Form 10-K405
period 1996-12-31
RADIANT SYSTEMS INC
filed 1997-03-28
CIK 845818

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________

                                   FORM 10-K
                             _____________________

        Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the fiscal year ended December 31, 1996

                         ______________________________

                          Commission File No. 0-22065

                             RADIANT SYSTEMS, INC.

                             A Georgia Corporation
                  (IRS Employer Identification No. 11-2749765)
                          1000 Alderman Drive, Suite A
                              Alpharetta, Georgia
                                 (770) 772-3000

                Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:

                                      NONE
                          ----------------------------

                Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                           Common Stock, no par value
                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes _____    No   X
                                                        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (3,656,310 shares) on March 24, 1997 was approximately $35,649,000 based on the closing price of the registrant's common stock as reported on the Nasdaq National Market on March 24, 1997. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of March 24, 1997: 11,694,726 shares of no par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

                                     None.

                                     PART I

ITEM 1.   BUSINESS.
------    --------

     Radiant Systems, Inc. (the "Company" or "Radiant") provides enterprise-wide technology solutions to selected vertical markets within the retail industry. The Company offers fully integrated retail automation solutions including point of sale ("POS") systems, consumer-activated ordering systems, back office management systems and headquarters-based management systems. The Company's products enable retailers to interact electronically with consumers, capture data at the point of sale, manage site operations and logistics and communicate electronically with their sites, vendors and credit networks. In addition, the Company offers system planning, design and implementation services that tailor the automation solution to each retailer's specifications.

     Radiant is currently a leading provider of integrated retail automation solutions to the convenience store market and has a growing presence in the entertainment market through its PrysmTech division. In addition, the Company intends to expand its presence in the QSR market in 1997. Since these markets require many of the same product features and functionality, the Company believes it can leverage its existing technology across these markets with limited incremental product development efforts.

INDUSTRY BACKGROUND

  Successful retailers increasingly require information systems that capture a detailed picture of consumer activity at the point of sale and store that data in an accessible fashion. Early technology innovators in the retail industry deployed robust, integrated information systems at the point of sale and used the information to react rapidly to changing consumer preferences, ultimately gaining market share in the process. In addition, these integrated information systems helped retailers achieve operational efficiencies. Many large national retailers have followed suit by investing in proprietary information systems.

  For many types of retailers, however, this type of automation did not make economic or business sense. In particular, merchants with a large number of relatively small sites, such as convenience stores, petroleum retailers, restaurants and entertainment venues, generally have not been able to cost-effectively develop and deploy sophisticated, enterprise-wide information systems. Economic and standardization problems for these markets are exacerbated by the fact that many sites operate as franchises, dealerships or other decentralized ownership and control structures. Without an investment in technology, these retailers continue to depend on labor and paper to process transactions. Management believes that high labor costs, lack of centralized management control of remote sites and inadequate informational reporting, together with emerging technology trends, have caused many of these retailers to reexamine how technology solutions can benefit their operations.

  A large number of retail sites face these challenges. At the end of 1995, there were more than 90,000 convenience stores nationwide, while the cinema industry had approximately 27,000 screens at 6,500 sites nationwide. At the end of 1994, the quick service restaurant ("QSR") industry had over 170,000 domestic units. Typically, the existing systems in these industries consist of stand-alone devices such as cash registers or other POS systems with little or no integration with either the back office of the site or an enterprise-wide information system. Implementation of such systems providing this functionality typically involves three or more vendors and an independent systems integration firm. The resulting proprietary solutions are often difficult to support and have inherently high risks associated with implementation. Management believes that technology solutions that are highly functional and scalable, relatively inexpensive, and easy to deploy are critical for successful implementation in these retail markets.

  In the absence of an integrated solution, retailers in these markets typically rely on manual reporting to capture data on site activity and disseminate it to different levels of management at the regional and national headquarters. Basic information on consumers (i.e., who they are, when they visit and what they buy) is not captured in sufficient detail, at the right time or in a manner that can be communicated easily to others in the organization. Similarly, information such as price changes does not flow from headquarters to individual sites in a timely manner. In addition, communications with vendors often remain manual, involving paperwork, delays and related problems.

  Recent trends in the retailing industry have accelerated the need for enterprise-wide information and have heightened demand for integrated retailing systems. Based in part upon industry association reports and other studies, as well as the Company's experience in marketing its products, the Company believes consumer preferences have shifted away from retailer loyalty toward value and convenience, creating a greater need for timely data concerning consumer buying patterns and preferences. Management also believes that convenient consumer-activated ordering and payment systems, such as ATMs, voice response units and "pay at the pump" systems, have become important to retailers who wish to retain and build a customer base. Additionally, retailers can improve operational and logistical efficiencies through better management of inventory, purchasing, merchandising, pricing, promotions and shrinkage control. Management believes that the constant flow of information among the point of sale, the back office, headquarters and the supply chain has become a key competitive advantage in the retail industry, causing retailers to demand more sophisticated, integrated solutions from their systems vendors.

  In a parallel development, technological advances have improved the capability of systems available to retailers. With the price of computing power declining, technology investments have become economically feasible for many retailers. Further, computing power has become increasingly flexible and distributable, facilitating data capture and processing by applications located at the point of sale. Also, new front-end graphical user interfaces are making systems easier to use, which reduces training time and transaction costs and facilitates more types of consumer-activated applications.

  To meet increasing systems demands from retailers, providers of hardware and software point of sale solutions are attempting to integrate existing products. This process often requires independent systems integrators to provide enterprise-wide data communications. These systems often are based on proprietary, closed protocols and technology platforms from several different vendors. As a result, the effort required to implement and maintain these systems can be difficult, time consuming and expensive.

THE RADIANT SOLUTION

  The Company offers fully integrated technology solutions that enable retailers to improve site operations, serve consumers better and route information throughout their organization and supply chains. The Company believes its core technology and solutions are applicable to a variety of retail markets. The Company's suite of products links store level point of sale information with centralized merchandising and financial functions that ultimately drive replenishment communications with suppliers and vendors. The Company believes that its site solutions are easy to implement, typically requiring less than a week to install and a few hours to train individual users. The following summarizes the solutions provided by Radiant:

  A five segment diagram presenting in brief form the principal features and functions of the Company's primary technology solutions and services. The diagram includes the text:

CONSUMER-ACTIVATED                           HEADQUARTERS
- - - - - - - - - -                          - - - - - - -
Touch Screen Interactive                     Executive Information
Video, Graphics, Audio                       Electronic Price Book
Credit/Cash Payment                          Vendor EDI
Compact, Enclosed Terminals                  Centralized Menu Management
Suggestive Selling

POINT OF SALE                                BACK OFFICE
- - - - - - -                                - - - - - -
Touch Screen Interactive                     Inventory Control
Transaction Auditing                         Vendor Management
Credit Processing                            Purchasing/Receiving
Data Capture                                 Employee Management
Peripheral Integration
Cash Reconciliation

SERVICES
- - - - -
Consulting
Training
Maintenance
Technical Support
Integration


  The Company's technology solutions enable retailers to: allow consumers to place their own orders for items such as food, movie tickets and concessions through graphical touch screen interfaces; capture transaction information and communicate with credit card networks; manage and analyze in-store inventory movement, including electronic ordering; schedule and manage staffing; and connect headquarters to each of the retailer's local sites and vendors, enabling management to quickly change pricing and review operating performance in a timely and efficient manner. The Company's products have been deployed successfully in retail operations ranging in size from one to more than 600 sites.

  Retailers derive the following benefits from Radiant's solutions:

  Integrated information flows.   The Company's technology solutions provide
  retailers with tools for monitoring and analyzing sales data, stock status, vendor relationships, merchandising and other important activities, both at their sites and headquarters. These products further enable retailers to communicate electronically with their suppliers in order to exchange purchase orders, invoices and payments.

  Centralized management of highly decentralized operations.   Information
  provided by the Company's solutions enables headquarters management to monitor site performance in a consistent manner on a near-real time basis, implement price changes simultaneously throughout the enterprise and rapidly initiate targeted marketing programs.

  Tighter on-site control over operations.   The Company's back office systems
  enable site managers to closely manage inventory, reconcile accounts and control issues such as shift scheduling and hourly wage calculations. The Company's solutions incorporate sophisticated inventory management techniques to help a retailer optimize its merchandising strategy.

  Improved labor productivity.   The Company incorporates user friendly graphics
  within its solutions, reducing employee training and order processing times which are important benefits in retail environments due to high employee turnover. The Company's back office solutions can alleviate extensive paperwork required of site managers, allowing them more time to focus on operations.

  Improved customer service.   The Company's consumer-activated ordering systems
  permit customers to place their own orders, answer surveys and electronically communicate with the retailer. These systems can improve customer service, reduce site labor costs and, through automating suggestive selling concepts, help the retailer implement revenue enhancement opportunities.

  Lower cost of technology deployment.   In addition to the cost savings
  realized through better site management, the actual cost of deploying the Company's multimedia networking platform is less than networked PC systems due to platform efficiencies. Software modification requirements are limited due to the high degree of functionality inherent in the core applications, and systems integration problems are minimized because the Company offers an integrated solution based on an open-architecture design which facilitates integration with other systems.

COMPANY STRATEGY

  The Company's objective is to be the leading worldwide provider of enterprise-wide technology solutions to the vertical retail markets it serves. The Company is pursuing the following strategies to achieve this objective:

  Expand existing position in selected markets.    The Company believes that it
  is in a strong position to expand its current market share in the convenience store and cinema markets due to its highly functional solutions and its practical experience in deploying and implementing retail solutions. The Company has experience integrating all aspects of its solutions into existing retail technology infrastructures. In particular, the Company has developed interfaces with a number of the widely-used electronic information and payment networks, including networks of certain major petroleum retailers. The Company currently is developing interfaces to credit networks of additional major petroleum retailers, which if certified, will allow the Company access to a large number of potential sites.

  Introduce new products to current markets.   The Company has introduced a
  variety of new products and services in 1996, including consumer-activated systems, a headquarters-based, enterprise-wide management system, a Windows NT version of its local site-based products, consulting services and its multimedia networking platform. Additional products and services, such as on-line consumer loyalty systems and solutions utilizing the Internet, are in development or under review.

  Continue to develop sales and services infrastructure. To meet the anticipated requirements of growth in its business, the Company intends to continue expanding its direct sales force and its professional services organization. The Company also plans to develop relationships with additional distributors.

  Expand markets for the Company's solutions. The Company believes that its core technology and solutions are applicable to a variety of retail markets. The Company acquired LSI to accelerate its entry into the QSR market, and the Company plans to expand its presence in the QSR market with pilot installations of certain new solutions scheduled for the first half of 1997. The Company believes that additional markets such as full service restaurants, stadiums, arenas and amusement parks represent additional opportunities for the Company's solutions.

  Attract and retain outstanding personnel.   The Company believes its strongest
  asset is its people. To attract and retain top talent, the Company intends to maintain its entrepreneurial culture and to continue offering competitive benefit programs. The Company has granted stock options to a majority of its employees and will strive to continue to align employee interests with those of the Company's shareholders.

COMPANY OPERATIONS

  The Company is a leading provider of integrated technology solutions to the convenience store market, has a growing presence in the entertainment market and currently has plans to apply its core technologies to the QSR market. Substantially all of the Company's total revenues in 1995 and approximately 74.8% of the Company's total revenues in 1996 were related to the convenience store market. The Company believes that its core technology may be adapted to provide solutions to a variety of vertical markets, but it has concentrated its efforts to date in these three markets. The Company's principal products, sales and marketing efforts, customers and competitors are discussed below for each of these three markets. The following table depicts the Company's main offerings and the vertical markets served by those offerings:

-----------------------------------------------------------------------------------------------------------
                                                                                    QUICK SERVICE
                               CONVENIENCE STORE        ENTERTAINMENT               RESTAURANT(1)
                             ------------------------------------------------------------------------------
Software:
Consumer-Activated Ordering    OrderPoint               OrderPoint                  OrderPoint
Point of Sale                  Compu-Touch              BoxMan, ConcMan                 (2)
Back Office                    Compu-Touch              OfficeMan                       (3)
Headquarters-Based             Core-Tech                Core-Tech(4)                Core-Tech(4)

Services:
Consulting and Training        Radiant Solutions Group  Radiant Solutions Group     Radiant Solutions Group
Integration and Logistics      Integration Services     Integration Services        Integration Services

Platform:                      MediaClient              MediaClient                 MediaClient

(1) Does not reflect products acquired with LSI.
(2) Under development, with planned release in the first half of 1997.
(3) To be developed.
(4) Modifications for these markets currently are under development.

CONVENIENCE STORE MARKET

  In the United States, there currently are approximately 90,000 convenience store sites which derive a significant portion of revenues from selling products other than gasoline. The Company believes that the international convenience store market represents a substantial opportunity for its solutions. Management believes that the industry is currently under-invested in technology. Only 16.1% of the industry's retail sites use scanning equipment, compared to grocery stores, which have implemented scanning at approximately 90.0% of their locations. Yet, in a recent convenience store industry survey, 71.0% of respondents perceive integrated scanning and price book management as being important for their operations, and a majority of respondents indicated that they were investigating whether to implement scanning at their retail locations. The same survey further reveals that 54.0% of respondents plan to increase spending for technology solutions. The Company thus believes that the demand for the Company's solutions for the foreseeable future will remain strong.

  This demand is fueled in part by the fact that many convenience store operators are finding that their consumers prefer "pay at the pump" systems, and many operators are upgrading their POS systems to interface with these consumer-activated systems. Seventeen percent of convenience stores currently utilize pay at the pump technology. Implementing this technology requires a site to upgrade its system for controlling and managing fuel sales. Management believes that installation of pay at the pump systems will remain strong for the foreseeable future, encouraging additional investment in store automation.

  The Company markets a variety of products and services as part of its strategy to serve as an integrated solutions provider. From consumer-activated ordering solutions to feature-rich, highly functional point of sale and back office systems tied into headquarters through advanced client/server software, the Company's enterprise-wide solutions interact with the consumer, site employees and management and the senior management of a retailer's operations. To help retailers optimize the impact these systems have on their operations, the Company also offers a wide array of consulting, training and support services provided by experienced professionals. The Company further provides "ruggedized" hardware systems designed to cope with harsh retailing environments.

Site-Based Products

  Compu-Touch.   Compu-Touch is the Company's principal product serving the convenience store market. Compu-Touch, which can be licensed as modules or as a complete system, is a comprehensive site-based solution that allows retailers to process transactions and capture data at the point of sale, as well as to manage other front and back office operations. Compu-Touch consists of several modules, as described below. As of December 31, 1996, the Company has licensed Compu-Touch systems to over 2,000 convenience store sites.

  The following modules are offered with Compu-Touch:

  CT POS -- provides point of sale functionality. Its PC-based architecture allows non-POS functions (adding inventory and employees, changing fuel prices, etc.) to be performed through a menu driven, user friendly interface. In addition, CT POS produces reports that provide store managers with valuable insight into their businesses. CT POS can be interfaced to other systems using industry standard file formats.

  CT Inventory -- allows convenience stores to manage inventory on an item level basis, enabling two critical processes: item level audits and electronic ordering. CT Inventory accepts sales data from either CT POS or a third party system.

  CT Fuel -- manages fuel inventory using the same closed loop approach as CT Inventory. Real time fuel sales, received from CT POS, are combined with deliveries, pump tests and stick readings, allowing for instant reconciliation and analysis. CT Fuel includes a competitive survey feature so fuel managers can set prices to maximize volume and margin.

  CT Lottery -- utilizes the business logic embodied in CT Inventory. Lottery sales, received from CT POS in real-time, are combined with deliveries allowing for instant reconciliation.

  CT Employee -- records and monitors key employee data such as hire date, advanced payments and termination date. Operators can compare budgeted and scheduled hours against actual hours worked with the labor schedule feature. An electronic task list, complete with instructions, can be scheduled to appear automatically on CT POS during an employee's shift.

  CT Money -- allows store managers quickly to compare funds collected against safe drops, pay-ins and pay-outs and make adjustments as necessary.

  Compu-Touch includes features such as a touch screen interface, user friendly applications and flexibility in set-up and configuration to accommodate operational variables at each site. The Compu-Touch system is based on an open architecture and runs on either the Windows NT or Novell platform. The application supports multiple POS terminals and a separate back office system. The product is upgradable so that customers can phase in their investment with additional hardware and software modules. It also offers customers scalability, such that the same application can be run in chains with widely varying numbers and sizes of sites; yet the enterprise solution remains consistent and supportive of each site.

  OrderPoint.   Within the convenience store market, the trend toward increased branded food service offerings has created a demand for consumer-activated ordering systems. In response, the Company has developed its easy to use, consumer-activated OrderPoint system. OrderPoint allows a consumer to place an order, answer a survey, pay with a plastic card, make inquiries and view promotions through the use of a touch screen. OrderPoint's development environment and authoring tools allow various media, such as video clips, logos, pictures and recordings, to be quickly integrated into a consumer-friendly application.

  Management believes OrderPoint allows a retailer to increase labor productivity, increase revenues through suggestive selling, increase consumer ordering speed and accuracy, capture consumer information at the point of sale and respond quickly to changing consumer preferences. OrderPoint was commercially released in the second quarter of 1996, and, to date, the Company has sold systems or licensed software to a number of convenience store chains.

Headquarters-Based Product

  Core-Tech.   In 1996, the Company introduced Core-Tech, a client/server based software application which allows retailers to better manage multiple convenience store sites. As of December 31, 1996, the Company had installed Core-Tech at several headquarters locations, including those at Wawa, Inc., Sheetz, Inc., Conoco, Inc., Ultramar Diamond Shamrock Corporation and Petronas Dagangan Berhad, the national petroleum company of Malaysia. The following is a summary of the features and functionality of Core-Tech:

  Price book -- allows retailers to set prices for products in a timely manner on a site-by-site, zone-by-zone or system wide basis. Price book also allows retailers to target prices based on a variety of different factors, including markups based on cost, gross margins, and target margins.

  Site configuration and management -- allows retailers to define and control the parameters of site operations, such as prohibiting clerks from authorizing fuel dispensing without prepayment.

  Fuel management -- allows retailers to manage fuel inventory movement and pricing. Such features allow management to define and regulate site pricing and strategies, including responding to price changes at competitors' sites.

  Executive Information System ("EIS") -- supports headquarters analysis of site operations, such as sales vs. cost analysis, sales vs. budget analysis, labor productivity analysis and category management analysis. EIS also facilitates "what if" analyses, allowing retailers to incorporate and ascertain the sensitivities of operational variables such as price, cost and volume.

  Electronic Data Interchange -- supports the routing and analysis of purchase orders and vendor invoices.

  The Company believes that Core-Tech is one of the most functional and comprehensive headquarters management applications widely marketed to convenience store chains. The Core-Tech product is built with state of the art software tools and is flexible and expandable based on application architecture and database structure. The application is written in PowerBuilder, and the database, Microsoft SQL Server, is highly scalable. The user interface is intuitive and easy to use.

Sales and Marketing

  The Company has independent sales efforts in each of its vertical markets. The Company believes this strategy positions its sales force to understand its customers' businesses, trends in the marketplace, competitive products and opportunities for new product development and allows the Company to take a consultative approach to working with customers.

  Within the convenience store market, the Company's Director of National Accounts manages a staff focusing on national accounts, including all major petroleum companies. Further, the Company's Director of Sales manages two distinct efforts: sales to large independent accounts via a geographically dispersed sales force and sales to international accounts primarily through distributors. The Company also has implemented a telemarketing effort directed at chains with a limited number of sites. All sales personnel are compensated with a base salary and commission based on gross margins and other profitability measures.

  To date, the Company's primary marketing objective has been to increase awareness of all of the Company's technology solutions. To this end, the Company has attended industry trade shows and selectively advertised in industry publications. The Company intends to increase its sales and marketing activities both domestically and internationally in 1997, and will expand its advertising in relevant industry publications. Additionally, the Company intends to continue developing an independent distribution network to sell and service its products to certain segments of the domestic and international markets.

Customers

  Convenience store customers who have selected the Company as their technology solutions provider operate over 7,000 sites. As of December 31, 1996, the Company has installed its technology solutions in over 2,000 of these sites. In 1994 and 1995, two customers accounted for 75.9% and 59.4% of the Company's total revenues, respectively, as follows: Conoco, Inc. (52.1% in 1994 and 15.8% in 1995) and Emro Marketing Company (23.8% in 1994 and 43.6% in 1995). During 1996, four convenience store customers accounted for 51.5% of the Company's total revenues, as follows: Ultramar Diamond Shamrock Corporation (21.5%), Emro Marketing Company (13.2%), Sheetz, Inc. (11.7%) and Conoco, Inc. (5.1%). The following is a partial list of major convenience store customers who have licensed and purchased the Company's products and services:


   Boardman Petroleum (Smile Gas)                    Go-Mart, Inc.
   Conoco, Inc.                                      Petronas Dagangan Berhad
   Dillon Companies, Inc.                            Sheetz, Inc.
   Emro Marketing Company (Speedway/Starvin'         Ultramar Diamond Shamrock
    Marvin)                                          Corporation
   Giant Industries, Inc.                            Wawa, Inc.

Competition

  In marketing its technology solutions, the Company faces intense competition, including internal efforts by potential customers. The Company believes the principal competitive factors are product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with other systems.

  Within the convenience store market, the Company believes it is the only integrated technology solution provider of POS, back office and headquarters management systems. Within these product lines, the Company faces different levels of competition. Verifone, Ltd., Dresser Industries, Inc., Gilbarco, Inc., Tokheim Corporation, Stores Automated Software, Inc., Matsushita Electric Corporation of America (Panasonic), Auto-Gas Systems, Inc. and others provide POS systems with varying degrees of functionality. Back office and headquarters client/server software providers include The Software Works!, Professional Datasolutions Inc. and JDA Software Group, Inc. In addition, the Company faces competition from systems integrators and other companies such as Tandem Computers, Inc. who offer an integrated technology solutions approach by integrating other third party products.

  The Company believes there are barriers to entry in the market for convenience store automation solutions. The Company has invested a significant amount of time and effort to create the functionality of Compu-Touch and Core-Tech. The Company believes that the time required for a competitor to duplicate the functionality of Compu-Touch or Core-Tech is substantial and would require detailed knowledge of a retailer's operations at local sites and headquarters. Also, developing a credit card network interface often can take an additional six to nine months, as the certification process can be time consuming. Moreover, the major petroleum companies are extremely selective about which automation system providers are permitted to interface to their credit networks. As of December 31, 1996, the Company was certified on seven credit networks, and it currently has initiated the process to become certified on four other major petroleum company credit networks.

ENTERTAINMENT MARKET

  Within the entertainment market, the Company has focused on the cinema market and plans to expand into amusement parks and stadiums. The Company markets its products to the cinema market through its PrysmTech division. There are approximately 27,000 cinema screens in the United States. These screens are operated at approximately 6,500 sites, with recent trends emphasizing more screens per site.

  The domestic cinema industry is concentrated, with the top six chains operating approximately 33.0% of the cinema screens. In addition to increasing screens per site, "megaplexes" have evolved, which combine restaurants, movies and other forms of entertainment in one facility. While cinema sites typically are operated in a decentralized manner, the Company believes cinema operators are focused on implementing cost controls from headquarters.

  The Company believes its core technology and products are easily adaptable for other entertainment venues, such as amusement parks, stadiums and arenas. To date, the Company has installed systems in one of these facilities and has pilot installations scheduled for two other amusement parks. While fewer in number than cinemas, these venues are typically much larger, and management believes that technology solutions for such operators represents significant revenue potential for the Company.

Site-Based Products

  To date, a majority of the Company's sales to the entertainment market has consisted of comprehensive site-based solutions that allow retailers to process transactions and capture data at the point of sale and to manage other front and back office operations. As of December 31, 1996, the

Company had installed these products at approximately 175 sites. These site-based solutions are marketed under the "BoxMan," "ConcMan," "OrderPoint," and "OfficeMan" names. These systems include features such as a touch screen interface, user-friendly applications and flexibility in configuration to accommodate operational variables at each site.

  These systems are based on an open architecture and run on the Windows NT or Novell platform. The applications are made to be highly configurable, typically supporting multiple POS terminals and a separate back office system. The products are upgradable so that customers can phase in their investment with additional hardware and software modules. These solutions offer customers scalability, such that the same application can be run in chains with widely varying numbers and sizes of sites; yet the enterprise solutions remain consistent and supportive of each site.

  BoxMan. BoxMan processes ticket sales, incorporating touch screen technology at the point of sale. BoxMan provides for a variety of ticket alternatives and payment options (such as cash, credit card or coupons). Individual sales and performance are easily tracked, and all of the information gathered at the point of sale can be communicated throughout the system on a real-time basis. BoxMan also provides for advanced ticketing and teleticketing, as well as will-call and self-service ticketing.

  ConcMan.   ConcMan processes concession sales, incorporating touch screen technology at the point of sale. ConcMan communicates real-time information to other POS and back office systems. In addition, ConcMan allows a number of payment methods, such as cash, credit card or coupons, and tracks point of sale performance data, such as average transaction value and rate of sales.

  OrderPoint.   OrderPoint is the Company's consumer-activated, multimedia software. It utilizes graphics, full motion video and audio and allows consumers to preview movies and purchase tickets and concessions by placing orders through the use of a touch screen ordering system. It further allows for remote ticketing and simple credit card purchases. By properly positioning high profit items, retailers can use OrderPoint to promote combination sales and implement suggestive selling programs. As of December 31, 1996, OrderPoint is installed in over 50 cinema sites. See "--Convenience Store Market--Site-Based Products" for a further description of the OrderPoint system.

  OfficeMan.   OfficeMan is a back office manager that provides the means for cinemas to readily gather point of sale and management information. OfficeMan provides real-time sales monitoring, with automatic updates of point of sale information, thereby allowing cinemas to manage multiple sites more effectively. Additionally, OfficeMan permits a cinema operator to define an employee's security level, manage changes in movie schedules and manage inventory. OfficeMan also provides an interface to other open systems and credit card networks.

Headquarters-Based Product

  Core-Tech.   Core-Tech is the Company's client/server based solution that permits retailers to manage individual sites from headquarters. Management believes that there is demand within the entertainment market for a solution with Core-Tech's features. As a result, the Company currently is adapting Core-Tech for this market. See "--Convenience Store Market--Headquarters-Based Product" for a description of the Core-Tech system.

Sales and Marketing

  To date, the Company's sales and marketing efforts have consisted primarily of involvement of senior management of PrysmTech. The Company's primary marketing objective has been to increase awareness of all of the Company's technology solutions. In November 1996, the Company hired a manager to plan and manage the Company's efforts in the amusement park market. The Company intends to increase its sales and marketing efforts in 1997.

Customers

  Cinema customers who have selected the Company as their technology solutions provider operate a total of 890 sites, or approximately 13.7% of the domestic cinema sites. As of December 31, 1996, the Company has installed its technology solutions in approximately 175 of these sites. In 1996, Loews Theatre Management Corporation accounted for 13.8% of the Company's total revenues. The following is a partial list of major cinema customers who have licensed and purchased the Company's products and services:

     Cobb Theatres
     Loews Theatre Management Corporation
     Mann Theatres
     The Marcus Corporation
     Regal Cinemas

Competition

  The market for the Company's technology solutions is intensely competitive and includes internal efforts by potential customers. The Company believes the principal competitive factors are product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with other systems. Within the cinema market, the Company faces competition from Pacer/CATS, a subsidiary of Ticketmaster, Inc., and several smaller software providers.

QUICK SERVICE RESTAURANT MARKET

  The Company believes that its core technology and capabilities effectively address the needs of the QSR market. To accelerate its entry into this market, the Company in May 1996 acquired LSI -- an established provider of technology solutions to the QSR market. LSI provided the Company with a team of experienced QSR software developers, a functional product line and a customer base that includes approximately 150 sites, including KFC Corporation and UNO Restaurant Corporation (Pizzeria Uno). The Company does not intend to actively market LSI's existing product line. However, the Company believes that its core technology can be combined with LSI's industry expertise to create a highly functional technology solution for the QSR market.

  The QSR market is the largest and fastest growing segment in the food service market. As of the end of 1994, there were over 170,000 QSRs in the United States. Restaurants increasingly require real time information access and management that permit employees to increase the speed and accuracy with which they take an order, prepare the food and fill the order, and they must accommodate numerous concurrent consumer orders at multiple counter top and drive-through locations. Multiple order input devices, such as wireless, hand-held terminals and touch screen monitors, may be required to handle high-order volumes at peak periods.

  The captured transaction data may be shared with store management, as well as regional headquarters management. Such data can be analyzed to provide performance, market and trend information. Such tasks are substantially similar to those required in the convenience store and entertainment markets. The Company is developing a new suite of products based on its Radiant solution tailored to address the QSR market. Pilots for these products are scheduled for the first half of 1997.

  In marketing its technology solutions, the Company faces intense competition, including internal efforts by potential customers. The Company believes the principal competitive factors are product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with other systems. Within the QSR market, the Company faces competition from companies such as International Business Machines Corporation, NCR Corporation, Matsushita Electric Corporation of America (Panasonic), Par Technology Corporation, Compris Technologies, Inc., Progressive Software, Inc., Micros Systems, Inc. and many others who currently deliver technology solutions to the market.

PROFESSIONAL SERVICES

  In 1995, the Company determined that the integration, design, implementation, application and installation of technology solutions were critical to its ability to effectively market its solutions. Consequently, in early 1996, the Company established its Radiant Solutions Group to provide these services to its customers. The Radiant Solutions Group operates as a stand-alone profit center. The following is a summary of some of the professional services the Company provides:

     Consulting.   Business consultants, systems analysts and technical
     personnel assist retailers in all phases of systems development, including systems planning and design, customer-specific configuration of application modules and on-site implementation or conversion from existing systems. Directors in the Company's consulting organization typically have significant consulting or retail technology experience. The Company's consulting personnel undergo extensive training in retail operations and the Company's products. Consulting services typically are billed on a per diem basis.

     Customization.   The Company provides custom application development work
     for customers billed on a project or per diem basis. Such enhancements remain the property of the Company.

     Training.   The Company has a formalized training program available to its customers, which is provided on a per diem rate at the Company's offices or at the customer's site.

     Integration.   Typically, as part of its site solution, the Company
     integrates standard PC components for its customers. This is done as part of the overall technology solution for the customers to protect the quality of the overall site solution and to provide the customers with a system that is easy to support over the long term.

  The market for the Company's professional services is intensively competitive. The Company believes the principal competitive factors are the professional qualifications, expertise and experience of individual consultants. In the market for professional services, the Company competes with the consulting divisions of the big six accounting firms, Electronic Data Systems, Inc. and other systems integrators.

MAINTENANCE AND CUSTOMER SUPPORT

  The Company offers customer support on a 24-hour basis, a service which historically has been purchased by a majority of its customers and also entitles the customer to product upgrades. In some cases, hardware support is provided by third parties. The Company can remotely access its customers' systems in order to perform quick diagnostics and provide on-line assistance. The annual support option is typically priced at a percentage of the software and hardware cost.

PRODUCT DEVELOPMENT AND TECHNOLOGY PLATFORM

  The Company's product development strategy is focused on creating common technology elements that can be leveraged in applications across various vertical retail markets. The base technology architecture is designed so that it can be integrated with products developed by other vendors and can be phased into a retailer's operations. The Company has developed numerous applications running on a Windows NT platform. The software architecture incorporates Microsoft's Component Object Model, providing an efficient environment for application development.

  To implement its strategy, the Company has created Radiant Labs ("Labs"), with responsibility for developing common technology elements intended for use across the Company's vertical markets. In addition, the Company maintains development groups for each of the convenience store, entertainment and QSR markets. The vertical market development efforts focus on developing industry-specific applications that leverage the common technology elements developed by Labs. To facilitate new product development, teams are formed to combine technical expertise from Labs and industry knowledge from the vertical groups.

  The Company's MediaClient platform, graphically depicted below, was developed for use across the Company's various vertical markets. It allows multiple, multimedia software applications to run on separate workstation clients simultaneously, all driven by a single PC acting as a server. With a MediaClient platform, only one PC is required -- functionality is duplicated through specialty peripherals ("MediaClient Nodes") connected by a fiber optic ring. The server is responsible for almost all data processing and functionality and serves as a repository for multimedia data.

TITLE:      DESCRIPTION OF RADIANT SYSTEMS, INC.
            RADIANT PLATFORM DIAGRAM

STRUCTURE:  Diagram illustrating the operating system of the Company's Radiant platform. The diagram depicts a personal computer acting as a host to nine nodes, all connected by a solid line representing a fiber optic connection. The nodes are depicted as rectangular boxes arranged in a loop to the right of the depiction of the personal computer.

            The diagram is meant to illustrate the fact that as many as 50 nodes may operate as specialty peripherals or workstations when connected to the personal computer acting as a server. A brief description is included of the host personal computer, the nodes and the fibre optic line. Each of these descriptions point to the relevant component with an arrow.

SUPPORTING
TEXT:       Connected by an arrow to the personal computer:
            "MediaClient Host
            . IBM PC compatible
            . Windows NT
            . Serves in excess of 50 nodes
            . Second host provides redundancy"

            Connected by an arrow to the nodes:
            "MediaClient Nodes
            . Solid-state multimedia device
            . MPEG I & II, SVGA
            . Stereo/mono sound
            . Intercom
            . Mag stripe reader
            . 8 Serial devices
            . Compact, enclosed design"

            Connected by an arrow to the line:
            "Bidirectional
            Fault-tolerant
            Fiber-optic loop"

  The Company's MediaClient platform offers a number of advantages to the retailer. Principally, it extends the processing power and functionality of a PC throughout a dedicated network. A MediaClient platform is highly scalable, depending on the requirements of the customer. It reduces software and network maintenance costs because the retailer only manages applications on one server. Moreover, MediaClient Nodes require substantially less space than a PC, improve reliability and reduce cost of ownership.

PROPRIETARY RIGHTS

  The Company's success and ability to compete is dependent in part upon its proprietary technology, including its software source code. To protect its proprietary technology, the Company relies on a combination of trade secret, nondisclosure, copyright and patent law, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although the Company relies on the limited protection afforded by such intellectual property laws, it also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable maintenance are essential to establishing and maintaining a technology leadership position. The Company presently has one patent pending. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. The Company generally enters into confidentiality or license agreements with its employees, consultants and customers and generally controls access to and distribution of its software, documentation and other proprietary information. Although the Company restricts the use by the customer of the Company's software and does not permit the re-sale, sublicense or other transfer of such software, there can be no assurance that unauthorized use of the Company's technology will not occur.

  Despite the measures taken by the Company to protect its proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

  Certain technology used in conjunction with the Company's products is licensed from third parties, generally on a non-exclusive basis. These licenses usually require the Company to pay royalties and fulfill confidentiality obligations. The Company believes that there are alternative resources for each of the material components of technology licensed by the Company from third parties. However, the termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on the Company's results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all.

  In the future, the Company may receive notices claiming that it is infringing on the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claim could be time consuming, result in costly litigation, cause product shipment delays or force the Company to enter into royalty or license agreements rather than dispute the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. To the extent the Company desires or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, can be time consuming and expensive to defend, prosecute or resolve.

EMPLOYEES

  As of December 31, 1996, the Company employed 265 persons. None of the Company's employees is represented by a collective bargaining agreement nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

  The Company's future operating results depend in significant part upon the continued service of its key technical, consulting and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial or technical personnel or attract such personnel in the future. The Company has at times experienced and continues to experience difficulty recruiting qualified personnel, and there can be no assurance that the Company will not experience such difficulties in the future. The Company, either directly or through personnel search firms, actively recruits qualified product development, consulting and sales and marketing personnel. If the Company is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on the Company's business, operating results and financial condition.

FORWARD-LOOKING STATEMENTS

  Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

ITEM 2.  PROPERTIES.
------   ----------

  The Company's principal facility occupies approximately 60,000 square feet in Alpharetta, Georgia, under two lease agreements. These lease agreements expire on January 31, 2000 and August 31, 2000, respectively. In January 1997, the Company leased additional space at its current location, which increased the square footage leased by the Company from 43,000 to 60,000 square feet.

ITEM 3.   LEGAL PROCEEDINGS.
------    -----------------

  There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority. There are no material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------    ---------------------------------------------------

  On October 21, 1996, by unanimous written consent in lieu of a special meeting of the Board and Common Stock Shareholders of the Company, the following persons were elected to serve on the Company's Board until the next annual meeting of the shareholders and until their successors are elected and have qualified or until their earlier resignation, removal from office or death: Erez Goren, Alon Goren, John H. Heyman and Eric B. Hinkle. In addition, the Company's shareholders elected officers of the Company to serve until the next annual meeting of the Board and until their successors are duly elected and have qualified or until their earlier resignation, removal from office or death.

  On December 10, 1996, by unanimous written consent in lieu of a special meeting of the Board and Common Stock Shareholders of the Company, the shareholders approved the issuance of Common Stock and certain other matters in connection with the initial public offering of the Common Stock of the Company. Furthermore, the Company's shareholders approved and adopted the Amended and Restated 1995 Stock Option Plan for the Company's directors, officers, employees and consultants. The shareholders reserved an aggregate of 4,000,000 of Common Stock for issuance upon the exercise of options under the 1995 Stock Option Plan.

  Also, the Company's shareholders approved and adopted the Amended and Restated Articles of Incorporation of the Company; approved a staggered Board to consist of Erez Goren and Alon Goren serving as Class I Directors, John H. Heyman serving as a Class II Director, and Eric B. Hinkle serving as a Class III Director; and approved Amended and Restated By-Laws.

  The Company's shareholders also authorized the Company to take all actions necessary to qualify the Company to conduct business as a foreign corporation in each jurisdiction where the officers of the Company deemed qualification to be necessary. The Shareholders then elected H. Martin Rice to serve as Vice President and Managing Director of the PrysmTech Division of the Company, effective as of the date of acquisition by the Company of PrysmTech, LLC.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------    ---------------------------------------------------------------------

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol "RADS." The Common Stock began trading on the Nasdaq National Market on February 13, 1997.

     As of March 24, 1997, there were 20 holders of record of the Common Stock. Management of the Company believes that these are in excess of 400 beneficial holders of its Common Stock.

     The Company currently anticipates that all of its earnings will be retained for development of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

     Recent Sales of Unregistered Securities. On December 31, 1996, the Company issued 300,000 shares of Common Stock to the two principals of Billmart, LLC in connection with the acquisition by the Company of Billmart's interest in PrysmTech, LLC. The issuances of securities described above were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. In each instance, the purchaser had a pre-existing relationship with the Company, the offers and sales were made without any public solicitation, the certificates bear restrictive legends and appropriate stop transfer instructions have been or will be given to the transfer agent. No underwriter was involved in the transactions and no commissions were paid.

ITEM 6.   SELECTED COMBINED FINANCIAL DATA.
------    --------------------------------

     The following table sets forth selected combined financial data of the Company for the periods indicated, which data has been derived from the combined financial statements of the Company. The combined financial statements of the Company as of December 31, 1994, 1995 and 1996, and for each of the years in the four-year period ended December 31, 1996, have been audited by Arthur Andersen LLP, independent public accountants. This selected combined financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the combined financial statements of the Company and the notes thereto included elsewhere herein.

                                                                            YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------------
                                                               1992      1993      1994       1995       1996
                                                             --------  --------  ---------  ---------  ---------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
 Systems sales............................................    $1,079    $3,748    $13,529    $14,078    $35,888
 Customer support, maintenance and other services.........       412       552        919      1,804      5,055
                                                              ------    ------    -------    -------    -------
 Total revenues...........................................     1,491     4,300     14,448     15,882     40,943
Cost of revenues:
 Systems sales............................................       462     2,307      9,459      9,863     22,270
 Customer support, maintenance and other services.........       366       588      1,208      2,300      5,465
                                                              ------    ------    -------    -------    -------
 Total cost of revenues...................................       828     2,895     10,667     12,163     27,735
                                                              ------    ------    -------    -------    -------
Gross profit..............................................       663     1,405      3,781      3,719     13,208
Operating expenses:
 Product development......................................       196       271        984      1,640      3,328
 Purchased research and development costs.................        --        --         --         --      3,930
 Sales and marketing......................................       203       209        470        607      1,487
 Depreciation and amortization............................        19        46        178        583        948
 General and administrative...............................       219       332      2,243      2,990      5,664
                                                              ------    ------    -------    -------    -------
Income (loss) from operations.............................        26       547        (94)    (2,101)    (2,149)
Interest expense, net.....................................         3        19         82        166        712
Minority interest in earnings of PrysmTech................        --        --         --         --        628
Other (income)............................................        --        --         --       (406)        --
                                                              ------    ------    -------    -------    -------
Income (loss) before provision for pro forma income taxes.        23       528       (176)    (1,861)    (3,489)
Pro forma income tax provision (benefit)(1)...............        11       206        (61)      (709)    (1,333)
                                                              ------    ------    -------    -------    -------
Pro forma net income (loss)...............................    $   12    $  322    $  (115)   $(1,152)   $(2,156)
                                                              ======    ======    =======    =======    =======
Pro forma net income (loss) per common and
 common equivalent shares(2)..............................                                              $ (0.19)
                                                                                                        =======
Weighted average common and common equivalent
 shares outstanding.......................................                                               11,100
                                                                                                        =======

                                                                                DECEMBER 31,
                                                             --------------------------------------------------
                                                                1992      1993       1994       1995       1996
                                                              ------    ------    -------    -------    -------

Balance Sheet Data:
Working capital  ................................             $ (310)   $ (102)   $(1,027)   $(3,664)   $   812
Total assets  ...................................                409     2,716      4,818      4,235     14,616
Long-term debt and shareholder loan,
 including current portion  .....................                  7        89      1,067        970      9,174
Shareholders' equity (deficit)  .................               (273)      145       (722)    (3,154)    (4,500)

--------------
(1) As a result of its election to be treated as an S Corporation for income tax purposes prior to its initial public offering in February 1997, the Company was not subject to federal or state income taxes. Pro forma net income amounts include additional provisions for income taxes determined by applying the Company's anticipated statutory tax rate to pretax income
    (loss), adjusted for permanent tax differences.
(2) Pro forma net income (loss) per share is computed by dividing pro forma net income (loss) available to common shareholders by weighted average shares outstanding.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------  ----------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ---------------------

  The following discussion should be read in conjunction with the combined financial statements of the Company (including the notes thereto) contained elsewhere in this Report.

OVERVIEW

  The Company historically has focused on providing integrated technology solutions to selected vertical markets within the retail industry. The Company derives its revenues primarily from the sale of integrated systems, including software, hardware and related support and consulting services. The Company plans to increase licensing of certain of its software products on a stand-alone basis. In addition, the Company, through its Radiant Solutions Group, offers implementation and integration services which are billed on a per diem basis. The Company's revenues from its various technology solutions are, for the most part, dependent on the number of installed sites a customer has. Accordingly, while the typical sale is the result of a long, complex process, the Company's customers usually continue installing additional sites over an extended period of time. Revenues from systems sales are recognized as products are shipped, provided that collection is probable and no significant post shipment vendor obligations remain. Revenues from customer support, maintenance and other services are generally recognized as the service is performed.

  Prior to 1993, the Company developed software solutions for the video rental and car care markets. The Company entered the convenience store market in 1993 by establishing relationships with two customers. Sales to these two customers represented approximately 75.9%, 59.4% and 18.3% of the Company's total revenues in 1994, 1995 and 1996, respectively. In order to increase the Company's focus on revenue growth and profitability, the Company expanded its senior management team in 1995 and 1996. In addition, the Company responded to strong demand for its technology solutions by investing heavily in new product development. The Company also identified additional market opportunities for its new products. As a result, the Company has substantially increased its sales, marketing and product development activities.

  Since November 1995, a number of events resulted in strong revenue growth for the Company. The Company developed new products, established relationships with new customers and increased sales to existing customers. The Company also entered two new vertical markets -- the entertainment market and the QSR market. The Company expanded its presence in the entertainment market in November 1995 by entering into a joint venture (PrysmTech) to market enterprise-wide technology solutions to this industry. On December 31, 1996, the Company purchased the remaining interest in PrysmTech. Accordingly, the operations of PrysmTech are reflected in the 1996 financial statements of the Company. To accelerate its entry into the QSR market, in May 1996 the Company purchased Liberty Systems International, Inc. ("LSI"), a technology solution provider to the QSR industry. During this period, the Company also expanded its sales force and continued to add management, consulting and product development personnel. The revenue growth of the Company has resulted in profitability since the second quarter of 1996, before accounting for one-time, nonrecurring purchased research and development costs.

  As a result of its election to be treated as an S Corporation for income tax purposes, the Company, prior to the completion of its initial public offering in February 1997, was not subject to federal or state income taxes. Pro forma net income amounts discussed herein include additional provisions for income taxes determined by applying the Company's anticipated statutory tax rate to pretax income (loss), adjusted for permanent tax differences. The Company's S Corporation status was terminated upon completion of its initial public offering in February 1997.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operation items to total revenues:


                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1994     1995     1996
                                                     --------  -------  -------

Revenues:
 Systems sales                                         93.6 %   88.6 %   87.7 %
 Customer support, maintenance and other services        6.4     11.4     12.3
                                                       -----    -----    -----
    Total revenues                                     100.0    100.0    100.0

Cost of revenues:
 Systems sales                                          65.4     62.1     54.4
 Customer support, maintenance and other services        8.4     14.5     13.3
                                                       -----    -----    -----
    Total cost of revenues                              73.8     76.6     67.7

Gross profit                                            26.2     23.4     32.3

Operating expenses:
 Product development                                     6.8     10.3      8.1
 Purchased research and development costs                 --       --      9.6
 Sales and marketing                                     3.3      3.8      3.6
 Depreciation and amortization                           1.3      3.7      2.3
 General and administrative                             15.5     18.8     13.9
                                                       -----    -----    -----
Income (loss) from operations                           (0.7)   (13.2)    (5.2)

Interest expense, net                                    0.5      1.0      1.7
Minority interest                                         --       --      1.6
Other (income)                                            --     (2.5)      --
                                                       -----    -----    -----

(Loss) before pro forma income taxes                    (1.2)   (11.7)    (8.5)
Pro forma income tax (benefit)                          (0.4)    (4.4)    (3.3)
                                                       -----    -----    -----
Pro forma net (loss)                                   (0.8)%   (7.3)%   (5.2)%
                                                       =====    =====    =====

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Systems Sales.   The Company derives the majority of its revenues from sales and licensing fees for its headquarters and site-based solutions. Systems sales increased 154.9% to $35.9 million for the year ended December 31, 1996 ("fiscal 1996"), compared to $14.1 million for the year ended December 31, 1995 ("fiscal 1995"). The increase related to sales and license fees from new and existing customers, as well as the acquisition and consolidation of PrysmTech that contributed $9.1 million to system sales in fiscal 1996. Additionally, the Company introduced several new products in fiscal 1996, including Core-Tech, OrderPoint, its MediaClient platform and a Windows NT version of Compu-Touch. Initial demand for these products contributed to the Company's increase in revenues.

  Customer Support, Maintenance and Other Services.   The Company also derives
revenues from customer support, maintenance and other services, which increased 180.2% to $5.1 million for fiscal 1996, compared to $1.8 million for fiscal 1995. The increase was due to increased support, maintenance and services revenues, including $1.1 million related to PrysmTech, and the establishment and expansion of Company's Radiant Solutions Group.

  Cost of Systems Sales.   Cost of systems sales consist primarily of hardware
and peripherals for site-based systems and labor. These costs are expended as products are shipped. Cost of systems sales increased 125.8% to $22.3 million for fiscal 1996, compared to $9.9 million for fiscal 1995. The increase was directly attributable to the increase in systems sales, including PrysmTech's sales. Cost of systems sales as a percentage of total revenues declined to 54.4% from 62.1%. Cost of systems sales as a percentage of systems revenues declined to 62.1% from 70.1%. The decreases were due to increased sales of existing and newly introduced and acquired products, such as Core-Tech and the PrysmTech product line, which have higher margins than site-based systems sold by the Company in prior years.

  Cost of Customer Support, Maintenance and Other Services.   Cost of customer
support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of customer support, maintenance and other services increased 137.6% to $5.5 million for fiscal 1996 from $2.3 million for fiscal 1995. The increase was due primarily to the Company's decision to establish the Radiant Solutions Group and the related increase in wages associated with this effort, as well as the inclusion of PrysmTech's results. Cost of customer support, maintenance and other services as a percentage of total revenues declined to 13.3% from 14.5%. Cost of customer support, maintenance and other services as a percentage of customer support, maintenance and other services revenues declined to 108.1% from 127.5%. These declines reflect higher service margins from PrysmTech operations, partially offset by the Company's investment in the Radiant Solutions Group.

  Product Development Expenses.   Product development expenses consist primarily
of wages and materials expended on product development efforts. Product development expenses increased 102.9% to $3.3 million for fiscal 1996, compared to $1.6 million for fiscal 1995. The increase was due to higher development costs associated with new product development, including development activity associated with the Company's QSR industry efforts and development of new credit card network interfaces, as well as the inclusion of PrysmTech's results. Product development expenses as a percentage of total revenues declined to 8.1% from 10.3% because total revenues increased at a faster pace than product development expenses. The Company capitalizes a portion of its software development costs. In fiscal 1996, software development costs of $635,000 were capitalized by the Company, as compared to $329,000 for fiscal 1995. The Company capitalized 16.0% of its product development costs in fiscal 1996, as compared to 16.7% for fiscal 1995.

  Purchased Research and Development Costs.   Purchased research and development
costs were $3.9 million for fiscal 1996. These one-time, nonrecurring costs represent in-process research and development costs expended by the Company in connection with its acquisition of PrysmTech.

  Sales and Marketing Expenses.   Sales and marketing expenses increased 145.1%
to $1.5 million during fiscal 1996, compared to $607,000 for fiscal 1995. The increase was associated with the Company's expansion of its sales force, the inclusion of PrysmTech's results and increased commission expense attributable to higher sales. Sales and marketing expenses as a percentage of total revenues declined to 3.6% from 3.8%.

  Depreciation and Amortization.   Depreciation and amortization expenses
increased 62.5% to $948,000 for fiscal 1996, compared to $583,000 for fiscal 1995. The increase resulted from an increase in computer equipment and other assets required to support an increased number of employees, as well as the inclusion of PrysmTech's results. Depreciation and amortization as a percentage of total revenues declined to 2.3% from 3.7% during the period, primarily because revenues increased at a faster pace than associated personnel support costs. Additionally, amortization of capitalized software development costs increased 140.8% to $239,000 for fiscal 1996, compared to $99,000 for fiscal 1995 as a result of higher capitalized software development costs.

  General and Administrative Expenses.   General and administrative expenses
increased 89.4% to $5.7 million for fiscal 1996, compared to $3.0 million for fiscal 1995. The increase was due primarily to personnel increases in fiscal 1996, as well as the inclusion of PrysmTech's results. General and administrative expenses as a percentage of total revenues declined to 13.9% from 18.8% as a result of higher sales volumes.

  Interest Expense.   Interest expense increased 327.6% to $712,000 for fiscal
1996, compared to $166,000 for fiscal 1995. The increase resulted from the Company borrowing $4.5 million in the second and third quarters of fiscal 1996 and the borrowing costs associated therewith. Interest expense as a percentage of total revenues increased to 1.7% from 1.0% due to the increase in borrowings.

  Minority Interest in Earnings of PrysmTech.   In fiscal 1996, the minority
interest in earnings of PrysmTech was $628,000, compared to none in fiscal 1995. This amount reflects the pro rata ownership interest not owned by the Company.

  Other Income.   In fiscal 1996, the Company recognized no other income. In fiscal 1995, the Company recognized $406,000 in other income, which primarily represented a gain on the sale of Company assets.

  Pro Forma Income Tax Provision (Benefit).   The pro forma effective tax rate
for fiscal 1996 was a benefit of 38.2%, compared to a benefit of 38.1% for fiscal 1995.

  Pro Forma Net Income (Loss).   Pro forma net loss increased 87.2% to $2.2
million for fiscal 1996, compared to $1.2 million for fiscal 1995. The increase in net loss resulted primarily from one-time, nonrecurring charges for purchased research and development costs, partially offset by increased revenues and improved margins in fiscal 1996 over fiscal 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

  Systems Sales.   Systems sales increased 4.1% to $14.1 million for fiscal
1995, compared to $13.5 million for the year ended December 31, 1994 ("fiscal 1994"). The increase related to sales and license fees from new customers and increased sales and license fees to existing customers.

  Customer Support, Maintenance and Other Services.   Customer support,
maintenance and other services increased 96.4% to $1.8 million for fiscal 1995, compared to $919,000 for fiscal 1994. The increase was due to a greater number of customer sites supported by the Company.

  Cost of Systems Sales.   Cost of systems sales increased 4.3% to $9.9 million
for fiscal 1995, compared to $9.5 million for fiscal 1994. The increase was directly attributable to increased systems sales. Cost of systems sales as a percentage of total revenues declined to 62.1% from 65.5%. Cost of systems sales as a percentage of systems sales increased to 70.1% from 69.9%.

  Cost of Customer Support, Maintenance and Other Services.   Cost of customer
support, maintenance and other services increased 90.5% to $2.3 million for fiscal 1995 from $1.2 million for fiscal 1994. The increase was due primarily to increased personnel costs associated with the support of more customers and sites. Cost of customer support, maintenance and other services as a percentage of total revenues increased to 14.5% from 8.4%. Cost of support, maintenance and other services as a percentage of customer support, maintenance and other services revenues declined to 127.5% from 131.4%, as growth in support and maintenance revenues grew at a faster rate than expenses.

  Product Development Expenses.   Product development expenses increased 66.6%
to $1.6 million for fiscal 1995, compared to $984,000 million for fiscal 1994. The increase was associated with increased development costs associated with new product development and new credit card network interfaces. Product development expenses as a percentage of total revenues increased to 10.3% from 6.8% due to the development efforts discussed above. In fiscal 1995, software development costs of $329,000 were capitalized by the Company, as compared to $133,000 for fiscal 1994. The Company capitalized 16.7% of its product development costs in fiscal 1995, as compared to 11.9% in fiscal 1994.

  Sales and Marketing Expenses.   Sales and marketing expenses increased 29.0%
to $607,000 during fiscal 1995, compared to $470,000 for fiscal 1994. The increase was associated with increased salaries and commissions. Sales and marketing expenses as a percentage of total revenues increased to 3.8% from 3.3% in fiscal 1995 primarily because of commission plans introduced during the period.

  Depreciation and Amortization.   Depreciation and amortization expense
increased 228.2% to $583,000 for fiscal 1995, compared to $178,000 for fiscal 1994. The increase resulted from an increase in computer equipment and other assets required to support a greater number of employees. Depreciation and amortization as a percentage of total revenues increased to 3.7% from 1.3% during the period due to the increased expense. Additionally, amortization of capitalized software development costs increased 350.0% to $99,000 for fiscal 1995, compared to $22,000 for fiscal 1994 as a result of higher capitalized software development costs.

  General and Administrative Expenses.   General and administrative expenses
increased 33.3% to $3.0 million for fiscal 1995, compared to $2.2 million for fiscal 1994, due to the Company's investment in infrastructure. General and administrative expenses as a percentage of total revenues increased to 18.8% from 15.5%.

  Interest Expense.   Interest expense increased 103.6% to $166,000 for fiscal
1995, compared to $82,000 for fiscal 1994.

  Other Income.   Other income increased to $406,000 for fiscal 1995, compared to none for fiscal 1994. Other income in 1995 primarily represented gain on the sale of Company assets of $374,000 and equity in earnings of PrysmTech of $32,000.

  Pro Forma Income Tax Provision (Benefit).   The pro forma effective tax rate
for fiscal 1995 was a benefit of 38.1%, compared to a benefit of 34.5% for fiscal 1994. The increase in the benefit relates to a decrease in the relative significance of permanent tax differences to pretax loss.

  Pro Forma Net Income (Loss).   Pro forma net loss increased 898.9% to $1.2
million for fiscal 1995, compared to $115,000 for fiscal 1994. The increase in the loss was the result of increased research and development costs and continued investments in infrastructure.

QUARTERLY INFORMATION

  The following tables set forth certain unaudited financial data for each of the Company's last eight calendar quarters and such data expressed as a percentage of the Company's total revenues for the respective quarters. The information has been derived from unaudited combined financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                        QUARTER ENDED
                                  ---------------------------------------------------------------------------------------
                                    MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,  SEPT. 30,  DEC. 31,
                                      1995       1995        1995       1995       1996       1996      1996       1996
                                    ---------  ---------  ----------  ---------  ---------  --------  ---------  ---------
Revenues:
 Systems sales....................    $4,521     $2,377      $2,549     $4,631    $ 3,849    $ 9,752    $ 9,741   $12,546
 Customer support,
  maintenance and other
  services........................       461        461         444        438        698      1,097      1,448     1,812
                                      ------     ------      ------     ------    -------    -------    -------   -------
   Total revenues.................     4,982      2,838       2,993      5,069      4,547     10,849     11,189    14,358

Cost of revenues:
 Systems sales....................     3,436      1,549       1,784      3,093      2,768      6,331      5,592     7,579
 Customer support,
  maintenance and other
  services........................       555        538         568        640      1,003      1,215      1,600     1,646
                                      ------     ------      ------     ------    -------    -------    -------   -------
   Total cost of revenues.........     3,991      2,087       2,352      3,733      3,771      7,546      7,192     9,225
                                      ------     ------      ------     ------    -------    -------    -------   -------

Gross profit......................       991        751         641      1,336        776      3,303      3,997     5,133

Operating expenses:
 Product development..............       347        409         417        467        701        768        900       959
 Purchased research and
  development costs...............        --         --          --         --         --         30         --     3,900
 Sales and marketing..............       149        179         109        170        285        292        311       599
 Depreciation and
  amortization....................       128        126         133        196        194        224        265       265
 General and administrative.......       706        719         738        827      1,010      1,407      1,394     1,854
                                      ------     ------      ------     ------    -------    -------    -------   -------

Income (loss) from operations.....      (339)      (682)       (756)      (324)    (1,414)       582      1,127    (2,444)

Interest expense, net.............        31         27          25         84         39         40        229       404
Other (income)....................        --       (374)         --        (33)        --         --         --        --
Minority interest in earnings of
 PrysmTech........................        --         --          --         --         55        215        206       152
                                      ------     ------      ------     ------    -------    -------    -------   -------
Income (loss) before pro forma
 income taxes.....................      (370)      (335)       (781)      (375)    (1,508)       327        692    (3,000)

Pro forma income tax provision
 (benefit)........................      (141)      (128)       (297)      (143)      (576)       125        264    (1,146)
                                      ------     ------      ------     ------    -------    -------    -------   -------

Pro forma net income (loss).......    $ (229)    $ (207)     $ (484)    $ (232)   $  (932)   $   202    $   428   $(1,854)
                                      ======     ======      ======     ======    =======    =======    =======   =======

                                                                       QUARTER ENDED
                                  ----------------------------------------------------------------------------------------
                                  MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                    1995       1995        1995       1995       1996       1996        1996       1996
                                  ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
Revenues:
 Systems sales..................      90.7%      83.8%       85.2%      91.4%      84.7%      89.9%       87.1%      87.4%
 Customer support, maintenance
  and other services............       9.3       16.2        14.8        8.6       15.3       10.1        12.9       12.6
                                     -----      -----     -------      -----    -------      -----       -----     ------
   Total revenues...............     100.0      100.0       100.0      100.0      100.0      100.0       100.0      100.0

Cost of revenues:
 Systems sales..................      69.0       54.6        59.6       61.0       60.9       58.4        50.0       52.8
 Customer support, maintenance
  and other services............      11.1       18.9        19.0       12.6       22.1       11.2        14.3       11.5
                                     -----      -----     -------      -----    -------      -----       -----     ------
   Total cost of revenues.......      80.1       73.5        78.6       73.6       83.0       69.6        64.3       64.3

Gross profit....................      19.9       26.5        21.4       26.4       17.0       30.4        35.7       35.7

Operating expenses:
 Product development............       7.0       14.5        13.9        9.2       15.4        7.1         8.0        6.7
 Purchased research and devel-
  opment costs..................        --         --          --         --         --        0.2          --       27.2
 Sales and marketing............       3.0        6.3         3.6        3.4        6.3        2.7         2.8        4.1
 Depreciation and amortization..       2.5        4.4         4.5        3.9        4.2        2.1         2.4        1.8
 General and administrative.....      14.2       25.3        24.7       16.3       22.2       12.9        12.4       12.9
                                     -----      -----     -------      -----    -------      -----       -----     ------

Income (loss) from operations...      (6.8)     (24.0)      (25.3)      (6.4)     (31.1)       5.4        10.1      (17.0)

Interest expense, net...........       0.6        1.0         0.8        1.7        0.9        0.4         2.1        2.8
Other (income)..................        --      (13.2)         --         --         --         --          --         --
Minority interest...............        --         --          --         --        1.2        2.0         1.8        1.1

Income (loss) before pro forma
 income taxes...................      (7.4)     (11.8)      (26.1)      (7.4)     (33.2)       3.0         6.2      (20.9)

Pro forma income tax provision
 (benefit)......................      (2.8)      (4.5)       (9.9)      (2.8)     (12.7)       1.1         2.4       (8.0)
                                     -----      -----     -------      -----    -------      -----       -----     ------

Pro forma net income (loss).....      (4.6)%     (7.3)%     (16.2)%     (4.6)%    (20.5)%      1.9%        3.8%     (12.9)%
                                     =====      =====     =======      =====    =======      =====       =====     ======


LIQUIDITY AND CAPITAL RESOURCES

  In February 1997, the Company completed its initial public offering, in which the Company received net proceeds of approximately $24.5 million. The Company applied the proceeds of the offering to (i) repay all of the Company's outstanding indebtedness to Sirrom Capital Corporation ($4.5 million), (ii) repay debt incurred in connection with its acquisition of PrysmTech ($3.1 million), (iii) repay outstanding shareholder notes ($1.1 million) and (iv) to repurchase an aggregate of 793,073 shares of Common Stock from two shareholders from whom the Company had a right of repurchase at a substantial discount to the initial public offering price ($2.1 million). The balance of the net proceeds of the offering (approximately $13.7 million) will be utilized for general corporate purposes, including research and development, sales and marketing, possible strategic acquisitions and the increased working capital requirements of the Company generated by its growth.

  The exercise of outstanding warrants to purchase 1,333,002 shares of Common Stock in connection with the initial public offering in February 1997 provided the Company with proceeds of approximately $960,000.

  Prior to the initial public offering, the Company has financed its operations primarily through cash generated from operations and recently from financing obtained during fiscal 1996. As of March 1, 1997, the Company had $14.0 million in cash and cash equivalents.

  The Company's operating activities provided cash in fiscal 1994 and 1995 of $844,000 and $841,000, respectively, while during fiscal 1996 the Company's operating activities used cash of $1.4 million. In fiscal 1993, cash flow from operating activities arose principally from the Company's profitable operations, partially offset by an increase in accounts receivable. Additionally, in fiscal 1994, cash from operating activities was significantly increased due to customer deposits received in advance of product shipment. In fiscal 1995, the Company's operating cash was the result of extended payment terms with vendors. During fiscal 1996, the Company's uses of cash were the result of increased accounts receivables due to increased sales somewhat offset by continued receipt of customer deposits in advance of sales.

  Cash used in investing activities in fiscal 1994, 1995 and 1996 was $537,000, $641,000 and $727,000, respectively. Such investing activities primarily consisted of purchases of property and equipment and capitalized software development costs.

  Cash used in financing activities was $249,000 and $402,000 in fiscal 1994 and 1995, respectively, while $4.3 million was provided by financing activities during fiscal 1996. Financing activities during fiscal 1994 and 1995 consisted of shareholder distributions and repayment of a shareholder note beginning in fiscal 1995. Additionally, in fiscal 1994 and 1995 the Company's repayment of borrowings under capital lease agreements increased as the Company purchased equipment under capital lease agreements of $599,000 and $218,000, respectively, in those years. Financing activities in fiscal 1996 consisted primarily of borrowings of $4.5 million from Sirrom Capital Corporation and $3.2 million in connection with the PrysmTech acquisition. These loan proceeds were offset somewhat by payment of loan origination fees as well as continued repayments of borrowings under capital lease agreements. See Note 6 of the combined financial statements of the Company.

  Purchases of property and equipment were approximately $303,000, $312,000 and $493,000 in fiscal 1994, 1995 and 1996, respectively. These expenditures were primarily for purchases of computer equipment, furniture and fixtures. Total product development expenditures were $1.1 million, $2.0 million and $4.0 million in fiscal 1994, 1995 and 1996, respectively. The cost of research and development is expected to approximate $6.0 million in 1997, while the cost of marketing new releases and existing products is expected to approximate $4.5 million in 1997. These expenditures are expected to be financed from operations and from the proceeds of the Company's initial public offering.

  In order to finance its recent growth, the Company in fiscal 1996 borrowed $4.5 million from Sirrom Capital Corporation (the "Sirrom Debt"). Funds were disbursed to the Company in two installments; the first in June 1996 ($3.0 million) and the second in September 1996 ($1.5 million), which borrowings were utilized to finance the Company's working capital requirements. The Sirrom Debt is secured by substantially all the assets of the Company, bears interest at a fixed rate of 14.0% and is payable in equal monthly installments of accrued interest to maturity (due June 2001 with respect to the $3.0 million tranche and due September 2001 with respect to the $1.5 million tranche). As of December 31, 1996, the Sirrom Debt had a balance of $4.5 million. The Sirrom Debt was repaid from the proceeds of the Company's initial public offering in February 1997.

  In connection with the acquisition of PrysmTech in December 1996 the Company issued promissory notes in the principal amount of $3.2 million. These notes are due December 1998 and bear interest at a rate of 8.5%. Substantially all of the PrysmTech Debt was repaid from the proceeds of the Company's initial public offering in February 1997.

  The Company believes that the net proceeds from the initial public offering and the exercise of the warrants referred to above will provide adequate liquidity to meet the Company's planned capital, research and development and operating requirements for at least the twelve month period following this offering. Thereafter, if the Company's spending plans change, the Company may find it necessary to seek to obtain additional sources of financing to support its operations. There can be no assurance that such financing will be available on commercially reasonable terms, if at all.

ACCOUNTING PRONOUNCEMENTS

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company's adoption of SFAS No. 121 in the first quarter of 1996 did not have a significant impact on the Company's combined financial statements.

  The American Institute of Certified Public Accountants has issued an exposure draft to amend the provisions of Statement of Position ("SOP") 91-1, "Software Revenue Recognition." The adoption of the standards in the current version of the exposure draft is not expected to have a significant impact on the Company's combined financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------    -------------------------------------------

  The following financial statements are filed with this report:

  Report of Independent Public Accountants
  Combined Balance Sheets--December 31, 1995 and 1996 and pro forma shareholders' deficit at December 31, 1996
  Combined Statements of Operations for the years ended December 31, 1994, 1995, and 1996
  Combined Statements of Shareholders' Equity (Deficit) for the years ended
    December 31, 1994, 1995, and 1996
  Combined Statements of Cash Flows for the years ended December 31, 1994, 1995, and 1996
  Notes to Combined Financial Statements

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Radiant Systems, Inc.:

  We have audited the accompanying combined balance sheets of RADIANT SYSTEMS, INC. (a Georgia corporation) and LIBERTY SYSTEMS INTERNATIONAL, INC. (a Georgia corporation) as of December 31, 1995 and 1996 and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radiant Systems, Inc. and Liberty Systems International, Inc. as of December 31, 1995 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                      /s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia

January 15, 1997

                             RADIANT SYSTEMS, INC.

                            COMBINED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1996

                                                                    PRO FORMA
                                                                  SHAREHOLDERS'
                                                                   DEFICIT AT
                                                                  DECEMBER 31,
                                            1995        1996          1996
                                         ----------  -----------  -------------
                                                                   (UNAUDITED)
                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............. $  164,550  $ 2,342,079
  Accounts receivable, net of allowances
   for doubtful accounts of $41,500, and
   $120,000 in 1995 and 1996,
   respectively.........................    624,179    4,885,209
  Inventories...........................  1,802,716    3,304,933
  Other.................................    116,971      417,351
                                         ----------  -----------
    Total current assets................  2,708,416   10,949,572
PROPERTY AND EQUIPMENT, net of
 accumulated depreciation of $670,266
 and $1,438,681 in 1995 and 1996,
 respectively...........................  1,030,669    1,517,902
SOFTWARE DEVELOPMENT COSTS, net of
 accumulated amortization of $121,365,
 and $360,203 in 1995 and 1996,
 respectively...........................    340,630      736,418
INTANGIBLES.............................          0      957,405
OTHER ASSETS............................    155,224      454,579
                                         ----------  -----------
                                         $4,234,939  $14,615,876
                                         ==========  ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY
               (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable...................... $2,298,068  $ 4,400,654
  Accrued liabilities...................  1,264,465    1,975,909
  Customer deposits and deferred
   revenue..............................  2,399,596    3,052,518
  Current portion of shareholder loans..    157,361      126,536
  Current portion of long term debt.....    252,979      582,230
                                         ----------  -----------
    Total current liabilities...........  6,372,469   10,137,847
  Accrued customer rebates..............    457,317            0
  Shareholder loans, less current
   portion..............................    170,423    3,193,888
  Long term debt, less current portion..    389,044    5,271,368
                                         ----------  -----------
    Total liabilities...................  7,389,253   18,603,103
                                         ----------  -----------
COMMITMENTS


PUT WARRANTS............................          0      513,200
                                         ----------  -----------
SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, no par value; 20,000,000
   shares authorized; 6,857,112 shares
   issued and outstanding in 1995 and
   1996.................................         63           63            76
  Class A common stock, no par value;
   10,000,000 shares authorized;
   1,142,889 shares issued and
   outstanding in 1995 and 1,442,889
   shares issued and outstanding in
   1996.................................         10           13
  Additional paid-in capital............          0    2,099,997     4,204,997
  Warrants..............................    240,000    1,185,000        40,000
  Deferred sales discount...............   (111,900)    (132,105)            0
  Accumulated deficit................... (3,282,487)  (7,653,395)   (7,653,395)
                                         ----------  -----------  ------------
                                         (3,154,314)  (4,500,427) $ (3,408,322)
                                         ----------  -----------  ============
                                         $4,234,939  $14,615,876
                                         ==========  ===========

 The accompanying notes are an integral part of these combined balance sheets.

                             RADIANT SYSTEMS, INC.

                       COMBINED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                           FOR THE YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                             1994         1995         1996
                                          -----------  -----------  -----------
REVENUES:
 Systems sales..........................  $13,528,808  $14,077,704  $35,888,342
 Customer support, maintenance, and
  other services........................      918,801    1,804,291    5,054,979
                                          -----------  -----------  -----------
 Total revenues.........................   14,447,609   15,881,995   40,943,321
                                          -----------  -----------  -----------
COST OF REVENUES:
 Systems sales..........................    9,459,034    9,862,477   22,270,161
 Customer support, maintenance, and
  other services........................    1,207,684    2,300,239    5,464,533
                                          -----------  -----------  -----------
 Total cost of revenues.................   10,666,718   12,162,716   27,734,694
                                          -----------  -----------  -----------
GROSS PROFIT............................    3,780,891    3,719,279   13,208,627
                                          -----------  -----------  -----------
OPERATING EXPENSES:
 Product development....................      983,999    1,639,669    3,327,630
 Purchased research and development
  costs.................................            0            0    3,930,000
 Sales and marketing....................      470,177      606,658    1,487,087
 Depreciation and amortization..........      177,790      583,483      948,385
 General and administrative.............    2,243,097    2,990,039    5,664,246
                                          -----------  -----------  -----------
 Total operating expenses...............    3,875,063    5,819,849   15,357,348
                                          -----------  -----------  -----------
(LOSS) FROM OPERATIONS..................      (94,172)  (2,100,570)  (2,148,721)
INTEREST EXPENSE, net...................       81,748      166,478      711,848
MINORITY INTEREST IN EARNINGS OF
 PRYSMTECH..............................            0            0      628,137
OTHER (INCOME)..........................            0     (406,292)           0
                                          -----------  -----------  -----------
(LOSS) BEFORE PRO FORMA INCOME TAXES....     (175,920)  (1,860,756)  (3,488,706)
PRO FORMA INCOME TAX (BENEFIT)..........      (60,632)    (709,165)  (1,333,142)
                                          -----------  -----------  -----------
PRO FORMA NET (LOSS)....................  $  (115,288) $(1,151,591) $(2,155,564)
                                          ===========  ===========  ===========
PRO FORMA NET (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE................                            $     (0.19)
                                                                    ===========
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING..........                             11,099,532
                                                                    ===========

   The accompanying notes are an integral part of these combined statements.

                             RADIANT SYSTEMS, INC.

             COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                CLASS A
                           COMMON STOCK       COMMON STOCK                        DEFERRED   ACCUMULATED
                         ------------------ ----------------                        SALES     EARNINGS
                           SHARES    AMOUNT  SHARES   AMOUNT   APIC     WARRANTS  DISCOUNT    (DEFICIT)      TOTAL
                         ----------  ------ --------- ------ --------- ---------- ---------  -----------  -----------
BALANCE, December 31,
 1993................... 13,714,224   125           0    0           0          0         0      145,215      145,340
 Issuance of customer
  warrant...............          0     0           0    0           0    240,000  (240,000)           0            0
 Sales of software
  licenses under
  customer warrant......          0     0           0    0           0          0    37,500            0       37,500
 Treasury stock
  purchase.............. (3,428,556)  (31)    342,856    3           0          0         0     (573,057)    (573,085)
 Distributions to
  shareholders..........          0     0           0    0           0          0         0     (156,266)    (156,266)
 Loss before pro forma
  income taxes..........          0     0           0    0           0          0         0     (175,920)    (175,920)
                         ----------   ---   ---------  ---   --------- ---------- ---------  -----------  -----------
BALANCE, December 31,
 1994................... 10,285,668    94     342,856    3           0    240,000  (202,500)    (760,028)    (722,431)
 Sales of software
  licenses under
  customer warrants.....          0     0           0    0           0          0    90,600            0       90,600
 Treasury stock
  purchase.............. (3,428,556)  (31)    800,033    7           0          0         0     (616,000)    (616,024)
 Distributions to
  shareholders..........          0     0           0    0           0          0         0      (45,703)     (45,703)
 Loss before pro forma
  income taxes..........          0     0           0    0           0          0         0   (1,860,756)  (1,860,756)
                         ----------   ---   ---------  ---   --------- ---------- ---------  -----------  -----------
BALANCE, December 31,
 1995...................  6,857,112    63   1,142,889   10           0    240,000  (111,900)  (3,282,487)  (3,154,314)
 Issuance of customer
  warrant...............          0     0           0    0           0     79,000   (79,000)           0            0
 Sales of software
  licenses under
  customer warrants.....          0     0           0    0           0          0    58,795            0       58,795
 Shares issued in
  PrysmTech
  acquisition...........          0     0     300,000    3   2,099,997          0         0            0    2,100,000
 Issuance of warrant for
  loan origination
  fees..................          0     0           0    0           0     40,000         0            0       40,000
 Accretion of put
  warrants..............          0     0           0    0           0                    0      (45,200)     (45,200)
 Accretion of customer
  warrant...............          0     0           0    0           0    826,000         0     (826,000)           0
 Distributions to
  shareholders..........          0     0           0    0           0          0         0      (11,002)     (11,002)
 Loss before pro forma
  income taxes..........          0     0           0    0           0          0         0   (3,488,706)  (3,488,706)
                         ----------   ---   ---------  ---   --------- ---------- ---------  -----------  -----------
BALANCE, December 31,
 1996 ..................  6,857,112   $63   1,442,889  $13   2,099,997 $1,185,000 $(132,105) $(7,653,395) $(4,500,427)
                         ==========   ===   =========  ===   ========= ========== =========  ===========  ===========

   The accompanying notes are an integral part of these combined statements.

                             RADIANT SYSTEMS, INC.

                       COMBINED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

                                              FOR THE YEARS ENDED
                                                 DECEMBER 31,
                                      -------------------------------------
                                         1994         1995         1996
                                      -----------  -----------  -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Pro forma net (loss)...............  $  (115,288) $(1,151,591) $(2,155,564)
 Adjustments to reconcile pro forma
  net (loss) to net cash provided by
  (used in) operating activities:
  Pro forma income tax (benefit)....      (60,632)    (709,165)  (1,333,142)
  Depreciation and amortization.....      177,790      583,483      948,385
  Amortization of debt discount.....            0            0      305,731
  Gain on disposition of assets.....            0     (374,018)           0
  Discounts earned on software
   license sales....................       37,500       90,600       58,795
  Purchased research and development
   costs............................            0            0    3,930,000
  Minority interest in earnings of
   PrysmTech........................            0            0     (628,137)
  Changes in assets and liabilities:
   Accounts receivable..............      294,010      255,303   (3,229,660)
   Inventories......................   (1,443,175)     287,754     (774,048)
   Other assets.....................      (37,618)    (132,587)    (502,992)
   Accounts payable.................      539,560    1,177,653      562,634
   Accrued liabilities..............      116,744    1,147,721      711,444
   Accrued customer rebates.........      132,804      324,513       57,834
   Customer deposits and deferred
    revenue.........................    1,201,922     (659,111)     673,790
                                      -----------  -----------  -----------
   Net cash provided by (used in)
    operating activities............      843,617      840,555   (1,374,930)
                                      -----------  -----------  -----------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchases of property and
  equipment.........................     (303,499)    (312,104)    (492,650)
 Capitalized software development
  costs.............................     (133,095)    (328,900)    (634,642)
 Purchase of treasury stock.........     (100,000)           0            0
 Net cash acquired upon purchase of
  PrysmTech.........................            0            0      369,950
 Purchase of LSI, net of $30,919
  cash acquired.....................            0            0       30,819
                                      -----------  -----------  -----------
   Net cash used in investing
    activities......................     (536,594)    (641,004)    (726,523)
                                      -----------  -----------  -----------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Repayments of shareholder loans....            0     (145,302)    (157,361)
 Borrowings of long-term debt.......            0            0    4,594,203
 Repayments of long-term debt.......      (92,928)    (169,878)    (328,072)
 Dividends received from PrysmTech..            0            0      255,355
 Payment of loan origination fees...            0            0     (129,639)
 Distributions to shareholders......     (156,266)     (45,703)     (11,002)
 Repayments of note from
  shareholder.......................            0       13,628       30,500
 Other..............................            0      (55,000)      25,000
                                      -----------  -----------  -----------
   Net cash (used in) provided by
    financing activities............     (249,194)    (402,255)   4,278,982
                                      -----------  -----------  -----------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS........................       57,829     (202,704)   2,177,529
CASH AND CASH EQUIVALENTS, beginning
 of period..........................      309,425      367,254      164,550
                                      -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, end of
 period.............................  $   367,254  $   164,550  $ 2,342,079
                                      ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for
  interest..........................  $    81,748  $   166,478  $   432,042
                                      ===========  ===========  ===========
NONCASH INVESTING AND FINANCING
 ACTIVITIES:
 Equipment purchases under capital
  lease obligations.................  $   598,538  $   217,568  $   306,945
                                      ===========  ===========  ===========
 Note issued for treasury stock
  purchase..........................  $   473,085  $         0  $         0
                                      ===========  ===========  ===========
 Treasury stock acquired on sale of
  noncash assets....................  $         0  $   616,024  $         0
                                      ===========  ===========  ===========
 Warrants issued to customer........  $   240,000  $         0  $    79,000
                                      ===========  ===========  ===========
 Note payable issued for customer
  rebates...........................  $         0  $         0  $   872,501
                                      ===========  ===========  ===========
 Put warrants issued in connection
  with Sirrom Notes.................  $         0  $         0  $   468,000
                                      ===========  ===========  ===========
 Warrant issued for loan origination
  fees..............................  $         0  $         0  $    40,000
                                      ===========  ===========  ===========
 Accretion of Put Warrants..........  $         0  $         0  $    45,200
                                      ===========  ===========  ===========
 Assumption of net liabilities in
  connection with LSI purchase......  $         0  $         0  $    78,349
                                      ===========  ===========  ===========
 Notes payable issued on purchase of
  PrysmTech.........................  $         0  $         0  $ 3,150,000
                                      ===========  ===========  ===========
 Stock issued on purchase of
  PrysmTech.........................  $         0  $         0  $ 2,100,000
                                      ===========  ===========  ===========


   The accompanying notes are an integral part of these combined statements.

                             RADIANT SYSTEMS, INC.

                    NOTES TO COMBINED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1996

1. ORGANIZATION AND BACKGROUND

  Radiant Systems, Inc. (the "Company") provides enterprise-wide technology solutions to selected vertical markets within the retail industry. The Company offers fully integrated retail automation solutions, including point of sale systems, consumer-activated order systems, back office management systems and headquarters-based management systems. The Company's products enable retailers to interact electronically with consumers, capture data at the point of sale, manage site operations and logistics and communicate electronically with their sites, vendors and credit networks. In addition, the Company offers system planning, design and implementation services that tailor the automation solution to each retailer's specifications.

  The Company originally was organized under the laws of the state of New York on August 1, 1985 and subsequently reincorporated under the laws of the state of Georgia on October 27, 1995. The name of the company was changed to Radiant Systems, Inc. from Softsense Computer Products, Inc. on November 13, 1996. In connection with the reincorporation of the Company in October 1995, each outstanding share of Common Stock and Class A Common Stock of the Company was exchanged for 109,714 shares of Common Stock and Class A Common Stock, as applicable. The shares outstanding and all other references to shares of Common Stock and Class A Common Stock reported have been restated to give effect to the reincorporation.

  In the first quarter of 1997, the Company is planning an initial public offering (the "Offering") of its Common Stock. In connection with the planned Offering, the Company will convert from an S corporation to a C corporation and one of the Company's principal shareholders will contribute his 21% ownership in Liberty Systems International, Inc. ("LSI") to the Company, whereby LSI will become a wholly owned subsidiary of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Combination

  The accompanying combined financial statements include the accounts of Radiant Systems, Inc. and, since May 1996, its 79%-owned subsidiary, LSI. The remaining 21% ownership of LSI has been combined with the Company's financial statements since it will be contributed to the Company in connection with the planned Offering. All significant intercompany accounts have been eliminated.

 Presentation

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

  The Company's revenue is generated primarily through software and system sales, support and maintenance, and installation and training:

  . Software and System Sales. The Company sells its products, which include both hardware and software licenses, directly to end users. Revenue from software licenses and system sales is generally recognized as products are shipped, provided that no significant vendor and post-contract support obligations remain, and the collection of the related receivable is probable.

                             RADIANT SYSTEMS, INC.

                          DECEMBER 31, 1995 AND 1996


  . Support and Maintenance. The Company offers to its customers post-contract support in the form of maintenance, telephone support, and unspecified software enhancements. Revenue from support and maintenance is generally recognized as the service is performed.

  . Installation and Training. The Company offers installation and training services to its customers through its Radiant Solutions Group. Revenues from installation and training is generally recognized at the time the service is performed.

  Payments received in advance are recorded as customer deposits and deferred revenue in the accompanying balance sheets and are recognized as revenue when the related product is shipped or related revenue is earned.

 Inventories

  Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market.

 Property and Equipment

  Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to five years.

  Property and equipment at December 31, 1995 and 1996 are summarized as follows:

                                                           1995        1996
                                                        ----------  -----------
   Computers and office equipment...................... $1,201,747  $ 2,295,579
   Furniture and fixtures..............................    383,869      488,961
   Purchased software..................................    115,319      172,043
                                                        ----------  -----------
                                                         1,700,935    2,956,583
   Less accumulated depreciation and amortization......   (670,266)  (1,438,681)
                                                        ----------  -----------
                                                        $1,030,669  $ 1,517,902
                                                        ==========  ===========

 Software Development Costs

  Capitalized software development costs consist principally of salaries and certain other expenses directly related to development and modification of software products. Capitalization of such costs begins when a working model has been produced as evidenced by the completion of design, planning, coding and testing such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined is not more than three years.

                             RADIANT SYSTEMS, INC.

                          DECEMBER 31, 1995 AND 1996


 Purchased Research and Development Costs

  In connection with the acquisition of LSI in May 1996 and PrysmTech, L.L.C. ("PrysmTech") in December 1996 (Note 4), the Company allocated $30,000 and $3,900,000, respectively, of the purchase prices to incomplete research and development projects as determined by independent appraisal. Accordingly, these costs were expensed as of the acquisition dates. These allocations represent the estimated fair value based on risk adjusted cash flows (assuming a 40% discount rate) related to incomplete projects. The development of these projects had not yet reached technological feasibility, and the technology has no alternative future use. The technology acquired in these acquisitions will require substantial additional development by the Company.

 Income Taxes

  The Company has elected to be treated as an S corporation for federal and state income tax purposes. As a result, the income tax effects of the Company accrue directly to its shareholders. Amounts are distributed to shareholders for making applicable tax payments.

  The accompanying combined financial statements reflect a provision for income taxes on a pro forma basis as if the Company were liable for federal and state income taxes as a taxable corporate entity throughout the years presented. The pro forma income tax provision has been computed by applying the Company's anticipated statutory tax rate to pretax income (loss), adjusted for permanent tax differences.

 Pro Forma Net Income (Loss) Per Share

  Pro forma net income (loss) per share is computed using the weighted average number of shares of Common Stock and dilutive Common Stock equivalent shares ("CSEs") from stock options and warrants (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, Common Stock and CSEs issued at prices below the expected public offering price during the 12-month period prior to the Company's planned Offering have been included in the calculation as if they were outstanding for all periods prior to the Offering presented, regardless of whether they are dilutive. Net income is not reduced by the $45,200 provision for accretion of Put Warrants redemption values because the calculation assumes the related Common Stock was outstanding in lieu of the Put Warrants (Notes 5 and 7).

  Historical net income per share has not been presented in view of the S corporation status in prior periods and the anticipated change in capital structure upon closing of the planned Offering.

 Fair Value of Financial Instruments

  The book values of cash, trade accounts receivable, trade accounts payable, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company's fair value of long-term debt was not significantly different than the stated value at December 31, 1996.

 Statement of Cash Flows

  The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash.

                             RADIANT SYSTEMS, INC.

                          DECEMBER 31, 1995 AND 1996


 Significant Customer Concentration

  A majority of the Company's customers operate within the convenience store market, and a significant portion of the Company's revenues are derived from a limited number of customers. During the years ended December 31, 1994, 1995, and 1996, the following clients individually accounted for more than 10% of the Company's revenue:

                                                                DECEMBER 31,
                                                               ----------------
                                                               1994  1995  1996
                                                               ----  ----  ----
     Customer A............................................... 52.1% 15.8%  *  %
     Customer B............................................... 23.8  43.6  13.2
     Customer C...............................................  *     *    21.5
     Customer D...............................................  *     *    11.7
     Customer E...............................................  *     *    13.8

--------

  * Accounted for less than 10% of total revenues for the period indicated.

  At December 31, 1996, 57.2% of the Company's accounts receivable related to these 5 customers.

 New Accounting Pronouncements

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company's adoption of SFAS No. 121 in the first quarter of 1996 did not have a significant impact on the Company's combined financial statements.

  The American Institute of Certified Public Accountants has issued an exposure draft to amend the provisions of Statement of Position ("SOP") 91-1, "Software Revenue Recognition." The adoption of the standards in the current version of the exposure draft is not expected to have a significant impact on the Company's combined financial statements.

 Reclassifications

  Certain reclassifications have been made to prior year financial statements to conform the current year presentation.

3. PRODUCT DEVELOPMENT EXPENDITURES

  Product development expenditures for the years ended December 31, 1995 and 1996 are summarized as follows:

                                                             1995       1996
                                                          ---------- ----------
   Total development expenditures........................ $1,968,569 $3,962,272
    Less additions to capitalized software development
       costs prior to amortization.......................    328,900    634,642
                                                          ---------- ----------
   Product development expense........................... $1,639,669 $3,327,630
                                                          ========== ==========

                             RADIANT SYSTEMS, INC.

                          DECEMBER 31, 1995 AND 1996


  The activity in the capitalized software development account during 1995 and 1996 is summarized as follows:

                                                               1995      1996
                                                             --------  --------
   Balance at beginning of period, net...................... $110,912  $340,630
    Additions...............................................  328,900   634,642
    Amortization expense....................................  (99,182) (238,854)
                                                             --------  --------
   Balance at end of period, net............................ $340,630  $736,418
                                                             ========  ========

4. ACQUISITIONS

 PrysmTech

  In November 1995, the Company and Billmart, L.L.C. ("Billmart") formed PrysmTech to pursue the development and sale of integrated site solutions to the entertainment market. The Company contributed an exclusive license to market its software to the entertainment market while Billmart contributed net assets of $143,253 and an exclusive license to modify and market the Billmart software. Each party received a 50% interest for its contribution.

  On December 31, 1996, the Company acquired Billmart's interest in PrysmTech for 300,000 shares of Common Stock and $3,150,000 in notes. Total consideration, including transaction costs of approximately $100,000, was $5,350,000. The transaction was accounted for as a purchase. Based on the preliminary purchase price allocation, intangibles of $869,000 were recorded, after adjusting for purchased research and development costs (Note 2), which are being amortized over five years. The accompanying financial statements include the operating results of PrysmTech since January 1, 1995 with deductions for minority interest earnings. Results for 1995 include $32,274 of earnings from the Company's investment in PrysmTech, which is included in other income.

  The Company's unaudited pro forma results of operations are presented assuming that the purchase had been consummated January 1, 1996 and are not necessarily indicative of the results of operations which would have actually been attained during the year ended December 31, 1996.

      Pro forma revenue............................................ $40,943,321
                                                                    ===========
      Pro forma net income......................................... $   364,745
                                                                    ===========
      Pro forma earnings per share................................. $      0.03
                                                                    ===========

  Pro forma adjustments were recorded to include (i) increased interest expense to reflect interest expense on long-term debt that would have been incurred to finance the purchase and (ii) increased amortization expense as a result of the excess of the purchase price over the book value (iii) elimination of minority interest in earnings (iv) elimination of the one-time, non-recurring charge for purchased research and development costs of $3,900,000 (v) income taxes for the tax effect of pro forma adjustments and a pro forma tax provision for PrysmTech as if PrysmTech were liable for federal and state income taxes using the Company's effective tax rate of 39%. Weighted average shares were adjusted to give effect to the 300,000 shares issued and the dilutive effect of CSEs outstanding before the 12-month period prior to the planned Offering.

 LSI

  On May 17, 1996, the Company acquired LSI for $100 cash and assumed net liabilities of $78,349. The transaction was accounted for as a purchase. Intangibles of $48,349 were recorded, after adjusting for purchased research and development costs (Note 2), which are being amortized over seven years. The financial statements include the operating results of LSI from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition is not significant.

                             RADIANT SYSTEMS, INC.

                          DECEMBER 31, 1995 AND 1996


5. LONG-TERM DEBT

  Long-term debt, including obligations under capital leases, consists of the following:

                                                            DECEMBER 31,
                                                         --------------------
                                                           1995       1996
                                                         --------  ----------
   Notes payable to Sirrom Capital Corporation
    ("Sirrom") ("Sirrom Notes"), interest at 14%,
    $3,000,000 principal due June 2001, $1,500,000 due
    September 2001, secured by all of the assets of the
    Company and all shares of the Company's principal
    shareholders........................................ $      0  $4,266,000
   Note payable to Emro Marketing Corporation, interest
    at 6%, due in five annual installments of $174,500
    through 2001........................................        0     872,501
   Capital lease obligations, interest ranging from 5%
    to 31%, payable monthly through 2000, secured by
    equipment...........................................  642,023     715,097
                                                         --------  ----------
                                                          642,023   5,853,598
   Less current portion................................. (252,979)   (582,230)
                                                         --------  ----------
                                                         $389,044  $5,271,368
                                                         ========  ==========

  At December 31, 1996, aggregate maturities of long-term debt, including obligations under capital leases, are as follows:

         1997........................................  $  582,230
         1998........................................     410,559
         1999........................................     226,496
         2000........................................     193,813
         2001........................................   4,440,500
                                                       ----------
                                                       $5,853,598
                                                       ==========

  The Sirrom Notes were issued in June 1996 and September 1996 for $3,000,000 and $1,500,000, respectively. As discussed in Note 7, warrants ("Put Warrants") to purchase 174,642 shares at $.01 per share were issued with the notes. The value of these warrants was determined to be $468,000 based on the relative fair value of the warrants to the notes. A corresponding amount of the proceeds that has been allocated to the warrants has been accounted for as a debt discount and is being amortized over the expected life of the related notes using the effective interest method. At December 31, 1996, the unamortized debt discount amounted to $234,000.

  On May 27, 1994, the Company entered into an agreement with a customer whereby the customer would receive a cash rebate upon purchasing a defined number of software licenses. In the event the Company was unable to pay the rebates when due, the agreement provided the customer the option of applying the rebate to the purchase of additional licenses or requiring the Company to deliver a promissory note for any remaining portion of the rebate. At December 31, 1995, the Company had recorded a customer rebate accrual of $457,317, as it was probable that such purchase criteria would ultimately be met. During 1996, the customer met the purchase criteria, at which time the Company delivered a promissory note in the amount of $872,501.

                             RADIANT SYSTEMS, INC.

                          DECEMBER 31, 1995 AND 1996


6. INCOME TAXES

  In connection with the planned Offering, the Company will convert from an S corporation to a C corporation and, accordingly, will be subject to future federal and state income taxes. Upon conversion to C corporation status, the Company will record deferred taxes for which it will be responsible following termination of S corporation status. The components of the pro forma net deferred tax asset as of December 31, 1996 are as follows:

   Deferred tax assets:
     Allowance for doubtful accounts..............................  $   46,200
     Intangibles..................................................   1,027,565
     Other........................................................       9,593
                                                                    ----------
       Total deferred tax assets..................................   1,083,358
                                                                    ----------
   Deferred tax liabilities:
     Depreciation.................................................  $  (78,376)
     Capitalized software.........................................    (283,521)
                                                                    ----------
       Total deferred tax liabilities.............................    (361,897)
                                                                    ----------
   Net pro forma deferred tax asset...............................  $  721,461
                                                                    ==========

  The following summarizes the components of the pro forma income tax
(benefit):


                                                   FOR THE YEARS ENDED
                                                       DECEMBER 31,
                                              --------------------------------
                                                1994      1995        1996
                                              --------  ---------  -----------
   Current taxes:
     Federal................................. $      0  $       0  $         0
     State...................................        0          0            0
   Deferred..................................  (60,632)  (709,165)  (1,333,142)
                                              --------  ---------  -----------
   Pro forma income tax (benefit)............ $(60,632) $(709,166) $(1,333,142)
                                              ========  =========  ===========

  A reconciliation from the federal statutory rate to the pro forma tax provision (benefit) is as follows:


                             1994    1995    1996
                             -----   -----   -----
   Statutory federal tax
   rate....................  (34.0)% (34.0)% (34.0)%
   State income taxes, net
   of federal tax benefit..   (4.5)   (4.5)   (4.5)
   Other...................    4.0     0.4     0.3
                             -----   -----   -----
                             (34.5)% (38.1)% (38.2)%
                             =====   =====   =====

7. SHAREHOLDERS' EQUITY (DEFICIT)

 Common Stock

  As of January 15, 1997, the authorized capital of the Company consists of 40,000,000 shares of capital stock comprised of 30,000,000 shares of no par Common Stock and 10,000,000 shares of no par Class A Common Stock. Both classes of stock have a stated value of $.00001 per share. The Class A Common Stock is nonvoting and is automatically convertible into Common Stock without further action on the part of the Company or its shareholders, at a rate of one share of Common Stock for one share of Class A

                             RADIANT SYSTEMS, INC.

                          DECEMBER 31, 1995 AND 1996

Common Stock on the earlier of (i) the closing time of an initial public offering by the Company, as defined, or (ii) the closing time of a change in control of the Company, as defined. Upon completion of the planned Offering, the Class A Common Stock will cease to be authorized.

 Options

  In December 1995, the Company adopted the 1995 Stock Option Plan, as amended (the "Plan"), under which the Company may grant up to 4,000,000 incentive Class A Common Stock options to key employees. Options are granted at an exercise price which is not less than fair value as estimated by the Board of Directors and become exercisable as determined by the Board of Directors, generally over a period of four to five years. Options granted under the Plan expire ten years from the date of grant. At December 31, 1996, options to purchase 928,250 of Class A Common Stock were available for future grant under the Plan.

  The Company has granted 264,000 nonqualified stock options outside the Plan. Of these options, 164,000 vest over four years. The remaining 100,000 options vest at the end of eight years, subject to acceleration based on specified terms within the agreement.

  Transactions related to stock options for the years ended December 31, 1995 and 1996 are as follows:

                                                                       PRICE
                                                           SHARES    PER SHARE
                                                          ---------  ----------
   Options outstanding at December 31, 1994.............          0  $     0.00
    Granted.............................................  1,774,000        1.00
    Exercised...........................................          0        0.00
                                                          ---------
   Options outstanding at December 31, 1995.............  1,774,000        1.00
    Granted.............................................  1,625,750   1.00-7.00
    Canceled............................................    (64,000)  1.00-4.50
    Exercised...........................................          0        0.00
                                                          ---------  ----------
   Options outstanding at December 31, 1996.............  3,335,750  $1.00-7.00
                                                          =========  ==========
   Exercisable December 31, 1996........................
                                                            337,500
                                                          =========

  During 1995, the Financial Accounting Standards Board issued SFAS No. 123 ("Accounting for Stock-Based Compensation") which defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in the statement had been applied.

  The Company has elected to account for its stock-based compensation plan under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1995 and 1996 using the Black Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions used for grants in 1995 and 1996:

      Risk free interest rate...........................................    5.8%
      Expected dividend yield...........................................    0.0%
      Expected lives.................................................... 4 years
      Expected volatility...............................................   56.0%

                             RADIANT SYSTEMS, INC.

                          DECEMBER 31, 1995 AND 1996

  The total value of the options granted during the years ended December 31, 1995 and 1996 were computed as approximately $867,000 and $3,527,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net loss and pro forma net loss per share for the years ended December 31, 1995 and 1996 would have increased to the following pro forma amounts:

                                                      DECEMBER 31,  DECEMBER 31,
                                                          1995          1996
                                                      ------------  ------------
   Net loss:
    As reported...................................... $(1,151,591)  $(2,155,564)
    Pro forma........................................  (1,202,028)   (2,984,410)
   Primary EPS:
    As reported......................................         --    $     (0.19)
    Pro forma........................................         --          (0.27)

 Warrants

  Customer Warrants

  In May 1994, the Company and one of its major customers (the "Customer") entered into an agreement (the "Agreement") whereby the Customer was granted the right (the "Customer Warrant") to acquire 10% of the Company's outstanding Class A Common Stock for $800,000, provided the Customer meets certain purchase criteria. The Customer Warrant may be exercised at any time on or after May 27, 1999 or at the earlier of (i) the closing time of an initial public offering or (ii) the closing time of a change in control of the Company. The Customer Warrant terminates on the earlier of (i) May 27, 1999 in the event the specified purchase criteria are not met, (ii) the closing time of an initial public offering by the Company, or (iii) 5:00 p.m. eastern time on May 27, 2014, the twentieth anniversary of the Agreement. A deferred sales discount of $240,000 was charged on the date of grant, which represented the fair market value of the Customer Warrant on such date, and is being amortized as a reduction of sales as the Customer makes purchases under the Agreement.

  In February 1996, the Company amended the Agreement such that the Customer Warrant was increased to 12% of the Company's outstanding common shares. An additional deferred sales discount of $79,000 was charged on the date of grant, which represented the fair market value on the date of the increase of the Customer Warrant. The Company has the option to repurchase one-sixth of the shares issuable under the Customer Warrant at a price midway between the Customer's exercise price and the fair market value of the shares. The Company is accreting to the expected redemption value of the shares, subject to the call option. For the year ended December 31, 1996, accretion of $826,000 was recorded.

  Put Warrants

  In connection with issuance of the Sirrom Notes (Note 5), the Company issued Put Warrants to purchase 1.5% of the Company's outstanding Common Stock at an exercise price of $.01. In the event that the notes remain outstanding on March 31, 1997, Sirrom receives an additional warrant to purchase .5% of the Company's shares, and if the notes remain outstanding on July 1, 1997, Sirrom receives an additional warrant to purchase 1.5% of the Company's Common Stock. Beginning July 1, 1998, warrants to purchase additional shares of Common Stock accrue at 2% per year until prepayment or maturity of the notes.

                             RADIANT SYSTEMS, INC.

                          DECEMBER 31, 1995 AND 1996


  Sirrom also has the option to require the Company to redeem the warrants beginning in 2001 for fair value, as defined. The excess of the redemption value over the carrying value is being accrued by periodic charges to retained earnings in the absence of additional paid-in capital over the redemption period. This accretion amounted to $45,200 for the year ended December 31, 1996.

 Loan Origination Warrant

  In 1996, the Company issued warrants to purchase 20,000 shares of Class A Common Stock at an exercise price of $.01 for payment of loan origination fees ("Loan Origination Warrant"). The fair value of the warrant was determined to be $40,000 and has been capitalized as loan origination fees.

  A summary of the warrants to purchase shares of Class A Common Stock which remain outstanding (and for which shares of Common Stock and Class A Common Stock are reserved for issuance) is as follows as of December 31, 1996:

                                                              PRICE
                                                   SHARES   PER SHARE EXPIRATION
                                                  --------- --------- ----------
   Customer warrants............................. 1,158,360   $.83       2014
   Put warrants..................................   174,642    .01       2001
   Loan origination warrant......................    20,000    .01       2001

8. COMMITMENTS

 Leases

  The Company leases office space, equipment, and certain vehicles under noncancelable operating lease agreements expiring on various dates through 2000. At December 31, 1996, future minimum rental payments for noncancelable leases with terms in excess of one year were as follows:

            1997................................ $490,242
            1998................................  466,883
            1999................................  460,979
            2000................................  201,589

  Total rent expense under operating leases was $227,267, $374,206, and $503,530 for the years ended December 31, 1994, 1995, and 1996, respectively.

 Benefit Plan

  The Company has a 401(k) profit-sharing plan (the "Plan") available to all employees of the company who have completed six months of service and have attained age 21. The Plan includes a salary deferral arrangement pursuant to which employees may contribute a minimum of 3% and a maximum of 15% of their salary on a pretax basis. The Company may make both matching and additional contributions at the discretion of the board of directors. The Company made no such contributions during 1994, 1995, or 1996.

 Employment Agreements

  The Company has entered into employment agreements with two employees. Under each agreement, in the event employment is terminated (other than voluntarily by the employee or by the Company for cause or upon the death of the employee), the Company is committed to pay certain benefits, including $16,666 per month from the date of termination to December 31, 2000.

9. RELATED-PARTY TRANSACTIONS

  In October 1994, the Company repurchased 3,085,700 shares of Common Stock for a note in the amount of $473,086. The note is unsecured, bears interest at 8% per annum, and is payable in monthly installments of $14,825 through December 31, 1997.

                             RADIANT SYSTEMS, INC.

                          DECEMBER 31, 1995 AND 1996


  In connection with the share repurchase, the Company entered into an agreement with the shareholder whereby the Company would pay the shareholder an initial payment of $150,000 and a monthly payment of $14,000 for five years in return for certain consulting services, as defined. In October 1995, this agreement was amended in order to reduce the quantity of services and related monthly payment. Fees paid under the consulting agreement were $131,000 and $27,500 in 1995 and 1996, respectively.

  In May 1995, the Company entered into an agreement with a shareholder to transfer certain assets and technology to the shareholder in a tax-free exchange in return for 2,628,523 shares of Common Stock. A gain of $374,018, included in other income, was recorded in connection with the transaction which represents the excess of the fair market value of the stock acquired over the net assets distributed. As part of the transaction, the Company recorded a note receivable in the amount of $61,171, which is payable in monthly installments of $2,966 through May 1997.

  In June 1996, a shareholder sold 200,000 shares of Class A Common Stock for $1.875 per share. The shareholder also issued to one of the Company's principal shareholders an option to repurchase the remaining 600,033 shares of Class A Common Stock for $1.875 per share through June 1997. The principal shareholder intends to assign this option to the Company prior to the planned Offering.

  In connection with the acquisition of Billmart's interest in PrsymTech, the Company issued notes in the amount of $3,150,000 to the former owners of Billmart (Note 4). These notes are secured by the assets of PrysmTech, bear interest at 8.5% per annum, and are payable on the earlier of December 31, 1998 or the tenth day following the closing of a stock offering, as defined.

10. SUBSEQUENT EVENTS

 Initial Public Offering

  In the first quarter of 1997, the Company is planning an initial public offering of its Common Stock. The Company plans to issue 2,500,000 shares at an estimated initial public offering price of between $9.00 and $11.00 per share. There can be, however, no assurance that the offering will be completed at a per share price within the estimated range, or at all.

 Pro Forma Shareholders' Equity (Deficit)

  The pro forma shareholders' equity (deficit) at December 31, 1996, gives effect to the conversion of 1,442,889 shares of Class A Common Stock and 1,158,360 shares issuable under Customer Warrants into Common Stock upon the close of the Company's planned Offering.

 Preferred Stock

  In January 1997, the Company authorized 5,000,000 shares of preferred stock with no par value. The Board of Directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

  There has been no occurrence requiring a response to this Item.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------        --------------------------------------------------

  The following table sets forth certain information regarding the executive officers and directors of the Company:

 NAME                        AGE   POSITION WITH THE COMPANY
 ----                        ---   -------------------------

  Erez Goren                   32  Co-Chairman of the Board and Chief Executive
                                   Officer
  Alon Goren                   31  Co-Chairman of the Board and Chief Technology
                                   Officer
  Eric B. Hinkle               36  President, Chief Operating Officer and Director
  John H. Heyman               35  Executive Vice President, Chief Financial
                                   Officer and Director
  Andrew S. Heyman             33  Vice President and Managing Director of
                                   Radiant Solutions Group
  Carlyle M. Taylor            43  Vice President--Integration and Support
  H. Martin Rice               44  Vice President and Managing Director of
                                   PrysmTech Division
  Christopher Lybeer           35  Vice President--Convenience Store Division

DIRECTORS AND EXECUTIVE OFFICERS

  The following persons serve as the directors and executive officers of the
Company:

  MR. EREZ GOREN has served as Co-Chairman of the Board and Chief Executive Officer of the Company since its inception in 1985 and as its President from 1985 to October 1996. Mr. Goren attended State University of New York at Stony Brook prior to devoting his full time and energy to the Company. He is the brother of Alon Goren.

  MR. ALON GOREN has served as Co-Chairman of the Board and Chief Technology Officer of the Company since its inception in 1985. Mr. Goren has a B.S. in Computer Systems Engineering from Rensselaer Polytechnic Institute. He is the brother of Erez Goren.

  MR. HINKLE has served as President, Chief Operating Officer and a Director of the Company since October 1996. Mr. Hinkle served in various capacities with the Avionics Divisions of AlliedSignal Corporation from January 1994 to October 1996, including most recently as Vice President of Communications and Navigation Products. From 1991 to January 1994, Mr. Hinkle served as a Senior Engagement Manager for McKinsey & Co., a consulting firm. Mr. Hinkle has an M.B.A. from Harvard Business School, a M.S. degree in Electrical Engineering from Stanford University, and a B.S. degree in Computer Engineering from Brown University.

  MR. JOHN H. HEYMAN has served as Executive Vice President, Chief Financial Officer of the Company since September 1995 and as a director of the Company since June 1996. Mr. Heyman served as Vice President and Chief Financial Officer of Phoenix Communications, Inc., a commercial printer, from March 1991 to August 1995. From 1989 to 1991, Mr. Heyman served as Vice President,

Acquisitions of Forsch Corporation, a diversified manufacturing company. From 1983 to 1987, Mr. Heyman served in a variety of capacities with Arthur Andersen LLP, where he worked primarily with middle market companies and technology firms. Mr. Heyman has an M.B.A. from Harvard Business School and a B.B.A. degree in Accounting from the University of Georgia. He is the brother of Andrew S. Heyman.

  MR. ANDREW S. HEYMAN has served as Vice President and Managing Director of the Radiant Solutions Group of the Company since January 1996. Mr. Heyman served as a senior manager with Andersen Consulting from 1987 to December 1995. He holds a M.S. degree in Computer Information Systems from Georgia State University and a B.B.A. in Finance from the University of Georgia. He is the brother of John H. Heyman.

  MR. TAYLOR has served as Vice President--Integration and Support of the Company since September 1995. Mr. Taylor served in various capacities with NCR Corporation (formerly AT&T Global Information Solutions) in the retail information systems area from 1978 to September 1995, including most recently as Assistant Vice President of the scanner business unit. Mr. Taylor received a B.S. degree in Mathematics from North Carolina Wesleyan College.

  MR. RICE has served as Vice President of the Company and the Managing Director of its PrysmTech Division since December 1996. From September 1994 until its acquisition by the Company in December 1996, Mr. Rice served as President and Chief Executive Officer of PrysmTech, LLC. From 1989 to September 1994, Mr. Rice served as President of The R.L. Sterling Company, a consulting company. Prior to 1989, Mr. Rice served as Chief Financial Officer of Maryland Realty Trust, a publicly traded REIT, and as a staff accountant for Price Waterhouse LLP.

  MR. LYBEER has served as Vice President--Convenience Store Division of the Company since January 1996. From 1993 to 1995, Mr. Lybeer served as Assistant Vice President--Software Solutions of NCR Corporation (formerly AT&T Global Information Solutions), a telecommunications company. From 1991 to 1993, Mr. Lybeer served as a Director of Product Development of NCR Corporation, in the retail information systems area. Mr. Lybeer received a B.S.E. in Computer Engineering from the University of Michigan.

  No later than May 12, 1997, the Company intends to appoint at least two independent directors who will be unaffiliated with the Company.

BOARD OF DIRECTORS

  The number of directors of the Company is currently fixed at four. The Company's Board of Directors is divided into three classes, with members of each class of directors serving for staggered three-year terms. The Board consists of two Class I Directors (Mr. Erez Goren and Mr. Alon Goren), one Class II Director (Mr. John H. Heyman) and one Class III Director (Mr. Hinkle), whose initial terms shall expire at the 1997, 1998 and 1999 annual meetings of the shareholders, respectively.

  The Company will establish two standing Committees of the Board of Directors: the Compensation Committee and the Audit Committee. The Compensation Committee, which will be composed of the two independent directors to be appointed prior to May 12, 1997, will review and make recommendations to the Board of Directors regarding salaries, compensation and benefits of executive officers and key employees of the Company. In addition, the Compensation Committee will administer the Company's 1995 Stock Option Plan. The Audit Committee will be composed of the two independent directors to be appointed prior to May 12, 1997. Among other duties, the Audit Committee will review the internal and external financial reporting of the Company, review the scope of the independent audit and consider comments by the auditors regarding internal controls and accounting procedures and management's response to these comments. The Board of Directors does not have a nominating committee.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. The Company was not subject to such reporting requirements during fiscal 1996.

  Although it is not the Company's obligation to make filings pursuant to
Section 16 of the Securities Exchange Act of 1934, the Company has adopted a policy requiring all Section 16 reporting persons to report monthly to the Controller of the Company as to whether any transactions in the Company's Common Stock occurred during the previous month.

ITEM 11.   EXECUTIVE COMPENSATION.
-------    ----------------------

  The following table presents certain information concerning compensation earned for services rendered in all capacities by the Company's Chief Executive Officer and the two other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during fiscal 1996 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                          LONG TERM
                                                         COMPENSATION
NAME AND                     ANNUAL COMPENSATION            AWARDS
                            ---------------------        ------------
PRINCIPAL POSITION          SALARY($)   BONUS($)   SECURITIES UNDERLYING OPTIONS
------------------          ----------  ---------  -----------------------------

Erez Goren...............    $ 80,769    $11,197                      --
   Co-Chairman and Chief
   Executive Officer
Carlyle M. Taylor........      80,000     28,000                      --
   Vice President
H. Martin Rice...........     100,000     98,504                 137,500
   Vice President


STOCK OPTION PLAN

  On December 20, 1995, the Company's directors and shareholders adopted the 1995 Stock Option Plan (the "Plan") for employees who are contributing significantly to the business of the Company or its subsidiaries as determined by the Company's Board of Directors or the committee administering the Plan. The Plan currently provides for the grant of incentive and non-qualified stock options to purchase up to 4,000,000 shares of Common Stock at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plan. The option exercise price of incentive stock options must be at least 100.0% (110.0% in the case of a holder of 10.0% or more of the Common Stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Incentive stock options granted pursuant to the Plan will expire on or before
(1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10.0% of the total combined voting power of all classes of stock of the

Company or any subsidiary of the Company. Options granted under the Plan typically vest over a period of four to five years. As of January 15, 1997, options to purchase 3,121,762 shares of Common Stock were outstanding pursuant to the Plan. In addition, non-qualified options to purchase 264,000 shares of Common Stock have been granted by the Company outside of the Plan as of January 15, 1997.

  The following table provides certain information concerning individual grants of stock options made during fiscal 1996 to each of the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                         POTENTIAL REALIZABLE
                     NUMBER OF     % OF TOTAL                              VALUE AT ASSUMED
                     SECURITIES      OPTIONS      EXERCISE                   ANNUAL RATES
                     UNDERLYING    GRANTED TO        OR                      STOCK PRICE
                      OPTIONS       EMPLOYEES       BASE    EXPIRATION     APPRECIATION FOR
NAME                  GRANTED    IN FISCAL YEAR    PRICE       DATE        OPTION TERM (2)
----                 ----------  ---------------  --------  ----------  ----------------------
                                                                               5%          10%
                                                                        --------   ----------
Erez Goren.........          --              --         --          --        --           --
Carlyle M. Taylor..          --              --         --          --        --           --
H. Martin Rice(1)..     137,500             8.5%     $7.00        2006  $605,311   $1,533,977

--------------
(1) Of the total, 57,140 are incentive stock options and 80,360 are non-qualified stock options. Subject to acceleration upon the occurrence of certain events, the incentive stock options vest in increments of 14,285 on each of the first, second, third and fourth anniversaries of the date of grant, December 31, 1996. The non-qualified stock options vest on December 31, 2004, subject to acceleration upon the attainment of certain performance targets. See "--Employment Agreement."
(2) The dollar amounts under these columns represent the potential realizable value of each grant of option assuming that the market price of the Company's Common Stock appreciates in value from the date of grant at the 5.0% and 10.0% annual rates prescribed by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock.

    The following table provides certain information concerning the value of unexercised options held by the Named Executive Officers under the Company's 1995 Stock Option Plan as of December 31, 1996. No stock options were exercised during fiscal 1996 by the Named Executive Officers.

                                                      VALUE OF UNEXERCISED IN-
                       NUMBER OF UNEXERCISED            THE-MONEY OPTIONS AT
   NAME              OPTIONS AT FISCAL YEAR END          FISCAL YEAR END (1)
  ------             --------------------------  --------------------------------------
                     EXERCISABLE  UNEXERCISABLE  EXERCISABLE        UNEXERCISABLE
                     -----------  -------------  -----------  -------------------------
Erez Goren.........           --             --           --                        --
Carlyle M. Taylor..           --        200,000           --                $1,700,000
H. Martin Rice.....           --        137,500           --                $  343,750

-------------
(1) Dollar values were calculated by determining the difference between the public offering price of $9.50 per share and the exercise price of the options.

EMPLOYMENT AGREEMENT

  On December 31, 1996, in connection with the acquisition of PrysmTech, the Company entered into an Employment Agreement with H. Martin Rice to serve as Managing Director of the PrysmTech Division of the Company (the "Agreement"). The term of the Agreement is four years subject to a one-year automatic extension under certain circumstances. Under the Agreement, Mr. Rice will be entitled to a base salary of $100,000 per year or a higher amount equal to that of the Company's highest paid executive officer plus a bonus based upon the PrysmTech division's net income (as defined in the Agreement), provided that the base compensation and bonus payable to Mr. Rice under the Agreement is limited to the greater of $200,000 and the maximum non-contingent and potential contingent compensation available to any other executive officer of the Company. The Agreement also provides (i) that Mr. Rice will receive a loan from the Company in the amount of $165,000 on the closing date of this offering, which loan will be payable, together with interest at the rate of 7.0% per annum, on December 31, 2001 or earlier out of the proceeds of the sale of shares of the Company's Common Stock received by Mr. Rice in the PrysmTech acquisition and
(ii) certain insurance, automobile allowance and other benefits. Under the Agreement, Mr. Rice has been granted options to purchase 137,500 shares of the Company's Common Stock (the "Stock Options"). See "--Stock Option Plan."

  Upon termination of the Agreement (other than voluntarily by Mr. Rice, or by the Company for cause or upon the death of Mr. Rice), Mr. Rice will be entitled to a termination payment equal to $16,666 for each partial and full calendar month then remaining in the term of the Agreement, less any amount payable to Mr. Rice under any long-term disability insurance maintained by the Company.

  The Agreement provides that if Mr. Rice's employment is terminated during the term of the Agreement (other than voluntarily by Mr. Rice, or by the Company for cause or upon the death of Mr. Rice) the Stock Options shall fully vest on the date of such termination. Also upon such termination Mr. Rice may require the Company to pay an income tax related bonus and to lend him the amount payable upon the exercise of his remaining Stock Options.

  The Agreement also contains provisions restricting Mr. Rice's ability to compete with the Company and solicit its customers and employees and obligating him to protect the confidentiality of the Company's information following termination of his employment.

AGREEMENTS WITH EMPLOYEES

  All employees of the Company, including executive officers, are required to sign a confidentiality and noncompete agreement with the Company restricting the ability of the employee to compete with the Company during his or her employment and for a period ranging from six months to two years thereafter, restricting solicitation of customers and employees following employment with the Company, and providing for ownership and assignment of intellectual property rights to the Company. The agreements have an indefinite term, but the employee may terminate employment with the Company at any time.

401(K) PROFIT SHARING PLAN

  The Company maintains a 401(k) Profit Sharing Plan (the "401(k) Plan") which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). In general, all employees of the Company who have completed six months of service and have attained age 21 are eligible to participate. The 401(k) Plan includes a salary deferral arrangement pursuant to which participants may contribute, subject to certain Code limitations, a minimum of 3.0% and a maximum of 15.0% of their salary on a pre-tax basis (up to

$9,500 per year). Subject to certain Code limitations, the Company may make both matching and additional contributions at the discretion of the Board of Directors of the Company each year. To date, no contributions have been made by the Company to the 401(k) Plan. A separate account is maintained for each participant in the 401(k) Plan. The portion of a participant's account attributable to his or her own contributions is 100.0% vested. Distributions from the 401(k) Plan may be made in the form of a lump-sum cash payment or in installment payments.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------    --------------------------------------------------------------

     The following table sets forth information with respect to the beneficial ownership of shares of the Company's Common Stock as of March 1, 1997 by (i) each director of the Company; (ii) each Named Executive Officer; (iii) each person known by the Company to own beneficially more than 5.0% of the outstanding shares of the Common Stock; and (v) all executive officers and directors of the Company as a group. Unless otherwise indicated, each shareholder has sole voting and investment power with respect to the indicated shares.


                                         SHARES BENEFICIALLY
                                                OWNED
                                    -----------------------------
     NAME OF BENEFICIAL OWNER           NUMBER      PERCENT/(1)/
     ------------------------       --------------  -------------

Erez Goren/(2)/..................        3,303,556          28.3%

Alon Goren/(2)/..................        3,303,556          28.3

Eric B. Hinkle...................           55,000/(3)/        *

John H. Heyman...................          340,000/(4)/      2.9

Carlyle M. Taylor................               --            --

H. Martin Rice...................          150,000           1.3

Emro Marketing Company/(5)/......          646,304           5.7

Executive officers and directors
  as a group (8 persons).........        7,162,112/(6)/     60.1

--------------
*    Less than 1.0% of outstanding shares.
(1) Pursuant to the rules of the Commission, certain shares of the Company's Common Stock that a beneficial owner has the right to acquire within 60 days pursuant to the exercise of stock options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2) The address of Erez Goren and Alon Goren is 1000 Alderman Drive, Suite A, Alpharetta, Georgia 30202.
(3) Represents 55,000 shares of Common Stock subject to stock options exercisable within the next 60 days.
(4) Includes 165,000 shares of Common Stock subject to stock options exercisable within the next 60 days.
(5) The address of Emro Marketing Company is P.O. Box 1500, Springfield, Ohio 45501.
(6) Includes 230,000 shares of Common Stock subject to stock options exercisable within the next 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED CERTAIN TRANSACTIONS.
-------   ------------------------------------------------------

     On May 29, 1995, the Company repurchased 2,628,523 shares of Common Stock (representing 24.7% of the Company's then outstanding shares of Common Stock) from Thomas J. Barrella in exchange for certain assets and technology. In connection therewith, Mr. Barrella resigned his positions as an executive officer and director of the Company. The transferred assets and technology had a value of approximately $616,000. As part of the transaction, Mr. Barrella issued to the Company a note in the amount of $61,000 due in May 1997 and bearing interest at a rate of 8.0%. As of December 31, 1996, $17,000 remained outstanding under this note.

     On June 7, 1996, Mr. Barrella granted to Erez Goren, the Chief Executive Officer of the Company, an option to purchase all 600,033 remaining shares of Common Stock held by Mr. Barrella. This option, exercisable for a period of one year thereafter at an exercise price of $1.875 per share, was assigned to the Company by Mr. Goren for nominal consideration in February 1997. The Company utilized a portion of the proceeds of its initial public offering to repurchase all of such shares from Mr. Barrella on February 21, 1997.

     On October 31, 1994, the Company repurchased 3,085,700 shares of Common Stock (representing 22.5% of the Company's then outstanding shares of Common Stock) from Lawrence D. Parker in exchange for a note in the amount of $473,000 due December 31, 1997, and bearing interest at a rate of 8.0%. As of December 31, 1996, $170,000 remained outstanding under this note. The Company utilized a portion of the proceeds of its initial public offering to repay this note on March 6, 1997. In connection with this transaction, Mr. Parker resigned his positions as an executive officer and director of the Company and entered into a five-year consulting agreement with the Company. In October 1995, the monthly consulting fees payable to Mr. Parker were reduced to $2,500 from $14,000. Consulting fees totalling $150,000, $131,000 and $28,000 were paid by the Company to Mr. Parker in 1994, 1995 and 1996, respectively.

     On May 27, 1994, the Company entered into a Software License, Support and Equipment Purchase Agreement (the "Emro License Agreement") with Emro Marketing Company (Speedway/Starvin' Marvin) ("Emro") pursuant to which Emro agreed to purchase licenses for Compu-Touch systems. The Emro License Agreement includes price discounts on certain of the Company's products, rebates and extended warranty coverage on products purchased thereunder, and credits (based on the number of systems purchased by Emro) for technical support services. Although the rebates, the extended warranty terms and the credits for technical support services are not currently available to other customers of the Company, the price discounts are based on the number of potential sites to be installed by Emro and are no more favorable than those given to the only other customer of the Company who has a comparable number of potential sites.

     Under the terms of the Emro License Agreement, Emro is to receive a cash rebate upon purchasing a defined number of software licenses. In the event the Company is unable to pay the rebates when due, Emro has the option of applying the rebate to the purchase of additional licenses or requiring the Company to deliver a promissory note therefor. Accordingly, on March 27, 1996, the Company issued to Emro a promissory note for accrued rebates in the amount of $873,000 due March 2001, and bearing interest at a rate of 6.0%. As of December 31, 1996, $918,000, including accrued interest, remained outstanding under this note. The Company utilized a portion of the proceeds of its initial public offering to repay this note on February 19, 1997.

     Emro will continue to receive the preferential terms described above with respect to purchases of Compu-Touch systems in the future for as long as Emro purchases such products from the Company under the Emro License Agreement. Revenues of $5.4 million were recorded by the Company for systems sales and customer support, maintenance and other services pursuant to the Emro License Agreement in 1996.

     In connection with the Emro License Agreement, the Company granted to Emro a stock purchase warrant (the "Emro Warrant") to purchase 10.0% of the outstanding shares of Common Stock of the Company at an exercise price of $80,000 per percentage unit exercised. The Emro Warrant was subsequently amended to increase the number of shares of Common Stock issuable thereunder to 12.0% of the outstanding shares of Common Stock of the Company and to provide the Company with the right to repurchase 2.0% upon the exercise of the Emro Warrant at a price equal to the average of the exercise price of the Emro Warrant and the fair market value of the Common Stock. The Emro Warrant was exercised in full prior to the completion of the Company's initial public offering in February 1997, whereupon 318,996 shares of Common Stock were sold by Emro in the initial public offering, 193,060 shares of Common Stock were repurchased by the Company for $1.0 million from the proceeds of the initial public offering and 646,304 shares of Common Stock were retained by Emro.

     On December 31, 1996, the Company, which previously owned a 50.0% interest in PrysmTech, acquired the remaining 50.0% interest of PrysmTech from its owners, including H. Martin Rice, a Vice President of the Company and the Managing Director of the Company's PrysmTech division. In connection therewith, Mr. Rice received 150,000 shares of Common Stock of the Company and the Company issued to Mr. Rice and his affiliates promissory notes totalling $1.5 million. These notes bear interest at a rate of 8.5% and are due on the earlier of (i) December 31, 1998 or (ii) the closing of the Company's initial public offering. The Company utilized a portion of the proceeds of its initial public offering to repay a substantial portion these notes on February 19, 1997. As of March 17, 1997, approximately $100,000 of these notes remained outstanding. The Company has also entered into an employment agreement with Mr. Rice. See "-- Employment Agreement."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------   ---------------------------------------------------------------

     (a)  1.   Financial Statements.  The following financial statements and accountants' reports have been filed as Item 8 in Part II of this Report:

          Report of Independent Public Accountants
          Combined Balance Sheets--December 31, 1995 and 1996 and pro forma shareholders' deficit at December 31, 1996
          Combined Statements of Operations for the years ended December 31,
            1994, 1995   and 1996
          Combined Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1994, 1995 and 1996
          Combined Statements of Cash Flows for the years ended December 31,
            1994, 1995 and 1996
          Notes to Combined Financial Statements

          2. Financial Statement Schedules. No schedules are included with this Report, as they are not applicable or the information required to be set forth therein is included in the combined financial statements or notes thereto.

     3.   Exhibits.
          --------

     The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from a Registration Statement on Form S-1 under the Securities Act of 1933 for the Registrant, Registration No. 333-17723, initially filed with the Securities Exchange Commission on December 12, 1996, as amended. The exhibit number corresponds to the exhibit number in the referenced document.

     EXHIBIT
     NUMBER            DESCRIPTION OF EXHIBIT
     -------           ----------------------

     *3.(i)            Amended and Restated Articles of Incorporation

     *3.(ii)           Amended and Restated Bylaws

     *4.1              Specimen Certificate of Common Stock

     *10.1             Form of License, Support and Equipment Purchase Agreement

     *10.2 Stock Transfer and Redemption Agreement dated May 29, 1995 by and between the Registrant and Thomas Barrella

     *10.3             Amended and Restated 1995 Stock Option Plan

     *10.5 Promissory Note dated March 27, 1996 from the Registrant to Emro Marketing Company in the principal amount of $872,501

     *10.6 Promissory Note dated October 31, 1994 from the Registrant to Lawrence D. Parker in the principal amount of $473,086

     *10.7 Consulting Agreement dated October 31, 1994, as amended on October 24, 1995, by and between the Registrant and LP Technologies, Inc.

     *10.8 Commercial Lease Agreement dated December 19, 1994 by and between the Registrant and Digital Communications Associates, Inc. for lease of office space in Alpharetta, Georgia

     *10.9 Office Lease dated June 30, 1995 by and between the Registrant and Attachmate Corporation for lease of office space in Alpharetta, Georgia

     *10.9.1 Office Lease Amendment dated January 15, 1997 by and between the Registrant and Equifax, Inc. for lease of office space in Alpharetta, Georgia

     *10.10 Software License, Support and Equipment Purchase Agreement dated May 27, 1994, as amended, by and between the Registrant and Emro Marketing Company

     *10.11 Acquisition Agreement and Plan of Merger dated December 31, 1996 regarding acquisition of PrysmTech, LLC by the Registrant

     *10.12 Employment Agreement dated December 31, 1996 by and between the Registrant and H. Martin Rice

     *11.1             Statement regarding computation of per share earnings

     *21.1             Subsidiaries of the Registrant

      23.1             Consent of Arthur Andersen LLP

      27.1             Financial Data Schedule (for SEC use only)

                                   SIGNATURES

     In accordance with the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Kennesaw, State of Georgia on March 25, 1997.

                              RADIANT SYSTEMS, INC.


                              By:   /s/ Erez Goren
                                 -------------------------------------------
                                   Erez Goren
                                   Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



     SIGNATURE                      TITLE                      DATE
     ---------                      -----                      ----

/s/ Erez Goren        Co-Chairman of the Board and        March 25, 1997
--------------------  Chief Executive Officer
Erez Goren            (principal executive officer)


/s/ Alon Goren        Co-Chairman of the Board and        March 25, 1997
--------------------  Chief Technology Officer
Alon Goren

/s/ Eric B. Hinkle    President, Chief Operating          March 25, 1997
--------------------  Officer and Director
Eric B. Hinkle

/s/ John H. Heyman    Executive Vice President, Chief     March 25, 1997
--------------------  Financial Officer and Director
John H. Heyman        (principal financial officer)

/s/ Paul Ilse         Controller                          March 25, 1997
--------------------  (principal accounting officer)
Paul Ilse