Form 10-Q
period 1997-03-31
RADIANT SYSTEMS INC
filed 1997-05-15
CIK 845818

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                     Commission File Number:
      March 31, 1997                                    0-22065

                             RADIANT SYSTEMS, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Georgia                                    11-2749765
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

1000 Alderman Drive, Alpharetta, Georgia                   30202
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code:       (770) 772-3000
                                               --------------------------------
Not applicable

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X            No
                              ---------
The number of the registrant's shares outstanding as of May 8, 1997 was
11,695,307

                             RADIANT SYSTEMS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I:  FINANCIAL INFORMATION

   Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31,
         1997 and December 31, 1996                                          1

         Condensed Consolidated Statements of Operations for the Three
         Months Ended March 31, 1997 and 1996                                2

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1997 and 1996                                3

         Notes to Condensed Consolidated Financial Statements                4

   Item 2:  Management's Discussion and Analysis of Financial

         Condition and Results of Operations                                 6


PART II:  OTHER INFORMATION

   Item 1:  Legal Proceedings

   Item 2:  Changes in Securities

   Item 3:  Defaults Upon Senior Securities

   Item 4:  Submission of Matters to a Vote of Security Holders

   Item 5:  Other Information

   Item 6:  Exhibits and Reports on Form 8-K

   Signature

                         PART I. FINANCIAL INFORMATION

                             RADIANT SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                              ASSETS
                                                                       March 31,          December 31,
                                                                         1997                 1996
                                                                      ----------          -----------
                                                                      (unaudited)
Current assets
   Cash and cash equivalents........................................     $12,488              $ 2,342
   Accounts receivable, net of allowance for
      doubtful accounts of $150 and $120............................       7,141                4,885
   Inventories......................................................       4,767                3,305
   Other short-term assets..........................................         445                  417
                                                                         -------              -------
                  Total current assets..............................      24,841               10,949

Property and equipment, net.........................................       1,822                1,518
Software development costs, net.....................................         852                  737
Intangibles, net....................................................         957                  957
Deferred income tax assets..........................................         397                    0
Other assets........................................................         562                  455
                                                                         -------              -------

                                                                         $29,431              $14,616
                                                                         =======              =======

                                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Accounts payable and accrued liabilities.........................     $ 6,808              $ 6,377
   Customer deposits and unearned revenue...........................       2,516                3,052
   Current portion of shareholder loans.............................           0                  127
   Current portion of long term debt................................         528                  582
                                                                         -------              -------
                  Total current liabilities.........................       9,852               10,138


Shareholder loans, less current portion.............................           0                3,194
Long term debt, less current portion................................         232                5,271
                                                                         -------
                  Total liabilities.................................      10,084               18,603
                                                                         -------              -------

Put warrants........................................................           0                  513
                                                                         -------              -------

Shareholders' equity (deficit)
   Common stock, no par value; 20,000,000 shares authorized;
     11,694,726 and 6,857,112 shares issued and outstanding.........           0                    0
   Common stock Series A, no par value; 10,000,000 shares
     authorized; 0 and 1,442,889 shares issued and outstanding......           0                    0
   Additional paid-in capital.......................................      18,685                2,100
   Warrants.........................................................           0                1,185
   Deferred sales discount..........................................           0                 (132)
   Retained earnings (deficit)......................................         662               (7,653)
                                                                         -------              -------
                                                                          19,347               (4,500)
                                                                         -------              -------

Commitments.........................................................
                                                                         -------              -------

                                                                         $29,431              $14,616
                                                                         =======              =======

    The accompanying notes are an integral part of these condensed consolidated financial statements

                             RADIANT SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                   UNAUDITED


                                                                   For the first quarter          For the first quarter
                                                                          ended                          ended
                                                                      March 31, 1997                 March 31, 1996
                                                                    ------------------             ------------------
Revenues:
  Systems sales                                                      $    10,742                    $     3,849
  Customer support, maintenance and other services.................        1,818                            698
                                                                     -----------                    -----------
       Total revenues..............................................       12,560                          4,547

Cost of revenues:
  Systems sales....................................................        6,278                          2,768
  Customer support, maintenance and other services.................        1,749                          1,003
                                                                     -----------                    -----------
       Total cost of revenues......................................        8,027                          3,771

Gross profit.......................................................        4,533                            776

Operating expenses:
  Product development..............................................        1,153                            701
  Sales and marketing..............................................          872                            285
  Depreciation and amortization....................................          367                            194
  General and administrative.......................................        1,689                          1,010
                                                                     -----------                    -----------

Income (loss) from operations......................................          452                         (1,414)

Interest expense, net..............................................          209                             39
Minority interest in earnings of PrysmTech.........................            0                             55
                                                                     -----------                    -----------

Income (loss) before provision (benefit) for income taxes..........          243                         (1,508)

Pro forma income tax benefit.......................................         (212)                          (576)
                                                                     -----------                    -----------

Pro forma income (loss) before extraordinary item..................          455                           (932)

Extraordinary item:
Loss from early extinguishment of debt, net of income tax of $82...          131                              0
                                                                     -----------                    -----------

Pro forma net income (loss)........................................  $       324                    $      (932)
                                                                     ===========                    ===========

Earnings per common and common equivalent share:
  Income (loss) before extraordinary item..........................  $      0.03                    $     (0.08)
  Extraordinary loss on early extinguishment of debt...............        (0.01)                             0
                                                                     -----------                    -----------

Pro forma net income (loss) per common and common
  equivalent share.................................................  $      0.02                    $     (0.08)
                                                                     ===========                    ===========

Weighted average common and common equivalent
  shares outstanding...............................................       13,125                         11,150
                                                                     ===========                    ===========

        The accompanying notes are an integral part of these condensed consolidated financial statements

                             RADIANT SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In Thousands)
                                   Unaudited

                                                                           For the first quarter      For the first quarter
                                                                                   ended                     ended
                                                                               March 31, 1997            March 31, 1996
                                                                            --------------------      --------------------
Cash flows from operating activities
  Pro forma net income (loss)............................................... $         324             $        (932)
  Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities
  Pro forma tax benefit.....................................................          (212)                     (576)
  Deferred taxes............................................................          (397)                        0
  Depreciation and amortization.............................................           367                       186
  Discounts earned on software license sales................................            52                        12
  Amortization and write off of loan discount and loan origination fees.....           332                         0
  Minority interest in earnings of PrysmTech................................             0                       (55)
  Changes in assets/liabilities:
     Increase in accounts receivable........................................        (2,256)                   (2,053)
     Increase in inventories................................................        (1,462)                      (17)
     Increase in prepaid and other assets...................................          (104)                       (7)
     Increase (decrease) in accounts payable and accrued liabilities........           431                      (660)
     Increase in accrued customer rebates...................................             0                        58
     (Decrease) increase in customer deposits and unearned revenue..........          (536)                    4,121
                                                                             -------------             -------------

       Net cash (used in) provided by operating activities..................        (3,461)                       77

Cash flows from investing activities
  Purchases of property and equipment.......................................          (556)                     (106)
  Software development costs................................................          (202)                      (64)
  Increase in goodwill attributed to purchase of PrysmTech..................           (42)                        0
                                                                             -------------             -------------

       Net cash used in investing activities................................          (800)                     (170)

Cash flows from financing activities
  Proceeds from exercise of common stock warrants...........................           960                         0
  Proceeds from the issuance of common stock, net of issuance costs.........        24,251                         0
  Repurchase of common stock from shareholders..............................        (2,122)                        0
  Borrowings under long term debt...........................................             0                        39
  Principal payments under capital lease obligations........................           (91)                      (72)
  Principal payments under loan from shareholders...........................        (4,094)                      (38)
  Principal payments under loan from long-term debt.........................        (4,506)                       (1)
  Other.....................................................................             9                         7
                                                                             -------------             -------------

       Net cash provided by (used in) financing activities..................        14,407                       (65)
                                                                             -------------             -------------

Increase (decrease) in cash and cash equivalents............................        10,146                      (158)

Cash and cash equivalents at beginning of year..............................         2,342                       165
                                                                             -------------             -------------

Cash and cash equivalents at end of period.................................. $      12,488             $           7
                                                                             =============             =============


Supplemental disclosure of cash flow information:

  Cash paid during the period for interest.................................. $         122             $         141
                                                                             =============             =============

Noncash investing and financing activities:
  Equipment purchases financed by borrowings under capital
    lease obligations....................................................... $          43             $          67
                                                                             =============             =============
  Note payable issued for customer rebates..................................             0             $         873
                                                                             =============             =============
  Reclassification of S corporation retained earnings to additional
    paid in capital......................................................... $       8,203                         0
                                                                             =============             =============
  Warrant issued to customer in exchange for prepaid software licenses......             0             $          79
                                                                             =============             =============


           The accompanying notes are an integral part of these condensed consolidated financial statements

  ITEM 1. FINANCIAL STATEMENTS
 -----------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, these condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 1997, the results of operations and changes in cash flows for the three months ended March 31, 1997 and 1996. The interim results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's combined financial statements as filed in its annual report on Form 10K for the year ended December 31, 1996.


2. COMPLETION OF INITIAL PUBLIC OFFERING

   On February 19, 1997, the Company successfully completed its initial public offering of common stock. The Company sold 2,825,000 shares of common stock, including the underwriters' over-allotment of 325,000 shares of common stock, in the initial public offering for $26.8 million less issuance costs of $2.6 million. Subsequent to the public offering of common stock, the Company repurchased and subsequently retired 793,093 shares of common stock from two shareholders for a total of $2.1 million.

3. NET INCOME PER SHARE

   Pro forma net income per share is computed using the weighted-average number of common stock and dilutive common stock equivalents ("CSE") shares from stock options and warrants (using the treasury stock method) outstanding during each period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock and CSEs issued at a price below the expected public offering price during the 12-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods prior to the initial public offering presented, regardless of whether they are dilutive.

4. INCOME TAX (BENEFIT) PROVISION

   Income tax (benefit)/provision for interim periods is based on estimated effective annual income tax rates. As a result of its election to be treated as an S Corporation for income tax purposes, the Company, prior to the completion of its initial public offering in February 1997, was not subject to federal or state income taxes. Pro forma net income amounts include additional provisions for income taxes determined by applying the Company's anticipated statutory tax rate to pretax income (loss), adjusted for permanent tax differences. The Company's S Corporation status was terminated upon completion of its initial public offering in February 1997. Upon the termination of its S

   Corporation election, the Company recorded certain deferred tax assets in the amount of $592,000. Simultaneously, with the recording of these deferred tax assets, the Company recorded a tax benefit of $305,000 and a valuation allowance of $287,000. The valuation allowance was recorded due to the uncertainty surrounding the future utilization of such deferred tax assets. For the period subsequent to the initial public offering, the Company recorded a tax provision of $305,000. As a result, no income tax provision was recognized for the three months ended March 31, 1997.


5. ACCOUNTING PRONOUNCEMENTS

   During the first quarter 1997, the Financial Accounting Standards Board
   (FASB) issued Statement 128 ("SFAS 128"), "Earnings Per Share". This statement establishes new guidelines for the calculation and presentation of earnings per share. The following table represents a reconciliation of basic and dilutive weighted average shares and pro forma calculation of earnings per share using the guidelines of SFAS 128.

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
---------------------------------------------------------------------------------
     000s OMITTED EXCEPT PER SHARE DATA                            1997     1996
---------------------------------------------------------------------------------

     Basic weighted average shares outstanding.................    9,847    8,300

     Shares of common stock assumed issued upon exercise
     of common stock equivalents using the "treasury
     stock" method as it applies to the computation
     of diluted earnings per share.............................    3,368    2,850
                                                                 -------  -------

     Diluted weighted average shares outstanding...............   13,125   11,150
                                                                 =======  =======

     Net earnings (loss) used in the computation of basic and
     diluted earnings per share................................  $   324  $  (932)
                                                                 =======  =======

     Earnings per share:
          Basic................................................  $  0.03  $ (0.11)
                                                                 =======  =======

          Diluted..............................................  $  0.02  $ (0.08)
                                                                 =======  =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

OVERVIEW

   Radiant Systems, Inc. (the "Company"), provides enterprise-wide technology solutions to the retail industry. The Company offers fully integrated retail automation solutions including point of sale systems, consumer-activated ordering systems, back office management systems and headquarters-based management systems. The Company's products enable retailers to interact electronically with their customers, capture detailed data at the point of sale, manage labor and inventory at their sites and communicate electronically with
their sites, vendors and credit networks.   In addition, the Company offers
system planning, design and implementation services to tailor the automation solution to each retailer's specifications.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997  COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

  Systems Sales.   The Company derives the majority of its revenues from sales and licensing fees for its headquarters and site-based solutions. Systems sales increased 179.1% to $10.7 million for the three month period ended March 31, 1997 ("fiscal 1997"), compared to $3.8 million for the three month period ended March 31, 1996 ("fiscal 1996"). The increase related to sales and license fees from new and existing customers, as well as the continued growth within the cinema and entertainment division (PrysmTech). Continued demand for the Company's products such as Core-Tech, OrderPoint, its MediaClient platform and a Windows NT version of Compu-Touch, all of which were introduced in 1996, contributed to the Company's increase in revenues.

  Customer Support, Maintenance and Other Services.   The Company also derives
revenues from customer support, maintenance and other services, which increased 160.5% to $1.8 million for fiscal 1997, compared to $698,000 for fiscal 1996. The increase was due to increased support, maintenance and services revenues, including those related to PrysmTech, and the continued expansion of Company's Radiant Solutions Group, which was established during the first quarter 1996.

  Cost of Systems Sales.   Cost of systems sales consist primarily of hardware
and peripherals for site-based systems and labor. These costs are expended as products are shipped. Cost of systems sales increased 126.8% to $6.3 million for fiscal 1997, compared to $2.8 million for fiscal 1996. The increase was directly attributable to the increase in systems sales, including PrysmTech's sales. Cost of systems sales as a percentage of total revenues declined to 50.0% from 60.9%. Cost of systems sales as a percentage of systems revenues declined to 58.4% from 71.9%. The decreases were due to increased sales of existing and newly introduced and acquired products, such as Core-Tech which has higher margins than site-based systems sold by the Company.

  Cost of Customer Support, Maintenance and Other Services.   Cost of customer
support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of customer support, maintenance and other services increased 74.4% to $1.7 million for fiscal 1997 from $1.0 million for fiscal 1996. The increase was due primarily to the Company's decision to expand the Radiant Solutions Group and the related increase in wages associated with this effort. Cost of customer support, maintenance and other services as a percentage of total revenues declined to 13.9% from 22.1%. Cost of customer support, maintenance and other services as a percentage of customer support, maintenance and other services revenues declined to 96.2% from 143.7%. These declines reflect higher service margins and higher capacity utilization of the personnel within the Radiant Solutions Group.

  Product Development Expenses.   Product development expenses consist primarily
of wages and materials expended on product development efforts. Product development expenses increased 64.5% to $1.2 million for fiscal 1997, compared to $701,000 for fiscal 1996. The increase was due to higher development costs associated with new product development, including development activity associated with the Company's quick service restaurant industry efforts and development of new credit card network interfaces, as well as PrysmTech development efforts within the cinema and entertainment industry. Product development expenses as a percentage of total revenues declined to 9.2% from 15.4% as total revenues increased at a faster pace than product development expenses. The Company capitalizes a portion of its software development costs. In fiscal 1997, software development costs of $202,000 were capitalized by the Company, as compared to $64,000 for fiscal 1996. The Company capitalized 14.9% of its product development costs in fiscal 1997, as compared to 9.1% for fiscal 1996.

  Sales and Marketing Expenses.   Sales and marketing expenses increased 205.6%
to $872,000 during fiscal 1997, compared to $285,000 for fiscal 1996. The increase was associated with the Company's expansion of its sales activities and increased commission expense attributable to higher sales. Sales and marketing expenses as a percentage of total revenues increased to 6.9% from 6.3%.

  Depreciation and Amortization.   Depreciation and amortization expenses
increased 89.2% to $367,000 for fiscal 1997, compared to $194,000 for fiscal 1996. The increase resulted from an increase in computer equipment and other assets required to support an increased number of employees. Depreciation and amortization as a percentage of total revenues declined to 2.9% from 4.3% during the period, primarily because revenues increased at a faster pace than associated personnel support costs. Additionally, amortization of capitalized software development costs increased 112.2% to $87,000 for fiscal 1997, compared to $41,000 for fiscal 1996 as a result of higher capitalized software development costs.

  General and Administrative Expenses.   General and administrative expenses
increased 67.2% to $1.7 million for fiscal 1997, compared to $1.0 million for fiscal 1996. The increase was due primarily to personnel increases in fiscal 1997. General and administrative expenses as a percentage of total revenues declined to 13.4% from 22.2% as a result of higher sales volumes.

  Interest Expense.   Interest expense increased 435.9% to $209,000 for fiscal
1997, compared to $39,000 for fiscal 1996. The increase resulted from the Company borrowing $4.5 million in the second and third quarters of 1996 and the borrowing costs associated therewith. Interest expense as a percentage of total revenues increased to 1.7% from .9% due to the increase in borrowings.

  Minority Interest in Earnings of PrysmTech.   In fiscal 1997, the Company
recognized no minority interest in earnings of PrysmTech compared to $55,000 in fiscal 1996. The remaining interest in PrysmTech was acquired by the Company during the fourth quarter of 1996.

  Pro Forma Income Tax Benefit.   As a result of its election to be treated as
an S Corporation for income tax purposes, the Company, prior to the completion of its initial public offering in February 1997, was not subject to federal or state income taxes. Pro forma net income amounts include additional provisions for income taxes determined by applying the Company's anticipated statutory tax rate to pretax loss, adjusted for permanent tax differences. The Company's S Corporation status was terminated upon completion of its initial public offering in February 1997. The pro forma effective tax rate for the period from January 1, 1997 through February 19, 1997, the date the Company terminated its S Corporation status was a benefit of 38.5%, compared to a benefit of 38.2% for fiscal 1996.

  Income Tax Provision:. Upon the termination of its S Corporation election, the Company recorded certain deferred tax assets in the amount of $592,000. Simultaneously, with the recording of these deferred tax assets, the Company recorded a tax benefit of $305,000 and a valuation allowance of $287,000. The valuation allowance was recorded due to the uncertainty surrounding the future utilization of such deferred tax assets. For the period subsequent to the initial public offering, the Company recorded a tax provision of $305,000. As a result, no income tax provision was recognized for the three months ended March 31, 1997.

  Extraordinary item. A loss from early extinquishment of debt of $213,000, net of taxes of $82,000 was recognized for fiscal 1997 primarily due to the write off of certain unamortized loan origination costs and unamortized debt discount associated with the repayment of outstanding indebtedness to Sirrom Capital Corporation of $4.5 million.

   Pro Forma Net Income (Loss).   For fiscal 1997, the Company recognized pro
forma net income of $324,000 compared to a pro forma net loss of $932,000 for fiscal 1996. The increase in income resulted primarily by increased revenues and improved margins in fiscal 1997 over fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

  In February 1997, the Company completed its initial public offering, in which the Company received net proceeds of approximately $24.3 million after deducting underwriting discounts and offering expenses. The Company applied the proceeds of the offering to (i) repay all of the Company's outstanding indebtedness to Sirrom Capital Corporation ($4.5 million), (ii) repay debt incurred in connection with its acquisition of PrysmTech ($3.1 million), (iii) repay outstanding shareholder notes ($1.1 million) and (iv) to repurchase an aggregate of 793,073 shares of Common Stock from two shareholders from whom the Company had a right of repurchase at a substantial discount to the initial public offering price ($2.1 million). The balance of the net proceeds of the offering (approximately $13.5 million) will be utilized for general corporate purposes, including research and development, sales and marketing, possible strategic acquisitions and the increased working capital requirements of the Company generated by its growth.

  The exercise of outstanding warrants to purchase 1,333,002 shares of Common Stock in connection with the initial public offering in February 1997 provided the Company with proceeds of approximately $960,000.

  Prior to the initial public offering, the Company has financed its operations primarily through cash generated from operations and from financing obtained during fiscal 1997. As of March 31, 1997, the Company had $12.5 million in cash and cash equivalents.

  The Company's operating activities used cash in fiscal 1997 of $3.5 million and provided cash of $77,000 in fiscal 1996. In fiscal 1997, the Company's uses of cash were the result of increased accounts receivables due to increased sales and by receipt of customer deposits in advance of sales. During fiscal 1996, the Company's operating cash was primarily the result of cash payments received from customers in advance of shipments as well as extended payment terms with vendors.

  Cash used in investing activities in fiscal 1997 and 1996 was $800,000 and $170,000 respectively. Such investing activities primarily consisted of purchases of property and equipment and capitalized software development costs. Purchases of property and equipment were approximately $556,000 and $106,000 in fiscal 1997 and 1996, respectively. These expenditures were primarily for purchases of computer equipment, furniture and fixtures.

  Cash of $14.4 million was provided by financing activities during fiscal 1997 due to the issuance of common stock in the initial public offering offset by repayment of the Company's outstanding indebtedness noted above. Cash of $65,000 used in financing activities during fiscal 1996 consisted primarily of principal payments of capital lease obligations as well as principal payments made upon repayment of a shareholder note.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for the future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Protential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

                                 PART II.  OTHER INFORMATION

ITEMS 1 THROUGH 5.
------------------
     No events occurred during the quarter covered by the report that would require a response to any of these items.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------  --------------------------------

        (a)  Exhibits.   The following exhibit is filed with this Report:

        27.1  Financial Data Schedule

        (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 1997.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RADIANT SYSTEMS, INC.



Dated:   May, 15 1997                By:   /s/
       -----------------------          ----------------------------------------
                                        John H. Heyman, Executive Vice President
                                        and Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit Number    Description of Exhibit   Sequential Page No.
----------------  -----------------------  -------------------

     27.1         Financial Data Schedule