Form 10-Q
period 1997-06-30
RADIANT SYSTEMS INC
filed 1997-08-14
CIK 845818

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                            Commission File Number:

       June 30, 1997                                           0-22065



                             RADIANT SYSTEMS, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



         Georgia                                          11-2749765
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)



1000 Alderman Drive, Alpharetta, Georgia                                30005
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)



Issuer's telephone number, including area code:  (770) 772-3000
                                                ----------------

                                Not applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X       No
                                    ---         ---


The number of the registrant's shares outstanding as of August 13, 1997 was 15,175,660.

                             RADIANT SYSTEMS, INC.


                                   FORM 10-Q


                               TABLE OF CONTENTS



                                                                       PAGE NO.
                                                                       --------
PART I:  FINANCIAL INFORMATION

     Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30,
         1997 and December 31, 1996                                         1

         Condensed Consolidated Statements of Operations
         for the Three Months and Six Months Ended
         June 30, 1997 and 1996                                             2

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1997 and 1996                            3

         Notes to Condensed Consolidated Financial Statements               4


    Item 2:  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            7

PART II:  OTHER INFORMATION

    Item 2:  Changes in Securities

    Item 6:  Exhibits and Reports on Form 8-K

    Signature

                        Part I.   FINANCIAL INFORMATION

                             RADIANT SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS
                                                                   June 30,       December 31,
                                                                     1997             1996
                                                                 -----------      ------------
                                                                 (unaudited)
Current assets:
 Cash and cash equivalents.....................................    $  6,194          $ 2,342
 Accounts receivable, net of allowance for
    doubtful accounts of $150 and $120.........................       8,940            4,885
 Inventories...................................................       5,224            3,305
 Loans to shareholders.........................................         335                -
 Other short-term assets.......................................         391              417
                                                                   --------          -------
                Total current assets...........................      21,084           10,949

Property and equipment, net....................................       2,855            1,518
Software development costs, net................................       1,001              737
Intangibles, net...............................................       4,611              957
Deferred income tax assets.....................................         397                -
Other assets...................................................         584              455
                                                                   --------          -------
                                                                   $ 30,532          $14,616
                                                                   ========          =======

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable and accrued liabilities......................    $  8,778          $ 6,377
 Customer deposits and unearned revenue........................       6,224            3,052
 Current portion of shareholder loans..........................           -              127
 Current portion of long term debt.............................         634              582
                                                                   --------          -------
                Total current liabilities......................      15,636           10,138

Shareholder loans, less current portion........................           -            3,194
Long term debt, less current portion...........................       3,451            5,271
                                                                   --------          -------
                Total liabilities..............................      19,087           18,603
                                                                   --------          -------
Put warrants...................................................           -              513
                                                                   --------          -------

Shareholders' equity (deficit):
 Common stock, no par value; 20,000,000 shares authorized;
   12,534,109 and 6,857,112 shares issued and outstanding......           -                -
 Common stock Series A, no par value; 10,000,000 shares
   authorized; 0 and 1,442,889 shares issued and outstanding...           -                -
 Additional paid-in capital....................................      30,044            2,100
 Deferred compensation.........................................        (627)               -
 Warrants......................................................           -            1,185
 Deferred sales discount.......................................           -             (132)
 Accumulated deficit...........................................     (17,972)          (7,653)
                                                                   --------          -------
                                                                     11,445           (4,500)
                                                                   --------          -------
Commitments....................................................
                                                                   --------          -------
                                                                   $ 30,532          $14,616
                                                                   ========          =======

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                             RADIANT SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   UNAUDITED

                                                                   For the three months ended         For the six months ended
                                                                 June 30, 1997     June 30, 1996    June 30, 1997    June 30, 1996
                                                                 -------------     -------------    -------------    -------------
Revenues:
  Systems sales.................................................   $ 14,466           $ 9,752         $ 25,208          $13,601
  Customer support, maintenance and other services..............      2,694             1,097            4,512            1,795
                                                                   --------           -------         --------          -------
       Total revenues...........................................     17,160            10,849           29,720           15,396

Cost of revenues:
  Systems sales.................................................      7,942             6,331           14,220            9,099
  Customer support, maintenance and other services..............      2,395             1,215            4,143            2,218
                                                                   --------           -------         --------          -------
       Total cost of revenues...................................     10,337             7,546           18,363           11,317

Gross profit....................................................      6,823             3,303           11,357            4,079

Operating expenses:
  Product development...........................................      1,466               768            2,619            1,469
  Purchased research and development costs......................     19,134                30           19,134               30
  Stock compensation expense....................................      1,214                 -            1,214                -
  Sales and marketing...........................................      1,243               292            2,116              577
  Depreciation and amortization.................................        533               224              900              418
  General and administrative....................................      1,911             1,407            3,600            2,417
                                                                   --------           -------         --------          -------

Income (loss) from operations...................................    (18,678)              582          (18,226)            (832)

Interest (income) expense, net..................................        (44)               40              165               79
Minority interest in earnings of PrysmTech......................          -               215                -              270
                                                                   --------           -------         --------          -------

Income (loss) before provision (benefit) for income taxes.......    (18,634)              327          (18,391)          (1,181)

Income tax (benefit) provision..................................          -                 -                -                -

Pro forma income tax (benefit) provision........................          -               125             (212)            (451)
                                                                   --------           -------         --------          -------

Pro forma income (loss) before extraordinary item...............    (18,634)              202          (18,179)            (730)

Extraordinary item:
Loss from early extinguishment of debt,
  net of income tax of $82......................................          -                 -              131                -
                                                                   --------           -------         --------          -------

Pro forma net income (loss).....................................   $(18,634)          $   202         $(18,310)         $  (730)
                                                                   ========           =======         ========          =======

Earnings per common and common equivalent share:
  Income (loss) before extraordinary item.......................   $  (1.26)          $  0.02         $  (1.30)         $ (0.07)
  Extraordinary loss on early extinguishment of debt............          -                 -            (0.01)               -
                                                                   --------           -------         --------          -------

Pro forma net income (loss) per common and common
  equivalent share..............................................   $  (1.26)          $  0.02         $  (1.31)         $ (0.07)
                                                                   ========           =======         ========          =======

Weighted average common and common equivalent
  shares outstanding............................................     14,754            11,100           13,940           11,100
                                                                   ========           =======         ========          =======

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                             RADIANT SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                   UNAUDITED

                                                                        For the six months ended     For the six months ended
                                                                              June 30, 1997                June 30, 1996
                                                                        -----------------------      -----------------------
Cash flows from operating activities
  Pro forma net income (loss)............................................       $(18,310)                    $  (730)
  Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities
  Pro forma tax benefit..................................................           (212)                       (451)
  Deferred taxes.........................................................           (397)                          -
  Depreciation and amortization..........................................            899                         411
  Purchased research and development costs...............................         19,134                          30
  Stock compensation expense.............................................          1,214                           -
  Discounts earned on software license sales.............................            113                          34
  Amortization and write off of loan discount and loan origination fees..            332                           -
  Minority interest in earnings of PrysmTech.............................              -                        (298)
  Changes in assets/liabilities:
     Increase in accounts receivable.....................................         (3,209)                     (3,694)
     Increase in inventories.............................................         (1,749)                       (401)
     Increase in prepaid and other assets................................           (200)                       (109)
     Increase (decrease) in accounts payable and accrued liabilities.....          1,267                        (357)
     Increase in accrued customer rebates................................              -                          58
     (Decrease) increase in customer deposits and unearned revenue.......         (2,787)                      4,478
                                                                               ---------                    --------

       Net cash used in operating activities.............................         (3,905)                     (1,029)

Cash flows from investing activities
  Purchases of property and equipment....................................         (1,386)                       (353)
  Software development costs.............................................           (460)                       (205)
  Increase in goodwill attributed to purchase of PrysmTech...............           (105)                          -
  Payment for purchase of Twenty/20......................................         (1,325)                          -
  Payment for purchase of ReMACS, net of cash acquired...................         (2,906)                          -
  Other..................................................................              -                          44
                                                                               ---------                    --------

       Net cash used in investing activities.............................         (6,182)                       (514)

Cash flows from financing activities
  Proceeds from exercise of common stock warrants........................            960                           -
  Proceeds from the issuance of common stock, net of issuance costs......         24,149                           -
  Repurchase of common stock from shareholders...........................         (2,122)                          -
  Borrowings under long term debt........................................              -                       3,094
  Principal payments under capital lease obligations.....................           (190)                       (143)
  Principal payments under loan from shareholders........................         (4,094)                          -
  Principal payments under loan from long-term debt......................         (4,532)                       (133)
  Issuance of shareholder loans..........................................           (330)                          -
  Other..................................................................             98                           -
                                                                               ---------                    --------

       Net cash provided by financing activities.........................         13,939                       2,818
                                                                               ---------                    --------

Increase in cash and cash equivalents....................................          3,852                       1,275

Cash and cash equivalents at beginning of year...........................          2,342                         165
                                                                               ---------                    --------

Cash and cash equivalents at end of period...............................       $  6,194                     $ 1,440
                                                                               =========                    ========


Supplemental disclosure of cash flow information:

  Cash paid during the period for interest...............................       $    175                     $   162
                                                                               =========                    ========

Noncash investing and financing activities:
  Equipment purchases financed by borrowings under capital
    lease obligations....................................................       $     43                     $   183
                                                                               =========                    ========
  Note payable issued for customer rebates...............................       $      -                     $   873
                                                                               =========                    ========
  Reclassification of S corporation accumulated deficit to additional
    paid in capital......................................................       $  8,203                     $     -
                                                                               =========                    ========
  Warrant issued to customer in exchange for prepaid software license....       $      -                     $    79
                                                                               =========                    ========
  Warrant issued on debt.................................................       $      -                     $   240
                                                                               =========                    ========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

  Item 1. Financial Statements
  ----------------------------


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, these condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. The interim results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's combined financial statements as filed in its annual report on Form 10K for the year ended December 31, 1996.


  2.   COMPLETION OF INITIAL PUBLIC OFFERING

     On February 19, 1997, the Company successfully completed its initial public offering of common stock. The Company sold 2.8 million shares of Common Stock, including the underwriters' over-allotment of 325,000 shares of Common Stock, in the initial public offering for $26.8 million less issuance costs of $2.6 million. Subsequent to the public offering of common stock, the Company repurchased and subsequently retired 793,093 shares of Common Stock from two shareholders for a total of $2.1 million.


  3.   ACQUISITIONS

     On May 23, 1997, the Company purchased all of the outstanding common stock of Restaurant Management and Control Systems, Inc. ("ReMACS") for 627,500 shares of Common Stock, $3.3 million in cash, $3.3 million in notes and assumption of net liabilities of $4.5 million. Total consideration (subject to adjustment), including transaction costs of approximately $150,000, was $18.5 million. The transaction was accounted for as a purchase. Intangibles of approximately $3.1 million were recorded, after adjusting for purchased research and development costs, which are being amortized over four to ten
  years.   In connection with the acquisition, the Company entered into employment agreements with five employees for terms expiring June 2002. The agreements provide for severance, up to the longer of the remaining term of the agreement or two years, for termination of employment for any reason other than good cause. The Company granted options to purchase 360,000 shares of the Company's Common Stock to employees of ReMACS at an exercise price equal to the fair market value of the Company's Common Stock on the date of such grant.

     On May 30, 1997, the Company purchased all of the outstanding common stock of RSI Merger Corporation (d.b.a. Twenty/20 Visual Systems) ("Twenty/20") for 199,074 shares of Common Stock and $1.3 million in cash. Total consideration (subject to adjustment), including transaction costs of approximately $100,000, was $3.7 million. The transaction was accounted for as a purchase. Intangibles of approximately $400,000 were recorded, after adjusting for purchased research and development costs, which are being amortized over four to ten years. In connection with the acquisition, the Company entered into employment agreements with two employees for terms expiring May 2001. The agreements provide for severance for the remaining term of the agreement for termination of employment for any reason other than good cause. The Company granted the two employees options to purchase 140,000 shares of the Company's Common Stock of which 40,000 where issued at a $4.50 discount to the fair market value of the Company's Common Stock on the date of such grant and 100,000 which were issued at an exercise price of $5.50. In connection with the issuance of the above options, the Company recorded a non-recurring compensation charge of $1.2 million for those options which vested immediately and $627,000 as a deferred compensation charge for remaining options, which will be amortized ratably over the four year vesting period.


  4.   CHARGES FOR ACQUISITION-RELATED EXPENSES

     During the second quarter, the Company recorded $20.3 million in acquisition-related expenses related to the acquisitions of ReMACS and Twenty/20. These non-recurring charges consisted of $19.1 million in purchased research and development costs of which $15.8 million related to the purchase of ReMACS and $3.3 million related to the purchase of Twenty/20. The acquisition-related expenses also included stock compensation expenses of $1.2 million related to the purchase of Twenty/20, as more fully described in
  Note 3.


  5.   INCOME TAX (BENEFIT) PROVISION

     Income tax (benefit)/provision for interim periods is based on estimated effective annual income tax rates. As a result of its election to be treated as an S Corporation for income tax purposes, the Company, prior to the completion of its initial public offering in February 1997, was not subject to federal or state income taxes. Pro forma net income amounts include additional provisions for income taxes determined by applying the Company's anticipated statutory tax rate to pretax income (loss), adjusted for permanent tax differences. The Company's S Corporation status was terminated upon completion of its initial public offering in February 1997. Upon the termination of its S Corporation status, the Company recorded certain deferred tax assets in the amount of $592,000. Simultaneously, with the recording of these deferred tax assets, the Company recorded a tax benefit of $305,000 and a valuation allowance of $287,000. The valuation allowance was recorded due to uncertainty surrounding the future utilization of such deferred tax assets. For the period subsequent to the initial public offering, the Company recorded a tax provision of $305,000. As a result, no income tax provision was recognized for the three and six month periods ended June 30, 1997.


  6.   NET INCOME (LOSS) PER SHARE

     Pro forma net income (loss) per share is computed using the weighted-average number of common stock and dilutive common stock equivalents ("CSE") shares from stock options and warrants (using the treasury stock method) outstanding during each period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock and CSEs issued at a price below the expected public offering price during the twelve-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods prior to the initial public offering presented, regardless of whether they are antidilutive.

  7.   ACCOUNTING PRONOUNCEMENTS

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

                                                FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                   ENDED JUNE 30,            ENDED JUNE 30,
  --------------------------------------------------------------------------------------------
  000S OMITTED EXCEPT PER SHARE DATA               1997      1996           1997        1996
  --------------------------------------------------------------------------------------------
   Basic weighted average shares
    outstanding...............................    12,045     8,300         10,914       8,300

   Shares of common stock assumed
    issued upon exercise of common
    stock equivalents using the "treasury
    stock" method as it applies to the
    computation of diluted earnings
    per share.................................     2,709     2,800          3,026       2,800
                                                   -----     -----          -----       -----
   Diluted weighted average shares
    outstanding...............................    14,754    11,100         13,940      11,100
                                                  ======    ======         ======      ======
  Net earnings (loss) used in the
    computation of basic and diluted
    earnings per share........................  $(18,634)   $  202       $(18,310)     $ (730)
                                                ========    ======       ========      ======
  Earnings per share:
     Basic....................................  $  (1.55)   $ 0.02       $  (1.68)     $(0.09)
                                                ========    ======       ========      ======
     Diluted..................................  $  (1.26)   $ 0.02       $  (1.31)     $(0.07)
                                                ========    ======       ========      ======

  8.   SUBSEQUENT EVENT

    On July 21, 1997, the Company sold 2.6 million shares of its Common Stock and received approximately $58.4 million, after deducting underwriting discounts and offering expenses. The proceeds of the offering will be used to repay of $3.3 million of debt incurred in connection with the acquisition of ReMACS and for general corporate purposes, including research and development, sales and marketing, possible strategic acquisitions and the increased working capital requirements of the Company generated by its growth.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  -----------------------------------------------------------------------
  RESULTS OF OPERATIONS
  ---------------------


  OVERVIEW

     Radiant Systems, Inc. (the "Company"), provides enterprise-wide technology solutions to selected vertical markets within the retail industry. The Company offers fully integrated retail automation solutions including point of sale systems, consumer-activated ordering systems, back office management systems and headquarters-based management systems. The Company's products enable retailers to interact electronically with their customers, capture detailed data at the point of sale, manage labor and inventory at their sites and communicate electronically with their sites, vendors and credit networks. In addition, the Company offers system planning, design and implementation services to tailor the automation solution to each retailer's specifications.

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


  RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 1997  COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    Systems Sales. The Company derives the majority of its revenues from sales and licensing fees for its headquarters and site-based solutions. Systems sales increased 48.3% to $14.5 million for the three month period ended June 30, 1997 ("fiscal 1997"), compared to $9.8 million for the three month period ended June 30, 1996 ("fiscal 1996"). The increase related to sales and license fees from new and existing customers, and the expansion of the Radiant Hospitality Division, which serves the restaurant industry, through its purchase of ReMACS and Twenty/20. Additionally, continued demand for the Company's products such as Compu-Touch contributed to the Company's increase in revenues.

    Customer Support, Maintenance and Other Services.   The Company also derives
  revenues from customer support, maintenance and other services, which increased 145.6% to $2.7 million for fiscal 1997, compared to $1.1 million for fiscal 1996. The increase was due to increased support, maintenance and services revenues within its existing markets as well as those related to ReMACS and Twenty/20. Additionally, continued customer acceptance of professional services from the Company's Radiant Solutions Group, which was established during the first quarter 1996, has contributed to this increase.

    Cost of Systems Sales.   Cost of systems sales consist primarily of hardware
  and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of systems sales increased 25.4% to $7.9 million for fiscal 1997, compared to $6.3 million for fiscal 1996. The increase was directly attributable to the increase in systems sales. Cost of systems sales as a percentage of total revenues declined to 46.3% from 58.4%. Cost of systems sales as a percentage of systems revenues declined to 54.9% from 64.9%. The decreases were due to increased sales of existing and newly introduced and acquired products, such as Core-Tech and ReMACS back office management systems software, which have higher margins than the historical site-based systems sold by the Company.

    Cost of Customer Support, Maintenance and Other Services.   Cost of customer
  support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of customer support, maintenance and other services increased 97.1% to $2.4 million for fiscal 1997 from $1.2 million for fiscal 1996. The increase was due primarily to the Company's decision to expand the Radiant Solutions Group and the related increase in wages associated with this effort. Cost of customer support, maintenance and other services as a percentage of total revenues increased to 14.0% from 11.2%. Cost of customer support, maintenance and other services as a percentage of customer support, maintenance and other services revenues declined to 88.9% from 110.8%. These declines reflect higher service margins and higher capacity utilization of the personnel within the Radiant Solutions Group.

    Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses increased 90.9% to $1.4 million for fiscal 1997, compared to $768,000 for fiscal 1996. The increase was due to higher development costs associated with new product development, including development activity associated within the Company's Radiant Hospitality Division in connection with the acquisitions of ReMACS and Twenty/20 and development of new credit card network interfaces, as well as continued development efforts within Radiant Entertainment Division. Product development expenses as a percentage of total revenues increased to 8.5% from 7.1% as product development expenses increased at a faster pace than total revenues. The Company capitalizes a portion of its software development costs. In fiscal 1997, software development costs of $258,000 were capitalized by the Company, as compared to $141,000 for fiscal 1996, such costs representing 14.9% of its product development costs in fiscal 1997, as compared to 15.5% for fiscal 1996.

    Purchased Research and Development Costs. Purchased research and development costs represent the estimated fair value of acquired incomplete research and development projects as determined by independent appraisal. During fiscal 1997, in connection with the acquisition of ReMACS and Twenty/20, the Company recorded a non-recurring charge of $19.1 million for purchased research and development costs. During fiscal 1996, the Company recorded $30,000 in such costs associated with the acquisition of Liberty Systems International, Inc.

    Stock Compensation Expense. Stock compensation expense represents the excess of the fair market value of the Company's Common Stock on the date of the grant of stock options over the aggregate exercise price of such options. In connection with the acquisition of Twenty/20, the Company granted such stock options and recorded a non-recurring charge of $1.2 million. No such charge was recorded in fiscal 1996.

    Sales and Marketing Expenses.   Sales and marketing expenses increased
  326.0% to $1.2 million during fiscal 1997, compared to $292,000 for fiscal 1996. The increase was associated with the Company's acquisition of ReMACS and Twenty/20 and continued expansion of its sales activities and increased commission expense attributable to higher sales. Sales and marketing expenses as a percentage of total revenues increased to 7.2% from 2.7%.

    Depreciation and Amortization. Depreciation and amortization expenses increased 137.7% to $533,000 for fiscal 1997, compared to $224,000 for fiscal 1996. The increase resulted from an increase in computer equipment and other assets required to support an increased number of employees. Depreciation and amortization as a percentage of total revenues increased to 3.1% from 2.1% during the period, primarily because personnel support costs increased at a pace higher than associated revenues. Additionally, amortization of capitalized software development costs increased 67.5% to $87,000 for fiscal 1997, compared to $52,000 for fiscal 1996 as a result of higher capitalized software development costs.

    General and Administrative Expenses.   General and administrative expenses
  increased 35.8% to $1.9 million for fiscal 1997, compared to $1.4 million for fiscal 1996. The increase was due primarily to personnel increases in fiscal 1997 as well as the effects of the ReMACS and Twenty/20 acquisitions. General and administrative expenses as a percentage of total revenues declined to 11.1% from 13.0% as a result of higher sales volumes.

    Interest (Income) Expense, net. Interest (income) expense increased 209.4% to net interest income of $44,000 for fiscal 1997, compared to net interest expense of $40,000 for fiscal 1996. The change resulted primarily from interest revenue earned on the proceeds of the sale of 2.8 million shares of the common stock which occurred during the first quarter 1997, offset by interest expense.

    Minority Interest in Earnings of PrysmTech.   In fiscal 1997, the Company
  recognized no minority interest in earnings of PrysmTech compared to $215,000 in fiscal 1996. The remaining interest in PrysmTech was acquired by the Company during the fourth quarter of 1996.

    Income Tax (Provision) Benefit. As a result of its election to be treated as an S Corporation for income tax purposes, the Company, prior to the completion of its initial public offering in February 1997, was not subject to federal or state income taxes. For periods prior to the termination of the S Corporation status, pro forma net income amounts include additional income tax benefits determined by applying the Company's anticipated statutory tax rate to pretax loss, adjusted for permanent tax differences. No income tax benefit was recognized for the three months ended June 30, 1997 as substantially all of the purchased research and development expenses are not deductible for tax purposes.

    Pro Forma Net Income (Loss). For fiscal 1997, the Company recognized a net loss of $18.6 million compared to pro forma net income of $202,000 for fiscal 1996. The decrease in net income resulted primarily from the recording of acquisition-related expenses consisting of purchased research and development costs and stock compensation costs associated with the purchase of ReMACS and Twenty/20 in fiscal 1997 offset by increased revenues and improved operating results in fiscal 1997 over fiscal 1996 more fully described above. Net income excluding acquisition-related expenses of $19.7 million, net of tax benefits, was $1.1 million, or $.07 per share, an increase of

  421.8%, or $.05 per share, over prior year.


  SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    Systems Sales. The Company derives the majority of its revenues from sales and licensing fees for its headquarters and site-based solutions. Systems sales increased 85.3% to $25.2 million for the six month period ended June 30, 1997 ("fiscal year 1997"), compared to $13.6 million for the six month period ended June 30, 1996 ("fiscal year 1996"). The increase related to sales and license fees from new and existing customers, and the expansion of the Radiant Hospitality Division, through its purchase of ReMACS and Twenty/20. Additionally, continued demand for the Company's products such as Compu-Touch contributed to the Company's increase in revenues.

    Customer Support, Maintenance and Other Services.   The Company also derives
  revenues from customer support, maintenance and other services, which increased 151.4% to $4.5 million for fiscal year 1997, compared to $1.8 million for fiscal year 1996. The increase was due to increased support, maintenance and services revenues, within its existing markets as well as those related to ReMACS and Twenty/20. Additionally, continued customer acceptance of professional services from the Company's Radiant Solutions Group, which was established during the first quarter 1996, has contributed to this increase.

    Cost of Systems Sales. Cost of systems sales consist primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of systems sales increased 56.3% to $14.2 million for fiscal year 1997, compared to $9.1 million for fiscal year 1996. The increase was directly attributable to the increase in systems sales. Cost of systems sales as a percentage of total revenues declined to 47.8% from 59.1%. Cost of systems sales as a percentage of systems revenues decreased to 56.4% from 66.9%. The decreases were due to increased sales of existing and newly introduced and acquired products, such as Core-Tech and ReMACS back office management systems software, which have higher gross margins than the site-based systems sold by the Company.

    Cost of Customer Support, Maintenance and Other Services.   Cost of customer
  support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of customer support, maintenance and other services increased 86.8% to $4.1 million for fiscal year 1997 from $2.2 million for fiscal year 1996. The increase was due primarily to the Company's decision to expand the Radiant Solutions Group and the related increase in wages associated with this effort. Cost of customer support, maintenance and other services as a percentage of total revenues decreased to 13.9% from 14.4%. Cost of customer support, maintenance and other services as a percentage of customer support, maintenance and other services revenues decreased to 91.8% from 123.6%. These decreases reflect higher service margins and higher capacity utilization of the personnel within the Radiant Solutions Group.

    Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses increased 78.3% to $2.6 million for fiscal year 1997, compared to $1.5 million for fiscal year 1996. The increase was due to higher development costs associated with new product development, including development activity within the Company's Radiant Hospitality Division associated with the acquisitions of ReMACS and Twenty/20 and development of new credit card network interfaces. Product development expenses as a percentage of total revenues decreased to 8.8% from 9.5% as total revenues increased at a faster pace than product development expenses. The Company capitalizes a portion of its software development costs. In fiscal year 1997, software development costs of $460,000 were capitalized by the Company, as compared to $205,000 for fiscal year 1996 representing 14.9% of its product development costs in fiscal year 1997, as compared to 12.2% for fiscal year 1996.

    Purchased Research and Development Costs. Purchased research and development costs represent the estimated fair value of acquired incomplete research and
  development projects as determined by independent appraisal.   During fiscal
  year 1997, in connection with the acquisition of ReMACS and Twenty/20, the Company recorded a non-recurring charge of $19.1 million for purchased research and development costs. During fiscal year 1996, the Company recorded $30,000 in such costs associated with the acquisition of Liberty Systems International, Inc.

    Stock Compensation Expense. Stock compensation expense represents the excess of the fair market value of the Company's Common Stock on the date of the grant of stock options over the aggregate exercise price of such options. In connection with the acquisition of Twenty/20, the Company granted such stock options and recorded a non-recurring charge of $1.2 million. No such charge was recorded in fiscal year 1996.

    Sales and Marketing Expenses.   Sales and marketing expenses increased
  266.6% to $2.1 million during fiscal year 1997, compared to $577,000 for fiscal year 1996. The increase was associated with the Company's acquisition of ReMACS and Twenty/20 and continued expansion of its sales activities and increased commission expense attributable to higher sales. Sales and marketing expenses as a percentage of total revenues increased to 7.1% from 3.7%.

    Depreciation and Amortization.   Depreciation and amortization expenses
  increased 115.2% to $900,000 for fiscal year 1997, compared to $418,000 for fiscal year 1996. The increase resulted from an increase in computer equipment and other assets required to support an increased number of employees. Depreciation and amortization as a percentage of total revenues increased to 3.0% from 2.7% during the period, primarily because associated personnel support costs increased at a pace higher than associated revenues. Additionally, amortization of capitalized software development costs increased 87.1% to $174,000 for fiscal year 1997, compared to $93,000 for fiscal year 1996 as a result of higher capitalized software development costs.

    General and Administrative Expenses.   General and administrative expenses
  increased 48.9% to $3.6 million for fiscal year 1997, compared to $2.4 million for fiscal year 1996. The increase was due primarily to personnel increases in fiscal year 1997 as well as the effects of the ReMACS and Twenty/20 acquisitions. General and administrative expenses as a percentage of total revenues declined to 12.1% from 15.7% as a result of higher sales volumes.

    Interest (Income) Expense, net. Net interest expense increased 109.4% to $165,000 for fiscal year 1997, compared to $79,000 for fiscal year 1996. The increase resulted from the Company borrowing $4.5 million in the second and third quarters of 1996 and the borrowing costs associated therewith offset by interest income earned from the proceeds of the sale of 2.8 million shares of the common stock which occurred during the first quarter 1997.

    Minority Interest in Earnings of PrysmTech.   In fiscal year 1997, the
  Company recognized no minority interest in earnings of PrysmTech compared to $270,000 in fiscal year 1996. The remaining interest in PrysmTech was acquired by the Company during the fourth quarter of 1996.

    Income Tax Provision. As a result of its election to be treated as an S Corporation for income tax purposes, the Company, prior to the completion of its initial public offering in February 1997, was not subject to federal or state income taxes. The Company's S Corporation status was terminated upon completion of its initial public offering in February 1997 and upon termination of its S Corporation status, the Company recorded deferred tax assets in the amount of $592,000. Simultaneously, with the recording of these deferred tax assets, the Company recorded a tax benefit of $305,000 and a valuation allowance of $287,000. The valuation allowance was recorded due to the uncertainty surrounding the future utilization of such deferred tax assets. For the first quarter, the benefit recorded in connection with the termination of the Company's S Corporation status was offset by a tax provision of $305,000. No income tax benefit was recognized for the three months ended June 30, 1997 as substantially all of the purchased research and development expenses are not deductible for tax purposes.

    Pro Forma Income Tax (Benefit) Provision. The pro forma effective tax rate for the period from January 1, 1997 through February 19, 1997, the date the Company terminated its S Corporation status was a benefit of 38.5%, compared to a benefit of 38.2% for fiscal year 1996.

    Extraordinary item. During the first quarter, a loss from early extinguishment of debt of $213,000, net of taxes of $82,000, was recognized due to the write off of certain unamortized loan origination costs and unamortized debt discounts associated with the repayment of outstanding indebtedness to Sirrom Capital Corporation of $4.5 million.

    Pro Forma Net Income (Loss).   For fiscal year 1997, the Company recognized
  net loss of $18.3 million compared to a pro forma net loss of $730,000 for fiscal year 1996. The decrease in income resulted primarily from the recording of acquisition-related expenses consisting of purchased research and development costs and stock compensation costs associated with the purchase of ReMACS and Twenty/20 in fiscal year 1997 offset by increased revenues and improved margins in fiscal year 1997 over fiscal year 1996. Net income for fiscal year 1997 before extraordinary item of $131,000 and acquisition related expenses of $19.7 million, net of tax benefits, was $1.5 million, or $.11 per share, an increase of 306.7%, or $.18 per share, over the pro forma net loss of $730,000, or $.07 per share, for the same period last year.


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

    Prior to the initial public offering, the Company has financed its operations primarily through cash generated from operations and from financing obtained during 1996. As of June 30, 1997, the Company had $6.2 million in cash and cash equivalents.

    In July 1997, the Company sold 2.6 million shares of Common Stock and received net proceeds of approximately $58.4 million after deducting estimated underwriting discounts and offering expenses. The proceeds of the offering will be used to repay $3.3 million of debt incurred in connection with the acquisition of ReMACS and for general corporate purposes, including research and development, sales and marketing, possible strategic acquisitions and the increased working capital requirements of the Company generated by its growth.

    The Company's used cash from operating activities in fiscal year 1997 and 1996 of $3.9 million and $1.0 million, respectively. In fiscal year 1997, the Company's uses of cash were the primary result of increased accounts receivables due to increased sales and a decrease in customer deposits and unearned revenues. During fiscal year 1996, the Company's use of operating cash was primarily the result of cash payments received from customers in advance of shipments offset by increased accounts receivables and inventories.

    Cash used in investing activities in fiscal year 1997 and 1996 was $6.2 million and $514,000 respectively. The use of cash for fiscal year 1997 in investing activities consisted primarily of the acquisitions of ReMACS and Twenty/20 for approximately $4.2 million. Purchases of property and equipment accounted for approximately $1.4 million and $353,000 in fiscal year 1997 and 1996, respectively, to the use of cash in investing activities.

    Cash of $13.9 million was provided by financing activities during fiscal year 1997 due primarily to the issuance of Common Stock in the initial public offering offset by repayment of the Company's outstanding indebtedness noted above. Cash of $2.8 million provided by financing activities during fiscal year 1996 consisted primarily of borrowings of $3.1 million.

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

                          PART II.  OTHER INFORMATION


  Item 2. Changes in Securities
  ------  ---------------------

      On May 30, 1997, the Registrant issued 199,074 shares of Common Stock to the four shareholders of RSI Merger Corporation in connection with the acquisition of that company by the Registrant.

      On May 23, 1997, the Registrant issued 627,500 shares of Common Stock to the four shareholders of Restaurant Management and Control Systems, Inc. in connection with the acquisition of that company by the Registrant.

      Except as otherwise noted, all issuances of securities described above were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. All securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. In each instance, the offers and sales were made without any public solicitation, the certificates bear restrictive legends and appropriate stop transfer instructions have been or will be given to the transfer agent. No underwriter was involved in the transaction and no commitments were paid.

  Item 6. Exhibits and Reports on Form 8-K
  ------  --------------------------------

  (a)   Exhibits.   The following exhibits are filed with this Report:

        11.1  Statement regarding Computation of Per Share Earnings
        27.1  Financial Data Schedule

  (b) The following reports on Form 8-K were filed during the quarter ended June 30, 1997:

        (i) Form 8-K dated May 23, 1997 (reporting acquisition of ReMACS); (ii) Form 8-K/A (Amendment No. 1) to Form 8-K dated May 23, 1997 (filing ReMACS financial statements); (iii) Form 8-K dated May 30, 1997 (reporting acquisition of Twenty/20); and (iv) Form 8-K/A (Amendment No. 1) to Form 8-K dated May 30, 1997.

                                 SIGNATURES
                                 ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  RADIANT SYSTEMS, INC.



Dated:    August 14, 1997           By: /s/  John H. Heyman
          ---------------               -------------------------
                                        John H. Heyman, Executive Vice President
                                        and Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit Number      Description of Exhibit            Sequential Page No.
--------------      ----------------------            -------------------
     11.1           Statement regarding Computation
                    of Per Share Earnings

     27.1           Financial Data Schedule