Form 10-Q
period 1997-09-30
RADIANT SYSTEMS INC
filed 1997-11-14
CIK 845818

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                               Commission File Number:
    September 30, 1997                                            0-22065


                             RADIANT SYSTEMS, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



           Georgia                                        11-2749765
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)



1000 Alderman Drive, Alpharetta, Georgia                          30005
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)



Issuer's telephone number, including area code:         (770) 772-3000
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


          Yes        X          No
                                  ------


The number of the registrant's shares outstanding as of November 13, 1997 was 15,370,912.

                             RADIANT SYSTEMS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I: FINANCIAL INFORMATION

     Item 1: Financial Statements

             Condensed Consolidated Balance Sheets as of September 30,
             1997 and December 31, 1996                                      1

             Condensed Consolidated Statements of Operations for the
             Nine Months Ended September 30, 1997 and 1996                   2

             Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 1997 and 1996                   3

             Notes to Condensed Consolidated Financial Statements            4

     Item 2: Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             8

PART II: OTHER INFORMATION

     Item 2: Changes in Securities and Use of Proceeds

     Item 4: Submission of Matters to a Vote of Security Holders

     Item 6: Exhibits and Reports on Form 8-K

     Signature

                         Part I. FINANCIAL INFORMATION

                             RADIANT SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS

                                                               September 30,        December 31,
                                                                   1997                1996
                                                               ------------         ------------
                                                                (unaudited)
Current assets:
  Cash and cash equivalents..................................  $     54,543         $      2,342
  Accounts receivable, net of allowance for
    doubtful accounts of $200 and $120.......................        16,762                4,885
  Inventories................................................         5,997                3,305
  Loans to shareholders......................................           341                    -
  Other short-term assets....................................           580                  417
                                                               ------------         ------------
           Total current assets..............................        78,223               10,949

Property and equipment, net..................................         3,500                1,518
Software development costs, net..............................         1,356                  737
Intangibles, net.............................................         4,395                  957
Deferred income tax assets...................................           397                    -
Other assets.................................................           858                  455
                                                               ------------         ------------
                                                               $     88,729         $     14,616
                                                               ============         ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities...................  $     10,461         $      6,377
  Customer deposits and unearned revenue.....................         4,948                3,052
  Current portion of shareholder loans.......................             -                  127
  Current portion of long term debt..........................           602                  582
                                                               ------------         ------------
           Total current liabilities ........................        16,011               10,138

Shareholder loans, less current portion......................             -                3,194
Long term debt, less current portion.........................            91                5,271
                                                               ------------         ------------
           Total liabilities.................................        16,102               18,603
                                                               ------------         ------------
Put warrants.................................................             -                  513
                                                               ------------         ------------

Shareholders' equity (deficit):
  Common stock, no par value; 20,000,000 shares authorized;
   15,254,134 and 6,857,112 shares issued and outstanding....             -                    -
  Common stock Series A, no par value; 10,000,000 shares
   authorized; 0 and 1,442,889 shares issued and outstanding.             -                    -
  Additional paid-in capital.................................        88,733                2,100
  Deferred compensation......................................          (581)                   -
  Warrants...................................................             -                1,185
  Deferred sales discount....................................             -                 (132)
  Accumulated deficit........................................       (15,525)              (7,653)
                                                               ------------         ------------
                                                                     72,627               (4,500)
                                                               ------------         ------------
Commitments..................................................
                                                               ------------         ------------

                                                               $     88,729         $     14,616
                                                               ============         ============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                             RADIANT SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                   UNAUDITED


                                                      For the three months ended                   For the nine months ended
                                               September 30, 1997    September 30, 1996     September 30, 1997    September 30, 1996
                                               ------------------    ------------------     ------------------    ------------------
Revenues:
   Systems sales.............................  $           17,532    $            9,741     $           42,740    $          23,342
   Customer support, maintenance and other
    services.................................               3,258                 1,448                  7,770                3,243
                                               ------------------    ------------------     ------------------    ------------------
        Total revenues.......................              20,790                11,189                 50,510               26,585

Cost of revenues:
   Systems sales:............................               8,071                 5,592                 22,291               14,691
   Customer support maintenance and
     other services..........................               2,795                 1,600                  6,938                3,818
                                               ------------------    ------------------     ------------------    ------------------
        Total cost of revenues...............              10,866                 7,192                 29,229               18,509

Gross profit.................................               9,924                 3,997                 21,281                8,076

Operating expenses:
   Product development.......................               1,984                   900                  4,603                2,369
   Purchased research and development
     costs...................................                 -                     -                   19,134                   30
   Stock compensation expense................                 -                     -                    1,214                  -
   Sales and marketing.......................               1,447                   311                  3,563                  888
   Depreciation and amortization.............                 666                   265                  1,566                  683
   General and administrative................               2,424                 1,394                  6,024                3,811
                                               ------------------    ------------------     ------------------    ------------------
Income (loss) from operations................               3,403                 1,127                (14,823)                 295

Interest (income) expense, net...............                (576)                  229                   (410)                 308
Minority interest in earnings of PrysmTech...                 -                     206                    -                    476
                                               ------------------    ------------------     ------------------    ------------------

Income (loss) before provisions
   (benefit) for income taxes................               3,979                   692                (14,413)                (489)

Income tax provision.........................               1,532                   -                    1,532                  -
Pro forma income provision (benefit).........                 -                     264                   (212)                (187)
                                               ------------------    ------------------     ------------------    ------------------
Pro forma income (loss) before extraordinary
   item......................................               2,447                   428                (15,733)                (302)

Extraordinary Item:
Loss from early extinguishment of debt,
   net of income tax of $82..................                 -                     -                      131                  -
                                               ------------------    ------------------     ------------------    ------------------
Pro forma net income (loss)..................  $            2,447    $              428          $     (15,864)   $            (302)
                                               ==================    ==================     ==================    ==================
Earnings per common and common equivalent
   share:
   Income (loss) before extraordinary item...  $             0.14    $             0.04                  (1.05)               (0.03)
   Extraordinary loss on early extinguish-
     ment of debt............................                 -                     -                    (0.01)                 -
                                               -------------------   ------------------     ------------------    ------------------
Pro forma net income (loss) per common and
   common equivalent share...................  $             0.14                  0.04                  (1.06)               (0.03)
                                               ==================    ==================     ==================    ==================
Weighted average common and common
   equivalent shares outstanding.............              17,844                11,100                 14,907               11,100
                                               ==================    ==================     ==================    ==================

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                             RADIANT SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                   UNAUDITED

                                                       For the nine months ended               For the nine months ended
                                                           September 30, 1997                       September 30, 1996
                                                     -----------------------------           -----------------------------
Cash flows from operating activities
   Pro forma net income (loss)......................  $                   (15,864)            $                      (302)
   Adjustments to reconcile net income loss to net
     cash (used in) provided by operating
     activities:
   Pro forma tax benefit............................                         (212)                                   (187)
   Deferred taxes...................................                         (397)                                    --
   Depreciation and amortization....................                        1,566                                     683
   Purchased research and development costs.........                       19,134                                      30
   Stock compensation expenses......................                        1,214                                     --
   Discounts earned on software license sales.......                          113                                      44
   Amortization and write off of loan discount
     and loan origination fees......................                          332                                      88
   Minority interest in earnings of PrysmTech.......                          --                                     (476)
   Changes in assets/liabilities:
     Increase in accounts receivable................                      (11,031)                                 (4,675)
     Increase in inventories........................                       (2,522)                                   (620)
     Increase in prepaid and other assets...........                         (711)                                   (243)
     Increase (decrease) in accounts payable and
       accrued liabilities..........................                        3,018                                     (59)
     Increase in accrued customer rebates...........                          --                                       58
     (Decrease) increase in customer deposits and
       unearned revenue.............................                       (4,063)                                  3,083
                                                     -----------------------------           -----------------------------
      Net cash used in operating activities.........                       (9,423)                                 (2,576)

Cash flows from investing activities
   Purchases of property and equipment..............                       (2,404)                                   (570)
   Software development costs.......................                         (872)                                   (416)
   Purchases of acquired businesses, net of cash
    acquired........................................                       (4,336)                                     --
   Other............................................                          --                                       31
                                                     -----------------------------           -----------------------------
      Net cash used in investing activities.........                       (7,612)                                   (955)

Cash flows from financing activities
   Proceeds from exercise of common stock warrants..                          960                                     --
   Proceeds from the issuance of common stock, net
    of issuance costs...............................                       82,553                                     --
   Exercise of employee stock options...............                          285                                     --
   Shareholder loans................................                         (330)                                    --
   Repurchase of common stock from shareholders.....                       (2,122)                                    --
   Borrowings under long term debt..................                          --                                    4,619
   Principal payments under capital lease
    obligations.....................................                         (288)                                   (224)
   Principal payments under loan from shareholders..                       (7,344)                                   (117)
   Principal payments under loan from long-term debt                       (4,576)                                   (139)
   Other............................................                           98                                     109
                                                     -----------------------------           -----------------------------
      Net cash provided by financing activities.....                       69,236                                   4,248
                                                     -----------------------------           -----------------------------

Increase in cash and cash equivalents...............                       52,201                                     717

Cash and cash equivalents at beginning of year......                        2,342                                     165
                                                     -----------------------------           -----------------------------
Cash and cash equivalents at end of period..........  $                    54,543             $                       882
                                                     =============================           =============================
Supplemental disclosure of cash flow information:


   Cash paid during the period for interest.........  $                       211             $                       213
                                                     =============================           =============================
Noncash investing and financing activities:
   Equipment purchases financed by borrowings under
    capital lease obligations.......................  $                        43             $                       230
                                                     =============================           =============================
   Note payable issued for customer returns.........  $                       --                                      873
                                                     =============================           =============================
   Reclassification of S corporation retained
    earnings to additional paid in capital..........  $                     8,203                                     --
                                                     =============================           =============================
   Warrant issued to customer in exchange for
    prepaid software licenses.......................  $                       --                                       79
                                                     =============================           =============================
   Warrant issued on debt...........................  $                       --                                      511
                                                     =============================           =============================

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Item 1. Financial Statements
----------------------------


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, these condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary for fair presentation of the consolidated financial condition and results of operations for these periods. The interim results for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's combined financial statements as filed in its annual report on Form 10K for the year ended December 31, 1996.

2. Completion of Public Offerings

   On February 19, 1997, the Company completed its initial public offering of common stock. The Company sold 2.8 million shares of common stock, including the underwriters' over-allotment of 325,000 shares of common stock, in the initial public offering for $26.8 million less issuance costs of $2.6 million. Subsequent to the public offering of common stock, the Company repurchased and subsequently retired 793,093 shares of common stock from two shareholders for a total of $2.1 million.

   On July 21, 1997, the Company sold 2.6 million shares of its common stock and received approximately $58.4 million, after deducting underwriting discounts and offering expenses. The proceeds of the offering were used to repay of $3.3 million of debt incurred in connection with the acquisition of Restaurant Management and Control Systems, Inc. ("ReMACS"), more fully described in Note 3, and for general corporate purposes, including research and development, sales and marketing, possible strategic acquisitions and the increased working capital requirements of the Company generated by its growth.


3. Acquisitions

   On May 23, 1997, the Company purchased all of the outstanding common stock of ReMACS for 627,500 shares of Common Stock, $3.3 million in cash, $3.3 million in notes and assumption of net liabilities of $4.9 million. Total consideration (subject to adjustment), including transaction costs of approximately $150,000, was $18.9 million. The transaction was accounted for as a purchase. Intangibles of approximately $3.1 million were recorded, after adjusting for purchased research and development costs, which are being amortized over four to ten years. In connection with the acquisition, the Company entered into employment agreements with five employees for terms expiring June 2002. The agreements provide for severance, up to the longer of the remaining term of the agreement or two years, for termination of employment for any reason other than good cause. The Company granted options to purchase 360,000 shares of the Company's Common Stock to employees of ReMACS at an exercise price equal to the fair market value of the Company's Common Stock on the date of such grant.

   On May 30, 1997, the Company purchased all of the outstanding common stock of RSI Merger Corporation (d.b.a. Twenty/20 Visual Systems) ("Twenty/20") for 199,074 shares of Common Stock and $1.3 million in cash. Total consideration (subject to adjustment), including transaction costs of approximately $50,000, was $3.7 million. The transaction was accounted for as a purchase. Intangibles of approximately $400,000 were recorded, after adjusting for purchased research and development costs, which are being amortized over four to ten years. In connection with the acquisition, the Company entered into employment agreements with two employees for terms expiring May 2001. The agreements provide for severance for the remaining term of the agreement for termination of employment for any reason other than good cause. The Company granted the two employees options to purchase 140,000 shares of the Company's Common Stock of which 40,000 where issued at a $4.50 discount to the fair market value of the Company's Common Stock on the date of such grant and 100,000 which were issued at an exercise price of $5.50. In connection with the issuance of the above options, the Company recorded a non-recurring compensation charge of $1.2 million for those options which vested immediately and $627,000 as a deferred compensation charge for remaining options, which will be amortized ratably over the four year vesting period.

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

5. Income Tax (Benefit) Provision

   Income tax (benefit)/provision for interim periods is based on estimated effective annual income tax rates. As a result of its election to be treated as an S Corporation for income tax purposes, the Company, prior to the completion of its initial public offering in February 1997, was not subject to federal or state income taxes. Pro forma net income amounts include additional provisions for income taxes determined by applying the Company's anticipated statutory tax rate to pretax income (loss), adjusted for permanent tax differences. The Company's S Corporation status was terminated upon completion of its initial public offering in February 1997. Upon the termination of its S corporation election, the Company recorded certain deferred tax assets in the amount of $592,000. Simultaneously, with the recording of these deferred tax assets, the Company recorded a tax benefit of $305,000 and a valuation allowance of $287,000. The valuation allowance was recorded due to uncertainty surrounding the future utilization of such deferred tax assets. For the period subsequent to the initial public offering, the Company recorded a tax provision of $1.8 million. During the third quarter 1997, the Company recorded an income tax provision of $1.5 million.

6. Net Income Per Share

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

                                                     For the three months     For the nine months
                                                     ended September 30,      ended September 30,
------------------------------------------------------------------------------------------------
000s omitted except per share data                   1997        1996           1997        1996
------------------------------------------------------------------------------------------------
   Basic weighted average shares
    outstanding.................................   14,646       8,300         12,237       8,300

   Shares of common stock assumed
    issued upon exercise of common
    stock equivalents using the "treasury
    stock" method as it applies to the
    computation of diluted earnings
    per share...................................    3,198       2,800          2,670       2,800
                                                   ------       -----          -----       -----

   Diluted weighted average shares
    outstanding.................................   17,844      11,100         14,907      11,100
                                                   ======      ======         ======      ======

  Net earnings (loss) used in the
    computation of basic and diluted
    earnings per share.......................... $  2,447     $   428       $(15,864)     $ (302)
                                                 ========     =======       =========     =======

  Earnings per share:
     Basic...................................... $   0.17      $ 0.05         $(1.30)     $(0.04)
                                                 ========      ======         =======     =======

     Diluted.................................... $   0.14      $ 0.04         $(1.06)     $(0.03)
                                                 ========      ======         =======     =======

8.  Subsequent Events

    On October 31, 1997, the Company consummated the acquisition of RapidFire Software, Inc., an Oregon corporation ("RapidFire"), and Equilease Financial Services, Inc., an Oregon corporation ("Equilease"). Pursuant to a Stock Purchase Agreement (the "Purchase Agreement"), dated as of October 23, 1997, by and among the Company, RapidFire, Equilease and the sole shareholder of RapidFire and Equilease (the "Shareholder"), all the outstanding Common Stock of RapidFire and Equilease was acquired by the Company whereby RapidFire and Equilease each became a wholly-owned subsidiary of the Company. Pursuant to the Purchase Agreement, the Shareholder received an aggregate of 102,230 shares of Common Stock of the Company, a non-negotiable promissory note in the principal amount of $6.0 million (due October 31, 2005, unless earlier accelerated upon the attainment by RapidFire of certain financial targets, and bearing no interest), and cash of $4.2 million. Separately, the Company has agreed to loan up to $1.5 million to the Shareholder, which debt matures October 31, 2005 and bears interest at a rate of 5.0% per annum. The Company also entered into a five-year employment agreement with the Shareholder.



    Simultaneously with the acquisition, the Company granted approximately 426,000 stock options to the former employees of RapidFire. These options were granted at an exercise price equal to not less than the market price of the Company's common stock at the date of grant.

    RapidFire is principally engaged in the design, marketing and installing of point of sale systems to the pizza industry and other delivery restaurants. Equilease provides lease financing to certain RapidFire customers.

    On November 3, 1997 the Company announced an agreement in principle, subject to negotiation of a definitive purchase agreement, to acquire Logic Shop, Inc. of Atlanta, Georgia. Logic Shop, Inc. provides management software to the convenient automotive service center market. The parties expect to execute a definitive purchase agreement by mid-November 1997.

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

Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     Systems Sales. The Company derives the majority of its revenues from sales and licensing fees for its headquarters and site-based solutions. Systems sales increased 80.0% to $17.5 million for the three month period ended September 30, 1997 (the "third quarter 1997"), compared to $9.7 million for the three month period ended September 30, 1996 (the "third quarter 1996"). The increase related to sales and license fees from new and existing customers, and the expansion of the Radiant Hospitality Division. The Radiant Hospitality Division serves the restaurant industry and was expanded in the second quarter of 1997 through its acquisitions of ReMACS and Twenty/20. Additionally, continued demand for the Company's products such as Compu-Touch, its convenience store site-based product, from both new and existing customers has contributed to the Company's increase in revenues.

     Customer Support, Maintenance and Other Services. The Company also derives revenues from customer support, maintenance and other services, which increased 125.0% to $3.3 million for the third quarter 1997, compared to $1.4 million for the third quarter 1996. The increase was due to increased support, maintenance and services revenues within its existing markets as well as those related to ReMACS and Twenty/20. Additionally, increased customer demand of professional services from the Company's Radiant Solutions Group, which was established during the first quarter of 1996, has contributed to this increase.

     Cost of Systems Sales. Cost of systems sales consist primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of systems sales increased 44.3% to $8.1 million for the third quarter 1997, compared to $5.6 million for the third quarter 1996. The increase was directly attributable to the increase in systems sales. Cost of systems sales as a percentage of systems revenues declined to 46.0% from 57.4%. The decreases were due primarily to increased efficiencies associated with the manufacturing of site-based systems; as well as increased sales of existing and newly introduced and acquired products, such as Core-Tech and ReMACS back office management systems software, which have higher margins than the historical site-based systems sold by the Company.

     Cost of Customer Support, Maintenance and Other Services. Cost of customer support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of customer support, maintenance and other services increased 74.7% to $2.8 million for the third quarter 1997 from $1.6 million for the third quarter 1996. The increase was due primarily to the Company's decision to expand the Radiant Solutions Group and the related increase in wages associated with this effort. Cost of customer support, maintenance and other services as a percentage of customer support, maintenance and other services revenues declined to 85.8% from 110.5%. These declines reflect higher service margins and higher capacity utilization of the personnel within the Radiant Solutions Group.

     Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses increased 120.4% to $2.0 million for the third quarter 1997, compared to $900,000 for the third quarter 1996. The increase was due to higher development costs associated with new product development, including development activity associated within the Company's Radiant Hospitality Division in connection with the acquisitions of ReMACS and Twenty/20 and development of new credit card network interfaces. Product development expenses as a percentage of total revenues increased to 9.5% from 8.0% as product development expenses increased at a faster pace than total revenues. The Company capitalizes a portion of its software development costs. In the third quarter 1997, software development costs of $412,000 were capitalized by the Company, as compared to $211,000 for the third quarter 1996, such costs declining to 17.2% of its product development costs in the third quarter 1997, as compared to 19.0% for the third quarter 1996.

     Sales and Marketing Expenses. Sales and marketing expenses increased 365.3% to $1.4 million during the third quarter 1997, compared to $311,000 for the third quarter 1996. The increase was associated with the Company's acquisition of ReMACS and Twenty/20 and continued expansion of its sales activities and increased commission expense attributable to higher sales. Sales and marketing expenses as a percentage of total revenues increased to 7.0% from 2.8%.

     Depreciation and Amortization. Depreciation and amortization expenses increased 151.3% to $666,000 for the third quarter 1997, compared to $265,000 for the third quarter 1996. The increase resulted primarily from an increase in computer equipment and other assets required to support an increased number of employees, as well as increased goodwill resulting from acquisitions. Depreciation and amortization as a percentage of total revenues increased to 3.2% from 2.4% during the period, primarily because personnel support costs increased at a pace higher than associated revenues. Additionally, amortization of capitalized software development costs decreased 10.8% to $58,000 for the third quarter 1997, compared to $65,000 for the third quarter 1996 as certain capitalized software development costs became fully amortized.

     General and Administrative Expenses. General and administrative expenses increased 73.9% to $2.4 million for the third quarter 1997, compared to $1.4 million for the third quarter 1996. The increase was due primarily to personnel increases as well as the effects of the ReMACS and Twenty/20 acquisitions. General and administrative expenses as a percentage of total revenues declined to 11.7% from 12.5% as a result of higher sales volumes.

  Interest (Income) Expense, net. Interest (income) expense increased 351.5% to net interest income of $576,000 for the third quarter 1997, compared to net interest expense of $229,000 for the third quarter 1996. The change resulted primarily from interest revenue earned on the proceeds of the sale of 2.8 million shares of the common stock in the first quarter 1997 and the sale of 2.6 million shares of common stock in July 1997, offset by interest expense.

  Minority Interest in Earnings of PrysmTech.   In the third quarter 1997, the
Company recognized no minority interest in earnings of PrysmTech compared to $206,000 in the third quarter 1996. The remaining interest in PrysmTech was acquired by the Company during the fourth quarter of 1996.

  Income Tax Provision and Pro Forma Income Tax Provision (Benefit). As a result of its election to be treated as an S Corporation for income tax purposes, the Company, prior to the completion of its initial public offering in February 1997, was not subject to federal or state income taxes. For periods prior to the termination of the S Corporation status, pro forma net income amounts include additional income tax benefits determined by applying the Company's anticipated statutory tax rate to pretax loss, adjusted for permanent tax differences. During the third quarter 1997, the Company recorded an income tax provision of $1.5 million.

  Pro Forma Net Income (Loss). For the third quarter 1997, the Company recognized net income of $2.4 million or $0.14 per share compared to pro forma net income of $428,000 or $0.04 per share for the third quarter of 1996, an increase 471.7%, or $0.10 per share. The increase in net income resulted primarily from increased revenues and improved operating results in the third quarter 1997 over the third quarter 1996, more fully described above.


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996


  Systems Sales. The Company derives the majority of its revenues from sales and licensing fees for its headquarters and site-based solutions. Systems sales increased 83.1% to $42.7 million for the nine month period ended September 30, 1997 ("fiscal year 1997"), compared to $23.3 million for the nine month period ended September 30, 1996 ("fiscal year 1996"). The increase related to sales and license fees from new and existing customers, and the expansion of the Radiant Hospitality Division. The Radiant Hospitality Division serves the restaurant industry and was expanded in the second quarter of 1997 through its acquisitions of ReMACS and Twenty/20. Additionally, continued demand for the Company's products such as Compu-Touch, its convenience store site-based product, from both new and existing customers has contributed to the Company's increase in revenues.

  Customer Support, Maintenance and Other Services.   The Company also derives
revenues from customer support, maintenance and other services, which increased 139.6% to $7.8 million for fiscal year 1997, compared to $3.2 million for fiscal year 1996. The increase was due to increased support, maintenance and services revenues, within its existing markets as well as those related to ReMACS and Twenty/20. Additionally, increased customer demand of professional services from the Company's Radiant Solutions Group, which was established during the first quarter of 1996, has contributed to this increase.

  Cost of Systems Sales. Cost of systems sales consist primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of systems sales increased 51.7% to $22.3 million for fiscal year 1997, compared to $14.7 million for fiscal year 1996. The increase was directly attributable to the increase in systems sales. Cost of systems sales as a percentage of systems revenues decreased to 52.2% from 62.9%. The decreases were due primarily to increased efficiencies associated with the manufacturing of site-based systems; as well as increased sales of existing and newly introduced and acquired products, such as Core-Tech and ReMACS back office management systems software, which have higher gross margins than the site-based systems sold by the

Company.

   Cost of Customer Support, Maintenance and Other Services.   Cost of customer
support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of customer support, maintenance and other services increased 81.7% to $6.9 million for fiscal year 1997 from $3.8 million for fiscal year 1996. The increase was due primarily to the Company's decision to expand the Radiant Solutions Group and the related increase in wages associated with this effort. Cost of customer support, maintenance and other services as a percentage of customer support, maintenance and other services revenues decreased to 89.3% from 117.7%. These decreases reflect higher service margins and higher capacity utilization of the personnel within the Radiant Solutions Group.

  Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses increased 94.3% to $4.6 million for fiscal year 1997, compared to $2.4 million for fiscal year 1996. The increase was due to higher development costs associated with new product development, including development activity within the Company's Radiant Hospitality Division associated with the acquisitions of ReMACS and Twenty/20 and development of new credit card network interfaces. Product development expenses as a percentage of total revenues increased to 9.1% from 8.9%, as product development expenses increased at a faster pace than total revenues. The Company capitalizes a portion of its software development costs. In fiscal year 1997, software development costs of $872,000, or 15.9% of its total product development costs, were capitalized by the Company, as compared to $416,000, or 14.9% of its total product development costs, for fiscal year 1996.

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

  Sales and Marketing Expenses.   Sales and marketing expenses increased 301.2%
to $3.6 million during fiscal year 1997, compared to $888,000 for fiscal year 1996. The increase was associated with the Company's acquisition of ReMACS and Twenty/20 and continued expansion of its sales activities and increased commission expense attributable to higher sales. Sales and marketing expenses as a percentage of total revenues increased to 7.1% from 3.3%.

  Depreciation and Amortization. Depreciation and amortization expenses increased 129.3% to $1.6 million for fiscal year 1997, compared to $683,000 for fiscal year 1996. The increase resulted from an increase in computer equipment and other assets required to support an increased number of employees, as well as increased goodwill resulting from acquisitions. Depreciation and amortization as a percentage of total revenues increased to 3.1% from 2.6% during the period, primarily because associated personnel support costs increased at a pace higher than associated revenues. Additionally, amortization of capitalized software development costs increased 46.8% to $232,000 for fiscal year 1997, compared to $158,000 for fiscal year 1996 as a result of increased investment by the Company in new product development.

  General and Administrative Expenses.   General and administrative expenses
increased 58.1% to $6.0 million for fiscal year 1997, compared to $3.8 million for fiscal year 1996. The increase was due primarily to personnel increases in fiscal year 1997 as well as the effects of the ReMACS and Twenty/20 acquisitions. General and administrative expenses as a percentage of total revenues declined to 11.9% from 14.3% as a result of higher sales volumes.

  Interest (Income) Expense, net. Interest (income) expense increased 233.0% to net interest income of $410,000 for fiscal year 1997, compared to net interest expense of $308,000 for fiscal year 1996. The change resulted primarily from interest revenue earned on the proceeds of the sale of 2.8 million shares of the common stock in the first quarter 1997 and the sale of 2.6 million shares of common stock in July 1997, offset by interest expense resulting from the Company borrowing $4.5 million in the second and third quarters of 1996 and the borrowing costs associated therewith.

  Minority Interest in Earnings of PrysmTech.   In fiscal year 1997, the Company
recognized no minority interest in earnings of PrysmTech compared to $476,000 in fiscal year 1996. The remaining interest in PrysmTech was acquired by the Company during the fourth quarter of 1996.

  Income Tax Provision. As a result of its election to be treated as an S Corporation for income tax purposes, the Company, prior to the completion of its initial public offering in February 1997, was not subject to federal or state income taxes. The Company's S Corporation status was terminated upon completion of its initial public offering in February 1997 and upon termination of its S Corporation status, the Company recorded deferred tax assets in the amount of $592,000. Simultaneously, with the recording of these deferred tax assets, the Company recorded a tax benefit of $305,000 and a valuation allowance of $287,000. The valuation allowance was recorded due to the uncertainty surrounding the future utilization of such deferred tax assets. For the first quarter of 1997, the benefit recorded in connection with the termination of the Company's S Corporation status was offset by a tax provision of $305,000. Likewise, during the second quarter of 1997, no income tax benefit was recognized as substantially all of the purchased research and development expenses were not deductible for tax purposes. During the third quarter 1997, the Company recorded an income tax provision of $1.5 million.

  Pro Forma Income Tax (Benefit) Provision. The pro forma effective tax rate for the period from January 1, 1997 through February 19, 1997, the date the Company terminated its S Corporation status was a benefit of 38.5%, compared to a benefit of 38.2% for fiscal year 1996.

  Extraordinary Item. During the first quarter of 1997, a loss from early extinguishment of debt of $213,000, net of taxes of $82,000, was recognized due to the write off of certain unamortized loan origination costs and unamortized debt discounts associated with the repayment of outstanding indebtedness to Sirrom Capital Corporation of $4.5 million.

  Pro Forma Net Income (Loss).   For fiscal year 1997, the Company recognized
net loss of $15.9 million compared to a pro forma net loss of $302,000 for fiscal year 1996. The decrease in income resulted primarily from the recording of acquisition-related expenses consisting of purchased research and development costs and stock compensation costs associated with the purchase of ReMACS and Twenty/20 during the second quarter of 1997 offset by increased revenues and improved margins throughout fiscal year 1997 over fiscal year 1996. Net income for fiscal year 1997 before extraordinary item of $131,000 and acquisition related expenses of $19.7 million, net of tax benefits, was $4.0 million, or $0.26 per share, an increase of 1,224.5%, or $0.23 per share, over the pro forma net loss of $302,000, or $0.03 per share, for the same period last year.

Liquidity and Capital Resources

  In February 1997, the Company completed its initial public offering, in which the Company received net proceeds of approximately $24.3 million after deducting underwriting discounts and offering expenses. The Company applied the proceeds of the offering to (i) repay all of the Company's outstanding indebtedness to Sirrom Capital Corporation ($4.5 million), (ii) repay incurred in connection with its acquisition of PrysmTech ($3.1 million), (iii) repay outstanding shareholder notes ($1.1 million) and (iv) to repurchase an aggregate of 793,073 shares of Common Stock from two shareholders from whom the Company had a right of repurchase at a substantial discount to the initial public offering price ($2.1 million). The balance of the net proceeds of the offering (approximately $13.5 million) was utilized for general corporate purposes, including research and development, sales and marketing, possible strategic acquisitions and the increased working capital requirements of the Company generated by its growth.

  The exercise of outstanding warrants to purchase 1,333,002 shares of Common Stock in connection with the initial public offering in February 1997 provided the Company with proceeds of approximately $960,000.

  Prior to the initial public offering, the Company financed its operations primarily through cash generated from operations and from financing obtained during 1996.

  In July 1997, the Company completed an public offering of 2.6 million shares of Common Stock and received net proceeds of approximately $58.4 million after deducting estimated underwriting discounts and offering expenses. A portion of the offering proceeds was used to repay $3.3 million of debt incurred in connection with the acquisition of ReMACS. The remaining proceeds will be used for general corporate purposes, including research and development, sales and marketing, possible strategic acquisitions and the increased working capital requirements of the Company generated by its growth. As of September 30, 1997, the Company had $54.5 million in cash and cash equivalents.

  The Company's used cash from operating activities in fiscal year 1997 and 1996 of $9.4 million and $2.6 million, respectively. In fiscal year 1997, the Company's uses of cash were the primary result of increased accounts receivable due to increased sales and a decrease in customer deposits and unearned revenues. During fiscal year 1996, the Company's use of operating cash was primarily the result of cash payments received from customers in advance of shipments offset by increased accounts receivable and inventories.

  Cash used in investing activities in fiscal year 1997 and 1996 was $7.6 million and $955,000 respectively. The use of cash for fiscal year 1997 in investing activities consisted primarily of the acquisition related costs of approximately $4.3 million. Purchases of property and equipment accounted for approximately $2.4 million and $570,000 in fiscal year 1997 and 1996, respectively, to the use of cash in investing activities.

  Cash of $69.2 million was provided by financing activities during fiscal year 1997 due primarily to the issuance of common stock in the initial public offering and follow-on offering offset by repayment of the Company's outstanding indebtedness noted above. Cash of $4.2 million provided by financing activities during fiscal year 1996 consisted primarily of borrowings of $4.6 million.

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

                          PART II.  OTHER INFORMATION


Items 1 and 3.
--------------
     No events occurred during the quarter covered by the report that would require a response to any of these items.

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

On February 25, 1997, the Company completed an initial public offering of its common stock (the "Offering"). The managing underwriters in the Offering were Alex. Brown and Sons, Incorporated, Deutsche Morgan Grenfell and The Robinson-Humphrey Company, Inc. (the "Underwriters"). The shares of common stock were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement," registration number 333-17723). The Registration Statement was declared effective the Securities and Exchange Commission on February 12, 1997.

On February 12, 1997 the Company commenced the Offering. The Offering was terminated on February 25, 1997 after the Company had sold all 2,825,000 shares of common stock registered for sale by the Company under the Registration Statement. Of the amount registered, (i) 2,825,000 shares were sold by the Company resulting in gross proceeds of $26.8 million and 400,000 were sold by selling shareholders. The Company received net proceeds of approximately $24.2 million after deducting underwriting discounts of $1.9 million and Offering expenses of $755,000. As of September 30, 1997, all of the proceeds of the Offering had been used as follows: (i) to repay all of the Company's outstanding indebtedness to Sirrom Capital Corporation ($4.5 million), (ii) to repay debt incurred in connection with its acquisition of PrysmTech ($3.1 million), (iii) to repay outstanding shareholder notes ($1.1 million) and (iv) to repurchase an aggregate of 793,073 shares of Common Stock from two shareholders from whom the Company had a right of repurchase at a substantial discount to the initial public offering price ($2.1 million). The balance of the net proceeds of the offering (approximately $13.5 million) was utilized for general corporate purposes, including research and development (approximately $2.4 million), sales and marketing (approximately $1.7 million), strategic acquisitions (approximately $4.8 million) and the increased working capital requirements of the Company generated by its growth (approximately $4.6 million).

None of the net proceeds at the Offering were paid directly or indirectly to any director, officer or general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company, except as follows: (i) indebtedness of $1.5 million from the Company to H. Martin Rice, a vice president of the Company, was repaid out of offering proceeds; (ii) indebtedness of $918,000 from the Company to Emro Marketing Company, a greater than 10% shareholder of the Company ("Emro"), was repaid out of offering proceeds; and (iii) 193,060 shares of common stock were repurchased by the Company from Emro for $1.0 million from the offering proceeds.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Company held its Annual Meeting of Stockholders on September 11, 1997. Of the 15,175,660 shares of common stock outstanding and entitled to vote at this meeting, 13,377,482 were represented at the meeting, in person or by proxy. The following matters were voted upon.

1. The election to the Board of Directors of four persons named as nominees for Director in the Proxy Statement of the Company, to serve as Directors of the Company, for their respective terms or until their successors shall have been elected. The result of the vote for each individual Director was:

                                                                   For        Against
                                                                   ---        -------
         Election of Class I directors:
         Erez Goren to serve until the 2000 annual
         meeting of shareholders                                   13,285,080   92,400
         Alon Goren to serve until the 2000 annual
         meeting of shareholders                                   13,285,080   92,400


         Election of Class II director:
         James S. Balloun to serve until the 1998 annual
         meeting of shareholders                                   13,286,382   91,100


         Election of Class III director:
         Evan O. Grossman to serve until the 1999 annual
         meeting of shareholders                                   13,286,382    91,100


   Accordingly, all four nominees were duly elected Directors of the Company.


2. The approval of an amendment to the 1995 Stock Option Plan to increase the number of shares available for grant thereunder from 4.0 million shares to
   5.0 million shares of common stock. The result of the vote was 8,603,357 shares in favor (representing 64.3% of the shares present), 3,937,416 against, 2,504 shares abstained and 834,205 Broker non-votes. Accordingly, the amendment to the Plan was approved.

3. The approval of the Non-Management Directors' Stock Option Plan. The result of the vote was 10,189,270 shares in favor (representing 76.2% of the shares present), 2,351,003 against, 3,004 shares abstained and 834,205 Broker non-votes. Accordingly, the Plan was approved.


Items 5.  Other Information
--------  -----------------
   No events occurred during the quarter covered by the report that would require a response to any of these items.

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

          (a) Exhibits.

              The following exhibits are filed with this Report:

               11.1  Statement regarding Computation of Per Share Earnings
               27.1  Financial Data Schedule

          (b) Reports to be filed on Form 8-K


              No reports on Form 8-K were filed during the quarter ended September 30, 1997

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    RADIANT SYSTEMS, INC.



Dated:    November 13, 1997      By:  /s/    John H. Heyman
          -----------------           ----------------------------------------
                                      John H. Heyman, Executive Vice President
                                      and Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit Number                       Description of Exhibit
-------------                        ----------------------
    11.1            Statement regarding Computation of Per Share Earnings

    27.1                           Financial Data Schedule
