Form 10-K
period 1997-12-30
RADIANT SYSTEMS INC
filed 1998-03-31
CIK 845818

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                        _____________________

                              FORM 10-K
                        _____________________

   Annual Report Pursuant to Section 13 or 15(d) of the Securities
                        Exchange Act of 1934
             For the fiscal year ended December 31, 1997

                   ______________________________

                     Commission File No. 0-22065

                        RADIANT SYSTEMS, INC.

                        A Georgia Corporation
            (IRS Employer Identification No. 11-2749765)
                         1000 Alderman Drive
                      Alpharetta, Georgia 30005
                           (770) 772-3000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (7,020,717 shares) on March 25, 1998 was approximately $202,775,801 based on the closing price of the registrant's common stock as reported on The Nasdaq National Market on March 25, 1998. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's Common
Stock, as of March 25, 1998 15,933,939 shares of no par value
Common Stock.

                 DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement to be delivered to the shareholders in connection with the Annual
Meeting of the Shareholders to be held on May 15, 1998 are incorporated by reference in response to Part III of this Report.

                               PART I

Item 1.   Business.

     Radiant Systems, Inc. (the "Company" or "Radiant") provides enterprise-wide technology solutions to the retail industry. The Company offers fully integrated retail automation solutions including point of sale systems, consumer-activated ordering systems, back office management systems and headquarters-based management systems. The Company's products enable retailers to interact electronically with consumers, capture data at the point of sale, manage site operations and logistics and communicate electronically with their sites, vendors and credit networks. In addition, the Company offers system planning and design services that tailor the automation solution to each retailer's specifications as well as implementation services to facilitate installation of the Company's products.

     Certain retail markets require many of the same product features and functionality. As a result, the Company believes it can continue to leverage its existing technology across various retail markets with limited incremental product development efforts.


Recent Acquisitions

     In May 1997, the Company completed the acquisitions of Restaurant Management and Control Systems, Inc. ("ReMACS"), based in
Pleasanton, California, and RSI Merger Corporation
(d.b.a.Twenty/20 Visual Systems) ("Twenty/20"), based in Dallas, Texas. ReMACS is a leading provider of back office management systems for customers in the restaurant industry with over 8,000 installed or licensed sites. Twenty/20 is a provider of point of sale and table management systems for full-service restaurants.

     In October 1997, the Company acquired RapidFire Software, Inc. ("RapidFire Software") and EquiLease Financial Services, Inc. ("EquiLease") (collectively "RapidFire") based in Hillsboro, Oregon. RapidFire Software is a leading provider of point of sale systems to the pizza industry and other delivery restaurants, with installations in over 2,000 restaurant sites nationwide. EquiLease provides lease financing to certain customers of RapidFire.

     In November 1997, the Company completed its acquisition of Logic Shop, Inc. ("Logic Shop"), based in Atlanta, Georgia. Logic Shop is a leading provider of management software to the convenient automotive service center market, with over 1,500 sites installed.


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

     For many types of retailers, however, this type of automation did not make economic or business sense. In particular, merchants with a large number of relatively small sites, such as convenience stores, petroleum retailers, convenient automotive service centers, restaurants and entertainment venues, generally have not been able to cost-effectively develop and deploy sophisticated, enterprise-wide information systems. Economic and standardization problems for these markets are exacerbated by the fact that many sites operate as franchises, dealerships or other decentralized ownership and control structures. Without an investment in technology, these retailers continue to depend on labor and paper to process transactions. Management believes that high labor costs, lack of centralized management control of remote sites and inadequate informational reporting, together with emerging technology trends, have caused many of these retailers to reexamine how technology solutions can benefit their operations.

     A large number of retail sites face these challenges. At the end of 1996, there were more than 94,000 convenience stores nationwide, while the cinema industry had approximately 29,600 screens at 6,500 sites nationwide. As of April 1997, the restaurant and food service industry had over 400,000 domestic units, of which approximately 180,000 were classified as quick service restaurants ("QSR"). Typically, the existing systems in these industries consist of stand-alone devices such as cash registers or other point of sale systems with little or no integration with either the back office of the site or an enterprise-wide information system. Implementation of systems providing this functionality typically involves multiple vendors and an independent systems integration firm. The resulting proprietary solutions are often difficult to support and have inherently high risks associated with implementation. Management believes that technology solutions that are highly functional and scalable, relatively inexpensive, and easy to deploy are critical for successful implementation in these retail markets.

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

The Radiant Solution

     The Company offers fully integrated technology solutions that enable retailers to improve site operations, serve consumers better and route information throughout their organization and supply chains. The Company believes its core technology and solutions are applicable to a variety of retail markets. The Company's suite of products links store level point of sale information with centralized merchandising and financial functions that ultimately drive replenishment communications with suppliers and vendors. The Company believes that its site solutions are easy to implement, typically requiring less than a week to install and a few hours to train individual users. The following summarizes the solutions provided by the Company:


     A five segment diagram presenting in brief form the principal features and functions of the Company's primary technology solutions and services. The diagram includes the text:

CONSUMER-ACTIVATED
- - - - - - - - - - - - - - - - - -
Touch Screen Interactive
Video, Graphics, Audio
Credit/Cash Payment
Compact, Enclosed Terminals
Suggestive Selling


HEADQUARTERS
- - - - - - - - - - - - -
Executive Information
Electronic Price Book
Vendor EDI
Centralized Menu Management

POINT OF SALE
- - - - - - - - - - - -
Touch Screen Interactive
Transaction Auditing
Credit Processing
Data Capture
Peripheral Integration
Cash Reconciliation
Table Management

BACK OFFICE
- - - - - - - - - - -
Inventory Control
Vendor Management
Purchasing/Receiving
Employee Management
Recipe Management
Menu Management

SERVICES

- - - - - - - -
Consulting
Training
Maintenance
Technical Support
Integration

     The Company's technology solutions enable retailers to: allow consumers to place their own orders for items such as food, movie tickets and concessions through graphical touch screen interfaces; capture transaction information and communicate with credit card networks; manage and analyze in-store inventory movement, including electronic ordering; schedule and manage staffing; and connect headquarters to each of the retailer's local sites and vendors, enabling management to quickly change pricing and review operating performance in a timely and efficient manner. The Company's products have been deployed successfully in retail operations ranging in size from one to more than 800 sites.

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

     Lower cost of technology deployment. In addition to the cost savings realized through better site management, the actual cost of ownership of the Company's multimedia networking platform is less than networked PC systems due to platform efficiencies. Software modification requirements are limited due to the high degree of functionality inherent in the core applications, and systems integration problems are minimized because the Company offers an integrated solution based on an open-architecture design, which facilitates integration with other systems.

Company Strategy

     The Company's objective is to be the leading worldwide provider of enterprise-wide technology solutions to the retail markets it serves. The Company is pursuing the following strategies to achieve this objective:

     Expand existing position in selected markets. The Company believes that it is in a strong position to expand its current market share in the convenience store, restaurant, entertainment and convenient automotive service center markets due to its highly functional solutions and its practical experience in deploying and implementing retail solutions. The Company has experience integrating all aspects of its solutions into existing retail technology infrastructures. In particular, the Company has developed interfaces with a number of the widely used electronic information and payment networks, including networks of certain major petroleum retailers. The Company currently is developing interfaces to credit networks of additional major petroleum retailers, which if certified, will allow the Company access to a large number of potential sites.

     Introduce new products to current markets. The Company has introduced a variety of new products and services since the beginning of 1996, including consumer-activated systems, a headquarters-based, enterprise-wide management system, Decision Support System ("DSS"), a Windows NT version of its local site-based products, consulting services and its multimedia networking platform. Additional products and services, such as Windows CE-based products and solutions utilizing the Internet, are in development or under review.

     Continue to develop sales and services infrastructure. To meet the anticipated requirements of growth in its business, the Company intends to continue expanding its direct sales force and its professional services organization. The Company also plans to develop its telesales efforts to smaller retail chains.

     Expand markets for the Company's solutions. The Company believes that its core technology and solutions are applicable to a variety of retail markets. The Company has made five acquisitions in the restaurant and entertainment markets, which combined with its existing systems and technology, will enable it to broaden its presence in these markets.

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

     Continue to make strategic acquisitions. The Company has accelerated its entry into new vertical markets through acquisitions and joint venture arrangements. To the extent the Company believes acquisitions can better position it to serve its markets or penetrate others, it will pursue such opportunities.

Retail Markets

     To date, the Company's product applications have been focused toward the convenience store, restaurant, entertainment and convenient automotive service center markets, as these markets require many of the same product features and functionality. The Company believes it can continue to leverage its existing technology across these and other retail markets with limited incremental product development efforts.

     Convenience Store Market

     In the United States, there currently are approximately 94,000 convenience store sites, which derive a significant portion of revenues from selling products other than gasoline.
Additionally, the Company believes that the international convenience store market represents a substantial opportunity for its solutions. Management believes that the industry is currently under-invested in technology. Only 24.4% of the industry's retail sites use scanning equipment, compared to grocery stores, which have implemented scanning at approximately 90.0% of their locations.

     The Company thus believes that the demand for the Company's solutions in the convenience store market for the foreseeable future will remain strong. This demand is fueled in part by the fact that many convenience store operators are finding that their consumers prefer "pay at the pump" systems, and many operators are upgrading their POS systems to interface with these consumer-activated systems. Thirty-one percent of convenience stores currently utilize pay at the pump technology.
Implementing this technology requires a site to upgrade its system for controlling and managing fuel sales. Management believes that installation of pay at the pump systems will remain strong for the foreseeable future, encouraging additional investment in store automation.


     Restaurant Market

     The domestic restaurant market includes approximately 425,000 sites as of April 1997. Restaurants increasingly require sophisticated systems which integrate with evolving headquarters information systems and enable more timely and accurate management of site operations. At the site, managers seek real time information access and management systems that permit employees to increase the speed and accuracy with which they take an order, prepare the food, and fill the order, often accommodating numerous concurrent consumer orders at multiple table-top, counter-top and drive-through locations. Managers at all levels are seeking solutions to better manage menu and pricing functions, optimizing profitability and inventory management. The market for automated information and transaction systems for restaurants is typically more advanced than in the convenience store, convenient automotive service center and entertainment markets but is highly fragmented and includes a large number of proprietary, closed systems.

     Entertainment Market

     The domestic cinema industry is concentrated, with the top six chains operating approximately 49.0% of the cinema screens. In addition to increasing screens per site, "megaplexes" have evolved, which combine restaurants, movies and other forms of entertainment in one facility. There are approximately 29,600 cinema screens in the United States. These screens are operated at approximately 6,500 sites, with recent trends emphasizing more
screens per site.   While cinema sites typically are operated in
a decentralized manner, the Company believes cinema operators are focused on implementing cost controls from headquarters.

     Convenient Automotive Service Center Market

     The convenient automotive service center market includes quick oil change centers, full service car washes and various repair centers. In the United States, there currently are approximately 9,000 quick oil change centers and approximately 22,500 full service car washes. The Company believes that the international automotive service center market also represents a substantial opportunity for its solutions, as well as various repair centers such as transmission and clutch specialty shops and tire stores.

Retail Products

     While the Company believes that its core technology may be adapted to provide solutions to a variety of markets, it has concentrated its efforts to date in the convenience store, restaurant, entertainment and convenient automotive service center markets. The Company's principal products, sales and marketing efforts, customers and competitors are discussed below for these markets. The Company markets a variety of products and services as part of its strategy to serve as an integrated solutions provider. From consumer-activated ordering solutions to feature-rich, highly functional point of sale and back office systems tied into headquarters through advanced client/server software, the Company's enterprise-wide solutions interact with the consumer, site employees and management and the senior management of a retailer's operations. To help retailers optimize the impact these systems have on their operations, the Company also offers a wide array of consulting, training and support services provided by experienced professionals. The Company further provides "ruggedized" hardware systems designed to cope with harsh retailing environments.

     Consumer-Activated Ordering Systems


      Within each of the markets the Company serves, the trend toward increased branded service offerings and more focused customer service has created a demand for consumer-activated ordering systems. In response, the Company has developed an easy to use, consumer-activated system which allows a consumer to preview movies and purchase tickets or place a food order, pay with a plastic card and make inquiries and view promotions through the use of a touch screen. The product's development environment and authoring tools allow various media, such as video clips, logos, pictures and recordings, to be quickly integrated into a consumer-friendly application.

     Management believes consumer-activated technology allows a retailer to increase labor productivity, increase revenues through suggestive selling, increase consumer ordering speed and accuracy, capture consumer information at the point of sale and respond quickly to changing consumer preferences. The Company's initial consumer-activated ordering system was commercially released in the second quarter of 1996, and, to date, the Company has sold systems or licensed software to a number of retailers.


     Point of Sale Systems

     The Company offers a variety of point of sale products which can be licensed as modules or as a complete system. These point of sales products are comprehensive solutions that allow retailers to process transactions and capture data, as well as manage other front office operations. The products feature a touch screen interface, user-friendly applications and flexibility in set-up and configuration to accommodate operational variables at each sites. They are based on an open architecture and run on either the Windows NT or Novell platform. The applications may support multiple point of sale terminals and a separate back office system as well as having the capacity to be upgraded so that customers can phase in their investment with additional hardware and software modules. The products offer customers scalability, such that the same application can be run in chains with widely varying numbers and sizes of sites; yet the enterprise solution remains consistent and supportive of each site.

     Back Office Management Systems

     Back office software provides various types of retail operators with the capabilities to manage employees and inventory, schedule labor, automate daily reports, analyze costs and forecast results. Additionally, this system provides the means for retailers to readily gather point of sale and management information including real-time sales monitoring, with automatic updates of point of sale information. The Company's back office management systems were developed with a user friendly, graphical interface and are based on open architecture.

     Headquarters-Based Management Systems

     Headquarters-based management systems permit retailers to manage individual sites from headquarters. Management believes that within each of the markets it serves there is demand for this type of solution.

      In 1996, the Company introduced a client/server based software application which allows retailers to better manage multiple convenience store sites. The following is a summary of the features and functionality:

     Price book-allows retailers to set prices for products in a timely manner on a site-by-site, zone-by-zone or system wide basis. Price book also allows retailers to target prices based on a variety of different factors, including markups based on cost, gross margins, and target margins.

     Site configuration and management-allows retailers to define and control the parameters of site operations, such as prohibiting clerks from authorizing fuel dispensing without prepayment.

     Fuel management-allows retailers to manage fuel inventory movement and pricing. Such features allow management to define and regulate site pricing and strategies, including responding to price changes at competitors' sites.

     Decision Support System ("DSS")-supports headquarters analysis of site operations, such as sales vs. cost analysis, sales vs. budget analysis, labor productivity analysis and category management analysis. DSS also facilitates "what if" analyses, allowing retailers to incorporate and ascertain the sensitivities of operational variables such as price, cost and volume.

     Electronic Data Interchange-supports the routing and analysis of purchase orders and vendor invoices.

     The Company believes that its headquarters-based product is one of the most functional and comprehensive headquarters management applications widely marketed to convenience store chains. The product is built with state of the art software tools and is flexible and expandable based on application architecture and database structure. The application is written in PowerBuilder, and the database, Microsoft SQL Server, is highly scalable. The user interface is intuitive and easy to use.

     To provide restaurant, entertainment and convenient automotive service center operators with additional information and functionality at headquarters, the Company plans to combine certain features and functions of its convenience store headquarters-based product with the restaurant, entertainment and convenient automotive service center product lines.


Sales and Marketing

     The Company has a dedicated sales effort to address the requirements of different retail operators. The Company believes this strategy positions its sales force to understand its customers' businesses, trends in the marketplace, competitive products and opportunities for new product development and allows the Company to take a consultative approach to working with customers.


     The Company has a staff of personnel focusing on selling its solutions to major petroleum companies and other large accounts, both domestically and internationally. Further, the Company is building a telemarketing organization and distribution network to market its solutions and provide service to chains with a limited number of sites. All sales personnel are compensated with a base salary and commission based on revenue quotas, gross margins and other profitability measures.

     To date, the Company's primary marketing objective has been to increase awareness of all of the Company's technology solutions.
To this end, the Company has attended industry trade shows and selectively advertised in industry publications. The Company intends to increase its sales and marketing activities both domestically and internationally, and will expand its advertising in relevant industry publications. Additionally, the Company intends to continue developing an independent distribution network to sell and service its products to certain segments of the domestic and international markets

Customers

     Customers who have selected the Company as their technology solutions provider operate over 15,000 sites. As of December 31, 1997, the Company has installed its technology solutions in over 4,000 of these sites. In 1995, two customers accounted for 59.4% of the Company's total revenues, as follows: Conoco, Inc. (15.8%) and Emro Marketing Company (43.6%). During 1996, four customers accounted for greater than 10.0% of the Company's total revenues, as follows: Ultramar Diamond Shamrock Corporation (21.5%), Emro Marketing Company (13.2%), Sheetz, Inc. (11.7%) and Loews Theatre Management Corp.(13.8%). In 1997, three customers accounted for 36.4% of the Company's total revenues, as follows: Speedway SuperAmerica, LLC, formerly Emro Marketing Company (12.8%), Ultramar Diamond Shamrock Corporation (12.2%) and Conoco, Inc. (11.4%).

     The following is a partial list of major customers who have licensed or purchased the Company's products and services:



Amoco Oil Company
Chick-fil-A
Cineplex Odeon
Compass Group USA, Inc.
Conoco, Inc.
General Cinema Theatres, Inc.
KFC
Loews Theatre Management Corp.
Longhorn Steaks
Marsh Supermarkets, LLC
National Amusements, Inc.
Petronas Dagangan Berhad
Q-Lube, Inc.
Regal Cinemas, Inc.
Speedway SuperAmerica, LLC, formerly Emro Marketing Company
Super Lube 10-Minute Oil Change, Inc.
Texaco, Inc.
Tosco Marketing Company
Ultramar Diamond Shamrock Corporation
Wawa, Inc.

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

     Within the markets it serves, the Company believes it is the only integrated technology solution provider of point of sale, back office and headquarters-based management systems. Within these product lines, the Company faces intense levels of competition from a variety of competitors. International Business Machines, Inc., NCR Corporation, Verifone, Inc. a subsidiary of Hewlett Packard
Company, Dresser Industries, Inc., Gilbarco, Inc., Stores
Automated Software, Inc., Pacer/CATS, a subsidiary of
Tickemaster, Inc., Micros Systems, Inc., Par Technology Corp. and others provide point of sale systems with varying degrees of functionality. Back office and headquarters client/server software providers include The Software Works!, Professional Datasolutions Inc. and JDA Software Group, Inc. In addition, the Company faces competition from systems integrators and other companies such as Tandem Computers, Inc. who offer an integrated technology solutions approach by integrating other third party products.


     The Company believes there are barriers to entry in the market for convenience store automation solutions. The Company has invested a significant amount of time and effort to create the functionality of its consumer-activated point of sale and back office headquarters-based management systems. The Company believes that the time required for a competitor to duplicate the functionality of these products is substantial and would require detailed knowledge of a retailer's operations at local sites and headquarters. Also, developing a credit card network interface often can take an additional six to nine months, as the certification process can be time consuming. Moreover, the major petroleum companies are extremely selective about which automation system providers are permitted to interface to their credit networks. As of March 15, 1998, the Company was certified on eight credit networks, and it currently has initiated the process to become certified on three other major petroleum company credit networks.

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

     Integration. Typically, as part of its site solution, the Company integrates standard PC components for its customers. This is done as part of the overall technology solution for the customers to maximize the quality of the overall site solution and to provide the customers with a system that is easy to support over the long term.


     The market for the Company's professional services is intensively competitive. The Company believes the principal competitive factors are the professional qualifications, expertise and experience of individual consultants. In the market for professional services, the Company competes with the consulting divisions of the big six accounting firms, Electronic Data
Systems, Inc., International Business Machines, Inc. and other systems integrators.

Maintenance and Customer Support

     The Company offers customer support on a 24-hour basis, a service that historically has been purchased by a majority of its customers and also entitles the customer to product upgrades. In some cases, hardware support is provided by third parties. The
Company can remotely access its customers' systems in order to perform quick diagnostics and provide on-line assistance. The annual support option is typically priced at a percentage of the software and hardware cost.


Product Development

     The Company's product development strategy is focused on creating common technology elements that can be leveraged in applications across various vertical retail markets. The base technology architecture is designed so that it can be integrated with products developed by other vendors and can be phased into a retailer's operations. The Company has developed numerous applications running on a Windows NT platform. The software architecture incorporates Microsoft's Component Object Model, providing an efficient environment for application development. In addition, the Company is currently developing technology based on the Windows CE platform for use in various retail applications.

     Management believes that the acquisition of ReMACS will accelerate the development of the Company's next generation of back office products. ReMACS' Microsoft NT-based back office application suite is currently under development for the restaurant market. The Company intends to use the ReMACS back office technology platform to develop other back office products. The Company is currently integrating its point of sale products with ReMACS' back office product. Additionally, the Company will integrate Twenty/20's restaurant point of sale products with its restaurant products.


Proprietary Rights

     The Company's success and ability to compete is dependent in part upon its proprietary technology, including its software source code. To protect its proprietary technology, the Company relies on a combination of trade secret, nondisclosure, copyright and patent law, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although the Company relies on the limited protection afforded by such intellectual property laws, it also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable maintenance are essential to establishing and maintaining a technology leadership position.
The Company presently has one patent and one patent pending. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. The Company generally enters into confidentiality or license agreements with its employees, consultants and customers and generally controls access to and distribution of its software, documentation and other proprietary information. Although the Company restricts the use by the customer of the Company's software and does not permit the re-sale, sublicense or other transfer of such software, there can be no assurance that unauthorized use of the Company's technology will not occur.

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


Employees

     As of December 31, 1997 the Company employed 581 persons. None of the Company's employees is represented by a collective bargaining agreement nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.


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

     Effective October 1997, the Company gave notice of termination under its existing lease as the Company plans to vacate its current premises upon completion of its new corporate headquarters in Alpharetta, Georgia. The building, which is currently under construction, is approximately 107,000 square feet and is expected to be completed in the fall of 1998. The Company signed a ten-year lease for the building in October 1997.

     In November 1997, the Company signed a five-year lease to house the Integration and Customer Support Operations. The building, also in Alpharetta, Georgia, is approximately 55,000 square feet. The Company also has regional offices in Dallas, Texas;
Pleasanton, California and Hillsboro, Oregon.


Item 3.   Legal Proceedings.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter ended December 31, 1997 to a vote of security holders of the Company.

                               PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.


     The Common Stock has been included for quotation on the Nasdaq National Market under the symbol "RADS" since the Company's initial public offering on February 13, 1997. Prior to that time, there was no public market for the Common Stock. The following table sets forth the high and low sale prices per share for the Common Stock for the periods indicated as reported by the Nasdaq National Market.



First Quarter (from February 13, 1997)      $14 1/8      $8 1/4
Second Quarter                               26 1/4       7
Third Quarter                                27          18 1/2
Fourth Quarter                               29 3/8      17 3/4


     As of March 16, 1998, there were 46 holders of record of the Common Stock. Management of the Company believes that these are in excess of 400 beneficial holders of its Common Stock.

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

     Recent Issuances of Unregistered Securities. In connection with the acquisition of RapidFire on October 31, 1997, the Company issued 102,230 shares of Common Stock to Mr. Kevin Eldredge, the sole shareholder of RapidFire. In addition, the Company issued employee stock options to Mr. Eldredge to purchase up to 276,690 shares of common stock of the Company. These options are exercisable on October 31, 2005 (subject to acceleration upon the attainment of certain performance targets) at an exercise price of $21.685 per share.

     On November 18, 1997, the Company issued 46,032 shares of Common Stock to the sole shareholder of Logic Shop, Inc. in connection with the acquisition of that company by the Company.

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

Item 6.  Selected Consolidated Financial Data

     The following table sets forth selected consolidated financial data of the Company for the periods indicated, which data has been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company as of December 31, 1994, 1995, 1996 and 1997, and for each of the years in the five-year period ended December 31, 1997, have been audited by Arthur Andersen LLP, independent public accountants. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the notes thereto included elsewhere herein.

                                                                       Year Ended December 31,

                                                           1993       1994        1995      1996        1997
                                                                   (in thousands, except per share data)
Statement of Operations Data:

Revenues:
     Systems sales                                        $3,748     $13,529    $14,078    $35,888    $ 66,798
     Customer support, maintenance and other services        552         919      1,804      5,055      11,205
                                                          ------     -------    -------    -------    --------
          Total revenues                                   4,300      14,448     15,882     40,943      78,003

Cost of revenues:
     Systems sales                                         2,307       9,459      9,863     22,270      34,019
     Customer support, maintenance and other services        588       1,208      2,300      5,465      10,298
                                                          ------     -------    -------    -------    --------
          Total cost of revenues                           2,895      10,667     12,163     27,735      44,317
                                                          ------     -------    -------    -------    --------

Gross profit                                               1,405       3,781      3,719     13,208      33,686
Operating expenses:
     Product development                                     271         984      1,640      3,328       6,898
     Purchased research and development costs                 --          --         --      3,930      28,871
     Stock compensation expense                               --          --         --         --       1,214
     Sales and marketing                                     209         470        607      1,487       5,819
     Depreciation and amortization                            46         178        583        948       2,384
     General and administrative                              332       2,243      2,990      5,664       9,059
                                                          ------     -------    -------    -------    --------

Income (loss) from operations                                547         (94)    (2,101)    (2,149)    (20,559)
Interest (income)expense, net                                 19          82        166        712        (989)
Minority interest in earnings of PrysmTech                    --          --         --        628          --
Other income                                                  --          --       (406)        --          --
                                                          ------     -------    -------    -------    --------
Income (loss) before extraordinary item and
   income taxes                                              528        (176)    (1,861)    (3,489)    (19,570)
Income tax provision (benefit)(1)                            206         (61)      (709)    (1,333)       (212)
Extraordinary item, net of taxes(2)                           --          --         --         --         131
                                                          ------     -------    -------    -------    --------
Net income (loss)                                         $  322     $  (115)   $(1,152)   $(2,156)   $(19,489)
                                                          ======     =======    =======    =======    ========
Basic earnings (loss) per share:
     Income (loss) before extraordinary item              $ 0.02     $ (0.01)   $ (0.13)   $ (0.26)   $  (1.49)
     Extraordinary loss on early extinguishment of debt       --          --         --         --       (0.01)
                                                          ------     -------    -------    -------    --------

Total basic earnings (loss) per share (3)(4)              $ 0.02     $ (0.01)   $ (0.13)   $ (0.26)   $  (1.50)
                                                          ======     =======    =======    =======    ========

Diluted earnings (loss) per share:
     Income (loss) before extraordinary item              $ 0.02     $ (0.01)   $ (0.13)   $ (0.26)   $  (1.49)
     Extraordinary loss on early extinquishment of debt       --          --         --         --       (0.01)
                                                          ------     -------    -------    -------    --------

Total diluted earnings (loss) per share (3)(4)            $ 0.02     $ (0.01)   $ (0.13)   $ (0.26)   $  (1.50)
                                                          ======     =======    =======    =======    ========

     Weighted average shares outstanding:
          Basic (3) (4)                                   13,714      13,199      9,073      8,300      13,024
                                                          ======     =======    =======    =======    ========

          Diluted (3) (4)                                 13,714      13,199      9,073      8,300     13,024
                                                          ======     =======    =======    =======    =======

                                                                              December 31,
                                                           1993        1994       1995       1996       1997
Balance Sheet Data:
Working capital                                           $ (102)    $(1,027)   $(3,664)   $   812    $57,259
Total assets                                               2,716       4,818      4,235     14,616     93,516
Long-term debt and shareholder loan,
   including current portion                                  89       1,067        970      9,174      4,729
Shareholders' equity (deficit)                               145        (722)    (3,154)    (4,500)    71,021

(1) As a result of its election to be treated as an S Corporation for income tax purposes, prior to completion of its initial public offering in February 1997, the Company was not subject to federal or state income taxes. For periods prior to the termination of the S Corporation status, pro forma net income amounts include additional income tax benefits determined by applying the Company's anticipated statutory tax rate to pretax income (loss), adjusted for permanent tax differences. From February (C Corporation inception) until December 31, 1997, the Company did not record a tax benefit, primarily due to nondeductible purchased research and development costs. See Note 6 to the consolidated financial statements.
(2) Represents loss from early extinguishment of debt, net of income tax of $82,000.
(3) In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), effective for fiscal years ending after December 15, 1997. The Company adopted the new guidelines for the calculation and presentation of earnings per share, and all prior periods have been restated.
(4) Pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 83, common stock and common stock equivalents issued at prices below the public offering price during the 12-month period prior to the offering were included in the calculation as if they were outstanding for all periods presented, regardless of whether they are dilutive. In February 1998, the SEC staff released SAB No. 98 on computations of earnings per share. SAB No. 98 replaces SAB No. 83 in its entirety and requires, among other items, that only "nominal issuances" of common stock be reflected in the calculation as if they were outstanding for all periods presented and that the calculation be made in accordance with SFAS No. 128 for all periods subsequent to the offering. Accordingly, for all periods presented, common stock equivalents have been excluded from diluted weighted average shares outstanding, as their impact was antidilutive

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) contained elsewhere in this Report.

Overview
Radiant Systems, Inc. (the "Company"), provides enterprise-wide technology solutions to the retail industry. The Company offers fully integrated retail automation solutions including point of sale systems, consumer-activated ordering systems, back office management systems and headquarters-based management systems.
The Company's products enable retailers to interact electronically with their customers, capture detailed data at the point of sale, manage labor and inventory at their sites and communicate electronically with their sites, vendors and credit networks. In addition, the Company offers system planning, design and implementation services to tailor its solutions to each retailer's specifications.

     The Company derives its revenues primarily from the sale of integrated systems, including software, hardware and related support and consulting services. The Company plans to increase licensing of certain of its software products on a stand-alone basis. In addition, the Company offers implementation and integration services which are billed on a per diem basis. The Company's revenues from its various technology solutions are, for the most part, dependent on the number of installed sites a customer has. Accordingly, while the typical sale is the result of a long, complex process, the Company's customers usually continue installing additional sites over an extended period of time. Revenues from software and systems sales are recognized as products are shipped, provided that collection is probable and no significant post shipment vendor obligations remain. Revenues from customer support, maintenance and other services are generally recognized as the service is performed.

     Prior to 1993, the Company developed software solutions for the video rental and car care markets. The Company entered the convenience store market in 1993 by introducing a new product line. In order to increase the Company's focus on revenue growth and profitability, the Company expanded its senior management team in 1995 and 1996. In addition, the Company has responded to strong demand for its technology solutions by investing heavily in new product development. The Company also identified additional market opportunities for its new products. As a result of these and other factors, the Company has substantially increased its sales, marketing and product development activities.

     Since November 1995, a number of events resulted in strong revenue growth for the Company. The Company developed new products, established relationships with new customers and increased sales to existing customers. The Company expanded its presence into the retail industry in November 1995 by entering into a joint venture (PrysmTech) to market enterprise-wide technology solutions to the cinema operators. On December 31, 1996, the Company purchased the remaining interest in PrysmTech. Accordingly, the operations of PrysmTech are reflected in the 1996 financial statements of the Company with a deduction for the minority interest in the earnings of PrysmTech. Continuing its growth in the retail industry, in May 1996 the Company purchased Liberty Systems International, Inc. ("LSI"), a technology solution provider to the QSR operators. To broaden its presence in the restaurant market, the Company acquired Restaurant Management and Control Systems, Inc. ("ReMACS") and RSI Merger Corporation d.b.a. Twenty/20 Visual Systems, Inc. ("Twenty/20"), in May 1997 and RapidFire Software, Inc. and EquiLease Financial Services, Inc. (collectively "RapidFire") in October 1997. In November 1997, the Company acquired Logic Shop, Inc. ("Logic Shop") to serve the convenient automotive service centers. During this period, the Company also expanded its sales force and continued to add management, consulting and product development personnel. The revenue growth of the Company has resulted in profitability since the second quarter of 1996, before accounting for one-time, nonrecurring purchased research and development costs, and other acquisition-related costs.

     As a result of its election to be treated as an S Corporation for income tax purposes, prior to the completion of its initial public offering in February 1997, the Company was not subject to federal or state income taxes. Pro forma net loss amounts discussed herein include additional income tax benefits determined by applying the Company's anticipated statutory tax rate to pretax loss, adjusted for permanent tax differences. The Company's S Corporation status terminated upon completion of its initial public offering in February 1997.

     The Company is currently in the process of performing a review of its business systems, including its computer systems and its product offerings, and is querying its customers, vendors and resellers as to their progress in identifying and addressing problems that their computer systems may face in correctly interrelating and processing date information as the year 2000 approaches and is reached. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. To date, the expense of upgrading product applications to be Year 2000 compliant has not ben material. Moreover, the Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operation items to total revenues:

                                                                  Year ended December 31,
                                                           1995            1996         1997
Revenues:
     Systems sales                                          88.6%          87.7%        85.6%
     Customer support, maintenance and other services       11.4           12.3         14.4
                                                           -----          -----        -----
          Total revenues                                   100.0          100.0        100.0

Cost of revenues:
     Systems sales                                          62.1           54.4         43.6
     Customer support, maintenance and other services       14.5           13.3         13.2
                                                           -----          -----        -----
          Total cost of revenues                            76.6           67.7         56.8
Gross profit                                                23.4           32.3         43.2
Operating expenses:
     Product development                                    10.3            8.1          8.8
     Purchased research and development costs                 --            9.6         37.0
     Stock compensation expense                               --             --          1.6
     Sales and marketing                                     3.8            3.6          7.5
     Depreciation and amortization                           3.7            2.3          3.1
     General and administrative                             18.8           13.9         11.6
                                                           -----          -----        -----
Loss from operations                                       (13.2)          (5.2)       (26.4)
Interest (income) expense, net                               1.0            1.7         (1.3)
Minority interest                                             --            1.6           --
Other income                                                (2.5)            --           --
                                                           -----          -----        -----
Loss before income taxes and extraordinary Item            (11.7)          (8.5)       (25.1)
Income tax benefit                                          (4.4)          (3.3)        (0.3)
Extraordinary item, net of  taxes                             --             --          0.2
                                                           -----          -----        -----
Net loss                                                    (7.3)%         (5.2)%      (25.0)
                                                           =====          =====        =====

Year Ended December 31, 1997 Compared to Year Ended December 31,
1996

     Systems Sales. The Company derives the majority of its revenues from sales and licensing fees for its headquarters and point of sale solutions. Systems sales increased 86.1% to $66.8 million for the year ended December 31, 1997 ("1997"), compared to $35.9 million for the year ended December 31, 1996 ("1996"). The increase related to sales and license fees from new and existing customers, and the expansion of the Company through its acquisitions of ReMACS and Twenty/20 in the second quarter of 1997 and RapidFire, and Logic Shop in the fourth quarter of 1997.



     Customer Support, Maintenance and Other Services.   The
Company also derives revenues from customer support, maintenance and other services, which increased 121.7% to $11.2 million for 1997, compared to $5.1 million for 1996. The increase was due to increased support, maintenance and services revenues, within its existing markets as well as those related to the Company's 1997 acquisitions. Additionally, increased customer demand of professional services which the Company began offering in the first quarter of 1996, has contributed to this increase.

     Cost of Systems Sales. Cost of systems sales consists primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of systems sales increased 52.8% to $34.0 million for 1997, compared to $22.3 million for 1996. The increase was directly attributable to the increase in systems sales. Cost of systems sales as a percentage of systems revenues decreased to 50.9% from 62.1%. The decreases were due primarily to increased efficiencies associated with the manufacturing of site-based systems; as well as increased sales of existing and newly introduced and acquired products, such as its back office and headquarters-based management systems software. These products typically have higher gross margins than the site-based systems sold by the Company.

     Cost of Customer Support, Maintenance and Other Services. Cost of customer support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of customer support, maintenance and other services increased 88.4% to $10.3 million for 1997 from $5.5 million for 1996. The increase was due primarily to the Company's decision to expand its professional services offerings and the related increase in wages associated with this effort. Cost of customer support, maintenance and other services as a percentage of customer support, maintenance and other services revenues decreased to 91.9% from 108.1%.

     Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses increased 107.3% to $6.9 million for 1997, compared to $3.3 million for 1996. The increase was due to higher development costs associated with new product development, including development activity associated with the acquisitions of ReMACS, Twenty/20, RapidFire and Logic Shop and the development of new credit card network interfaces. Product development expenses as a percentage of total revenues increased to 8.8% from 8.1%, as product development expenses increased at a faster pace than total revenues. The Company capitalizes a portion of its software development costs. In 1997, software development costs of $1.4 million, or 16.5% of its total product development costs, were capitalized by the Company, as compared to approximately $635,000, or 16.0% of its total product development costs for 1996.

     Purchased Research and Development Costs. Purchased research and development costs represent the estimated fair value of acquired incomplete research and development projects as
determined by independent appraisal.   During 1997, in connection
with the acquisition of ReMACS, Twenty/20, RapidFire, and Logic Shop, the Company recorded non-recurring charges of $28.9 million for purchased research and development costs. During 1996, the Company recorded $3.9 million in such costs associated with the acquisitions of LSI and PrysmTech.

     Stock Compensation Expense. Stock compensation expense represents the excess of the fair market value of the Company's Common Stock on the date of the grant of stock options over the aggregate exercise price of such options. In connection with the acquisition of Twenty/20, the Company granted such stock options, a portion of which immediately vested, and recorded a non-recurring charge of $1.2 million. No such charge was recorded in 1996.

     Sales and Marketing Expenses.   Sales and marketing expenses
increased 291.3% to $5.8 million during 1997, compared to $1.5 million in 1996. The increase was associated with the Company's acquisitions, continued expansion of its sales activities and increased commission expense attributable to higher sales. Sales and marketing expenses as a percentage of total revenues increased to 7.5% from 3.6%.

     Depreciation and Amortization. Depreciation and amortization expenses increased 151.3% to $2.4 million for 1997, compared to approximately $948,000 for 1996. The increase resulted from an increase in computer equipment and other assets required to support an increased number of employees, as well as increased goodwill amortization resulting from acquisitions. Depreciation and amortization as a percentage of total revenues increased to 3.1% from 2.3% during the period, primarily because associated personnel support costs increased at a pace higher than associated revenues. Additionally, amortization of capitalized software development costs increased 37.5% to $328,000 for 1997, compared to $239,000 for 1996 as a result of increased investment by the Company in new product development.

     General and Administrative Expenses.   General and
administrative expenses increased 59.9% to $9.1 million for 1997, compared to $5.7 million for 1996. The increase was due primarily to personnel increases in 1997 and the Company's acquisitions. General and administrative expenses as a percentage of total revenues declined to 11.6% from 13.9% as a result of higher sales volumes.

      Interest (Income) Expense. Interest (income) expense increased 239.0% to net interest income of $989,000 for 1997, compared to net interest expense of $712,000 for 1996. The increase resulted primarily from interest income earned on the proceeds of the sale of 5.4 million shares of the Company's Common Stock during 1997, compared to interest expense resulting from the Company borrowing $4.5 million in 1996 and the borrowing costs associated therewith.

     Minority Interest in Earnings of PrysmTech.   In  1997, the
Company recognized no minority interest in earnings of PrysmTech compared to $628,000 in 1996, as the remaining interest in PrysmTech was acquired by the Company during the fourth quarter of 1996.

     Income Tax Benefit. As a result of its election to be
treated as an S Corporation for income tax purposes, the Company, prior to the completion of its initial public offering in
February 1997, was not subject to federal or state income taxes.
The Company's S Corporation status was terminated upon completion of its initial public offering in February 1997 and upon
termination of its S Corporation status, the Company recorded deferred tax assets in the amount of $592,000. Simultaneously, with the recording of these deferred tax assets, the Company recorded a tax benefit of $305,000 and a valuation allowance of $287,000. The valuation allowance was recorded due to the uncertainty surrounding the future utilization of such deferred
tax assets.   For all periods presented, the accompanying
financial statements reflect provisions for income taxes computed in accordance with the provisions of Statement of Accounting
Standards No. 109, "Accounting for Income Taxes". For those periods prior to the Company's initial public offering, the tax benefit has been presented on a pro forma basis as if the Company had been liable for federal and state income taxes during those periods. The pro forma effective tax rate for the period from January 1, 1997 through February 19, 1997, the date the Company terminated its S Corporation status was a benefit of 1.1%, compared to a benefit of 38.2% for 1996. The decrease resulted primarily from nondeductible purchased research and development costs.

     Extraordinary Item. During 1997, a loss from early extinguishment of debt of $213,000, net of taxes of $82,000, was recognized due to the write off of certain unamortized loan origination costs and unamortized debt discounts associated with the repayment of outstanding indebtedness to Sirrom Capital Corporation of $4.5 million.

     Net Loss.   For 1997, the Company recognized a net loss of
$19.5 million compared to a net loss of $2.2 million for 1996. The loss in 1997 resulted from the recording of acquisition-related expenses consisting of purchased research and development costs and stock compensation expense associated with the purchase of ReMACS, Twenty/20, RapidFire and Logic Shop during 1997 of $30.1 million, which were partially offset by increased revenues and improved margins during 1997 as compared to 1996. Net income before extraordinary items and acquisition related charges for 1997, was $6.3 million or $0.40 per share, an increase of $6.1 million or $0.38 per share over the net income of $273,000 or $0.02 per share for 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31,
1995

     Systems Sales. Systems sales increased 154.9% to $35.9 million for the year ended December 31, 1996 (" 1996"), compared to $14.1 million for the year ended December 31, 1995 (" 1995"). The increase related to sales and license fees from new and existing customers; the acquisition of PrysmTech that contributed $9.1 million to system sales in 1996; and the introduction of several new products in 1996, including its headquarters-based management systems, its consumer-activated ordering system and a Windows NT version of its point of sale system.

     Customer Support, Maintenance and Other Services. Customer support, maintenance and other services increased 180.2% to $5.1 million for 1996, compared to $1.8 million for 1995. The increase was due to increased support, maintenance and services revenues, including $1.1 million related to PrysmTech, and the establishment and expansion of Company's professional services offerings.

     Cost of Systems Sales. Cost of systems sales increased 125.8% to $22.3 million for 1996, compared to $9.9 million for 1995. The increase was directly attributable to the increase in systems sales. Cost of systems sales as a percentage of systems revenues declined to 62.1% from 70.1%. The decreases were due to increased sales of existing and newly introduced and acquired products, such as the headquarters-based management system and the PrysmTech product line, which have higher margins than site-based systems sold by the Company in prior years.

     Cost of Customer Support, Maintenance and Other Services. Cost of customer support, maintenance and other services increased
137.6% to $5.5 million for 1996 from $2.3 million for 1995. The increase was due primarily to the Company's decision to offer professional services to its customers and the related increase in wages associated with this effort, as well as the inclusion of PrysmTech's results. Cost of customer support, maintenance and other services as a percentage of customer support, maintenance and other services revenues declined to 108.1% from 127.5%.
These declines reflect higher service margins from PrysmTech operations, partially offset by the Company's investment in the Radiant Solutions Group.

     Product Development Expenses. Product development expenses increased 102.9% to $3.3 million for 1996, compared to $1.6 million for 1995. The increase was due to higher development costs associated with new product development, including development activity associated with the Company's QSR products and development of new credit card network interfaces, as well as the inclusion of PrysmTech's results. Product development expenses as a percentage of total revenues declined to 8.1% from 10.3% because total revenues increased at a faster pace than product development expenses. The

Company capitalizes a portion of its software development costs. In 1996, software development costs of $635,000 were capitalized by the Company, as compared to $329,000 for 1995. The Company capitalized 16.0% of its product development costs in 1996, as compared to 16.7% for 1995.

     Purchased Research and Development Costs. Purchased research and development costs were $3.9 million for 1996. These one-time, nonrecurring costs represent in-process research and development costs expensed by the Company in connection with its acquisition of PrysmTech.

     Sales and Marketing Expenses. Sales and marketing expenses increased 145.1% to $1.5 million during 1996, compared to $607,000 for 1995. The increase was associated with the Company's expansion of its sales force, the inclusion of PrysmTech's results and increased commission expense attributable to higher sales. Sales and marketing expenses as a percentage of total revenues declined to 3.6% from 3.8%.

     Depreciation and Amortization. Depreciation and amortization expenses increased 62.5% to $948,000 for 1996, compared to $583,000 for 1995. The increase resulted from an increase in computer equipment and other assets required to support an increased number of employees, as well as the inclusion of PrysmTech's results. Depreciation and amortization as a percentage of total revenues declined to 2.3% from 3.7% during the period, primarily because revenues increased at a faster pace than associated personnel support costs. Additionally, amortization of capitalized software development costs increased 140.8% to $239,000 for 1996, compared to $99,000 for 1995 as a result of higher capitalized software development costs.

     General and Administrative Expenses. General and administrative expenses increased 89.4% to $5.7 million for 1996, compared to $3.0 million for 1995. The increase was due primarily to personnel increases in 1996, as well as the inclusion of PrysmTech's results. General and administrative expenses as a percentage of total revenues declined to 13.9% from 18.8% as a result of higher sales volumes.

     Interest Expense. Interest expense increased 327.6% to $712,000 for 1996, compared to $166,000 for 1995. The increase resulted from the Company borrowing $4.5 million in the second and third quarters of 1996 and the borrowing costs associated therewith. Interest expense as a percentage of total revenues increased to 1.7% from 1.0% due to the increase in borrowings.

     Minority Interest in Earnings of PrysmTech. In 1996, the minority interest in earnings of PrysmTech was $628,000, compared to none in 1995. This amount reflects the pro rata ownership interest not owned by the Company in 1996.

     Other Income. In 1996, the Company recognized no other income. In 1995, the Company recognized $406,000 in other income, which primarily represented a gain on the sale of Company assets.

     Pro Forma Income Tax Provision (Benefit). The pro forma effective tax rate for 1996 was a benefit of 38.2%, compared to a benefit of 38.1% for 1995.

     Pro Forma Net Income (Loss). Pro forma net loss increased 87.2% to $2.2 million for 1996, compared to $1.2 million for 1995.
The increase in net loss resulted primarily from one-time, nonrecurring charges for purchased research and development costs, partially offset by increased revenues and improved margins in 1996 over 1995.


Quarterly Information

The following tables set forth certain unaudited financial data for each of the Company's last eight calendar quarters and such data expressed as a percentage of the Company's total revenues for the respective quarters. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments
(consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.



                                                       Quarter ended
                          Mar. 31,    June 30,    Sept. 30,    Dec. 31,    Mar. 31,    June 30,    Sept. 30,    Dec. 31,
                            1996       1996         1996        1996        1997        1997        1997        1997
Revenues:
   Systems sales          $ 3,849     $ 9,752     $ 9,741     $ 12,546    $10,742     $ 14,466     $17,532     $24,058
   Customer support
     Maintenance and
     other Services           698       1,097       1,448        1,812      1,818        2,694       3,258       3,435
                          -------     -------     -------     --------    -------     --------     -------     -------
       Total revenues       4,547      10,849      11,189       14,358     12,560       17,160      20,790      27,493
Cost of revenue
   Systems sales            2,768       6,331       5,592        7,579      6,278        7,942       8,071      11,728
   Customer support,
     Maintenance and
     other Services         1,003       1,215       1,600        1,646      1,749        2,395       2,795       3,359
                          -------     -------     -------     --------    -------     --------     -------     -------
Total cost of revenues      3,771       7,546       7,192        9,225      8,027       10,337      10,866      15,087
                          -------     -------     -------     --------    -------     --------     -------     -------
Gross profit                  776       3,303       3,997        5,133      4,533        6,823       9,924      12,406
Operating expenses:
   Product development        701         768         900          959      1,153        1,466       1,984       2,294
   Purchased research and
     development costs         --          30          --        3,900         --       19,134          --       9,737
   Stock compensation
     expense                   --          --          --           --         --        1,214          --          --
   Sales and marketing        285         292         311          599        872        1,243       1,447       2,258
   Depreciation and
     amortization             194         224         265          265        367          533         666         818
   General and
     administrative         1,010       1,407       1,394        1,854      1,689        1,911       2,424       3,035
                          -------     -------     -------     --------    -------     --------     -------     -------
Income (loss) from
   operations              (1,414)        582       1,127       (2,444)       452      (18,678)      3,403      (5,736)
Interest (income)
   expense, net                39          40         229          404        209          (44)       (576)       (578)
Other income                   --          --          --           --         --           --          --          --
Minority interest in
   earnings of PrysmTech       55         215         206          152         --           --          --          --
                          -------     -------     -------     --------    -------     --------     -------     -------
Income (loss) before
   income taxes and
   extraordinary items     (1,508)        327         692       (3,000)       243      (18,634)      3,979      (5,158)
Income tax provision
   (benefit)                 (576)        125         264       (1,146)      (212)          --       1,532      (1,532)
Extraordinary item,
   net of taxes                --          --          --           --        131           --          --          --
                          -------     -------     -------     --------    -------     --------     -------     -------
Net income (loss)         $  (932)    $   202     $   428     $ (1,854)   $   324     $(18,634)    $ 2,447     $(3,626)
                          =======     =======     =======     ========    =======     ========     =======     =======

                                                      Quarter ended
                          Mar. 31,    June 30,    Sept. 30,    Dec. 31,    Mar. 31,    June 30,    Sept. 30,    Dec. 31,
                            1996       1996         1996        1996        1997        1997        1997        1997

Revenues:
   Systems sales             84.7%       89.9%       87.1%       87.4%       85.5%       84.3%        84.3%       87.5%
   Customer support,
     maintenance and
     other services          15.3        10.1        12.9        12.6        14.5        15.7         15.7        12.5
                            -----       -----       -----       -----       -----       -----        -----       -----
        Total revenues      100.0       100.0       100.0       100.0       100.0       100.0        100.0       100.0
Cost of revenue
   Systems sales             60.9        58.4        50.0        52.8        50.0        46.3         38.8        42.7
   Customer support,
     maintenance and
     other services          22.1        11.2        14.3        11.5        13.9        14.0         13.4        12.2
                            -----       -----       -----       -----       -----       -----        -----       -----
        Total cost of
          revenues           83.0        69.6        64.3        64.3        63.9        60.3         52.2        54.9
                            -----       -----       -----       -----       -----       -----        -----       -----
Gross profit                 17.0        30.4        35.7        35.7        36.1        39.7         47.8        45.1
Operating expenses:
   Product development       15.4         7.1         8.0         6.7         9.2         8.5          9.5         8.3
   Purchased research and
     development costs         --         0.2          --        27.2          --       111.5           --        35.4
   Stock compensation
     expense                   --          --          --          --          --         7.1           --          --
   Sales and marketing        6.3         2.7         2.8         4.1         7.0         7.2          7.0         8.2
   Depreciation and
     amortization             4.2         2.1         2.4         1.8         2.9         3.1          3.2         3.0
   General and
     administrative          22.2        12.9        12.4        12.9        13.4        11.1         11.7        11.0
                            -----       -----       -----       -----       -----       -----        -----       -----
Income (loss) from
   operations               (31.1)        5.4        10.1       (17.0)        3.6      (108.8)        16.4       (20.8)
Interest (income)
   expense, net               0.9         0.4         2.1         2.8         1.7        (0.3)        (2.8)       (2.1)
Other income                   --          --          --          --          --          --           --          --
Minority interest in
   earnings of PrysmTech      1.2         2.0         1.8         1.1          --          --           --          --
                          -------     -------     -------     --------    -------     --------     -------     -------
Income (loss) before
  income taxes and
  extraordinary item        (33.2)        3.0         6.2       (20.9)        1.9      (108.5)        19.2        (18.7)
Income tax provision
  (benefit)                 (12.7)        1.1         2.4        (8.0)       (1.7)         --          7.4         (5.7)
Extraordinary item, net        --          --          --          --         1.0          --           --           --
                            -----       -----       -----       -----       -----       -----        -----        -----
Net income (loss)           (20.5)%       1.9%        3.8%      (12.9)%       2.6%     (108.5)%       11.8%      (13.0)%
                            =====       =====       =====       =====       =====       =====        =====       =====

Liquidity and Capital Resources

     In February 1997, the Company completed its initial public offering of Common Stock, in which the Company received net proceeds of approximately $24.3 million after deducting underwriting discounts and offering expenses. The Company applied the proceeds of the offering to (i) repay all of the Company's outstanding indebtedness to Sirrom Capital Corporation ($4.5 million), (ii) repay debt incurred in connection with its acquisition of PrysmTech ($3.1 million), (iii) repay outstanding shareholder notes ($1.1 million) and (iv) to repurchase an aggregate of 793,073 shares of Common Stock from two shareholders from whom the Company had a right of repurchase at a substantial discount to the initial public offering price ($2.1 million).

     The exercise of outstanding warrants to purchase 1,333,002 shares of Common Stock in connection with the initial public offering in February 1997 provided the Company with proceeds of approximately
$960,000.

     Prior to the initial public offering, the Company financed its operations primarily through cash generated from operations and from debt financing obtained during 1996.

     In July 1997, the Company completed a public offering of 2.6 million shares of common stock, in which the Company received net proceeds of approximately $58.4 million after deducting underwriting discounts and offering expenses. A portion of the offering proceeds was used to repay $3.3 million of debt incurred in connection with the acquisition of ReMACS. The remaining proceeds will be used for general corporate purposes, including research and development, sales and marketing, possible strategic acquisitions and the general working capital requirements. As of December 31, 1997, the Company had $47.6 million in cash and cash equivalents.

     In 1995, the Company's operating activities provided cash of $841,000, while during 1996 and 1997, the Company's operating activities used cash of $1.4 million and $8.4 million, respectively. Extended payment terms with vendors primarily contributed to cash flows provided by the Company's operating activities in 1995. During 1996, the Company's use of operating cash was primarily the result of cash payments received from customers in advance of shipments offset by increased accounts receivables and inventories. The Company's uses of cash in 1997 were primarily the result of increased accounts receivables and inventory purchases due to increased sales and a decrease in customer deposits and unearned revenues, as products were delivered to customers.

     Cash used in investing activities in 1995, 1996 and 1997 was $641,000, $727,000 and $15.0 million, respectively. As more fully described in Note 4 of the consolidated financial statements, the use of cash for 1997 in investing activities consisted primarily of the acquisitions of ReMACS, Twenty/20, RapidFire, and Logic Shop for approximately $10.3 million in cash consideration. Purchases of property and equipment were approximately $312,000, $493,000 and $3.3 million in 1995, 1996 and 1997, respectively. These costs were primarily for purchases of computer equipment, furniture and fixtures. Total product development expenditures were $2.0 million, $4.0 million and $8.3 million in 1995, 1996 and 1997, respectively. Of these costs, the Company capitalized $329,000, 635,000 and $1.4 million in software development costs in 1995, 1996 and 1997, respectively.

     Cash used in financing activities was approximately $402,000 in 1995, while $4.3 million and $68.6 million was provided by financing activities during 1996 and 1997, respectively.
Financing activities during 1995 consisted of shareholder distributions and repayment of a shareholder note. Financing activities in 1996 consisted primarily of borrowings of $4.5 million from Sirrom Capital Corporation. These loan proceeds were offset somewhat by payment of loan origination fees as well as continued repayments of borrowings under capital lease agreements. In 1997, the cash provided by financing activities primarily resulted from the issuance of common stock of approximately $82.4 million offset by the repayment of long-term debt and shareholder loans of approximately $12.8 million. See
Note 7 of the consolidated financial statements of the Company.


Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS 128 supersedes APB 15, "Earnings per Share" and promulgates new accounting standards for the computation and manner of presentation of the Company's earnings (loss) per share. The Company is required to adopt the provisions of SFAS 128 for the year ending December 31, 1997.
Earlier application is not permitted; however, upon adoption the Company will be required to restate previously reported annual and interim earnings (loss) per share in accordance with the provisions of SFAS 128. See Note 2 to the consolidated financial statements of the Company included elsewhere in this Report for disclosure of loss per share for the years ended
December 31, 1996 and 1997 using the provisions of SFAS 128.

     The American Institute of Certified Public Accountants has issued Statement of Position 97-2, Software Revenue Recognition" in
November 1997 to amend the provisions of Statement of Position
("SOP") 91-1, "Software Revenue Recognition".  The Company
adopted the provision in January 1998.   Retroactive application
of the provision is not permitted. The adoption of the standards in the SOP is not expected to have a significant impact on the Company's consolidated financial statements.

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

Item 7 A.    Quantitative and Qualitative Disclosures About Market
             Risk.

Not Applicable.

Item 8.      Financial Statements and Supplementary Data

     The following consolidated financial statements are filed with this Report:

     Report of Independent Public Accountants

     Consolidated Balance Sheets at December 31, 1996 and 1997.

     Consolidated Statements of Operations for the years ended
     December 31, 1995, 1996 and 1997.

     Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1995, 1996 and 1997.

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1995, 1996 and 1997.

     Notes to Consolidated Financial Statements.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Shareholders and Board of Directors of Radiant Systems, Inc.:


We have audited the accompanying consolidated balance sheets of RADIANT SYSTEMS, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1996 and 1997 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radiant Systems, Inc. and subsidiaries as of December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




/s/ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 4, 1998

                                        RADIANT SYSTEMS, INC. AND SUBSIDIARIES


                                              CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31, 1996 AND 1997



                                                        ASSETS
                                                                                          1996                 1997

CURRENT ASSETS:
   Cash and cash equivalents                                                           $ 2,342,079          $47,567,406
   Accounts receivable, net of allowances for doubtful accounts of
      $120,000 and $350,000 in 1996 and 1997, respectively                               4,885,209           17,556,997
   Inventories                                                                           3,304,933            8,706,346
   Other                                                                                   417,351            1,866,669
                                                                                       -----------          -----------
         Total current assets                                                           10,949,572           75,697,418

PROPERTY AND EQUIPMENT, net                                                              1,517,902            4,844,473

SOFTWARE DEVELOPMENT COSTS, net                                                            736,418            1,772,508

INTANGIBLES, net                                                                           957,405           10,332,260

OTHER ASSETS                                                                               454,579              869,194
                                                                                       -----------          -----------
                                                                                       $14,615,876          $93,515,853
                                                                                       ===========          ===========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                                    $ 4,400,654          $ 7,233,911
   Accrued liabilities                                                                   1,975,909            5,887,325
   Customer deposits and deferred revenue                                                3,052,518            4,644,399
   Current portion of shareholder loan                                                     126,536                    0
   Current portion of long-term debt                                                       582,230              672,216
                                                                                       -----------          -----------
         Total current liabilities                                                      10,137,847           18,437,851

SHAREHOLDER LOAN, less current portion                                                   3,193,888                    0

LONG-TERM DEBT, less current portion                                                     5,271,368            4,056,444
                                                                                       -----------          -----------
         Total liabilities                                                              18,603,103           22,494,295
COMMITMENTS AND CONTINGENCIES (Note 8)

PUT WARRANTS                                                                               513,200                    0
                                                                                       -----------          -----------
SHAREHOLDERS' EQUITY (DEFICIT):
   Preferred stock, no par value; 5,000,000 shares authorized,
      0 shares issued                                                                            0                    0
   Common stock, no par value; 30,000,000 shares authorized,
      6,857,112 and 15,423,587 shares issued and outstanding in 1996
      and 1997, respectively                                                                    63                  146
   Class A common stock, no par value; 10,000,000 shares authorized,
      1,442,889 and 0 shares issued and outstanding in 1996 and 1997,
      respectively                                                                              13                    0
   Additional paid-in capital                                                            2,099,997           90,708,399
   Warrants                                                                              1,185,000                    0
   Deferred compensation                                                                         0             (535,747)
   Deferred sales discount                                                                (132,105)                   0
   Accumulated deficit                                                                  (7,653,395)         (19,151,240)
                                                                                       -----------          -----------
         Total shareholders' equity (deficit)                                           (4,500,427)          71,021,558
                                                                                       -----------          -----------
                                                                                       $14,615,876          $93,515,853
                                                                                       ===========          ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                                        RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                 FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997



                                                                1995                      1996                  1997

REVENUES:
   Systems sales                                             $14,077,704               $35,888,342          $66,797,848
   Customer support, maintenance, and other services           1,804,291                 5,054,979           11,204,662
                                                             -----------               -----------          -----------
         Total revenues                                       15,881,995                40,943,321           78,002,510
                                                             -----------               -----------          -----------
COST OF REVENUES:
   Systems sales                                               9,862,477                22,270,161           34,019,155
   Customer support, maintenance, and other services           2,300,239                 5,464,533           10,297,733
                                                             -----------               -----------          -----------
         Total cost of revenues                               12,162,716                27,734,694           44,316,888
                                                             -----------               -----------          -----------
GROSS PROFIT                                                   3,719,279                13,208,627           33,685,622
                                                             -----------               -----------          -----------
OPERATING EXPENSES:
   Product development                                         1,639,669                 3,327,630            6,897,358
   Purchased research and development costs                            0                 3,930,000           28,871,417
   Stock compensation expense                                          0                         0            1,214,000
   Sales and marketing                                           606,658                 1,487,087            5,819,238
   Depreciation and amortization                                 583,483                   948,385            2,383,740
   General and administrative                                  2,990,039                 5,664,246            9,059,074
                                                             -----------               -----------          -----------
         Total operating expenses                              5,819,849                15,357,348           54,244,827
                                                             -----------               -----------          -----------
LOSS FROM OPERATIONS                                          (2,100,570)               (2,148,721)         (20,559,205)

INTEREST EXPENSE (INCOME), net                                   166,478                   711,848             (989,335)

MINORITY INTEREST IN EARNINGS OF PRYSMTECH                             0                   628,137                    0

OTHER INCOME                                                    (406,292)                        0                    0
                                                             -----------               -----------          -----------
LOSS BEFORE PRO FORMA INCOME TAXES AND EXTRAORDINARY ITEM     (1,860,756)               (3,488,706)         (19,569,870)

PRO FORMA INCOME TAX BENEFIT                                    (709,165)               (1,333,142)            (211,750)

INCOME TAX PROVISION (BENEFIT)                                         0                         0                    0
                                                             -----------               -----------          -----------
LOSS BEFORE EXTRAORDINARY ITEM                                (1,151,591)               (2,155,564)         (19,358,120)

EXTRAORDINARY ITEM:
   Loss from early extinguishment of debt, net of taxes                0                         0              131,370
                                                             -----------               -----------          -----------
NET LOSS                                                     $(1,151,591)              $(2,155,564)        $(19,489,490)
                                                             ===========               ===========          ===========

BASIC LOSS PER SHARE:
   Loss before extraordinary item                                 $(0.13)                   $(0.26)              $(1.49)
   Extraordinary loss on early extinguishment of debt               0.00                      0.00                (0.01)
                                                             -----------               -----------          -----------
         Total basic loss per share                               $(0.13)                   $(0.26)              $(1.50)
                                                             ===========               ===========          ===========

DILUTED LOSS PER SHARE:
   Loss before extraordinary item                                 $(0.13)                   $(0.26)              $(1.49)
   Extraordinary loss on early extinguishment of debt               0.00                      0.00                (0.01)
                                                             -----------               -----------          -----------
         Total diluted loss per share                             $(0.13)                   $(0.26)              $(1.50)
                                                             ===========               ===========          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                       9,073,014                 8,300,001           13,023,569
                                                             ===========               ===========          ===========

   Diluted                                                     9,073,014                 8,300,001           13,023,569
                                                             ===========               ===========          ===========


The accompanying notes are an integral part of these consolidated statements.

                                        RADIANT SYSTEMS, INC. AND SUBSIDIARIES


                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                 FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

                                                                              Class A
                                                      Common Stock          Common Stock
                                                    Shares     Amount    Shares      Amount      APIC         Warrants

BALANCE, December 31, 1994                        10,285,668   $  94      342,856     $ 3     $        0     $  240,000

   Sales of software licenses under
      customer warrants                                    0       0            0       0              0              0
   Treasury stock purchase                        (3,428,556)    (31)     800,033       7              0              0
   Distributions to shareholders                           0       0            0       0              0              0
   Loss before pro forma income taxes                      0       0            0       0              0              0
                                                  ----------   -----    ---------     ---     ----------     ----------
BALANCE, December 31, 1995                         6,857,112      63    1,142,889      10              0        240,000

   Issuance of customer warrant                            0       0            0       0              0         79,000
   Sales of software licenses under
      customer warrants                                    0       0            0       0              0              0
   Shares issued in PrysmTech acquisition                  0       0      300,000       3      2,099,997              0
   Issuance of warrant for loan origination fees           0       0            0       0              0         40,000
   Accretion of put warrants                               0       0            0       0              0              0
   Accretion of customer warrant                           0       0            0       0              0        826,000
   Distributions to shareholders                           0       0            0       0              0              0
   Loss before pro forma income taxes                      0       0            0       0              0              0
                                                  ----------   -----    ---------     ---     ----------     ----------
BALANCE, December 31, 1996                         6,857,112      63    1,442,889      13      2,099,997      1,185,000

   Issuance of common stock                        5,427,888     $54            0     $ 0    $82,422,442     $        0
   Automatic conversion of Series A common stock   1,442,889      13   (1,442,889)    (13)             0              0
   Exercise of stock purchase warrants             1,352,819      13            0       0      2,658,186     (1,185,000)
   Exercise of employee stock options                161,136       1            0       0        440,811              0
   Shares issued for acquired companies              974,836      10            0       0     11,571,578              0
   Stock options granted below fair market value           0       0            0       0      1,840,875              0
   Amortization of deferred compensation                   0       0            0       0              0              0
   Repurchase of common stock from a shareholder    (600,033)     (6)           0       0     (1,125,062)             0
   Repurchase of common stock from a customer       (193,060)     (2)           0       0       (997,033)             0
   Sales of software licenses under warrant                0       0            0       0              0              0
   Reclassification of S corporation
      accumulated deficit                                  0       0            0       0     (8,203,395)             0
   Loss before pro forma income taxes and
      extraordinary item                                   0       0            0       0              0              0
   Extraordinary item, net of tax                          0       0            0       0              0              0
                                                  ----------   -----    ---------     ---     ----------     ----------
BALANCE, December 31, 1997                        15,423,587    $146            0     $ 0    $90,708,399     $        0
                                                  ==========   =====    =========     ===     ==========     ==========

                                                                  Deferred
                                                   Deferred        Sales           Accumulated
                                                 Compensation     Discount           Deficit           Total
BALANCE, December 31, 1994                        $       0      $(202,500)       $  (760,028)     $  (722,431)
   Sales of software licenses under
      customer warrants                                   0         90,600                  0           90,600
   Treasury stock purchase                                0              0           (616,000)        (616,024)
   Distributions to shareholders                          0              0            (45,703)         (45,703)
   Loss before pro forma income taxes                     0              0         (1,860,756)      (1,860,756)
                                                  ---------      ---------        -----------      -----------
BALANCE, December 31, 1995                                0       (111,900)        (3,282,487)      (3,154,314)

   Issuance of customer warrant                           0        (79,000)                 0                0
   Sales of software licenses under
      customer warrants                                   0         58,795                  0           58,795
   Shares issued in PrysmTech acquisition                 0              0                  0        2,100,000
   Issuance of warrant for loan origination fees          0              0                  0           40,000
   Accretion of put warrants                              0              0            (45,200)         (45,200)
   Accretion of customer warrant                          0              0           (826,000)               0
   Distributions to shareholders                          0              0            (11,002)         (11,002)
   Loss before pro forma income taxes                     0              0         (3,488,706)      (3,488,706)
                                                  ---------      ---------        -----------      -----------
BALANCE, December 31, 1996                                0       (132,105)        (7,653,395)      (4,500,427)

   Issuance of common stock                       $       0      $       0        $         0      $82,422,496
   Automatic conversion of Series A
      common stock                                        0              0                  0                0
   Exercise of stock purchase warrants                    0              0                  0        1,473,199
   Exercise of employee stock options                     0              0                  0          440,812
   Shares issued for acquired companies                   0              0                  0       11,571,588
   Stock options granted below fair market value   (626,875)             0                  0        1,214,000
   Amortization of deferred compensation             91,128              0                  0           91,128
   Repurchase of common stock from a shareholder          0              0                  0       (1,125,068)
   Repurchase of common stock from a customer             0              0                  0         (997,035)
   Sales of software licenses under warrant               0        132,105                  0          132,105
   Reclassification of S corporation
      accumulated deficit                                 0              0          8,203,395                0
   Loss before pro forma income taxes and
      extraordinary item                                  0              0        (19,569,870)     (19,569,870)
   Extraordinary item, net of tax                         0              0           (131,370)        (131,370)
                                                  ---------      ---------        -----------      -----------
BALANCE, December 31, 1997                        $(535,747)     $       0       $(19,151,240)     $71,021,558
                                                  =========      =========       ============      ===========

The accompanying notes are an integral part of these consolidated statements.

                                        RADIANT SYSTEMS, INC. AND SUBSIDIARIES


                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997



                                                              1995                    1996                1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $(1,151,591)           $(2,155,564)         $(19,489,490)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Pro forma income tax benefit                         (709,165)            (1,333,142)             (211,750)
        Deferred income taxes                                       0                      0            (1,573,180)
        Depreciation and amortization                         583,483                948,385             2,383,747
        Amortization of debt discount                               0                305,731               331,908
        Gain on disposition of assets                        (374,018)                     0                     0
        Discounts earned on software license sales             90,600                 58,795               132,105
        Purchased research and development costs                    0              3,930,000            28,871,417
        Stock compensation expense                                  0                      0             1,214,000
        Amortization of deferred compensation                       0                      0                91,128
        Minority interest in earnings of PrysmTech                  0               (628,137)                    0
        Changes in assets and liabilities:
           Accounts receivable                                255,303             (3,229,660)          (11,420,152)
           Inventories                                        287,754               (774,048)           (5,193,978)
           Other assets                                      (132,587)              (502,992)             (449,176)
           Accounts payable                                 1,177,653                562,634             1,747,675
           Accrued liabilities                              1,147,721                711,444               383,969
           Accrued customer rebates                           324,513                 57,834                     0
           Customer deposits and deferred revenue            (659,111)               673,790            (5,227,305)
                                                          -----------            -----------          ------------
              Net cash provided by (used in)
                operating activities                          840,555             (1,374,930)           (8,409,082)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                       (312,104)              (492,656)           (3,305,658)
   Purchases of acquired entities, net of cash acquired             0                400,769           (10,313,505)
   Capitalized software development costs                    (328,900)              (634,642)           (1,364,465)
                                                          -----------            -----------          ------------
              Net cash used in investing activities          (641,004)              (726,529)          (14,983,628)
                                                          -----------            -----------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock,
      net of issuance costs                                         0                      0            82,422,496
   Proceeds from issuance of common stock warrants                  0                      0               960,000
   Repurchase of common stock from shareholders                     0                      0            (2,122,103)
   Exercise of employee stock options                               0                      0               440,812
   Repayments of shareholder loan                            (145,302)              (157,361)                    0
   Borrowings of long-term debt                                     0              4,594,207                     0
   Repayments of long-term debt                              (169,878)              (457,711)           (5,418,163)
   Dividends received from PrysmTech                                0                255,355                     0
   Distributions to shareholders                              (45,703)               (11,002)                    0
   Repayments of note from shareholder                         13,628                 30,500            (7,343,429)
   Shareholder loans                                                0                      0              (330,000)
   Other                                                      (55,000)                25,000                 8,424
                                                          -----------            -----------          ------------
              Net cash (used in) provided by
                financing activities                         (402,255)             4,278,988            68,618,037
                                                          -----------            -----------          ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (202,704)             2,177,529            45,225,327

CASH AND CASH EQUIVALENTS, beginning of year                  367,254                164,550             2,342,079
                                                          -----------            -----------          ------------
CASH AND CASH EQUIVALENTS, end of year                    $   164,550            $ 2,342,079          $ 47,567,406
                                                          ===========            ===========          ============


The accompanying notes are an integral part of these consolidated statements.

               RADIANT SYSTEMS, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  DECEMBER 31, 1995, 1996, AND 1997

1.   ORGANIZATION AND BACKGROUND
     Radiant Systems, Inc. (the "Company") provides enterprise-wide technology solutions to the retail industry. The Company offers fully integrated retail automation solutions, including point of sale systems, consumer-activated order systems, back office management systems, and headquarters-based management systems. The Company's products enable retailers to interact electronically with consumers, capture data at the point of sale, manage site operations and logistics, and communicate electronically with their sites, vendors, and credit networks.
     In addition, the Company offers system planning, design, and implementation services that tailor the automation solution to each retailer's specifications as well as a variety of post-implementation services such as a help desk and technical support.

     The Company originally was organized under the laws of the state of New York on August 1, 1985 and was subsequently reincorporated under the laws of the state of Georgia on October 27, 1995. The name of the company was changed to Radiant Systems, Inc. from Softsense Computer Products, Inc. on November 13, 1996. In connection with the reincorporation of the Company in October 1995, each outstanding share of common stock and Class A common stock of the Company was exchanged for 109,714 shares of common stock and Class A common stock, as applicable. The shares outstanding and all other references to shares of common stock and Class A common stock reported have been restated to give effect to the reincorporation.

     Upon completion of the initial public offering (the "IPO") (Note
     7), the Company converted from an S corporation to a C corporation and one of the Company's principal shareholders contributed his 21% ownership in Liberty Systems International, Inc. ("LSI") to the Company, whereby LSI became a wholly owned subsidiary of the Company.

  2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Radiant Systems, Inc. and, since May 1996, its 79%-owned subsidiary, LSI. From May 1996 until the Company's IPO, the remaining 21% ownership of LSI was combined with the Company's financial statements, since it was contributed to the Company in connection with the IPO. In December 1997, LSI changed its name to Radiant Hospitality Systems, Inc. All significant intercompany accounts have been eliminated.

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

     Revenue Recognition

     The Company's revenue is generated primarily through software and system sales, support and maintenance, and installation and training:

          Software and System Sales

          The Company sells its products, which include both software licenses and hardware, directly to end users. Revenue from software licenses and system sales is generally recognized as products are shipped, provided that no significant vendor and postcontract support obligations remain and that the collection of the related receivable is probable.

          Support and Maintenance
          The Company offers to its customers postcontract support in the form of maintenance, telephone support, and unspecified software enhancements. Revenue from support and maintenance is generally recognized as the service is performed.

          Installation and Training

          The Company offers installation and training services to its customers. Revenue from installation and training is generally recognized at the time the service is performed.

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

     Property and equipment at December 31, 1996 and 1997 are summarized as follows:

                                             1996            1997

     Computers and office equipment       $2,295,579      $4,731,994
     Furniture and fixtures                  488,961       1,249,797
     Purchased software                      172,043       1,110,849
     Leasehold improvements                        0         552,087
                                          ----------      ----------
                                           2,956,583       7,644,727
     Less accumulated depreciation
        and amortization                  (1,438,681)     (2,800,254)
                                          ----------      ----------
                                          $1,517,902      $4,844,473
                                          ==========      ==========

     Software Development Costs

     Capitalized software development costs consist principally of salaries and certain other expenses directly related to the development and modification of software products. Capitalization of such costs begins when a working model has been produced as evidenced by the completion of design, planning, coding, and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined is not more than three years. At December 31, 1996 and 1997, accumulated amortization of capitalized software development costs was $360,203 and $688,578, respectively.

     Purchased Research and Development Costs

     As more fully described in Note 4, based on independent appraisal, the Company allocated $3.9 million in 1996 and $28.9 million in 1997 of the purchase price for its acquisitions to incomplete research and development projects. Accordingly, these costs were expensed as of the acquisition dates. These allocations represent the estimated fair value based on risk-adjusted cash flows related to incomplete projects. The development of these projects had not yet reached technological feasibility, and the technology has no alternative future use. The technology acquired in these acquisitions will require substantial additional development by the Company.

     Net Loss Per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective for fiscal years ending after December 15, 1997. The Company adopted the new guidelines for the calculation and presentation of earnings per share, and all prior periods have been restated. Basic loss per share is based on the weighted average number of shares outstanding. Diluted loss per share is based on the weighted average number of shares outstanding and the dilutive effect of common stock equivalent shares ("CSEs") issuable upon the exercise of stock options and warrants (using the treasury stock method).

     Pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 83, common stock and CSEs issued at prices below the public offering price during the 12-month period prior to the offering were included in the calculation as if they were outstanding for all periods presented, regardless of whether they were dilutive. In February 1998, SEC staff released SAB No. 98 on computations of earnings per share. SAB No. 98 replaces SAB No. 83 in its entirety and requires, among other items, that only "nominal issuances" of common stock be reflected in the calculation as if they were outstanding for all periods presented and that the calculation be made in accordance with SFAS No. 128 for periods subsequent to the offering.
     Accordingly, for all periods presented, common stock equivalents have been excluded from diluted weighted average shares outstanding, as their impact was antidilutive.

     Fair Value of Financial Instruments

     The book values of cash, trade accounts receivable, trade accounts payable, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company's fair value of long-term debt was not significantly different than the stated value at December 31, 1997.

     Statements of Cash Flows

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash.

     Cash paid for interest was $166,478, $432,042, and $243,616 in 1995, 1996, and 1997, respectively. Cash paid for income taxes was $0, $0, and $155,000 in 1995, 1996, and 1997, respectively.
     The Company acquired equipment of $217,568, $306,945, and $42,949 in 1995, 1996, and 1997, respectively, under capital lease obligations.

     During 1995, 1996 and 1997, the Company recorded bad debt expense of approximately $130,000, $110,000 and $150,000, respectively.

     Significant Customer Concentration

     A majority of the Company's customers operate within the convenience store market, and a significant portion of the Company's revenues is derived from a limited number of customers. During the years ended December 31, 1995, 1996, and 1997, the following clients individually accounted for more than 10% of the Company's revenue:

                                               December 31
                                       1995       1996      1997

     Customer A                        15.8%        *       11.4%
     Customer B                        43.6       13.2%     12.8
     Customer C                          *        21.5      12.2
     Customer D                          *        11.7        *
     Customer E                          *        13.8        *

     *Accounted for less than 10% of total revenues for the period indicated.


     At December 31, 1997, 24.3% of the Company's accounts receivable related to customers A, B, and C.

     New Accounting Pronouncements

     In November 1997, the American Institute of Certified Public Accountants issued a Statement of Position 97-2, "Software Revenue Recognition." The adoption of the standards is not expected to have a significant impact on the Company's consolidated financial statements.

     Reclassifications

     Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

  3. PRODUCT DEVELOPMENT EXPENDITURES

     Product development expenditures, excluding purchased research and development costs (Notes 2 and 4) for the years ended
     December 31, 1995, 1996, and 1997 are summarized as follows:

                                                       1995           1996          1997

     Total development expenditures                 $1,968,569     $3,962,272    $8,261,823
     Less additions to capitalized software
        development costs prior to amortization        328,900        634,642     1,364,465
                                                    ----------     ----------    ----------
     Product development expense                    $1,639,669     $3,327,630    $6,897,358
                                                    ==========     ==========    ==========

     The activity in the capitalized software development account during 1996 and 1997 is summarized as follows:

                                                     December 31
                                                 1996          1997

     Balance at beginning of period, net       $340,630    $  736,418
        Additions                               634,642     1,364,465
        Amortization expense                   (238,854)     (328,375)
                                               --------    ----------
     Balance at end of period, net             $736,418    $1,772,508
                                               ========    ==========


  4. ACQUISITIONS
     From January 1, 1996 through December 31, 1997, the Company acquired six businesses, all of which were accounted for under the purchase method of accounting. These businesses were acquired for a combination of cash, notes payable, and shares of the Company's common stock. The value of the common stock reflects the market value of the Company's common stock at the closing of each acquisition, adjusted to account for restrictions common to unregistered securities and for registration rights, if applicable.

     The following describes each of the acquisitions completed by the Company in 1996 and 1997:

          PrysmTech

          In November 1995, the Company and Billmart, L.L.C. ("Billmart") formed PrysmTech to pursue the development and sale of integrated site solutions to the entertainment market. The Company contributed an exclusive license to market its software to the entertainment market, while Billmart contributed net assets of $143,253 and an exclusive license to modify and market the Billmart software. Each party received a 50% interest for its contribution.

          On December 31, 1996, the Company acquired Billmart's interest in PrysmTech for 300,000 shares of common stock and $3.2 million in notes. Total consideration, including transaction costs of approximately $100,000, was $5.4 million. Intangibles of $869,000 were recorded, after adjusting for purchased research and development costs of $3.9 million (Note 2), which are being amortized over five years. The accompanying financial statements include the operating results of PrysmTech since January 1, 1995, with applicable deductions for minority interest earnings.

          LSI

          On May 17, 1996, the Company acquired LSI for $100 cash and assumed net liabilities of $78,349. Intangibles of $48,349 were recorded, after adjusting for purchased research and development costs of $30,000, which are being amortized over seven years.

          ReMACS

          On May 23, 1997, the Company purchased all of the outstanding common stock of Restaurant Management and Control Systems, Inc. ("ReMACS"), a provider of back office management systems for customers in the restaurant industry. The purchase price consisted of 627,500 shares of common stock, $3.3 million in cash, $3.3 million in notes, and assumption of net liabilities of $4.5 million. Total consideration, including transaction costs of approximately $150,000, was $18.5 million. Intangibles of $3.2 million were recorded, after adjusting for purchased research and development costs of $15.8 million, which are being amortized over four to ten years. In connection with the acquisition, the Company entered into employment agreements with five employees for terms expiring June 2002.

          Twenty/20

          On May 30, 1997, the Company purchased all of the outstanding common stock of RSI Merger Corporation (d.b.a. Twenty/20 Visual Systems) ("Twenty/20"), a provider of point of sale and table management systems for full service restaurants. The purchase price consisted of 199,074 shares of common stock and $1.3 million in cash. Total consideration, including transaction costs of approximately $100,000, was $3.7 million. Intangibles of $644,000 were recorded, after adjusting for purchased research and development costs of $3.4 million, which are being amortized over four to ten years.

          RapidFire

          On October 31, 1997, the Company purchased all of the outstanding common stock of RapidFire Software, Inc. ("RapidFire Software") and EquiLease Financial Services, Inc. ("EquiLease"), (collectively "RapidFire"), a leading provider of point of sale systems to the pizza industry and other delivery restaurants. The purchase price consisted of 102,230 shares of common stock, $4.2 million in cash, and $3.8 million in notes. Intangibles of $5.2 million were recorded, after adjusting for purchased research and development costs of $6.9 million, which are being amortized over four to ten years. Separately, the Company has agreed to loan up to $1.5 million to the sole shareholder, which debt matures October 31, 2005 and bears interest at a rate of 5% per annum. The Company has also entered into a five-year employment agreement with the sole shareholder.

          Logic Shop

          On November 18, 1997, the Company purchased all of the outstanding common stock of Logic Shop, Inc. ("Logic Shop"), a provider of point of sale and back office management software to the convenient automotive service center market. The purchase price consisted of 46,032 shares of common stock and $2.0 million in cash. Intangibles of approximately $829,000 were recorded, after adjusting for purchased research and development costs of $2.8 million, which are being amortized over four to ten years.

          The Company's unaudited pro forma consolidated results of operations for 1996 and 1997 shown below are presented assuming that the Company's business combinations had been consummated on January 1, 1996:

                                             For the Years Ended
                                                  December 31
                                            1996             1997

          Pro forma revenue               $56,904,810      $87,862,715
          Pro forma net (loss) income      (2,657,976)       3,801,308
          (Loss) income per share:
             Basic                             $(0.29)           $0.28
             Diluted                            (0.29)            0.23

          The Company's unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of January 1, 1996.

  5. LONG-TERM DEBT

     Long-term debt, including obligations under capital leases, consists of the following:

                                                                                         December 31
                                                                                1996                   1997

     Notes payable to Sirrom Capital Corporation ("Sirrom") ("Sirrom
     Notes"), interest at 14%, paid in full in February 1997                 $4,266,000             $        0

     Note payable to Emro Marketing Corporation, interest at 6%, paid
     in full in February 1997                                                   872,501                      0

     Capital lease obligations, interest ranging from 5% to 31%,
     payable monthly through 1999, secured by equipment                         715,097                375,060

     Noninterest bearing promissory note; lump-sum payment of $6 million due October 31, 2005 (earlier acceleration upon the attainment certain financial targets); net of imputed interest of
     $2.2 million at an interest rate of 6%                                           0              3,798,318

     Notes payable; unsecured; payable in monthly installments of
     $23,556, including interest between 12% and 19%; maturing through
     September 2001                                                                   0                354,702

     Other                                                                            0                200,580
                                                                             ----------             ----------
                                                                              5,853,598              4,728,660

     Less current portion                                                      (582,230)              (672,216)
                                                                             ----------             ----------
                                                                             $5,271,368             $4,056,444
                                                                             ==========             ==========

     In connection with the purchase of RapidFire on October 31, 1997, the Company issued a noninterest-bearing note in the amount of $6 million to the sole shareholder of the acquired company. The note is nonnegotiable and nonassignable. All outstanding principal is due and payable in full in a single lump-sum payment on October 31, 2005, unless maturity is accelerated by RapidFire's ability to attain certain net income levels. A principal payment not to exceed $2.0 million is due on March 31, 1999, 2000, and 2001 if RapidFire meets or exceeds specified net income levels for the years ended December 31, 1998, 1999, and 2000, respectively.

     At December 31, 1997, aggregate maturities of long-term debt, including obligations under capital leases, are as follows:

          1998                                       $  672,216
          1999                                          164,642
          2000                                           79,740
          2001                                           13,744
          2002                                                0
          Thereafter                                  3,798,318
                                                     ----------
                                                     $4,728,660
                                                     ==========

     The Sirrom Notes were issued in June 1996 and September 1996 for $3.0 million and $1.5 million, respectively. As discussed in Note 7, warrants ("Put Warrants") to purchase 174,642 shares at $.01 per share were issued with the notes. The value of these Put Warrants was determined to be $468,000 based on the relative fair value of the warrants to the notes. A corresponding amount of the proceeds that has been allocated to the warrants has been accounted for as a debt discount and was being amortized over the expected life of the related notes using the effective interest method. At December 31, 1996, the unamortized debt discount amounted to $234,000. The Company used proceeds from the IPO to repay the Sirrom Notes. As a result of the acceleration of this debt, the remaining unamortized discount of $131,370, net of a tax benefit of $82,240, has been charged against income as an extraordinary item.

     On May 27, 1994, the Company entered into an agreement with a customer whereby the customer would receive a cash rebate upon purchasing a defined number of software licenses. In the event the Company was unable to pay the rebates when due, the agreement provided the customer the option of applying the rebate to the purchase of additional licenses or requiring the Company to deliver a promissory note for any remaining portion of the rebate. During 1996, the customer met the purchase criteria, at which time the Company delivered a promissory note in the amount of $872,501. The note was repaid in 1997.

  6. INCOME TAXES

     Prior to the Company's IPO, the Company elected to be treated as an S corporation for federal and state income tax purposes. Accordingly, all income or losses of the Company were recognized by the Company shareholders on their individual tax returns. In connection with the IPO, the Company converted from an S corporation to a C corporation and is now subject to federal and state income taxes. Upon conversion to C corporation status, the Company recorded net deferred tax assets of $592,000. Simultaneously, with the recording of these deferred tax assets, the Company recorded a tax benefit of $305,000 and a valuation allowance of $287,000. The valuation allowance was recorded due to the uncertainty surrounding the future utilization of certain deferred tax assets.

     For all periods presented, the accompanying financial statements reflect provisions for income taxes computed in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." For those periods prior to the IPO, the tax benefit has been presented on a pro forma basis as if the Company had been liable for federal and state income taxes during those periods. The following summarizes the components of the income tax benefit:

                                               1995              1996               1997

          Current taxes:
             Federal                        $       0        $         0        $ 2,280,316
             State                                  0                  0            394,069
          Deferred taxes                            0                  0         (2,674,385)
          Pro forma taxes                    (709,165)        (1,333,142)          (211,750)
                                            ---------        -----------        -----------
          Income tax benefit                $(709,165)       $(1,333,142)       $  (211,750)
                                            =========        ===========        ===========

     In addition to the above, the Company recorded a tax benefit of $82,240 in 1997 related to the extraordinary loss from early extinguishment of debt.

     Reconciliation from the federal statutory rate to the combined pro forma and actual income tax benefit, is as follows:

                                                        1995               1996              1997

     Statutory federal tax rate                         (34.0)%            (34.0)%          (35.0)%
     State income taxes, net of federal tax benefit      (4.5)              (4.5)            (5.0)
     Purchased research and development                   0.0                0.0             40.2
     Conversion from S corporation to C corporation       0.0                0.0             (1.6)
     Other                                                0.4                0.3              0.3
                                                        -----              -----            -----
                                                        (38.1)%            (38.2)%           (1.1)%
                                                        =====              =====            =====

     The components of the net deferred tax asset as of 1997 are as follows:

          Deferred tax assets:
             Allowance for doubtful accounts              $   140,000
             Intangibles                                    1,244,225
             Deferred revenue                                 520,000
                                                          -----------
                                                            1,904,225
          Valuation allowance                                (287,000)
                                                          -----------
               Total deferred tax assets                    1,617,225
                                                          -----------
          Deferred tax liabilities:
             Depreciation                                    (190,030)
             Capitalized software                            (709,003)
             Other                                           (194,105)
                                                          -----------
               Total deferred tax liabilities              (1,093,138)
                                                          -----------
          Net deferred tax asset                          $   524,087
                                                          ===========

     As of December 31, 1997, the Company has recorded a net deferred tax asset of $524,087. Realization is dependent on generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

  7. SHAREHOLDERS' EQUITY (DEFICIT)

     Stock Offerings

     In February 1997, the Company completed an IPO of its common stock. The Company issued 2,825,000 shares, including the underwriters overallotment of 325,000 shares, at an offering price of $9.50. The total proceeds of the IPO, net of underwriting discounts and offering expenses, were approximately $24.2 million. Subsequent to the public offering of common stock, the Company repaid outstanding debt of $8.7 million and repurchased and subsequently retired 793,093 shares of common stock from two shareholders for a total of $2.1 million.

     In July 1997, the Company completed a follow-on public offering of its common stock. The Company issued 2,602,888 shares at an offering price of $23.75. The total proceeds of the offering, net of underwriting discounts and offering expenses, were approximately $58.2 million.

     Common Stock

     At December 31, 1996, the authorized capital of the Company consists of 40,000,000 shares of capital stock comprised of 30,000,000 shares of no par common stock and 10,000,000 shares of no par Class A common stock. Both classes of stock have a stated value of $.00001 per share. In February 1997, the Class A common stock was automatically converted into common stock at a rate of one share of common stock for one share of Class A common stock.

     Preferred Stock

     In January 1997, the Company authorized 5,000,000 shares of preferred stock with no par value. The board of directors have the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

     Options

     The Company's 1995 Stock Option Plan (the "Plan"), as amended, provides for the issuance of up to 5,000,000 incentive and nonqualified stock options to key employees. Options are granted at an exercise price which is not less than fair value as estimated by the board of directors and become exercisable as determined by the board of directors, generally over a period of four to five years. Options granted under the Plan expire ten years from the date of grant. At December 31, 1997, options to purchase 750,327 shares of common stock were available for future grant under the Plan.

     The Company has granted 540,690 nonqualified stock options outside the Plan. Of these options, 164,000 vest over four years, and the remaining 376,690 options vest over periods no greater than ten years, subject to acceleration based on specified terms within the agreements.

     During 1997, the Company adopted the Non-Management Directors' Stock Option Plan (the "Directors' Plan") for non-management directors of the Company, under which the Company may grant up to 100,000 options to nonemployee directors of the Company to purchase shares of the Company's common stock. Options are granted at an exercise price which is not less than fair value as estimated by the board of directors and become exercisable as determined by the board of directors, generally over a period of four to five years. Options granted under the Plan expire ten years from the date of grant. The Company has granted 40,000 options under the Directors' Plan at December 31, 1997.

     Stock option activity for each of the three years ended December 31, 1997 is as follows:

                                                                        Weighted
                                                         Number          Average
                                                           of             Price
                                                         Options        Per Share

     Plan inception, December 1995                              0       $  0.00
        Granted                                         1,774,000          1.00
                                                        ---------
     Options outstanding at December 31, 1995           1,774,000          1.00
        Granted                                         1,625,750          4.51
        Canceled                                          (64,000)         1.00
        Exercised                                               0          0.00
                                                        ---------
     Options outstanding at December 31, 1996           3,335,750          2.64
        Granted                                         1,660,163         15.26
        Canceled                                         (165,550)        15.71
        Exercised                                        (169,203)         2.80
                                                        ---------
     Options outstanding at December 31, 1997           4,661,160          7.01
                                                        =========

     Exercisable at December 31, 1997                     698,279
                                                        =========


     The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:


                                           Options Outstanding                     Options Exercisable

                                                                   Weighted
                                                                    Average
                                                  Weighted         Remaining                   Weighted
        Range of                    Number         Average        Contractual       Number      Average
     Exercise Prices              of Shares         Price            Life         of Shares      Price

      $1.00-$2.00                   2,072,001      $ 1.15            8.05           222,127     $ 1.11
      $4.50-$9.00                   1,331,549        6.03            8.92           420,652       5.73
      $9.25-$15.38                    545,684       13.80            9.35            55,500      15.38
      $18.00-$28.50                   711,926       20.88            9.76                 0       0.00
                                    ---------                                       -------
          Total                     4,661,160        7.04            8.71           698,279       5.03
                                    =========                                       =======

     As part of the acquisition of Twenty/20, the Company granted two employees options to purchase 140,000 shares of the Company's common stock at an exercise price less than the fair market value of the Company's common stock on the date of such grant. In connection with the issuance of the 100,000 options, which vested immediately, the Company recorded a nonrecurring compensation charge of $1.2 million. Additionally, the Company recorded $303,500 as deferred compensation for 40,000 options that vested over four years, for the excess of the fair market value of the Company's common stock on the date of grant over the aggregate exercise price of such options. The deferred compensation will be amortized ratably over the four-year vesting period.
     Also during 1997, the Company issued certain employees options to purchase 26,500 of shares of the Company's common stock at a price less than fair market value on the date of grant. Deferred compensation of $323,375 was recorded and is being amortized ratably over a four-year vesting period.

     During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in the statement had been applied.

     The Company has elected to account for its stock-based compensation plan under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1995, 1996, and 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions used for grants in 1995, 1996, and 1997:

                                            1995      1996     1997

          Risk free interest rate           5.8%     5.8%      5.9%
          Expected dividend yield           0.0%     0.0%      0.0%
          Expected lives                  4 years   4 years   4 years
          Expected volatility                56%      56%       62%


     The total value of the options granted during the years ended December 31, 1995, 1996, and 1997 were computed as approximately $867,000, $3,527,000, and $10,734,000 respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net loss and pro forma net loss per share for the years ended December 31, 1995, 1996, and 1997 would have increased to the following pro forma amounts:

                             1995            1996           1997

     Net loss:
        As reported      $(1,151,591)    $(2,155,564)    $(19,489,490)
        Pro forma         (1,202,028)     (2,984,410)     (22,408,720)
     Basic:
        As reported           $(0.13)         $(0.26)          $(1.50)
        Pro forma              (0.13)          (0.36)           (1.72)
     Diluted:
        As reported            (0.13)          (0.26)           (1.50)
        Pro forma              (0.13)          (0.36)           (1.72)


     Warrants

          Customer Warrants

          In May 1994, the Company and one of its customers (the "Customer") entered into an agreement (the "Agreement") whereby the Customer was granted the right (the "Customer Warrant") to acquire 10% of the Company's outstanding Class A common stock for $800,000, provided the Customer meets certain purchase criteria. A deferred sales discount of $240,000 was charged on the date of grant, which represented the fair market value of the Customer Warrant on such date, and is being amortized as a reduction of sales as the Customer makes purchases under the Agreement.

          In February 1996, the Company amended the Agreement such that the Customer Warrant was increased to 12% of the Company's outstanding common shares. An additional deferred sales discount of $79,000 was charged on the date of grant, which represented the fair market value on the date of the increase of the Customer Warrant. The Company had the option to repurchase one-sixth of the shares issuable under the Customer Warrant at a price midway between the Customer's exercise price and the fair market value of the shares. Because the Company intended to exercise its option to repurchase the shares, it was accreting to the expected redemption value of the shares. For the year ended December 31, 1996, the Company recorded accretion of $826,000.

          In February 1997, the Company repurchased 193,060 shares of common stock for approximately $1 million which represented one-sixth of the shares issuable under the Customer Warrant. Additionally, the customer exercised the remaining 646,304 shares issuable under the warrant for proceeds of $6,463.

          Put Warrants

          In connection with the issuance of the Sirrom Notes (Note
          5), the Company issued Put Warrants to purchase 1.5% of the Company's outstanding common stock at an exercise price of $.01.

          In February 1997, Sirrom exercised its warrant to purchase 1.5% of the Company's outstanding common stock, which represented 174,642 shares of common stock.

          Loan Origination Warrant

          In 1996, the Company issued warrants to purchase 20,000 shares of Class A common stock at an exercise price of $.01 for payment of loan origination fees. The fair value of the warrant was determined to be $40,000 and has been capitalized as loan origination fees. In February 1997, the warrant was exercised for proceeds of $200.

  8. COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases office space, equipment, and certain vehicles under noncancelable operating lease agreements expiring on various dates through 2008. At December 31, 1997, future minimum rental payments for noncancelable leases with terms in excess of one year were as follows:

          1998                                     $2,155,156
          1999                                      2,965,083
          2000                                      2,316,119
          2001                                      2,277,829
          2002                                      2,052,022
          Thereafter                                9,953,864


     Total rent expense under operating leases was, $374,206, $503,530 and $1,067,808 for the years ended December 31, 1995, 1996, and 1997, respectively.

     Benefit Plan

     The Company has a 401(k) profit-sharing plan (the "Plan") available to all employees of the Company who have completed six months of service and have attained age 21. The Plan includes a salary deferral arrangement pursuant to which employees may contribute a minimum of 3% and a maximum of 15% of their salary on a pretax basis. The Company may make both matching and additional contributions at the discretion of the board of directors. The Company made no such contributions during 1995, 1996, or 1997.

     Employment Agreements

     The Company has entered into employment agreements with eight employees. Under each agreement, in the event employment is terminated (other than voluntarily by the employee or by the Company for cause or upon the death of the employee), the Company is committed to pay certain benefits, including specified monthly severence of not more than $16,666 per month. The benefits are to be paid from the date of termination to dates ranging from December 31, 2000 to November 1, 2002.

  9. RELATED-PARTY TRANSACTIONS

     In October 1994, the Company repurchased 3,085,700 shares of common stock for a note in the amount of $473,086. The note is unsecured, bears interest at 8% per annum, and is payable in monthly installments of $14,825 through December 31, 1997. In connection with the share repurchase, the Company entered into an agreement with the shareholder whereby the Company would pay the shareholder an initial payment of $150,000 and a monthly payment of $14,000 for five years in return for certain consulting services, as defined. In October 1995, this agreement was amended in order to reduce the quantity of services and related monthly payment. Fees paid under the consulting agreement were $131,000, $27,500, and $27,500 in 1995, 1996, and 1997, respectively.

     In May 1995, the Company entered into an agreement with a shareholder to transfer certain assets and technology to the shareholder in a tax-free exchange in return for 2,628,523 shares of common stock. A gain of $374,018, included in other income, was recorded in connection with the transaction, which represents the excess of the fair market value of the stock acquired over the net assets distributed. As part of the transaction, the Company recorded a note receivable in the amount of $61,171, which is payable in monthly installments of $2,966 through May 1997.

     In June 1996, a shareholder sold 200,000 shares of Class A common stock for $1.875 per share. The shareholder also issued to one of the Company's principal shareholders an option to repurchase the remaining 600,033 shares of Class A common stock for $1.875 per share through June 1997. In January 1997, the principal shareholder assigned this option to the Company, at which time the Company repurchased all 600,033 shares for $1,125,062.

     During 1997, two shareholders received a loan from the Company in the amount of $165,000 each. The notes, together with interest at a rate of 7% per year, mature on December 31, 2001. Interest income recorded during 1997 related to these notes was approximately $16,000.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

There has been no occurrence requiring a response to this Item.

                              PART III

     Items 10, 11, 12 and 13 will be furnished by amendment hereto on or prior to April 30, 1998 or the Company will otherwise have filed a definitive proxy statement involving election of directors pursuant to Regulation 14A which will contain such information

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

(a)
     1. Financial Statements. The following consolidated financial statements, together with the applicable report of independent public accountants, have been filed as Item 8 in Part
II of this Report:
          Report of Independent Public Accountants

          Consolidated Balance Sheets at December 31, 1996 and 1997

          Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997

          Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1995, 1996 and 1997

          Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997

          Notes to Consolidated Financial Statements

2. Financial Statement Schedules. No schedules are included with this Report, as they are not applicable or the information required to be set forth therein is included in the combined financial statements or notes thereto.

3.   Exhibits.

     The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (referred to herein as "2/97 S-1"), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (referred to herein as "6/97 S-1"), and (iii) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-41291 (referred to herein as "S-8"). The exhibit number corresponds to the exhibit number in the referenced document.

Exhibit
Number    Description of Exhibit

*3. (i)   Amended and Restated Articles of Incorporation (2/97 S-1)

*3. (ii)  Amended and Restated Bylaws (2/97 S-1)

*4.1     Specimen Certificate of Common Stock (2/97 S-1)

*10.1    Form of License, Support and Equipment Purchase Agreement
         (2/97 S-1)

*10.2    Stock Transfer and Redemption Agreement dated May 29,
         1995 by and between the Registrant and Thomas Barrella (2/97
         S-1)

*10.3    Amended and Restated 1995 Stock Option Plan (2/97 S-1)

*10.3.1  Amendment No. 1 to Amended and Restated 1995 Stock
         Option Plan (S-8)

*10.5 Promissory Note dated March 27, 1996 from the Registrant to Emro Marketing Company in the principal amount of Paragraph 872,501 (2/97 S-1)

*10.6 Promissory Note dated October 31, 1994 from the Registrant to Lawrence D. Parker in the principal amount of Paragraph
         473,086 (2/97 S-1)

*10.7 Consulting Agreement dated October 31, 1994, as amended on October 24, 1995, by and between the Registrant and LP
         Technologies, Inc. (2/97 S-1)

*10.8 Commercial Lease Agreement dated December 19, 1994 by and between the Registrant and Digital Communications Associates, Inc. for lease of office space in Alpharetta, Georgia (2/97 S-1)

*10.9    Office Lease dated June 30, 1995 by and between the
         Registrant and Attachmate Corporation for lease of office space in Alpharetta, Georgia (2/97 S-1)

*10.9.1 Office Lease Amendment dated January 15, 1997 by and between the Registrant and Equifax, Inc. for lease of office space in Alpharetta, Georgia (2/97 S-1)

*10.10 Software License, Support and Equipment Purchase Agreement dated May 27, 1994, as amended, by and between the Registrant and Emro Marketing Company (2/97 S-1)

*10.11 Acquisition Agreement and Plan of Merger dated December 31, 1996 regarding acquisition of PrysmTech, LLC by the Registrant (2/97 S-1)

*10.12 Employment Agreement dated December 31, 1996 by and between the Registrant and H. Martin Rice (2/97 S-1)

*10.13   Non-Management Directors' Stock Option Plan (6/97 S-1)

21.1     Subsidiaries of the Registrant

23.1     Consent of Arthur Andersen LLP

27.1     Financial Data Schedule (for SEC use only)

                             SIGNATURES

     In accordance with the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Alpharetta, State of Georgia on March 30, 1998.

                                RADIANT SYSTEMS, INC.


                                By:   /s/ Erez Goren
                                      Erez Goren
                                      Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                              Title                    Date


/s/ Erez Goren        Co-Chairman of the Board and           March 30, 1998
Erez Goren            Chief Executive Officer (principal
                      executive officer)

/s/ Alon Goren        Co-Chairman of the Board and           March 30, 1998
Alon Goren            Chief Technology Officer

/s/ Eric B. Hinkle    President, Chief Operating Officer     March 30, 1998
Eric B. Hinkle        and Director

/s/ John H. Heyman    Executive Vice President, Chief        March 30, 1998
John H. Heyman        Financial Officer and Director
                      (principal financial officer)


/s/ Paul Ilse         Controller                             March 30, 1998
Paul Ilse             (principal accounting officer)

/s/ James S. Balloun  Director                               March 30, 1998
James S. Balloun

/s/ Evan O. Grossman  Director                               March 30, 1998
Evan O. Grossman

                           EXHIBIT INDEX


Exhibit
Number                   Description of Exhibit

21.1                Subsidiaries of the Registrant

23.1                Consent of Arthur Andersen LLP

27.1                Financial Data Schedule (for SEC use only)

                                             Exhibit 21.1

                   SUBSIDIARIES OF THE REGISTRANT

Equilease Financial Services, Inc., an Oregon corporation

Radiant Automotive, Inc., a Georgia corporation

Radiant Hospitality Systems, Inc., a Georgia corporation

Radiant Systems Central Europe, Inc., a Georgia corporation

Radiant Systems International, Inc., a Georgia corporation

RapidFire Software, Inc., an Oregon corporation

Restaurant Management and Control Systems, Inc., a Georgia corporation

RSI Acquisition Corporation, a Georgia corporation

                                                       Exhibit 23.1


              CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File No. 333-23237, 333-41291 and 333-41327).

/s/ Arthur Andersen LLP


Atlanta, Georgia
March 26, 1998