Form 10-Q
period 1998-03-31
RADIANT SYSTEMS INC
filed 1998-05-14
CIK 845818

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarterly Period Ended                         Commission File Number:
     March 31, 1998                                           0-22065

                             RADIANT SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Georgia                                      11-2749765
--------------------------------------------------------------------------------
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

    1000 Alderman Drive, Alpharetta, Georgia                     30005
--------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:              (770) 772-3000
                                                             --------------

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

                   Yes   X                        No ________

The number of the registrant's shares outstanding as of May 7, 1998 was 15,954,374.

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                   --------



PART I:  FINANCIAL INFORMATION                                                 PAGE NO.
 Item 1: Financial Statements

         Condensed Consolidated Balance Sheets as of March 31,
         1998 and December 31, 1997                                               3

         Condensed Consolidated Statements of Operations for the Three
         Months Ended March 31, 1998 and 1997                                     4

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1998 and 1997                                     5

         Notes to Condensed Consolidated Financial Statements                     6

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                      9

PART II:  OTHER INFORMATION

 Item 1:  Exhibits and Reports on Form 8-K

 Signature


                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
----------------------------
                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                    ASSETS


                                                               March 31,     December 31,
                                                                 1998            1997
                                                              ----------     ------------
                                                              (unaudited)
Current assets
 Cash and cash equivalents...................................   $36,091         $47,567
 Accounts receivable, net of allowance for
  doubtful accounts of $370 and $350.........................    20,764          17,557
 Inventories.................................................    11,597           8,706
 Other short-term assets.....................................     2,767           1,867
                                                                -------         -------

   Total current assets......................................    71,219          75,697

Property and equipment, net..................................     6,053           4,844
Software development costs, net..............................     2,329           1,773
Intangibles, net.............................................     7,637          10,332
Other long-term assets.......................................     3,001             869
                                                                -------         -------

                                                                $90,239         $93,515
                                                                =======         =======
 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable............................................  $  6,301        $  7,234
 Accrued liabilities.........................................     4,399           5,887
 Client deposits and unearned revenue........................     3,307           4,645
 Current portion of long term debt...........................       333             672
                                                               --------        --------
    Total current liabilities................................    14,340          18,438

Long-term debt, less current portion.........................     3,998           4,056
                                                               --------        --------

   Total liabilities.........................................    18,338          22,494

Shareholders' equity
 Common stock, no par value; 20,000,000 shares authorized;
  15,933,939 and 15,423,587 shares issued and outstanding....         0               0
 Common stock Series A, no par value; 10,000,000 shares
  authorized; 0 and 1,442,889 shares issued and outstanding..         0               0
 Additional paid-in capital..................................    91,375          90,708
 Deferred compensation.......................................      (490)           (535)
 Accumulated deficit.........................................   (18,984)        (19,152)
                                                               --------        --------
                                                                 71,901          71,021
                                                               --------        --------
                                                              $  90,239        $ 93,515
                                                              =========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                   UNAUDITED

                                                            For the three months ended,
                                                          March 31, 1998   March 31, 1997
                                                          -------------------------------
Revenues:
 Systems sales.........................................      $16,647          $10,742
 Client support, maintenance and other services........        4,897            1,818
                                                             -------          -------
  Total revenues.......................................       21,544           12,560

Cost of revenues:
 Systems sales.........................................        7,996            6,278
 Client support, maintenance and other services........        4,154            1,749
                                                             -------          -------
  Total cost of revenues...............................       12,150            8,027

Gross profit...........................................        9,394            4,533

Operating expenses:
 Product development...................................        2,793            1,153
 Sales and marketing expenses..........................        2,823              872
 Depreciation and amortization.........................          987              367
 General and administrative............................        3,051            1,689
                                                             -------          -------

Income (loss) from operations..........................         (260)             452

 Interest (income) expense, net........................         (539)             209
                                                             -------          -------

Income before income tax provision (benefit)...........          279              243

 Income tax provision (benefit)........................          111             (212)
                                                             -------          -------

Net income before extraordinary item...................          168              455

Extraordinary item:
 Loss from early extinguishment of debt, net of taxes..      $     0              131
                                                             -------          -------

Net income.............................................      $   168          $   324
                                                             =======          =======
Basic earnings per share:
 Income before extraordinary item......................      $  0.01          $  0.04
 Extraordinary loss on early extinguishment of debt....         0.00            (0.01)
                                                             -------          -------

Basic earnings per share...............................      $  0.01            (0.03)
                                                             =======          =======

Diluted earnings (loss) per share:
 Income before extraordinary items.....................      $  0.01          $  0.03
 Extraordinary loss on early extinguishment of debt....         0.00            (0.01)
                                                             -------          -------

Diluted earnings per share.............................      $  0.01          $  0.02
                                                             =======          =======
Shares used to compute basic earnings per share........       15,926            9,847
                                                             =======          =======
Shares used to compute diluted earnings per share........     18,624           13,125
                                                             =======          =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                   Unaudited

                                                                                       For the three months ended,
                                                                                     March 31, 1998   March 31,1997
                                                                                     ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income......................................................................       $    168         $   324
 Adjustments to reconcile net income to net cash
      used in operating activities:
 Amortization of deferred compensation...........................................             45               0
 Depreciation and amortization...................................................            987             367
 Pro forma income tax benefit....................................................              0            (212)
 Deferred income tax provision (benefit).........................................            111            (397)
 Discounts earned on software license sales......................................              0              52
 Amortization and write off of loan discount and
    loan origination fees........................................................              0             332
 Imputed interest on shareholder note............................................             57               0
Changes in assets and liabilities:
    Accounts receivable..........................................................         (3,207)         (2,256)
    Inventories..................................................................         (2,891)         (1,462)
    Other assets.................................................................           (173)           (104)
    Accounts payable.............................................................           (511)            431
    Accrued liabilities..........................................................         (2,007)              0
    Client deposits and deferred revenues........................................         (1,338)           (536)
                                                                                        --------         -------

     Net cash used in operating activities.......................................         (8,759)         (3,461)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment.............................................         (1,786)           (556)
 Capitalized software development costs..........................................           (643)           (202)
 Increase in goodwill attributed to acquisitions.................................              0             (42)
                                                                                        --------         -------

     Net cash used in investing activities.......................................         (2,429)           (800)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock warrants.................................              0             960
 Proceeds from the issuance of common stock, net of issuance
   costs.........................................................................              0          24,251
 Exercise of employee stock options..............................................            666               0
 Repurchase of common stock from shareholders....................................              0          (2,122)
 Employee loans...............................................................              (500)              0
 Principal payments under capital lease obligations..............................            (71)            (91)
 Repayments of shareholder loans.................................................              0          (4,094)
 Principal payments under long-term debt.........................................           (383)         (4,506)
 Other...........................................................................              0               9
                                                                                        --------         -------

     Net cash (used in) provided by financing activities.........................           (288)         14,407
                                                                                        --------         -------

(Decrease) increase in cash and cash equivalents.................................        (11,476)         10,146

Cash and cash equivalents at beginning of year...................................         47,567           2,342
                                                                                        --------         -------

Cash and cash equivalents at end of period.......................................       $ 36,091         $12,488
                                                                                        ========         =======

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
             Interest............................................................       $     76         $   122
                                                                                        ========         =======
             Income taxes........................................................       $  1,556         $     0
                                                                                        ========         =======
Noncash investing and financing activities:
    Equipment purchases financed by borrowings under capital
    lease obligations............................................................       $      0         $    43
                                                                                        ========         =======

Reclassification of S Corporation retained earnings to additional
    paid-in capital..............................................................       $      0         $ 8,203
                                                                                        ========         =======


  The accompanying notes are an integral part of these condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Radiant Systems, Inc. (the "Company") management, these condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary for fair presentation of the consolidated financial condition and results of operations for these periods. The interim results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements as filed in its Annual Report on Form 10-K for the year ended December 31, 1997.


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

On July 21, 1997, the Company sold 2.6 million shares of its common stock and received approximately $58.4 million, after deducting underwriting discounts and offering expenses. The proceeds of the offering were used to repay $3.3 million of debt incurred in connection with the acquisition of Restaurant Management and Control Systems, Inc. ("ReMACS"), more fully described in Note 3, and for general corporate purposes, including research and development, sales and marketing, possible strategic acquisitions and the increased working capital requirements of the Company generated by its growth.


3. Acquisitions

In May 1997, the Company completed the acquisitions of ReMACS, based in Pleasanton, California, and RSI Merger Corporation (d.b.a.Twenty/20 Visual Systems) ("Twenty/20"), based in Dallas, Texas. ReMACS is a leading provider of back office management systems for clients in the restaurant industry with over 8,000 installed or licensed sites. Twenty/20 is a provider of point of sale and table management systems for full-service restaurants.

In October 1997, the Company acquired RapidFire Software, Inc. ("RapidFire Software") and EquiLease Financial Services, Inc. ("EquiLease") (collectively "RapidFire") based in Hillsboro, Oregon. RapidFire Software is a leading provider of point of sale systems to the pizza industry and other delivery restaurants, with installations in over 2,000 restaurant sites nationwide. EquiLease provides lease financing to certain clients of RapidFire.

In November 1997, the Company completed its acquisition of Logic Shop, Inc. ("Logic Shop"), based in Atlanta, Georgia. Logic Shop is a leading provider of management software to the convenient automotive service center market, with over 1,500 sites installed.

4.  Income Tax (Benefit) Provision


Income tax (benefit) provision for interim periods is based on estimated effective annual income tax rates. As a result of its election to be treated as an S Corporation for income tax purposes, the Company, prior to the completion of its initial public offering in February 1997, was not subject to federal or state income taxes. Pro forma net income amounts include additional provisions for income taxes determined by applying the Company's anticipated statutory tax rate to pretax income (loss), adjusted for permanent tax differences. The Company's S Corporation status was terminated upon completion of its initial public offering in February 1997. Upon the termination of its S Corporation election, the Company recorded certain deferred tax assets in the amount of $592,000. Simultaneously, with the recording of these deferred tax assets, the Company recorded a tax benefit of $305,000 and a valuation allowance of $287,000 due to uncertainty surrounding the future utilization of such deferred tax assets.

In connection with the filing of the Company's 1997 income tax returns, the Company revised the tax basis of the intangible assets acquired in connection with its fourth quarter 1997 acquisitions of RapidFire and Logic Shop resulting in the reduction of intangible assets of $2.3 million.


5. Net Income Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective for fiscal years ending after December 15, 1997. The Company adopted the new guidelines for the calculation and presentation of earnings per share, and restated all prior periods. Basic loss per share is based on the weighted average number of shares outstanding. Diluted loss per share is based on the weighted average number of shares outstanding and the dilutive effect of common stock equivalent shares ("CSEs") issuable upon the exercise of stock options and warrants (using the treasury stock method).

The following table represents a reconciliation of basic and dilutive weighted average shares and earnings per share using the guidelines of SFAS 128.


                                               For the three months
                                                  ended March 31,
                                               --------------------

  000s omitted except per share data          1998             1997
  ------------------------------------------------------------------
   Basic weighted average shares
    outstanding..........................     15,926           9,847


   Shares of common stock assumed
    issued upon exercise of common
    stock equivalents using the "treasury
    stock" method as it applies to the
    computation of diluted earnings
    per share............................      2,698           3,278
                                              ------          ------

   Diluted weighted average shares
    outstanding..........................     18,624          13,125
                                              ======          ======


  Net earnings (loss) used in the
    computation of basic and diluted
    earnings per share...................     $  168          $  324
                                              ======          ======

   Earnings per share:

     Basic..............................      $ 0.01           $0.03
                                              ======           =====
     Diluted............................      $ 0.01           $0.02
                                              ======           =====


6.    Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No.130"). SFAS No. 130 establishes standards for the disclosure of all components of comprehensive income. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Other comprehensive income refers to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but bypass net income. Currently, the Company has no other comprehensive income items. Accordingly, the adoption of SFAS No. 130 in the first quarter 1998 had no impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------


Overview

The Company provides enterprise-wide technology solutions to the retail industry. The Company offers fully integrated retail automation solutions including point of sale systems, consumer-activated ordering systems, back office management systems and headquarters-based management systems. The Company's products enable retailers to interact electronically with their clients, capture detailed data at the point of sale, manage labor and inventory at their sites and communicate electronically with their sites, vendors and credit networks. In addition, the Company offers system planning, design and implementation services to tailor its solutions to each retailer's specifications.

The Company derives its revenues primarily from the sale of integrated systems, which include software, hardware and related support and consulting services. The Company plans to increase licensing of certain of its software products on a stand-alone basis. In addition, the Company offers implementation and integration services which are billed on a per diem basis. The Company's revenues from its various technology solutions are, for the most part, dependent on the number of installed sites a client has. Accordingly, while the typical sale is the result of a long, complex process, the Company's client usually continues installing additional sites over an extended period of time. Revenues from software and systems sales are recognized as products are shipped, provided that collection is probable and no significant post shipment vendor obligations remain. Revenues from client support, maintenance and other services are generally recognized as the service is performed.

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

Since November 1995, a number of events resulted in strong revenue growth for the Company. The Company developed new products, established relationships with new clients and increased sales to existing clients. The Company expanded its presence into the retail industry in November 1995 by entering into a joint venture (PrysmTech) to market enterprise-wide technology solutions to cinema operators. On December 31, 1996, the Company purchased the remaining interest in PrysmTech. Accordingly, the operations of PrysmTech are reflected in the 1996 financial statements of the Company with a deduction for the minority interest in the earnings of PrysmTech. Continuing its growth in the retail industry, in May 1996 the Company purchased Liberty Systems International, Inc. ("LSI"), a technology solution provider to the quick service restaurant ("QSR") operators. To broaden its presence in the restaurant market, the Company acquired ReMACS and Twenty/20, in May 1997 and RapidFire in October 1997. In November 1997, the Company acquired Logic Shop to serve the convenient automotive service centers. During this period, the Company also expanded its sales force and continued to add management, consulting and product development personnel.

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

The Company is currently in the process of performing a review of its business systems, including its computer systems and its product offerings, and is querying its clients, vendors and resellers as to their progress in identifying and addressing problems that their computer systems may face in correctly interrelating and processing date information as the year 2000 approaches and is reached. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. To date, the expense of upgrading product applications to be Year 2000 compliant has not been material. Moreover, the Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. In the event that any of the Company's significant suppliers or clients do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

Results of Operations

Systems Sales. The Company derives the majority of its revenues from sales and licensing fees for its headquarters and point of sale solutions. Systems sales increased 55.0% to $16.6 million for the quarter ended March 31, 1998 (the "first quarter 1998"), compared to $10.7 million for the quarter ended March 31, 1997 (the "first quarter 1997"). The increase related to sales and license fees from new and existing clients, and the acquisitions of ReMACS and Twenty/20 in the second quarter of 1997 and RapidFire, and Logic Shop in the fourth quarter of 1997.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services, which increased 169.3% to $4.9 million for the first quarter 1998, compared to $1.8 million for the first quarter 1997. The increase was due to increased support, maintenance and services revenues within its existing markets as well as those related to the Company's 1997 acquisitions. Additionally, increased client demand of professional services contributed to this increase.

Cost of Systems Sales. Cost of systems sales consists primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of systems sales increased 27.4% to $8.0 million for the first quarter 1998, compared to $6.3 million for the first quarter 1997. The increase was attributable to the increase in systems sales. Cost of systems sales as a percentage of systems revenues decreased to 48.0% from 58.4%. The decreases were due primarily to increased efficiencies associated with the manufacturing of site-based systems, as well as increased sales of software licenses from existing and newly introduced and acquired products. These products typically have higher gross margins than the site-based systems sold by the Company.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of client support, maintenance and other services increased 137.5% to $4.2 million for the first quarter 1998 from $1.7 million for the first quarter 1997. The increase was due primarily to the Company's acquisitions and their related costs in this area as well as the Company's decision to expand its professional services offerings and the related increase in wages associated with this effort. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased to 84.8% from 96.2%, due to increased efficiencies and staff utilization.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses increased 142.2% to $2.8 million for the first quarter 1998, compared to $1.2 million for the first quarter 1997. The increase was due to higher development costs associated with new product development, including development activity associated with the acquisitions of ReMACS, Twenty/20, RapidFire and Logic Shop and the development of new credit card network interfaces. Product development expenses as a percentage of total revenues increased to 13.0% from 9.2%, as product development expenses increased at a faster pace than total revenues. The Company capitalizes a portion of its software development costs. In the first quarter 1998, software development costs of $643,000, or 18.7% of its total product development costs, were capitalized by the Company, as compared to approximately $202,000, or 14.9% of its total product development costs for 1997.

Sales and Marketing Expenses. Sales and marketing expenses increased 224.0% to $2.8 million during the first quarter 1998, compared to $872,000 in the first quarter 1997. The increase was associated with the Company's acquisitions, continued expansion of its sales activities and increased commission expense attributable to higher sales. Sales and marketing expenses as a percentage of total revenues increased to 13.1% from 6.9%.

Depreciation and Amortization. Depreciation and amortization expenses increased 168.7% to $987,000 for the first quarter 1998, compared to approximately $367,000 for the first quarter 1997. The increase resulted from an increase in computer equipment and other assets required to support an increased number of employees and locations, as well as increased goodwill amortization resulting from acquisitions. Depreciation and amortization as a percentage of total revenues increased to 4.6% from 2.9% during the period, primarily because associated personnel support costs increased at a pace higher than associated revenues. Additionally, amortization of capitalized software development costs was approximately $87,000 for both the first quarter 1997 and the first quarter 1998.

General and Administrative Expenses. General and administrative expenses increased 80.7% to $3.1 million for the first quarter 1998, compared to $1.7 million for the first quarter 1997. The increase was due primarily to personnel increases and related costs associated with the Company's 1997 acquisitions. General and administrative expenses as a percentage of total revenues increased to 14.2% from 13.4% as personnel and related expenses grew at a faster rate than revenues.

Interest (Income) Expense. Interest (income) expense increased 357.9% to net interest income of $539,000 for the first quarter 1998, compared to net interest expense of $209,000 for the first quarter 1997. The increase resulted primarily from interest income earned on the proceeds of the sale of 5.4 million shares of the Company's common stock during the first and third quarters of 1997, compared to interest expense resulting from the Company borrowing $4.5 million in 1996 and the borrowing costs associated therewith.

Income Tax Provision (Benefit). As a result of its election to be treated as an S Corporation for income tax purposes, the Company, prior to the completion of its initial public offering in February 1997, was not subject to federal or state income taxes. The Company's S Corporation status was terminated upon completion of its initial public offering in February 1997 and upon termination of its S Corporation status, the Company recorded deferred tax assets in the amount of $592,000. Simultaneously, with the recording of these deferred tax assets, the Company recorded a tax benefit of $305,000 and a valuation allowance of $287,000. The valuation allowance was recorded due to the uncertainty surrounding the future utilization of such deferred tax assets. For all periods presented, the accompanying financial statements reflect provisions for income taxes computed in accordance with the provisions of Statement of Accounting Standards No. 109, "Accounting for Income Taxes". For those periods prior to the Company's initial public offering, the tax benefit has been presented on a pro forma basis as if the Company had been liable for federal and state income taxes during those periods. The pro forma effective tax rate for the period from January 1, 1997 through February 19, 1997, the date the Company terminated its S Corporation status was a benefit of 1.1%, compared to a provision of 40.0% for first quarter 1998.

Extraordinary Item. During the first quarter 1997, a loss from early extinguishment of debt of $213,000, net of taxes of $82,000, was recognized due to the write off of certain unamortized loan origination costs and unamortized debt discounts associated with the repayment of outstanding indebtedness to Sirrom Capital Corporation of $4.5 million. There was no such charge during the first quarter of 1998.

Net Income. During the first quarter 1998, net income decreased $156,000 or 48.2% compared to the first quarter 1997. The decrease was due to the reasons noted above, and the recording of a pro forma income tax benefit in the first quarter 1997 and an income tax provision in the first quarter 1998. This decrease was reduced as a result of the extraordinary loss recognized in the first quarter 1997. Net income for the first quarter 1998, was $168,000 or $0.01 per share, a decrease of $287,000 or $0.02 per share over net income before extraordinary item of $455,000 or $0.03 per share for the first quarter 1997.

Liquidity and Capital Resources

In February 1997, the Company completed its initial public offering, in which the Company received net proceeds of approximately $24.3 million after deducting underwriting discounts and offering expenses. The Company applied the proceeds of the offering to (i) repay all of the Company's outstanding indebtedness to Sirrom Capital Corporation ($4.5 million), (ii) repay debt incurred in connection with its acquisition of PrysmTech ($3.1 million), (iii) repay outstanding shareholder notes ($1.1 million) and (iv) to repurchase an aggregate of 793,073 shares of common stock from two shareholders from whom the Company had a right of repurchase at a substantial discount to the initial public offering price ($2.1 million). The balance of the net proceeds of the offering (approximately $13.5 million) was utilized for general corporate purposes, including research and development, sales and marketing, strategic acquisitions and the increased working capital requirements of the Company generated by its growth.

The exercise of outstanding warrants to purchase 1,333,002 shares of common stock in connection with the initial public offering in February 1997 provided the Company with proceeds of approximately $960,000.

In July 1997, the Company completed a public offering of 2.6 million shares of common stock and received net proceeds of approximately $58.4 million after deducting estimated underwriting discounts and offering expenses. A portion of the offering proceeds was used to repay $3.3 million of debt incurred in connection with the acquisition of ReMACS. The remaining proceeds will be used for general corporate purposes, including research and development, sales and marketing, possible strategic acquisitions and the increased working capital requirements of the Company generated by its growth. As of March 31, 1998, the Company had $36.1 million in cash and cash equivalents.

The Company used cash from operating activities in the first quarter 1998 and the first quarter 1997 of $8.8 million and $3.5 million, respectively. In the first quarter 1998, the Company's uses of cash were the primary result of increased accounts receivable and inventory due to increased sales, and a decrease in client deposits and unearned revenues as the Company delivered products and/or services previously paid by clients. During the first quarter 1997, the Company's use of operating cash was primarily the result of increased accounts receivable and inventories.

Cash used in investing activities in the first quarter 1998 and the first quarter 1997 was $2.4 million and $800,000 respectively. The use of cash for the first quarter 1998 in investing activities consisted primarily of the purchases of property and equipment for approximately $1.8 million and $556,000 in the first quarter 1998 and the first quarter 1997, respectively. During the first quarter 1998, the Company's integration and client support groups moved into its new 55,000 sq. ft. leased facility in Alpharetta, Georgia. As a result, the Company purchased equipment and furniture to accommodate the move.

Cash of $288,000 was used in financing activities during the first quarter 1998 due primarily to an advance made by the Company to the former sole shareholder of RapidFire under its agreement to loan up to $1.5 million, which debt matures October 31, 2005 and bears interest at 5.0% per annum. Cash of $14.4 million was provided by financing activities during the first quarter 1997 due to the issuance of common stock in the initial public offering offset by the repayment of the Company's outstanding indebtedness noted above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
-------------------------------------------------------------------

Not Applicable


                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a) Exhibits.

       The following exhibits are filed with this Report:
          27.1   Financial Data Schedule

   (b) Reports to be filed on Form 8-K

       No reports on Form 8-K were filed during the quarter ended
       March 31, 1998



                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES



Dated: May 13, 1998                     By: /s/ John  H. Heyman
                                        ----------------------------------------
                                        John H. Heyman, Executive Vice President
                                        and Chief Financial Officer

            EXHIBIT INDEX




Exhibit Number          Description of Exhibit
--------------          ----------------------

  27.1                  Financial Data Schedule