Form 10-Q
period 1998-06-30
RADIANT SYSTEMS INC
filed 1998-08-14
CIK 845818

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                              Commission File Number:
      June 30, 1998                                             0-22065


                             RADIANT SYSTEMS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Georgia                                             11-2749765
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


1000 Alderman Drive, Alpharetta, Georgia                              30005
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


        Issuer's telephone number, including area code:  (770) 772-3000
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

                   Yes  [X]                     No  [ ]

The number of the registrant's shares outstanding as of August 10, 1998 was 16,062,541.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                 ------------

PART I:  FINANCIAL INFORMATION                                         PAGE NO.

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30,
         1998 and December 31, 1997                                        3

         Condensed Consolidated Statements of Operations for the Three
         and Six Months Ended June 30, 1998 and 1997                     4-5

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 1998 and 1997                             6-7

         Notes to Condensed Consolidated Financial Statements              8

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              11


PART II: OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders              16

Item 5:  Other Information                                                16

Item 6:  Exhibits and Reports on Form 8-K                                 16

Signature                                                                 17

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                  June 30,    December 31,
                                                    1998          1997
                                                 -----------  ------------
                                                 (unaudited)
ASSETS

Current assets
 Cash and cash equivalents.......................  $31,154      $47,567
 Accounts receivable, net of allowance for
  doubtful accounts of $400 and $350.............   18,346       17,557
 Inventories.....................................   11,201        8,706
 Other short-term assets.........................    4,532        1,867
                                                   -------      -------

   Total current assets..........................   65,233       75,697

Property and equipment, net......................    7,171        4,844
Software development costs, net..................    2,648        1,773
Intangibles, net.................................    7,292       10,332
Other long-term assets...........................    4,654          869
                                                   -------      -------

                                                   $86,998      $93,515
                                                   =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable................................  $  4,460    $  7,234
 Accrued liabilities.............................     4,577       5,887
 Client deposits and unearned revenue............     2,604       4,645
 Current portion of long-term debt...............       239         672
                                                   --------    --------

    Total current liabilities....................    11,880      18,438

Long-term debt, less current portion.............     4,043       4,056
                                                   --------    --------

   Total liabilities.............................    15,923      22,494

Shareholders' equity
 Common stock, no par value; 30,000,000
  shares authorized; 16,044,657 and 15,423,587
  shares issued and outstanding..................         -           -
 Additional paid-in capital......................    92,031      90,708
 Deferred compensation...........................      (445)       (536)
 Accumulated deficit.............................   (20,511)    (19,151)
                                                   --------    --------

                                                     71,075      71,021
                                                   --------    --------

                                                   $ 86,998    $ 93,515
                                                   ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   UNAUDITED

                                         For the three months        For the six months
                                            ended June 30,             ended June 30,
                                         --------------------       --------------------
                                           1998        1997           1998        1997
                                         -------     --------       -------     --------
REVENUES:
  Systems sales........................  $13,793     $ 14,466       $30,440     $ 25,208
  Client support, maintenance
     and other services................    5,732        2,694        10,629        4,512
                                         -------      -------       -------     --------
      Total revenues...................   19,525       17,160        41,069       29,720

COST OF REVENUES:
  Systems sales........................    7,150        7,942        15,146       14,220
  Client support, maintenance and
     other services....................    5,062        2,395         9,216        4,143
                                         -------      -------       -------     --------
      Total cost of revenues...........   12,212       10,337        24,362       18,363

GROSS PROFIT...........................    7,313        6,823        16,707       11.357

OPERATING EXPENSES:
  Product development..................    3,020        1,466         5,813        2,619
  Purchased research and
     development costs.................        -       19,134             -       19,134
  Stock compensation expense...........        -        1,214             -        1,214
  Sales and marketing expenses.........    3,073        1,243         5,896        2,116
  Depreciation and amortization........    1,188          533         2,175          899
  General and administrative...........    3,052        1,911         6,101        3,601
                                         -------      -------       -------     --------
LOSS FROM OPERATIONS...................   (3,020)     (18,678)       (3,278)     (18,226)
  Other income, net....................      (40)           -           (91)           -
  Interest (income) expense, net.......     (432)         (44)         (920)         165
                                         -------      -------       -------     --------
LOSS BEFORE INCOME TAX
  PROVISION (BENEFIT)..................   (2,548)     (18,634)       (2,267)     (18,391)

Income tax benefit.....................   (1,019)           -          (907)        (212)
                                         -------      -------       -------     --------
LOSS BEFORE EXTRAORDINARY
  ITEM.................................   (1,529)     (18,634)       (1,360)     (18,179)

EXTRAORDINARY ITEM:
  Loss from early extinguishment
  of debt, net of taxes................        -            -             -          131
                                         -------      -------       -------     --------
NET LOSS...............................  $(1,529)    $(18,634)      $(1,360)    $(18,310)
                                         =======     ========       =======     ========

                                         For the three months        For the six months
                                            ended June 30,             ended June 30,
                                         --------------------       --------------------
                                           1998        1997           1998        1997
                                         -------     --------       -------     --------
BASIC AND DILUTED LOSS PER SHARE:
 Loss before extraordinary
    item...............................  $ (0.10)    $  (1.55)      $ (0.09)    $  (1.67)

 Extraordinary loss on early
   extinguishment of debt..............     0.00         0.00          0.00        (0.01)
                                         -------      -------       -------     --------

BASIC AND DILUTED LOSS PER SHARE.......  $ (0.10)    $  (1.55)      $ (0.09)    $  (1.68)
                                         =======      =======       =======     ========
SHARES USED TO COMPUTE BASIC AND
   diluted loss per share..............   15,991       12,045        15,958       10,914
                                         =======      =======       =======     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                   UNAUDITED

                                                                                     For the six months
                                                                                       ended June 30,
                                                                                    --------------------
                                                                                      1998        1997
                                                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss........................................................................  $ (1,360)   $(18,310)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
  Amortization of deferred compensation...........................................        91           -
  Depreciation and amortization...................................................     2,175         899
  Purchased research and development costs........................................         -      19,134
  Stock compensation expense......................................................         -       1,214
  Deferred income taxes...........................................................      (907)       (397)
  Income tax benefit..............................................................         -        (212)
  Discounts earned on software license sales......................................         -         113
  Amortization and write off of loan discount and
     loan origination fees........................................................         -         332
  Imputed interest on shareholder note............................................       113           -
Changes in assets and liabilities:
     Accounts receivable..........................................................      (790)     (3,209)
     Inventories..................................................................    (2,495)     (1,749)
     Other assets.................................................................    (1,453)       (200)
     Accounts payable.............................................................    (2,774)      1,267
     Accrued liabilities..........................................................    (1,588)          -
     Client deposits and deferred revenues........................................    (2,041)     (2,787)
                                                                                    --------    --------

       Net cash used in operating activities......................................   (11,029)     (3,905)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.............................................    (3,551)     (1,386)
  Capitalized software development costs..........................................    (1,098)       (460)
  Increase in goodwill attributed to acquisitions.................................         -        (105)
  Payment for purchases of acquisitions, net of cash acquired.....................         -      (4,231)
                                                                                    --------    --------

       Net cash used in investing activities......................................    (4,649)     (6,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock warrants.................................         -         960
  Proceeds from the issuance of common stock, net of issuance
     costs........................................................................         -      24,149
  Exercise of employee stock options..............................................     1,323           -
  Repurchase of common stock from shareholders....................................         -      (2,122)
  Principal payments under capital lease obligations..............................      (127)       (190)
  Principal payments under loan from shareholders.................................    (1,500)     (4,094)
  Principal payments under long-term debt.........................................      (431)     (4,532)
  Issuance of shareholder loans...................................................         -        (330)
  Other...........................................................................         -          98
                                                                                    --------    --------

       Net cash (used in) provided by financing activities........................      (735)     13,939
                                                                                    --------    --------

(Decrease) increase in cash and cash equivalents..................................   (16,413)      3,852

Cash and cash equivalents at beginning of year....................................    47,567       2,342
                                                                                    --------    --------

Cash and cash equivalents at end of period........................................  $ 31,154    $  6,194
                                                                                    ========    ========

                                                                                     For the six months
                                                                                       ended June 30,
                                                                                    --------------------
                                                                                      1998        1997
                                                                                    --------    --------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
     Interest.....................................................................  $    137    $    175
                                                                                    ========    ========
     Income taxes.................................................................  $  1,678    $      -
                                                                                    ========    ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Equipment purchases financed by borrowings under capital
 lease obligations................................................................  $      -    $     43
                                                                                    ========    ========
Reclassification of S Corporation retained earnings to additional
 paid-in capital..................................................................  $      -    $  8,203
                                                                                    ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Radiant Systems, Inc. (the "Company") management, these condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary for fair presentation of the consolidated financial condition and results of operations for these periods. The interim results for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements as filed in its Annual Report on Form 10-K for the year ended December 31, 1997.


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


3.  INCOME TAX BENEFIT

Income tax benefit for interim periods is based on estimated effective annual income tax rates. As a result of its election to be treated as an S Corporation for income tax purposes, the Company, prior to the completion of its initial public offering in February 1997, was not subject to federal or state income taxes. The Company's S Corporation status was terminated upon completion of its initial public offering in February 1997. Upon the termination of its S Corporation election, the Company recorded certain deferred tax assets in the amount of $592,000. Simultaneously, with the recording of these deferred tax assets, the Company recorded a tax benefit of $305,000 and a valuation allowance of $287,000 due to uncertainty surrounding the future utilization of such deferred tax assets. For the period prior to the Company's initial public offering, the tax benefit has been presented on a pro forma basis as if the Company had been liable for federal and state income taxes. The pro forma tax benefit for the period from January 1, 1997 through February 19, 1997, the date the Company terminated its S Corporation status, was a benefit of $212,000. Based on its loss from operations for the six months ended June 30, 1998, the Company has recorded a tax benefit of $907,000 using an effective tax rate of 40.0%.

In connection with the filing of the Company's 1997 income tax returns, the Company revised the tax basis of the intangible assets acquired in connection with its fourth quarter 1997 acquisitions of RapidFire and Logic Shop resulting in the reduction of intangible assets of $2.3 million.

4.  NET LOSS PER SHARE

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

The following table represents a reconciliation of basic and dilutive weighted average shares and loss per share using the guidelines of SFAS 128.

                                                FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                   ENDED JUNE 30,          ENDED JUNE 30,
000S OMITTED EXCEPT PER SHARE DATA                1998        1997       1998          1997
--------------------------------------------------------------------------------------------
Basic weighted average shares
  outstanding.................................   15,991      12,045     15,958        10,914

Shares of common stock assumed
  issued upon exercise of common
  stock equivalents using the "treasury
  stock" method as it applies to the
  computation of diluted earnings
  per share...................................        -           -          -             -
                                                -------    --------    -------      --------
Diluted weighted average shares
  outstanding.................................   15,991      12,045     15,958        10,914
                                                =======    ========    =======      ========
Net loss used in the computation of basic
  and diluted loss per share..................  $(1,529)   $(18,631)   $(1,360)     $(18,310)
                                                =======    ========    =======      ========
Loss per share:
    Basic and Diluted.........................  $ (0.10)   $  (1.55)   $ (0.09)     $  (1.68)
                                                =======    ========    =======      ========

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

5.  ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No.130"). SFAS No. 130 establishes standards for the disclosure of all components of comprehensive income. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Other comprehensive income refers to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but bypass net income. Currently, the Company has no other comprehensive income items. Accordingly, the adoption of SFAS No. 130 in the first quarter 1998 had no impact on the Company's financial statements.

In 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in its interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also allows the aggregation of segments which meet certain criteria. Although SFAS No. 131 is not required to be applied to interim statements in the initial year of application, management believes its current disclosures contained within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of its interim reports on SEC Form 10Q and annual report on SEC Form 10K comply with the Statement's requirements. As a result, the application of SFAS No. 131 will not significantly affect its financial statement disclosures.

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

As a result of its election to be treated as an S Corporation for income tax purposes, prior to the completion of its initial public offering in February 1997, the Company was not subject to federal or state income taxes. Pro forma net loss amounts for the six months ended June 30, 1997 include additional income tax benefits determined by applying the Company's anticipated statutory tax rate to pretax loss, adjusted for permanent tax differences. The Company's S Corporation status terminated upon completion of its initial public offering in February 1997.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1997

Systems Sales. The Company derives the majority of its revenues from sales and licensing fees of its headquarters-based, back office management, and point of sale solutions. Systems sales decreased 4.7% to $13.8 million for the quarter ended June 30,1998 (the "second quarter 1998"), compared to $14.5 million for the quarter ended June 30, 1997 (the "second quarter 1997"). The decrease for the second quarter 1998 resulted from interruptions and delays in client roll outs of the Company's solutions. Systems sales increased 20.8% to $30.4 million for the six months ended June 30, 1998 (the "fiscal year 1998"), compared to $25.2 for the six months ended June 30, 1997 (the "fiscal year 1997"). The increase for the fiscal year 1998 related to increased sales and license fees from new and existing clients.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services, which increased 112.8% to $5.7 million for the second quarter 1998, compared to $2.7 million for the second quarter 1997 and increased 135.6% to $10.6 million for the fiscal year 1998, compared to $4.5 million for the fiscal year 1997. The increases were due to increased support, maintenance and services revenues resulting from an increased install base and from the Company's 1997 acquisitions. Additionally, increased client demand of professional services such as training, project management and implementation services contributed to these increases.

Cost of Systems Sales. Cost of systems sales consists primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of systems sales decreased 10.0% to $7.2 million for the second quarter 1998, compared to $7.9 million for the second quarter 1997. The decrease was directly attributable to the decrease in systems sales during the second quarter of 1998. Cost of system sales increased 6.5% to $15.1 million for the fiscal year 1998 from $14.2 million for the fiscal year 1997. The increase was directly attributable to the increase in systems sales for fiscal year 1998. Cost of systems sales as a percentage of systems sales decreased to 51.8% from 54.9% for the second quarter 1998 and 1997, respectively, and to 49.8% from 56.4% for the fiscal year 1998 and 1997, respectively. The decreases were due primarily to increased efficiencies associated with the manufacturing of site-based systems, as well as increased sales of software licenses which typically have higher gross margins than the site-based systems sold by the Company.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of client support, maintenance and other services increased 111.4% to $5.1 million for the second quarter 1998 from $2.4 million for the second quarter 1997 and increased 122.5% to $9.2 million for fiscal year 1998 from $4.1 million for fiscal year 1997.
The increases were due primarily to increased wages associated with the effort of supporting higher revenues in this area. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased to 88.3% from 88.9% for the second quarter 1998 and 1997, respectively, and to 86.7% from 91.8% for fiscal year 1998 and 1997, respectively, as a result of increased efficiencies and staff utilization.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses increased 106.0% to $3.0 million for the second quarter 1998, compared to $1.5 million for the second quarter 1997 and increased 122.0% to $5.8 million for fiscal year 1998, compared to $2.6 million for fiscal year 1997. The increases were due to higher development costs associated with new product development and additional development costs associated with the Company's 1997 acquisitions. Product development expenses as a percentage of total revenues increased to 15.5% from 8.5% for the second quarter 1998 and 1997, respectively, and to 14.2% from 8.8% for fiscal year 1998 and 1997, respectively, as product development expenses increased at a faster pace than total revenues. The Company capitalizes a portion of its software development costs. In the second quarter 1998 and 1997, the Company capitalized software development costs of $455,000, or 13.1% of its total product development costs, and $258,000, or 14.9% of its total product development costs, respectively.
For fiscal year 1998 and 1997, the Company capitalized software development costs of $1.1 million, or 15.9% of its total product development costs, and $460,000, or 14.9% of its total product development costs, respectively.

Sales and Marketing Expenses. Sales and marketing expenses increased 147.2% to $3.1 million during the second quarter 1998, compared to $1.2 million in the second quarter 1997 and increased 178.6% to $5.9 million during fiscal year 1998, compared to $2.1 million for fiscal year 1997. The increase was associated with the Company's 1997 acquisitions, continued expansion of its sales activities and increased commission expense attributable to higher margin sales. Sales and marketing expenses as a percentage of total revenues were 15.7% and 7.2% for the second quarter 1998 and 1997, respectively and 14.4% and 7.1% for fiscal year 1998 and 1997, respectively.

Depreciation and Amortization. Depreciation and amortization expenses increased 122.9% to $1.2 million for the second quarter 1998, compared to approximately $533,000 for the second quarter 1997 and increased 141.9% to $2.2 million for fiscal year 1998, compared to approximately $899,000 for fiscal year 1997. The increase resulted from an increase in computer equipment and other assets required to support an increased number of employees and locations, as well as increased goodwill amortization resulting from acquisitions. Depreciation and amortization as a percentage of total revenues was 6.1% and 3.1% for the second quarter 1998 and 1997, respectively, and 5.3% and 3.0% for fiscal year 1998 and 1997, respectively. These increases were primarily due to associated personnel support costs which increased at a pace higher than associated revenues. Amortization of capitalized software development costs was approximately $136,000 and $87,000 for the second quarter 1998 and 1997, respectively, and approximately $223,000 and $174,000 for fiscal year 1998 and 1997, respectively.

General and Administrative Expenses. General and administrative expenses increased 59.7% to $3.1 million for the second quarter 1998, compared to $1.9 million for the second quarter 1997 and increased 69.5% to $6.1 million for fiscal year 1998, compared to $3.6 million for fiscal year 1997. The increase was due primarily to personnel increases and related costs associated with the Company's 1997 acquisitions. General and administrative expenses as a percentage of total revenues were 15.6% and 11.1% for the second quarter 1998 and 1997, respectively, and 14.9% and 12.1% for fiscal year 1998 and 1997, respectively, as personnel and related expenses grew at a faster rate than revenues.

Interest (Income) Expense. Interest income increased 881.8% to $432,000 for the second quarter 1998, compared to $44,000 for the second quarter 1997. For fiscal year 1998, net interest income was $920,000, compared to interest expense of
$165,000 for fiscal year 1997.   The increase resulted primarily from interest
income earned on the proceeds of the sale of 5.4 million shares of the Company's common stock during the first and third quarters of 1997.

Income Tax Benefit. As a result of its election to be treated as an S Corporation for income tax purposes, the Company, prior to the completion of its initial public offering in February 1997, was not subject to federal or state income taxes. The Company's S Corporation status was terminated upon completion of its initial public offering in February 1997 and upon termination of its S Corporation status, the Company recorded deferred tax assets in the amount of $592,000. Simultaneously, with the recording of these deferred tax assets, the Company recorded a tax benefit of $305,000 and a valuation allowance of $287,000. The valuation allowance was recorded due to the uncertainty surrounding the future utilization of such deferred tax assets. For all periods presented, the accompanying financial statements reflect provisions for income taxes computed in accordance with the provisions of Statement of Accounting Standards No. 109, "Accounting for Income Taxes". For the period prior to the Company's initial public offering, the tax benefit has been presented on a pro forma basis as if the Company had been liable for federal and state income taxes. The pro forma tax benefit for the period from January 1, 1997 through February 19, 1997, the date the Company terminated its S Corporation status, was a benefit of $212,000. As substantially all of the purchased research and development expenses associated with the ReMACS and

Twenty/20 acquisitions were not deductible for income tax purposes, no income tax benefit was recognized during the second quarter 1997 compared to a benefit of 40.0% for the second quarter 1998.

Extraordinary Item. During fiscal year 1997, a loss from early extinguishment of debt of $213,000, net of taxes of $82,000, was recognized due to the write off of certain unamortized loan origination costs and unamortized debt discounts associated with the repayment of outstanding indebtedness to Sirrom Capital Corporation of $4.5 million. There was no such charge during fiscal year 1998.

Net Loss. Net loss for the second quarter 1998 was $1.5 million, or $0.10 per share, as compared to net income of $1.1 million, or $0.07 per share for the second quarter 1997, before giving effect to acquisition related charges. Net loss for fiscal year 1998, was $1.4 million or $0.09 per share, as compared to net income of $1.5 million or $0.11 per share during fiscal year 1997, before extraordinary items and acquisition related charges. Including the acquisition related charges of approximately $19.7 million, net of tax benefits, net loss for the second quarter 1997 and fiscal year 1997 was approximately $18.6 million and $18.3 million, respectively, or $1.55 and $1.68 per share.


LIQUIDITY AND CAPITAL RESOURCES

In July 1997, the Company completed a public offering of 2.6 million shares of common stock and received net proceeds of approximately $58.4 million after deducting estimated underwriting discounts and offering expenses. A portion of the offering proceeds was used to repay $3.3 million of debt incurred in connection with the acquisition of ReMACS. The remaining proceeds will be used for general corporate purposes, including research and development, sales and marketing, possible strategic acquisitions and the increased working capital requirements of the Company generated by its growth. As of June 30, 1998, the Company had $31.2 million in cash and cash equivalents.

The Company used cash from operating activities in fiscal year 1998 and fiscal year 1997 of $11.0 million and $3.9 million, respectively. In fiscal year 1998, the Company's uses of cash were the primary result of the net loss for the period then ended; increased accounts receivable and inventory due to increased sales; decreased accounts payable and accrued liabilities due to timing of certain vendor payments; and client deposits and unearned revenues as the Company delivered products and/or services previously paid by clients. During fiscal year 1997, the Company's use of operating cash was primarily the result of increased accounts receivable and inventories.

Cash used in investing activities in fiscal year 1998 and fiscal year 1997 was $4.6 million and $6.2 million, respectively. The uses of cash in investing activities for fiscal year 1998 consisted primarily of the purchases of property and equipment for approximately $3.6 million. During fiscal year 1998, the Company's integration and client support groups moved into its new 55,000 sq. ft. leased facility in Alpharetta, Georgia. As a result, the Company purchased equipment and furniture to accommodate the move. The uses of cash in investing activities for fiscal year 1997 consisted primarily of the purchases of property and equipment of approximately $1.4 million and the payment for purchases of acquisitions, net of cash acquired, of $4.2 million.

Cash of $735,000 was used in financing activities during fiscal year 1998 due primarily to an advance made by the Company to the former sole shareholder of RapidFire under its agreement to loan up to $1.5 million, which debt matures October 31, 2005 and bears interest at 5.0% per annum. Cash of $13.9 million was provided by financing activities during the fiscal year 1997 due to the issuance of common stock in the initial public offering offset by the repayment of the Company's outstanding indebtedness noted above.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
--------------------------------------------------------------------

Not applicable

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Company held its Annual Meeting of Shareholders on May 15, 1998. Of the 15,933,939 shares of common stock outstanding and entitled to vote at this meeting, 14,253,996 were represented at the meeting, in person or by proxy. The following matters were voted upon.

1. The election to the Board of Directors of two persons named as nominees for Director in the Proxy Statement of the Company, to serve as Class II Directors of the Company, for their respective terms or until their successors shall have been elected. The result of the vote for each individual Director was:

                                                            For       Against
                                                         ----------   -------
    Election of Class II directors:

    James S. Balloun to serve until the 2001 annual
    Meeting of shareholders                              14,211,572    42,424

    John H. Heyman to serve until the 2001 annual        14,170,372    83,624
    Meeting of shareholders

    Accordingly, both nominees were duly elected Class II Directors of the Company.


2. The approval of an amendment to the 1995 Stock Option Plan to increase the number of shares available for grant thereunder from 5.0 million shares to
    6.0 million shares of common stock. The result of the vote was 8,653,490 shares in favor (representing 60.7% of the shares present), 4,754,340 against, 13,390 shares abstained and 832,776 broker non-votes. Accordingly, the amendment to the Plan was approved.

3. The adoption of an Employee Stock Purchase Plan for the Company. The result of the vote was 12,887,485 shares in favor (representing 90.4% of the shares present), 521,895 against, 11,840 shares abstained and 832,776 broker non-votes. Accordingly, the amendment to the Plan was approved.


ITEMS 5.  OTHER INFORMATION
--------  -----------------

As set forth in the Company's 1998 Proxy Statement, proposals of shareholders intended to be presented at the Company's 1999 Annual Meeting of Shareholders must be received at the Company's principal executive offices by December 15, 1998 in order to be eligible for inclusion in the Company's proxy statement and form of proxy for that meeting.

With respect to any such proposals received by the Company after March 6, 1999, the persons named in the form of proxy solicited by management in connection with the 1999 annual meeting of shareholders of the Company will have discretionary authority to vote on any such shareholder proposals in accordance with their judgement of what is in the best interests of the Company.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------    --------------------------------

          (a)  Exhibits.

               The following exhibits are filed with this Report:

               27.1  Financial Data Schedule


          (b)  Reports to be filed on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 1998

                                       RADIANT SYSTEMS, INC. AND SUBSIDIARIES



Dated:  August 13, 1998                By: /s/ John H. Heyman
       -----------------                   -------------------
                                           John H. Heyman, Executive Vice
                                           President and Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit Number           Description of Exhibit
______________           ______________________


    27.1                 Financial Data Schedule