Form 10-Q
period 1998-09-30
RADIANT SYSTEMS INC
filed 1998-11-16
CIK 845818

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarterly Period Ended                           Commission File Number:
       September 30, 1998                                       0-22065


                             RADIANT SYSTEMS, INC.
-------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

           Georgia                                             11-2749765
-------------------------------------------------------------------------------

  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)


3925 Brookside Parkway, Alpharetta, Georgia                       30022
-------------------------------------------------------------------------------

  (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:              (770) 576-6000

   1000 Alderman Drive, Alpharetta, Georgia                       30005
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                        No ________

The number of the registrant's shares outstanding as of November 10, 1998 was 16,066,111.

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                   --------

PART I:  FINANCIAL INFORMATION                                                                   PAGE NO.
Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997       3

         Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
         September 30, 1998 and 1997                                                                4

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1998 and 1997                                                                5

         Notes to Condensed Consolidated Financial Statements                                       6

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                        9

Item 3:  Quantitative and Qualitative Disclosures About Market Risks

PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K                                                          13

Signature                                                                                          13

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                                                                                SEPTEMBER 30, 1998      DECEMBER 31, 1997
                                                                                ------------------      -----------------
                                                                                  (UNAUDITED)             (AUDITED)
ASSETS
Current assets
 Cash and cash equivalents....................................................     $ 29,010               $ 47,567
 Accounts receivable, net of allowance for doubtful accounts of
  $500 and $350...............................................................       21,381                 17,557
 Inventories..................................................................       12,777                  8,706
 Other short-term assets......................................................        4,046                  1,867
                                                                                   --------               --------
     Total current assets.....................................................       67,214                 75,697

Property and equipment, net...................................................        7,847                  4,844
Software development costs, net...............................................        3,175                  1,773
Intangibles, net..............................................................        6,981                 10,332
Other long-term assets........................................................        5,280                    869
                                                                                   --------               --------
                                                                                   $ 90,497               $ 93,515
                                                                                   ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable.............................................................     $  7,574               $  7,234
 Accrued liabilities..........................................................        6,326                  5,887
 Client deposits and unearned revenue.........................................        2,387                  4,645
 Current portion of long-term debt............................................          187                    672
                                                                                   --------               --------

    Total current liabilities.................................................       16,474                 18,438

Long-term debt, less current portion..........................................        4,078                  4,056
                                                                                   --------               --------

    Total liabilities.........................................................       20,552                 22,494
                                                                                   --------               --------

Shareholders' equity
 Common stock, no par value; 30,000,000 shares authorized;
  16,063,944 and 15,423,587 shares issued and outstanding.....................         -                       -
 Additional paid-in capital...................................................       92,048                 90,708
 Deferred compensation........................................................         (399)                  (536)
 Accumulated deficit..........................................................      (21,704)               (19,151)
                                                                                   --------               --------
                                                                                     69,945                 71,021
                                                                                   --------               --------

Commitments...................................................................
                                                                                   --------               --------

                                                                                   $ 90,497               $ 93,515
                                                                                   ========               ========

                 The accompanying notes are an integral part of these condensed consolidated financial statements

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   UNAUDITED

                                                              FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30                      SEPTEMBER 30
                                                              --------------------------         -------------------------
                                                                1998              1997             1998             1997
                                                              -------           -------          -------          --------
REVENUES:
 System  sales..............................................  $13,706           $17,532          $44,146          $ 42,740
 Client support, maintenance and other services.............    6,072             3,258           16,701             7,770
                                                              -------           -------          -------          --------
   Total revenues...........................................   19,778            20,790           60,847            50,510

COST OF REVENUES:
 System sales...............................................    6,284             8,071           21,430            22,291
 Client support, maintenance and other services.............    5,293             2,795           14,509             6,938
                                                              -------           -------          -------          --------
   Total cost of revenues...................................   11,577            10,866           35,939            29,229
                                                              -------           -------          -------          --------


GROSS PROFIT................................................    8,201             9,924           24,908            21,281

OPERATING EXPENSES:
 Product development........................................    2,748             1,984            8,561             4,603
 Sales and marketing expenses...............................    3,105             1,447            9,001             3,563
 Depreciation and amortization..............................    1,214               666            3,389             1,566
 Non-recurring charges......................................      455                -               455            20,348
 General and administrative.................................    3,072             2,424            9,176             6,024
                                                              -------           -------          -------          --------
(LOSS) INCOME FROM OPERATIONS...............................   (2,393)            3,403           (5,674)          (14,823)

 Interest income, net.......................................     (407)             (576)          (1,418)             (410)
                                                              -------           -------          -------          --------
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION.........   (1,986)            3,979           (4,256)          (14,413)

  Income tax (benefit) provision............................     (795)            1,532           (1,703)            1,320
                                                              -------           -------          -------          --------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM.....................   (1,191)            2,447           (2,553)          (15,733)

EXTRAORDINARY ITEM:
 Loss from early extinguishment of debt, net of income
  tax of $82................................................       -                 -                -                131
                                                              -------           -------          -------          --------
NET (LOSS) INCOME...........................................  $(1,191)          $ 2,447          $(2,553)         $(15,864)
                                                              =======           =======          =======          ========

BASIC (LOSS) INCOME PER SHARE:
 (Loss) before extraordinary item...........................    (0.07)             0.17            (0.16)            (1.29)
 Extraordinary loss on early extinguishment of debt.........  $    -            $    -           $    -           $  (0.01)
                                                              -------           -------          -------          --------

BASIC (LOSS) INCOME PER SHARE...............................  $ (0.07)          $  0.17          $ (0.16)         $  (1.30)
                                                              =======           =======          =======          ========
DILUTED (LOSS) INCOME PER SHARE:
 Income (loss) before extraordinary item....................    (0.07)             0.14            (0.16)            (1.29)
 Extraordinary loss on early extinguishment of debt.........  $    -            $    -           $    -           $  (1.01)
                                                              -------           -------          -------          --------
DILUTED (LOSS) INCOME PER SHARE.............................  $ (0.07)          $  0.14          $ (0.16)         $  (1.30)
                                                              =======           =======          =======          ========
SHARES USED TO COMPUTE BASIC
 (LOSS) INCOME PER SHARE....................................   16,062            14,646           15,989            12,237
                                                              =======           =======          =======          ========
SHARES USED TO COMPUTE
 DILUTED (LOSS) INCOME PER SHARE............................   16,062            17,844           15,989            12,237
                                                              =======           =======          =======          ========

                 The accompanying notes are an integral part of these condensed consolidated financial statements

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                   UNAUDITED

                                                                                                   FOR THE NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                   -------------------------
                                                                                                     1998             1997
                                                                                                   --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...................................................................................     $ (2,553)        $(15,864)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of deferred compensation......................................................          137               -
   Depreciation and amortization..............................................................        3,389            1,566
   Income tax benefit.........................................................................           -              (212)
   Purchased research and development costs...................................................           -            19,134
   Stock compensation expense.................................................................           -             1,214
   Deferred income tax benefit................................................................       (1,703)            (397)
   Discounts earned on software license sales.................................................           -               113
   Amortization and write off of loan discount and loan origination fees......................           -               332
   Imputed interest on shareholder note.......................................................          171               -
   Changes in assets and liabilities:
     Accounts receivable......................................................................       (3,824)         (11,031)
     Inventories..............................................................................       (4,070)          (2,522)
     Other assets.............................................................................       (1,016)            (711)
     Accounts payable.........................................................................          340            3,018
     Accrued liabilities......................................................................          452               -
     Client deposits and deferred revenues....................................................       (2,257)          (4,063)
                                                                                                   --------         --------
       Net cash used in operating activities..................................................      (10,934)          (9,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment........................................................       (4,985)          (2,404)
   Capitalized software development costs.....................................................       (1,842)            (872)
   Increase in goodwill attributed to acquisitions............................................           -            (4,336)
                                                                                                   --------         --------
       Net cash used in investing activities..................................................       (6,827)          (7,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock warrants............................................           -               960
   Proceeds from the issuance of common stock, net of issuance costs..........................           -            82,553
   Exercise of employee stock options.........................................................        1,339              285
   Repurchase of common stock from shareholders...............................................           -            (2,122)
   Shareholder loans..........................................................................       (1,500)            (330)
   Principal payments under capital lease obligations.........................................         (178)            (288)
   Repayments of shareholder loans............................................................           -            (7,344)
   Principal payments under long-term debt....................................................         (457)          (4,576)
   Other......................................................................................           -                98
                                                                                                   --------         --------
       Net cash (used in) provided by financing activities....................................         (796)          69,236
                                                                                                   --------         --------
   (Decrease) increase in cash and cash equivalents...........................................      (18,557)          52,201

   Cash and cash equivalents at beginning of year.............................................       47,567            2,342
                                                                                                   --------         --------
   Cash and cash equivalents at end of period.................................................     $ 29,010         $ 54,543
                                                                                                   ========         ========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest.................................................................................     $     36         $    211
                                                                                                   ========         ========
     Income taxes.............................................................................     $    359         $     -
                                                                                                   ========         ========
Noncash investing and financing activities:
   Equipment purchases financed by borrowings under capital lease obligations.................     $     -          $     43
                                                                                                   ========         ========
Reclassification of S Corporation retained earnings to additional paid-in capital.............     $     -          $  8,203
                                                                                                   ========         ========



                 The accompanying notes are an integral part of these condensed consolidated financial statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Radiant Systems, Inc. (the "Company") management, these condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary for fair presentation of the consolidated financial condition and results of operations for these periods. The interim results for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements as filed in its Annual Report on Form 10-K for the year ended December 31, 1997.

2.   ACQUISITIONS

In May 1997, the Company completed the acquisitions of ReMACS, based in Pleasanton, California, and RSI Merger Corporation (d.b.a. Twenty/20 Visual Systems) ("Twenty/20"), based in Dallas, Texas. ReMACS is a leading provider of back office management system for clients in the restaurant industry with over 8,000 installed or licensed sites. Twenty/20 is a provider of point of sale and table management system for full-service restaurants.

In October 1997, the Company acquired RapidFire Software, Inc. ("RapidFire Software") and EquiLease Financial Services, Inc. ("EquiLease") (collectively "RapidFire") based in Hillsboro, Oregon. RapidFire Software is a leading provider of point of sale system to the pizza industry and other delivery restaurants, with installations in over 2,000 restaurant sites nationwide. EquiLease provides lease financing to certain clients of RapidFire.

In November 1997, the Company completed its acquisition of Logic Shop, Inc. ("Logic Shop"), based in Atlanta, Georgia. Logic Shop is a leading provider of management software to the convenient automotive service center market, with over 1,500 sites installed.

3.   NON-RECURRING AND ACQUISITION RELATED CHARGES

During the third quarter ended September 30, 1998, the Company further integrated its acquisitions of ReMACS and RapidFire by consolidating their support and product development functions to its Alpharetta, Georgia location. As a result, the Company recorded approximately $455,000 of non-recurring exit charges related to severance arrangements. During the nine months ended September 30, 1997, the Company incurred $20.3 million in non-recurring charges. These non-recurring charges were comprised of $19.1 million in purchased research and development costs and $1.2 million in stock compensation expense. The purchased research and development costs, representing the estimated fair value of acquired research and development projects as determined by independent appraisal, was incurred in connection with the Company's acquisitions of ReMACS and Twenty/20 during the period. The stock compensation expense, representing the excess of the fair market value of the Company's common stock on the date of the grant of the stock options over the aggregate exercise price of such options, was the result of certain stock options granted in connection with the acquisition of Twenty/20 during the period.

4.   INCOME TAX (BENEFIT) PROVISION

Income tax benefit for interim periods is based on estimated effective annual income tax rates. As a result of its election to be treated as an S Corporation for income tax purposes, the Company, prior to the completion of its initial public offering in February 1997, was not subject to federal or state income taxes. The Company's S Corporation status was terminated upon completion of its initial public offering in February 1997. Upon the termination of its S Corporation election, the Company recorded certain deferred tax assets in the amount of $592,000. Simultaneously, with the recording of these deferred tax assets, the Company recorded a tax benefit of $305,000 and a valuation allowance of $287,000 due to uncertainty surrounding the future utilization of such deferred tax assets. For the period prior to the Company's initial public offering, the tax benefit has been presented on a pro forma basis as if the Company had been liable for federal and state income taxes. The pro forma tax benefit for the period from January 1, 1997 through February 19, 1997, the date the Company terminated its S Corporation status, was a benefit of $212,000. Based on its loss from operations for the nine months ended September 30, 1998, the Company has recorded a tax benefit of $1.7 million using an effective tax rate of 40.0%.

In connection with the filing of the Company's 1997 income tax returns, the Company revised the tax basis of the intangible assets acquired in connection with its fourth quarter 1997 acquisitions of RapidFire and Logic Shop resulting in the reduction of intangible assets of $2.3 million.

5.   NET (LOSS) INCOME PER SHARE

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

The following table represents a reconciliation of basic and dilutive weighted average shares and earnings per share using the guidelines of SFAS 128.

                                                   FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                     SEPTEMBER 30,
000S OMITTED EXCEPT PER SHARE DATE                   1998               1997            1998               1997
--------------------------------------------------------------------------------------------------------------------------------
   Basic weighted average shares outstanding......  16,062            14,646            15,989             12,237

   Shares of common stock assumed issued upon
     exercise of common stock equivalents using
     the "treasury stock" method as it applies
     to the computation of diluted earnings
     per share....................................      -              3,198                -                  -
                                                   -------           -------           -------           --------

   Diluted weighted average shares outstanding....  16,062            17,844            15,958             12,237
                                                   =======           =======           =======           ========
   Net (loss) income used in the computation of
     basic and diluted loss per  share............ $(1,191)          $ 2,447           $(2,553)          $(15,864)
                                                   =======           =======           =======           ========
   (Loss) income per share:
     Basic........................................ $ (0.07)          $  0.17           $ (0.16)          $  (1.30)
                                                   =======           =======           =======           ========
     Diluted...................................... $ (0.07)          $  0.14           $ (0.16)          $  (1.30)
                                                   =======           =======           =======           ========


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

In 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in its interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also allows the aggregation of segments, which meet certain criteria. Although SFAS No. 131 is not required to be applied to interim statements in the initial year of application, management believes its current disclosures contained within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of its interim reports on SEC Form 10Q and annual report on SEC Form 10K comply with the Statement's requirements. As a result, the application of SFAS No. 131 will not significantly affect its financial statement disclosures.

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

The Company derives its revenues primarily from the sale of integrated systems, which include software, hardware and related support and consulting services. The Company plans to increase licensing of certain of its software products on a stand-alone basis. In addition, the Company offers implementation and integration services which are billed on a per diem basis. The Company's revenues from its various technology solutions are, for the most part, dependent on the number of installed sites a client has. Accordingly, while the typical sale is the result of a long, complex process, the Company's client usually continues installing additional sites over an extended period of time. Revenues from software and system sales are recognized as products are shipped, provided that collection is probable and no significant post shipment vendor obligations remain. Revenues from client support, maintenance and other services are generally recognized as the service is performed.

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

In early 1998, a number of factors impacted the Company's revenue growth and operating results. Most notable was the fact that a number of the Company's larger clients were involved in mergers and acquisitions which, for a variety of reasons, interrupted or delayed roll outs of the Company's products. In addition, sales cycles with new clients piloting the Company's products were lengthier than the Company's management anticipated. The above, coupled with investments by the Company in product development and other areas of the business negatively impacted operating results and contributed to losses during 1998.

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


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

System Sales. The Company derives the majority of its revenues from sales and licensing fees of its headquarters-based, back office management, and point of sale solutions. System sales decreased 21.8% to $13.7 million for the three months ended September 30, 1998 (the "third quarter 1998"), compared to $17.5 million for the three months ended September 30, 1997 (the "third quarter 1997"). The decrease for the third quarter 1998 resulted from interruptions and delays in client rollouts of the Company's solutions. System sales increased 3.3% to $44.1 million for the nine months ended September 30, 1998 (the "fiscal year 1998"), compared to $42.7 for the nine months ended September 30, 1997 (the "fiscal year 1997"). The increase for the fiscal year 1998 related to increased sales and license fees from new and existing clients.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services, which increased 86.4% to $6.1 million for the third quarter 1998, compared to $3.3 million for the third quarter 1997 and increased 114.9% to $16.7 million for the fiscal year 1998, compared to $7.8 million for the fiscal year 1997. The increases were due to increased support, maintenance and services revenues resulting from an increased install base and from the Company's 1997 acquisitions. Additionally, increased client demand of professional services such as training, custom software development, project management and implementation services contributed to these increases.

Cost of System Sales. Cost of system sales consists primarily of hardware and peripherals for site-based system and labor. These costs are expensed as products are shipped. Cost of system sales decreased 22.1% to $6.3 million for the third quarter 1998, compared to $8.1 million for the third quarter 1997.
The decrease was directly attributable to the decrease in system sales during the third quarter of 1998. Cost of system sales decreased 3.9% to $21.4 million for the fiscal year 1998 from $22.3 million for the fiscal year 1997. The decrease was directly attributable to decreased material costs and a higher mix of software license revenues, which have lower costs than the company's site-based system for fiscal year 1998. Cost of system sales as a percentage of system sales decreased to 45.8% from 46.0% for the third quarter 1998 and 1997, respectively, and to 48.5% from 52.2% for the fiscal year 1998 and 1997, respectively. The decreases were due primarily to increased efficiencies associated with the manufacturing of site-based system, as well as increased sales of software licenses which typically have higher gross margins than the site-based system sold by the Company.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of client support, maintenance and other services increased 89.4% to $5.3 million for the third quarter 1998 from $2.8 million for the third quarter 1997 and increased 109.1% to $14.5 million for fiscal year 1998 from $6.9 million for fiscal year 1997. The increases were due primarily to increased wages associated with the effort of supporting higher revenues in this area. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues increased to 87.2% from 85.8% for the third quarter 1998 and 1997, respectively, as a result of less profitable mix of services. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased 86.9% from 89.3% for fiscal year 1998 and 1997, respectively, due to increased efficiencies and staff utilization.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses increased 38.5% to $2.7 million for the third quarter 1998, compared to $2.0 million for the third quarter 1997 and increased 86.0% to $8.6 million for fiscal year 1998, compared to $4.6 million for fiscal year 1997. The increases were due to higher development costs associated with new product development and additional development costs associated with the Company's 1997 acquisitions. Product development expenses as a percentage of total revenues increased to 13.9% from 9.5% for the third quarter 1998 and 1997, respectively, and to 14.1% from 9.1% for fiscal year 1998 and 1997, respectively, as product development expenses increased at a faster pace than total revenues. The Company capitalizes a portion of its software development costs. In the third quarter 1998 and 1997, the Company capitalized software development costs of $744,000, or 21.3% of its total product development costs, and $412,000, or 17.2% of its total product development costs, respectively. For fiscal year 1998 and 1997, the Company capitalized software development costs of $1.8 million, or 17.7% of its total product development costs, and $872,000, or 15.9% of its total product development costs, respectively.

Sales and Marketing Expenses. Sales and marketing expenses increased 114.6% to $3.1 million during the third quarter 1998, compared to $1.4 million in the third quarter 1997, and increased 152.6% to $9.0 million during fiscal year 1998, compared to $3.6 million for fiscal year 1997. The increase was associated with the Company's 1997 acquisitions, continued expansion of its sales activities and increased commission expense. Sales and marketing expenses, as a percentage of total revenues, were 15.7% and 7.0% for the third quarter 1998 and 1997, respectively, and 14.8% and 7.1% for fiscal year 1998 and 1997, respectively.

Depreciation and Amortization. Depreciation and amortization expenses increased 82.3% to $1.2 million for the third quarter 1998, compared to approximately $666,000 for the third quarter 1997 and increased 116.4% to $3.4 million for fiscal year 1998, compared to $1.6 million for fiscal year 1997. The increase resulted from an increase in computer equipment and other assets required to support an increased number of employees and locations, as well as increased goodwill amortization resulting from acquisitions. Depreciation and amortization as a percentage of total revenues was 6.1% and 3.2% for the third quarter 1998 and 1997, respectively, and 5.6% and 3.1% for fiscal year 1998 and 1997, respectively. These increases were primarily due to associated personnel support costs, which increased at a pace higher than associated revenues. Amortization of capitalized software development costs was approximately $217,000 and $58,000 for the third quarter 1998 and 1997, respectively, and approximately $440,000 and $232,000 for fiscal year 1998 and 1997, respectively.

Non-Recurring Charges. During the third quarter 1998 the Company recorded approximately $455,000 of non-recurring exit charges related to severance arrangements associated with the consolidation of certain support and product development functions to its Alpharetta, Georgia location. No such charges were incurred during the third quarter 1997. During fiscal year 1997, the Company incurred $20.3 million in non-recurring charges. These non-recurring charges were comprised of $19.1 million in purchased research and development costs and $1.2 million in stock compensation expense. The purchased research and development costs, representing the estimated fair value of acquired research and development projects as determined by independent appraisal, was incurred in connection with the Company's acquisitions of ReMACS and Twenty/20 during the period. The stock compensation expense, representing the excess of the fair market value of the Company's common stock on the date of the grant of the stock options over the aggregate exercise price of such options, was the result of certain stock options granted in connection with the acquisition of Twenty/20 during the period.

General and Administrative Expenses. General and administrative expenses increased 26.7% to $3.1 million for the third quarter 1998, compared to $2.4 million for the third quarter 1997, and increased 52.3% to $9.2 million for fiscal year 1998, compared to $6.0 million for fiscal year 1997. The increase was due primarily to personnel increases and related costs associated with the Company's 1997 acquisitions. General and administrative expenses as a percentage of total revenues were 15.5% and 11.7% for the third quarter 1998 and 1997, respectively, and 15.1% and 11.9% for fiscal year 1998 and 1997, respectively, as personnel and related expenses grew at a faster rate than revenues.

Interest Income. Interest income decreased 29.3% to $407,000 for the third quarter 1998, compared to $576,000 for the third quarter 1997. For fiscal year 1998, interest income increased 245.9% to $1.4 million compared to $410,000 for fiscal year 1997. The increase resulted primarily from interest income earned on the proceeds of the sale of 5.4 million shares of the Company's common stock during the first and third quarters of 1997.

Income Tax (Benefit) Provision. As a result of its election to be treated as an S Corporation for income tax purposes, the Company, prior to the completion of its initial public offering in February 1997, was not subject to federal or state income taxes. The Company's S Corporation status was terminated upon completion of its initial public offering in February 1997 and upon termination of its S Corporation status, the Company recorded deferred tax assets in the amount of $592,000. Simultaneously, with the recording of these deferred tax assets, the Company recorded a tax benefit of $305,000 and a valuation allowance of $287,000. The valuation allowance was recorded due to the uncertainty surrounding the future utilization of such deferred tax assets. For all periods presented, the accompanying financial statements reflect provisions for income taxes computed in accordance with the provisions of Statement of Accounting Standards No. 109, "Accounting for Income Taxes". For the period prior to the Company's initial public offering, the tax benefit has been presented on a pro forma basis as if the Company had been liable for federal and state income taxes. The pro forma tax benefit for the period from January 1, 1997 through February 19, 1997, the date the Company terminated its S Corporation status, was a benefit of $212,000. As substantially all of the purchased research and development expenses associated with the ReMACS and Twenty/20 acquisitions were not deductible for income tax purposes, no income tax (benefit) provision was recognized during the third quarter 1997 compared to a benefit of 40.0% for the third quarter 1998.

Extraordinary Item. During fiscal year 1997, a loss from early extinguishment of debt of $213,000, net of taxes of $82,000, was recognized due to the write off of certain unamortized loan origination costs and unamortized debt discounts associated with the repayment of outstanding indebtedness to Sirrom Capital Corporation of $4.5 million. There was no such charge during fiscal year 1998.

Net Loss/Income. For the reason discussed above, net loss for the third quarter ended September 30, 1998, before non-recurring charges, was $919,000, or $0.06 per share, a decrease of $3.4 million, or $0.20 per share over net income of $2.4 million, or $0.14 per share for the same period in 1997. Net loss for the nine months ended September 30, 1998, before non-recurring charges, was $2.3 million or $0.14 per share, a decrease of approximately $6.3 million or $0.40 per share over net income of $4.0 million or $0.26 per share for the same period last year, before extraordinary items and acquisition related charges. Including the non-recurring charges of approximately $455,000, discussed above, the net loss for the three and nine month periods ending September 30, 1998 was approximately $1.2 million and $2.5 million, respectively, or $0.07 and $0.16 per share. Net loss for the nine month period of 1997 was approximately $15.9 million or $1.30 per share, including acquisition related charges of approximately $19.7 million, net of tax benefits.


LIQUIDITY AND CAPITAL RESOURCES

In July 1997, the Company completed a public offering of 2.6 million shares of common stock and received net proceeds of approximately $58.4 million after deducting estimated underwriting discounts and offering expenses. A portion of the offering proceeds was used to repay $3.3 million of debt incurred in connection with the acquisition of ReMACS. The remaining proceeds will be used for general corporate purposes, including research and development, sales and marketing, possible strategic acquisitions and the increased working capital requirements of the Company generated by its growth. As of September 30, 1998, the Company had $29.0 million in cash and cash equivalents.

The Company used cash from operating activities in fiscal year 1998 and fiscal year 1997 of $10.9 million and $9.4 million, respectively. In fiscal year 1998, the Company's uses of cash were the primary result of the net loss for the period then ended; increased accounts receivables and inventories due to increased sales; decreased accounts payable and accrued liabilities due to timing of certain vendor payments; and client deposits and unearned revenues as the Company delivered products and/or services previously paid by clients. During fiscal year 1997, the Company's use of operating cash was primarily the result of increased accounts receivable and inventories, and decreased client deposits and unearned revenues as the Company delivered products and/or services previously paid by clients.

Cash used in investing activities in fiscal year 1998 and fiscal year 1997 was $6.8 million and $7.6 million, respectively. The uses of cash in investing activities for fiscal year 1998 consisted primarily of the purchases of property and equipment for approximately $5.0 million and capitalized software costs of $1.8 million. During fiscal year 1998, the Company moved into two new leased facilities in Alpharetta, Georgia with approximately 161,000 combined square feet. As a result, the Company purchased equipment and furniture to accommodate the moves. The uses of cash in investing activities for fiscal year 1997 consisted primarily of the purchases of property and equipment of approximately $2.4 million and the payment for purchases of acquisitions, net of cash acquired, of $4.3 million.

Cash of $796,000 was used in financing activities during fiscal year 1998 due primarily to an advance made by the Company to the former sole shareholder of RapidFire under its agreement to loan up to $1.5 million, which debt matures October 31, 2005 and bears interest at 5.0% per annum. Cash of $69.2 million was provided by financing activities during the fiscal year 1997 due to the issuance of common stock in the initial public offering and follow-on offering offset by the repayment of the Company's outstanding indebtedness noted above.


YEAR 2000 COMPUTER MATTER

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, invoices sent, or engage in similar normal business activities.

The Company is in the process of conducting a business risk assessment of its information technology systems. The Company will develop remediation plans for such information technology systems if its business risk assessment indicates such is warranted. All costs associated with analyzing the Year 2000 Issue or making conversions to existing systems are being expensed as incurred. Management presently believes that the costs to modify its information technology infrastructure to be Year 2000 compliant will not have a material adverse impact to its financial condition or results of operations during any quarterly or annual reporting period.

The Company is planning formal communications with all of its significant suppliers of goods and services to determine the extent to which the Company's operations and systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company's operations and systems rely will be timely converted and would not have an adverse effect on the Company's systems or results of operations.

The Company will utilize predominantly internal resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project by June 30, 1999, which is prior to any anticipated impact on its operating systems.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for the future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.


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

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

   (a) Exhibits.

       The following exhibits are filed with this Report:
          27.1   Financial Data Schedule

   (b) Reports to be filed on Form 8-K

       No reports on Form 8-K were filed during the quarter ended
       September 30, 1998

                                       RADIANT SYSTEMS, INC

Dated:    November 13, 1998                By: /s/ John H. Heyman
        ---------------------                  -------------------
                                               John H. Heyman, Executive
                                               Vice President and Chief
                                               Financial Officer

                                 EXHIBIT INDEX


Exhibit Number             Description of Exhibit
_____________              ------------------------

   27.1                    Financial Data Schedule