Form 10-K
period 1998-12-31
RADIANT SYSTEMS INC
filed 1999-03-31
CIK 845818

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                        _____________________

                              FORM 10-K
                        _____________________

   Annual Report Pursuant to Section 13 or 15(d) of the Securities
                        Exchange Act of 1934
             For the fiscal year ended December 31, 1998

                   ______________________________

                     Commission File No. 0-22065

                        RADIANT SYSTEMS, INC.

                        A Georgia Corporation
            (IRS Employer Identification No. 11-2749765)
                       3925 Brookside Parkway
                      Alpharetta, Georgia 30022
                           (770) 576-6000

           Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                                None

           Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

                     Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [CHECK MARK]      No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (9,091,768 shares) on March 17, 1999 was approximately $85,803,561 based on the closing price of the registrant's common stock as reported on The Nasdaq Stock Market on that date. For the purposes of this response, officers, directors and holders of 10% or more of the registrant's common stock are considered to be affiliates of the registrant at that date.

The number of shares outstanding of the registrant's Common Stock, as of March 15, 1999: 16,131,150 shares of no par value Common Stock.

                 DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement to be delivered to the shareholders in connection with the Annual Meeting of the Shareholders to be held on May 14, 1999 are incorporated by reference in response to Part III of this Report.

                               PART I

Item 1.   Business.

General

Radiant Systems, Inc. (the "Company" or "Radiant") provides enterprise-wide technology solutions to the retail industry.
The Company offers fully integrated retail automation solutions including point of sale systems, consumer-activated ordering systems, back office management systems and headquarters-based management systems. The Company's products enable retailers to interact electronically with consumers, capture data at the point of sale, manage site operations and logistics and communicate electronically with their sites, vendors and credit networks. In addition, the Company offers system planning and design services that tailor the automation solution to each retailer's specifications, as well as implementation services to facilitate installation of the Company's products.

Certain retail markets require many of the same product features and functionality. As a result, the Company believes it can continue to leverage its existing technology across various retail markets with limited incremental product development efforts.

The Company operates through two primary reportable segments (i) Global Solutions and (ii) Regional Solutions. Although both groups provide enterprise-wide technology solutions to the retail industry, the distinguishing factor between them is primarily size of the clients served and the nature of the services performed. Global Solutions' clients tend to be clients with greater than fifty owned and operated sites, while Regional Solutions' clients typically have less than fifty owned and operated sites. Additionally, the purchasing behavior of the Global Solutions' clients is typically characterized by the use of fewer, larger contracts. These contracts typically involve longer negotiating cycles, and often require the dedication of substantial amounts of working capital and other resources. See Note 12 to the Company's consolidated financial statements for certain financial information relating to these two segments.

In May 1997, the Company completed the acquisitions of Restaurant Management and Control Systems, Inc. ("ReMACS"), based in Pleasanton, California, and RSI Merger Corporation (d.b.a.Twenty/20 Visual Systems) ("Twenty/20"), based in Dallas, Texas. ReMACS is a leading provider of back office management systems for clients in the food service industry with over 8,000 installed or licensed sites. Twenty/20 is a provider of point of sale and table management systems for full-service restaurants.

In October 1997, the Company acquired RapidFire Software, Inc. ("RapidFire Software") and EquiLease Financial Services, Inc. ("EquiLease") (collectively "RapidFire") based in Hillsboro, Oregon. RapidFire Software is a leading provider of point of sale systems to the pizza industry and other delivery restaurants, with installations in over 2,000 food service sites nationwide. EquiLease provides lease financing to certain clients of RapidFire.

In November 1997, the Company completed its acquisition of Logic Shop, Inc. ("Logic Shop"), based in Atlanta, Georgia. Logic Shop is a leading provider of management software to the convenient automotive service center market, with over 1,500 sites installed.

The Company originally was incorporated under the laws of the state of New York on August 1, 1985 and was subsequently reincorporated under the laws of the state of Georgia on October 27, 1995. The name of the Company was changed to Radiant Systems, Inc. from Softsense Computer Products, Inc. on November 13, 1996.

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

For many types of retailers, however, this type of automation did not make economic or business sense. In particular, merchants with a large number of relatively small sites, such as convenience stores, petroleum retailers, convenient automotive service centers, food service and entertainment venues, generally have not been able to cost-effectively develop and deploy sophisticated, enterprise-wide information systems. Economic and standardization problems for these markets are exacerbated by the fact that many sites operate as franchises, dealerships or other decentralized ownership and control structures. Without an investment in technology, these retailers continue to depend on labor and paper to process transactions. Management believes that high labor costs, lack of centralized management control of remote sites and inadequate informational reporting, together with emerging technology trends, have caused many of these retailers to reexamine how technology solutions can benefit their operations.

A large number of retail sites face these challenges. At the end of 1998, there were more than 95,700 convenience stores nationwide, while the cinema industry had approximately 29,500 screens at 5,100 sites nationwide. As of June 1998, the food service industry had over 487,000 domestic units, of which approximately 210,000 were classified as quick service restaurants ("QSR"). Typically, the existing systems in these industries consist of stand-alone devices such as cash registers or other point of sale systems with little or no integration with either the back office of the site or an enterprise-wide information system. Implementation of systems providing this functionality typically involves multiple vendors and an independent systems integration firm. The resulting proprietary solutions are often difficult to support and have inherently high risks associated with implementation. Management believes that technology solutions that are highly functional and scalable, relatively inexpensive and easy to deploy are critical for successful implementation in these retail markets.

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

Recent trends in the retailing industry have accelerated the need for enterprise-wide information and have heightened demand for integrated retailing systems. Based in part upon industry association reports and other studies, as well as the Company's experience in marketing its products, the Company believes consumer preferences have shifted away from retailer loyalty toward value and convenience, creating a greater need for timely data concerning consumer buying patterns and preferences. Management also believes that convenient consumer-activated ordering and payment systems, such as ATMs, voice response units and "pay at the pump" systems, have become important to retailers who wish to retain and build a client base. Additionally, retailers can improve operational and logistical efficiencies through better management of inventory, purchasing, merchandising, pricing, promotions and shrinkage control. Management believes that the constant flow of information among the point of sale, the back office, headquarters and the supply chain has become a key competitive advantage in the retail industry, causing retailers to demand more sophisticated, integrated solutions from their systems vendors.

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

A five segment diagram presenting in brief form the principal features and functions of the Company's primary technology solutions and services. The diagram includes the text:


CONSUMER-ACTIVATED
Touch Screen Interactive
Video, Graphics, Audio
Credit/Cash Payment
Compact, Enclosed Terminals
Suggestive Selling

HEADQUARTERS
Executive Information
Electronic Price Book
Vendor EDI
Centralized Menu Management
Decision Support Systems

POINT OF SALE
Touch Screen Interactive
Transaction Auditing
Credit Processing
Data Capture
Peripheral Integration
Cash Reconciliation
Table Management

BACK OFFICE
Inventory Control
Vendor Management
Purchasing/Receiving
Employee Management
Recipe Management
Menu Management

SERVICES
Consulting
Training
Maintenance
Technical Support
Integration
Installation


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

     Improved client service. The Company's consumer-activated ordering systems permit clients to place their own orders, answer surveys and electronically communicate with the retailer. These systems can improve client service, reduce site labor costs and, through automating suggestive selling concepts, help the retailer implement revenue enhancement opportunities.

Company Strategy

The Company's objective is to be the leading worldwide provider of enterprise-wide technology solutions to the retail markets it serves. The Company is pursuing the following strategies to achieve this objective:

     Expand existing position in selected markets. The Company believes that it is in a strong position to expand its current market share in the convenience store, food service, entertainment and convenient automotive service center markets due to its highly functional solutions and its practical experience in deploying and implementing retail solutions. The Company has experience integrating all aspects of its solutions into existing retail technology infrastructures. In particular, the Company has developed interfaces with a number of the widely used electronic information and payment networks, including networks of certain major petroleum retailers. The Company continues to develop interfaces to credit networks of additional major petroleum retailers, which if certified, will allow the Company access to a large number of potential sites.

     Introduce new products to current markets. The Company has introduced a variety of new products and services since the beginning of 1996, including consumer-activated systems, a headquarters-based, enterprise-wide management system, Decision Support System ("DSS"), a Windows NT version of its local site-based products, consulting services and its multimedia networking platform. During 1998, the Company began developing Lighthouse, its next generation software technology. Management believes its Lighthouse generation of software products, which leverages both Microsoft Windows CE and NT operating systems, represents an innovative platform based on open, modular software and hardware architecture and offers increased functionality and stability compared to other open systems in the marketplace at a lower total costs of ownership. Additionally, the Company continues to review products and solutions utilizing the Internet.

     Continue to develop sales and services infrastructure. To meet the anticipated requirements of growth in its business, the Company intends to continue expanding its direct sales force and its professional services organization.

     Expand markets for the Company's solutions. The Company believes that its core technology and solutions are applicable to a variety of retail markets. The Company has made five acquisitions in the food service and entertainment markets, which combined with its existing systems and technology, will enable it to broaden its presence in these markets.

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

     Make strategic acquisitions. The Company has accelerated its entry into new vertical markets through acquisitions and joint venture arrangements. Although the Company had no acquisitions in 1998, to the extent the Company believes acquisitions can better position it to serve its markets or penetrate others, it will pursue such opportunities.

Retail Markets

To date, the Company's product applications have been focused toward the convenience store, food service, entertainment and convenient automotive service center markets, as these markets require many of the same product features and functionality. The Company believes it can continue to leverage its existing technology across these and other retail markets with limited incremental product development efforts.

     Convenience Store Market

In the United States, there currently are approximately 95,700 convenience store sites, which derive a significant portion of revenues from selling products other than gasoline. Additionally, the Company believes that the international convenience store market represents a substantial opportunity for its solutions. Management believes that the industry is currently under-invested in technology. Only 28.0% of the industry's retail sites use scanning equipment, compared to grocery stores, which have implemented scanning at approximately 90.0% of their locations.

The Company thus believes that the demand for the Company's solutions in the convenience store market for the foreseeable future will remain strong. This demand is fueled in part by the fact that many convenience store operators are finding that their consumers prefer "pay at the pump" systems, and many operators are upgrading their POS systems to interface with these consumer-activated systems. Approximately 37.0% of convenience stores currently utilize pay at the pump technology. Implementing this technology requires a site to upgrade its system for controlling and managing fuel sales.
Management believes that installation of pay at the pump systems will remain strong for the foreseeable future, encouraging additional investment in store automation. Management also believes that based on technology in recent years, and the positive return on investment associated with the Company's solutions, demand for new technology will remain from both new and existing clients.

     Food Service Market

The domestic food service market includes approximately 487,000 sites as of June 1998. Restaurants increasingly require sophisticated systems which integrate with evolving headquarters information systems and enable more timely and accurate management of site operations. At the site, managers seek real time information access and management systems that permit employees to increase the speed and accuracy with which they take an order, prepare the food, and fill the order, often accommodating numerous concurrent consumer orders at multiple table-top, counter-top and drive-through locations. Managers at all levels are seeking solutions to better manage menu and pricing functions, optimizing profitability and inventory management. The market for automated information and transaction systems for restaurants is typically more advanced than in the convenience store, convenient automotive service center and entertainment markets but is highly fragmented and includes a large number of proprietary, closed systems.

     Entertainment Market

The domestic cinema industry is concentrated, with the top six chains operating approximately 44.0% of the cinema screens. In addition to increasing screens per site, "megaplexes" have evolved, which combine restaurants, movies and other forms of entertainment in one facility. There are approximately 29,500 cinema screens in the United States. These screens are operated at approximately 5,000 sites, with recent trends emphasizing more screens per site. While cinema sites typically are operated in a decentralized manner, the Company believes cinema operators are focused on implementing cost controls from headquarters.

     Convenient Automotive Service Center Market

The convenient automotive service center market includes quick oil change centers, full service car washes and various repair centers.
In the United States, there currently are approximately 15,000 quick oil change centers and approximately 7,000 full service car washes. The Company believes that the international automotive service center market also represents a substantial opportunity for its solutions, as well as various repair centers such as transmission and clutch specialty shops and tire stores.

Retail Products

While the Company believes that its core technology may be adapted to provide solutions to a variety of markets, it has concentrated its efforts to date in the convenience store, food service, entertainment and convenient automotive service center markets. The Company's principal products, sales and marketing efforts, clients and competitors are discussed below for these markets. The Company markets a variety of products and services as part of its strategy to serve as an integrated solutions provider. From consumer-activated ordering solutions to feature-rich, highly functional point of sale and back office systems tied into headquarters through advanced client/server software, the Company's enterprise-wide solutions interact with the consumer, site employees and management and the senior management of a retailer's operations. To help retailers optimize the impact these systems have on their operations, the Company also offers a wide array of consulting, training and support services provided by experienced professionals. The Company further provides "ruggedized" hardware systems designed to cope with harsh retailing environments.

     Consumer-Activated Ordering Systems

Within each of the markets the Company serves, the trend towards more focused client service and less favorable labor demographics has created a demand for consumer-activated ordering systems. In response, the Company has developed an easy to use, consumer-activated system which allows a consumer to preview movies and purchase tickets or place a food order, pay with a plastic card and make inquiries and view promotions through the use of a touch screen application. The software development environment and authoring tools allow various media, such as video clips, logos, pictures and recordings, to be quickly integrated into a consumer-friendly application.

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

Point of Sale Systems

The Company offers a variety of point of sale products which can be licensed as modules or as a complete system. These point of sales products are comprehensive solutions that allow retailers to process transactions and capture data, as well as manage other front office operations. The products feature a touch screen interface, user-friendly applications and flexibility in set-up and configuration to accommodate operational variables at each sites. They are based on an open architecture and run on either the Windows NT or Windows CE platform and other operating systems. The applications may support multiple point of sale terminals and a separate back office system and are upgradable so that clients can phase in their investment with additional hardware and software modules. The products offer clients scalability, such that the same application can be run in chains with widely varying numbers and sizes of sites; yet the enterprise solution remains consistent and supportive of each site.

     Back Office Management Systems

Back office software provides various types of retail operators with the capabilities to manage employees and inventory, schedule labor, automate daily reports, analyze costs and forecast results. Additionally, this system provides the means for retailers to readily gather point of sale and management information including real-time sales monitoring. The Company's back office management systems were developed with a user friendly, graphical interface and are based on open architecture.

     Headquarters-Based Management Systems

Headquarters-based management systems permit retailers to manage individual sites from headquarters. This client/server based software application allows retailers to better manage multiple sites. The following is a summary of the features and functionality of the Company's headquarter's application:

     [BULLET] Price book-allows retailers to set prices for products in a timely manner on a site-by-site, zone-by-zone or system wide basis. Price book also allows retailers to target prices based on a variety of different factors, including markups based on cost, gross margins, and target margins.

     [BULLET] Site configuration and management-allows retailers to define and control the parameters of site operations, such as prohibiting clerks from authorizing fuel dispensing without prepayment.

     [BULLET] Fuel management-allows retailers to manage fuel inventory movement and pricing. Such features allow management to define and regulate site pricing and strategies, including responding to price changes at competitors' sites.

     [BULLET] Decision Support System ("DSS")-supports headquarters analysis of site operations, such as sales vs. cost analysis,sales vs. budget analysis, labor productivity analysis and category management analysis. DSS also facilitates "what if" analyses, allowing retailers to incorporate and ascertain the sensitivities of operational variables such as price, cost and volume.

     [BULLET] Electronic Data Interchange-supports the routing and analysis of purchase orders and vendor invoices.

The Company believes that its headquarters-based product is one of the most functional and comprehensive headquarters management applications widely marketed to various retail chains. The product is built with state of the art software tools and is flexible and expandable based on application architecture and database structure. The application is written in PowerBuilder, and the database, Microsoft SQL Server, is highly scalable. The user interface is intuitive and easy to use.

To provide food service, entertainment and convenient automotive service center operators with additional information and functionality at headquarters, the Company, through its Lighthouse suite of products, plans to combine certain features and functions of its convenience store headquarters-based product with the food service, entertainment and convenient automotive service center product lines. See "-- Product Development".

Sales and Marketing

Through a dedicated sales effort designed to address the requirements of different retail operators, the Company believes its sales force is positioned to understand its clients' businesses, trends in the marketplace, competitive products and opportunities for new product development. This allows the Company to take a consultative approach to working with clients.

The Company has a staff of personnel focusing on selling its solutions to major clients, both domestically and internationally. All sales personnel are compensated with a base salary and commission based on revenue quotas, gross margins and other profitability measures.

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

Clients

Clients who have selected the Company as their technology solutions provider operate over 22,000 sites. As of December 31, 1998, the Company has installed its technology solutions in over 13,000 of these sites. In 1998, one client, Speedway SuperAmerica, LLC, formerly Emro Marketing Company, accounted for 10.3% of the Company's total revenues. In 1997, three clients accounted for 36.4% of the Company's total revenues, as follows: Speedway SuperAmerica, LLC, formerly Emro Marketing Company (12.8%), Ultramar Diamond Shamrock Corporation (12.2%) and Conoco, Inc. (11.4%). During 1996, four clients accounted for greater than 10.0% of the Company's total revenues, as follows:
Ultramar Diamond Shamrock Corporation (21.5%), Loews Theatre Management Corp. (13.8%), Emro Marketing Company (13.2%), and Sheetz, Inc. (11.7%).

The following is a partial list of major clients who have licensed or purchased the Company's products and services:

Advantica Restaurant Group, Inc.
BP Amoco, p.l.c.
Boston Chicken, Inc.
Chick-fil-A, Inc.
Compass Group USA, Inc.
Conoco, Inc.
General Cinema Theatres, Inc.
Loews Cineplex Entertainment Corporation
MAPCO, Inc.
Marsh Supermarkets, LLC
National Amusements, Inc.
Q-Lube, Inc.
Regal Cinemas, Inc.
Ruby Tuesday, Inc.
Souper Salad, Inc.
Speedway SuperAmerica, LLC, formerly Emro Marketing Company
The Neiman Marcus Group, Inc.
Tricon Restaurant Services Group, Inc.
Tosco Corporation
Ultramar Diamond Shamrock Corporation
VICORP Restaurants, Inc.


Competition

In marketing its technology solutions, the Company faces intense competition, including internal efforts by potential clients. The Company believes the principal competitive factors are product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with other systems.

Within the markets it serves, the Company believes it is the only integrated technology solution provider of point of sale, back office and headquarters-based management systems. Within these product lines, the Company faces intense levels of competition from a variety of competitors. International Business Machines, Inc., NCR Corporation, Verifone, Inc. a subsidiary of Hewlett Packard Company, Dresser Industries, Inc., Gilbarco, Inc., Point of Sale Limited, Stores Automated Software, Inc., Pacer/CATS, a subsidiary of USA Networks, Inc., MovieFone, Inc., Micros Systems, Inc., Par Technology Corp. and others provide point of sale systems with varying degrees of functionality. Back office and headquarters client/server software providers include The Software Works!, Professional Datasolutions Inc., SAP AG and JDA Software Group, Inc. In addition, the Company faces additional competition from systems integrators who offer an integrated technology solutions approach by integrating other third party products.

The Company believes there are barriers to entry in the market for convenience store automation solutions. The Company has invested a significant amount of time and effort to create the functionality of its consumer-activated point of sale and back office headquarters-based management systems. The Company believes that the time required for a competitor to duplicate the functionality of these products is substantial and would require detailed knowledge of a retailer's operations at local sites and headquarters. Also, developing a credit card network interface often can take an additional six to nine months, as the certification process can be time consuming. Moreover, the major petroleum companies are extremely selective about which automation system providers are permitted to interface to their credit networks. As of March 15, 1999, the Company was certified on eight credit networks, and it currently has initiated the process to become certified on three other major petroleum company credit networks.

Professional Services

The integration, design, implementation, application and installation of technology solutions are critical to the Company's ability to effectively market its solutions. The Company's Radiant Solutions Group provides these services to its clients. The following is a summary of some of the professional services the Company provides:

     Consulting. Business consultants, systems analysts and technical personnel assist retailers in all phases of systems development, including systems planning and design, client-specific configuration of application modules and on-site implementation or conversion from existing systems. Directors in the Company's consulting organization typically have significant consulting or retail technology experience. The Company's consulting personnel undergo extensive training in retail operations and the Company's products. Consulting services typically are billed on a per diem basis.

     Customization. The Company provides custom application development work for clients billed on a project or per diem basis. Such enhancements remain the property of the Company.

     Training. The Company has a formalized training program available to its clients, which is provided on a per diem rate at the Company's offices or at the client's site.

     Integration. Typically, as part of its site solution, the Company integrates standard PC components for its clients. This is done as part of the overall technology solution for the clients to maximize the quality of the overall site solution and to provide the clients with a system that is easy to support over the long term.

The market for the Company's professional services is intensively competitive. The Company believes the principal competitive factors are the professional qualifications, expertise and experience of individual consultants. In the market for professional services, the Company competes with the consulting divisions of the big five accounting firms, Electronic Data Systems, Inc., International Business Machines, Inc. and other systems integrators.

Maintenance and Client Support

The Company offers client support on a 24-hour basis, a service that historically has been purchased by a majority of its clients and also entitles the client to product upgrades. In some cases, hardware support is provided by third parties. The Company can remotely access its clients' systems in order to perform quick diagnostics and provide on-line assistance. The annual support option is typically priced at a percentage of the software and hardware cost.

Product Development

The Company's product development strategy is focused on creating common technology elements that can be leveraged in applications across various vertical retail markets. The Company's software architecture is based on open platform and is modular allowing it to phased into a retailer's operations. The Company has developed numerous applications running on a Windows NT platform. The software architecture incorporates Microsoft's Component Object Model, providing an efficient environment for application development.

Throughout the course of 1997 and 1998, Radiant Systems entered additional retail markets facilitated primarily through the acquisition of several companies and product offerings. Combined with its existing products, the Company began developing, marketing, deploying and supporting a variety of products. As a result, during 1998 the Company's management determined that significant internal cost efficiencies and increased market appeal could be obtained through the consolidation of its legacy products into a single family of products, Lighthouse. This consolidation effort integrated the best business and technical knowledge from multiple markets.

The Company is now developing and plans to market a single family of products that serves the needs of multiple marketplaces. Management believes the Lighthouse family of products will uniquely position the Company to serve the needs of retailers who cross business segments (i.e., a convenience store or cinema with a fast food operation), further differentiating the Company's systems from those of its competitors and allowing the Company to significantly reduce future development and support costs.

Proprietary Rights

The Company's success and ability to compete is dependent in part upon its proprietary technology, including its software source code. To protect its proprietary technology, the Company relies on a combination of trade secret, nondisclosure, copyright and patent law, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although the Company relies on the limited protection afforded by such intellectual property laws, it also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable maintenance are essential to establishing and maintaining a technology leadership position. The Company presently has one patent and one patent pending. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. The Company generally enters into confidentiality or license agreements with its employees, consultants and clients and generally controls access to and distribution of its software, documentation and other proprietary information. Although the Company restricts the use by the client of the Company's software and does not permit the re-sale, sublicense or other transfer of such software, there can be no assurance that unauthorized use of the Company's technology will not occur.

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

Employees

As of December 31, 1998 the Company employed 650 persons. None of the Company's employees is represented by a collective bargaining agreement nor has the Company experienced any work stoppage. The
Company considers its relations with its employees to be good.

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

Forward-Looking Statements

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. See "-Risk Factors".

Risk Factors

In addition to the other information contained in this Report, the following risks should be considered carefully in evaluating the Company and its business.

History of Operating Losses. The Company incurred net losses of $3.4 million, $19.5 million and $2.2 million for fiscal years 1998, 1997 and 1996, respectively. There can be no assurance that the Company will be able to achieve profitability for fiscal 1999 and beyond. The Company anticipates that completing its products under development, and marketing existing products and new releases will require substantial expenditures. Accordingly, an investment in the Common Stock is extremely speculative in nature and involves a high degree of risk.

Management of Growth. The growth in the size and complexity of the Company's business and the expansion of its product lines and its client base will place a significant strain on the Company's management and operations. An increase in the demand for the Company's products could strain the Company's resources or result in delivery problems, delayed software releases, slow response time, or insufficient resources for assisting clients with implementation of the Company's products and services, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company anticipates that continued growth, if any, will require it to recruit, hire and assimilate a substantial number of new employees, including consulting, product development, sales and marketing personnel.

The Company's ability to compete effectively and to manage future growth, if any, also will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force, particularly its direct sales force and consulting services organization. There can be no assurance that the Company will be able to manage any future growth, and any failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

The Company's ability to undertake new projects and increase revenues is dependent on the availability of the Company's personnel to assist in the development and implementation of the Company's technology solutions. The Company currently is attempting to increase consulting capacity in anticipation of future sales. Should the Company increase its consulting capacity and such sales fail to materialize, the Company's business, operating results and financial condition would be adversely affected.

Growth Through Acquisition. As part of its operating history and growth strategy, the Company has consummated and may seek to consummate the acquisition of other businesses. In the future, the Company may continue to seek acquisition candidates in selected markets and from time to time engages in exploratory discussions with suitable candidates. There can be no assurance, however, that the Company will be able to identify and acquire targeted businesses or obtain financing for such acquisitions on satisfactory terms. The process of integrating acquired businesses into the Company's operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management attention. In particular, the integration of acquired technologies with the Company's existing products could cause delays in the introduction of new products. In connection with future acquisitions, the Company may incur significant charges to earnings as a result of, among other things, the write-off of purchased research and development. For instance, in the second quarter of 1997, the Company recorded one-time accounting charges of approximately $30.1 million for the write-off of purchased research and development and compensation expense in connection with its 1997 acquisitions. Future acquisitions may be financed through the issuance of Common Stock, which may dilute the ownership of the Company's shareholders, or through the incurrence of additional indebtedness. Furthermore, there can be no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of making acquisitions or making suitable acquisitions unattainable.

Fluctuations in Quarterly Operating Results. The Company has experienced and expects to continue to experience quarterly fluctuations in its operating results. The Company's revenue growth over the past several years should not be taken as indicative of the rate of revenue growth, if any, that can be expected in the future. The Company believes that period-to-period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. Moreover, a significant portion of the Company's quarterly revenues has been derived from a limited number of clients in the convenience store market. The Company currently anticipates that this trend will continue. With a limited number of clients, fluctuations in their purchasing patterns resulting from budgeting or other considerations can have a significant effect on the Company's quarterly results. For example, in 1998 a number of factors impacted the Company's revenue growth and operating results, including the fact that several of the Company's larger clients were involved in mergers and acquisitions which, for a variety of reasons, interrupted or delayed roll outs of the Company's products. In addition, the purchasing behavior of the Company's largest clients became increasingly characterized by the use of fewer, larger contracts. These contract typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general require costs that may substantially precede recognition of associated revenues. Any significant cancellation or deferral of client orders could also have a material adverse effect on the Company's operating results in any particular quarter.

The introduction of new research and development projects requires the Company to significantly increase its operating expenses to fund greater levels of product development and to develop and commercialize additional products and services. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition may be materially and adversely affected.

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the level of usage of computer-based and consumer-activated products and services, the size and timing of individual client orders, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, technical difficulties with respect to the use of computer-based products and services developed by the Company, general economic conditions and economic conditions specific to the computer, convenience store, restaurant and entertainment markets. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition.

Due to all of the foregoing factors, in some future quarters the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected.

Industry Concentration and Cyclicality. Greater than 50.0% of the Company's total revenue in both 1998 and 1997 was related to the convenience store market, which is dependent on the domestic and international economy. The convenience store market is affected by a variety of factors, including global and regional instability, governmental policy and regulation, natural disasters, consumer buying habits, consolidation in the petroleum industry, war and general economic conditions. Adverse developments in the convenience store market could materially affect the Company's business, operating results and financial condition. In addition, the Company believes the purchase of its products is relatively discretionary and generally involves a significant commitment of capital, because purchases of the Company's products are often accompanied by large scale hardware purchases. As a result, although the Company believes its products can assist convenience stores in a competitive environment, demand for the Company's products and services could be disproportionately affected by instability or downturns in the convenience store market which may cause clients to exit the industry or delay, cancel or reduce planned expenditures for information management systems and software products.

Concentration of Clients. The Company sells systems and services to a number of major clients. During 1998, approximately 30.6% of the Company's revenue were derived from six clients. During 1997, approximately 36.4% of the Company's total revenues were derived from three clients. During 1996, approximately 60.2% of the Company's total revenues were derived from four clients. There can be no assurance that the loss of one or more of these clients will not have a material adverse effect on the Company's business, operating results and financial condition.

New Product Development and Rapid Technological Change. The Company has a substantial ongoing commitment to research and development. In this regard, the Company is currently designing, coding and testing a number of new products and developing expanded functionality of its current products that will be important for the Company to remain competitive. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the rapidly evolving market for computer-based products and services. To address these risks, the Company must, among other things, continue to respond to competitive developments; attract, retain and motivate qualified personnel; implement and successfully execute its sales strategy; develop and market additional products and services in present and future markets; upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks.


The types of products sold by the Company are subject to rapid and continual technological change. Products available from the Company, as well as from its competitors, have increasingly offered a wider range of features and capabilities. The Company believes that in order to compete effectively in selected vertical markets, it must provide compatible systems incorporating new technologies at competitive prices. There can be no assurance that the Company will be able to continue funding research and development at levels sufficient to enhance its current product offerings or will be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of clients. There can also be no assurance that the Company will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in its existing markets or that its new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of Company products in new markets, nor can there be any assurance as to the success of the Company's penetration of these markets, or to the revenue or profit margins with respect to these products. The inability of the Company, for any reason, to develop and introduce new products and product enhancements in a timely manner in response to changing market conditions or client requirements could materially adversely affect the Company's business, operating results and financial condition.

In addition, the Company strives to achieve compatibility between the Company's products and retail systems the Company believes are or will become popular and widely adopted. The Company invests substantial resources in development efforts aimed at achieving such compatibility. Any failure by the Company to anticipate or respond adequately to technology or market developments could materially adversely affect the Company's business, operating results and financial condition.


Competition. The market for retail information systems is intensely competitive. The Company believes the principal competitive factors in such market are product quality, reliability, performance and price, vendor and product reputation, financial stability, features and functions, ease of use and quality of support. A number of companies offer competitive products addressing certain of the Company's target markets. See "-Competition". In addition, the Company believes that new market entrants may attempt to develop fully integrated systems targeting the retail industry. In the market for consulting services, the Company competes with the consulting divisions of the big five accounting firms, Electronic Data Systems, Inc. and other systems integrators. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Key Personnel; Ability to Attract and Retain Technical Personnel. The Company's future success depends in part on the performance of its executive officers and key employees. The Company does not have in place employment agreements with any of its executive officers. The Company maintains a $1.0 million "key person" life insurance policy on each of Erez Goren and Alon Goren, the Chief Executive Officer and Chief Technology Officer, respectively, of the Company. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results and financial condition of the Company.

The Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled engineers involved in ongoing product development and consulting personnel who assist in the development and implementation of the Company's total business solutions. The market for such individuals is intensely competitive. Due to the critical role of the Company's product development and consulting staffs, the inability to recruit successfully or the loss of a significant part of its product development or consulting staffs would have a material adverse effect on the Company. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company will be able to retain its current personnel, or that it will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results and financial condition.

Dependence on Proprietary Technology. The Company's success and ability to compete is dependent in part upon its ability to protect its proprietary technology. The Company relies on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect this proprietary technology. The Company enters into confidentiality and non-compete agreements with its employees and license agreements with its clients and potential clients which limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

Certain technology used in conjunction with the Company's products is licensed from third parties, generally on a non-exclusive basis. The termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources, and any required replacement licenses could prove costly. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all.

Ownership by Management. The Company's executive officers collectively own approximately 43.5% of the outstanding Common Stock. Consequently, together they will continue to be able to exert significant influence over the election of the Company's directors, the outcome of most corporate actions requiring shareholder approval and the business of the Company.

Volatility of Market Price for Common Stock; Absence of Dividends.
The market price for the Company's Common Stock has experienced substantial price volatility since its initial public offering in February 1997 and such volatility may occur in the future. Quarterly operating results of the Company or of other companies participating in the computer-based products and services industry, changes in conditions in the economy, the financial markets of the computer products and services industries, natural disasters or other developments affecting the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology stocks in particular and that have often been unrelated or disproportionate to the operating performance of these companies. For the foreseeable future, it is expected that earnings, if any, generated from the Company's operations will be used to finance the growth of its business, and that no dividends will be paid to holders of the Common Stock.

Anti-Takeover Provisions. The Company's Amended and Restated Articles of Incorporation authorize the Board of Directors to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of the preferred stock without further vote or action by the Company's shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. While the Company has no present intention to issue additional shares of preferred stock, such issuance, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, certain provisions of the Company's Articles of Incorporation and Bylaws may discourage proposals or bids to acquire the Company. This could limit the price that certain investors might be willing to pay in the future for shares of Common Stock. The Company's Articles of Incorporation divide the Board of Directors into three classes, as nearly equal in size as possible, with staggered three-year terms. One class will be elected each year. The classification of the Board of Directors could have the effect of making it more difficult for a third party to acquire control of the Company. The Company is also subject to certain provisions of the Georgia Business Corporation Code which relate to business combinations with interested shareholders.

Item 2.  Properties.

The Company's principal facility occupies approximately 107,000 square feet in Alpharetta, Georgia, under a ten year lease agreement. The lease agreement expires in October 2007.

In November 1997, the Company signed a five-year lease to house the Integration and Client Support Operations. The building, also in Alpharetta, Georgia, is approximately 102,000 square feet. The Company also has regional offices in Pleasanton, California and Hillsboro, Oregon.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter ended December 31, 1998 to a vote of security holders of the Company.

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

The Common Stock has traded on The Nasdaq Stock Market under the symbol "RADS" since the Company's initial public offering on February 13, 1997. Prior to that time, there was no public market for the Common Stock. The following table sets forth the high and low sale prices per share for the Common Stock for the periods indicated as reported by The Nasdaq Stock Market.

Year ended December 31, 1997                    High              Low
--------------------------------------       ---------         --------
First Quarter (from February 13, 1997)       $  14 1/8         $  8 1/4
Second Quarter                                  26 1/4            7
Third Quarter                                   27               18 1/2
Fourth Quarter                                  29 3/8           17 3/4

Year ended December 31, 1998                   High              Low
--------------------------------------       ---------         --------
First Quarter                                $  28 5/8         $16
Second Quarter                                  25 11/16        13 5/8
Third Quarter                                   14 7/8           3 13/16
Fourth Quarter                                   8 5/16          5

As of March 16, 1999, there were 226 holders of record of the Common Stock. Management of the Company believes that these are in excess of 400 beneficial holders of its Common Stock.

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

Item 6.  Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data of the Company for the periods indicated, which data has been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company as of, and for each of the years in the five-year period ended December 31, 1998, have been audited by Arthur Andersen LLP, independent public accountants. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the notes thereto included elsewhere herein.

                                                                                 Year Ended December 31,
                                                            -----------------------------------------------------------
(in thousands, except per share data)                         1998          1997          1996        1995        1994
                                                            --------      --------      -------     -------     -------
Statement of Operations Data:
Revenues:
     System sales                                           $ 59,400      $ 66,798      $35,888     $14,078     $13,529
     Client support, maintenance and other services           23,535        11,205        5,055       1,804         919
                                                            --------      --------      -------     -------     -------
          Total revenues                                      82,935        78,003       40,943      15,882      14,448
Cost of revenues:
     System sales                                             28,877        34,019       22,270       9,863       9,459
     Client support, maintenance and other services           20,288        10,298        5,465       2,300       1,208
                                                            --------      --------      -------     -------     -------
          Total cost of revenues                              49,165        44,317       27,735      12,163      10,667
                                                            --------      --------      -------     -------     -------
Gross profit                                                  33,770        33,686       13,208       3,719       3,781
Operating expenses:
     Product development                                      11,199         6,897        3,328       1,640         984
     Sales and marketing                                      11,730         5,819        1,487         607         470
     Depreciation and amortization                             4,665         2,384          948         583         178
     Acquisition and other non-recurring charges               1,276        30,086        3,930          --          --
     General and administrative                               12,360         9,059        5,664       2,990       2,243
                                                            --------      --------      -------     -------     -------
Loss from operations                                          (7,460)      (20,559)      (2,149)     (2,101)        (94)
Interest (income)expense, net                                 (1,800)         (989)         712         166          82
Minority interest in earnings of PrysmTech                        --            --          628          --          --
Other income                                                      --            --           --        (406)         --
                                                            --------      --------      -------     -------     -------
Loss before income taxes and extraordinary item               (5,660)      (19,570)      (3,489)     (1,861)       (176)
Income tax benefit(1)                                         (2,265)         (212)      (1,333)       (709)        (61)
Extraordinary item, net of taxes(2)                               --           131           --          --          --
                                                            --------      --------      -------     -------     -------
Net loss                                                    $ (3,395)     $(19,489)     $(2,156)    $(1,152)    $  (115)
                                                            ========      ========      =======     =======     =======
Basic loss per share:
Loss before extraordinary item                              $  (0.21)     $  (1.49)     $ (0.26)    $ (0.13)    $ (0.01)
     Extraordinary loss on early extinguishment of debt           --         (0.01)          --          --          --
                                                            --------      --------      -------     -------     -------
Total basic loss per share (3)                              $  (0.21)     $  (1.50)     $ (0.26)    $ (0.13)    $ (0.01)
                                                            ========      ========      =======     =======     =======
Diluted loss per share:
Loss before extraordinary item                              $  (0.21)     $  (1.49)     $ (0.26)    $ (0.13)    $ (0.01)
     Extraordinary loss on early extinquishment of debt           --         (0.01)          --          --          --
                                                            --------      --------      -------     -------     -------
Total diluted loss per share (3)                            $  (0.21)     $  (1.50)     $ (0.26)    $ (0.13)    $ (0.01)
                                                            ========      ========      =======     =======     =======

     Weighted average shares outstanding:
          Basic (3)                                           15,990        13,024        8,300       9,073      13,199
                                                            ========      ========      =======     =======     =======
          Diluted (3)                                         15,990        13,024        8,300       9,073      13,199
                                                            ========      ========      =======     =======     =======


                                                                                December 31,
                                                              1998          1997          1996       1995        1994
                                                            --------      --------      -------     -------     -------
Balance Sheet Data:
Working capital                                             $ 47,329      $ 57,259      $   812     $(3,664)    $(1,027)
Total assets                                                  84,166        93,515       14,616       4,235       4,818
Long-term debt and shareholder loan,
   including current portion                                   4,267         4,728        9,174         970       1,067
Shareholders' equity (deficit)                                69,245        71,021       (4,500)     (3,154)       (722)

(1) As a result of its election to be treated as an S Corporation for income tax purposes, prior to completion of its initial public offering in February 1997, the Company was not subject to federal or state income taxes. For periods prior to the termination of the S Corporation status, pro forma net income amounts include additional income tax benefits determined by applying the Company's anticipated statutory tax rate to pretax income (loss), adjusted for permanent tax differences. From February (C Corporation inception) until December 31, 1997, the Company did not record a tax benefit, primarily due to nondeductible purchased research and development costs. A tax benefit was recorded in 1998 due to the net operating loss for the year. See
     Note 6 to the consolidated financial statements.
(2) Represents loss from early extinguishment of debt, net of income tax of $82,000.
(3) In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), effective for fiscal years ending after December 15, 1997. The Company adopted the new guidelines for the calculation and presentation of earnings per share, and all prior periods have been restated.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company derives its revenues primarily from the sale of integrated systems, including software, hardware and related support and consulting services. The Company plans to increase licensing of certain of its software products on a stand-alone basis. In addition, the Company offers implementation and integration services which are billed on a per diem basis. The Company's revenues from its various technology solutions are, for the most part, dependent on the number of installed sites a client has. Accordingly, while the typical sale is the result of a long, complex process, the Company's clients usually continue installing additional sites over an extended period of time. Revenues from software and systems sales are recognized as products are shipped, provided that collection is probable and no significant post shipment vendor obligations remain. Revenues from client support, maintenance and other services are generally recognized as the service is performed.

Since November 1995, a number of events resulted in strong revenue growth for the Company. The Company developed new products, established relationships with new clients and increased sales to existing clients. The Company expanded its presence into the retail industry in November 1995 by entering into a joint venture (PrysmTech) to market enterprise-wide technology solutions to the cinema operators. On December 31, 1996, the Company purchased the remaining interest in PrysmTech. Accordingly, the operations of PrysmTech are reflected in the 1996 financial statements of the Company with a deduction for the minority interest in the earnings of PrysmTech. Continuing its growth in the retail industry, in May 1996 the Company purchased Liberty Systems International, Inc. ("LSI"), a technology solution provider to the QSR operators. To broaden its presence in the food service market, the Company acquired Restaurant Management and Control Systems, Inc. ("ReMACS") and RSI Merger Corporation d.b.a. Twenty/20 Visual Systems, Inc. ("Twenty/20"), in May 1997 and RapidFire Software, Inc. and EquiLease Financial Services, Inc. (collectively "RapidFire") in October 1997. In November 1997, the Company acquired Logic Shop, Inc. ("Logic Shop") to serve the convenient automotive service centers. During this period, the Company also expanded its sales force and continued to add management, consulting and product development personnel.

During 1998, the Company's internal reporting segments were reorganized. Most notably was the creation of the Global Solutions and Regional Solutions segments. Although both groups provide enterprise-wide technology solutions to the retail industry, the distinguishing factor between them is primarily the size of the clients served and the nature of the services performed. Global Solutions' clients tend to be clients with greater than fifty owned and operated sites, while Regional Solutions' clients typically have less than fifty owned and operated sites.

In 1998, a number of factors impacted the Company's revenue growth and operating results. Most notable was the fact that a number of the Company's larger clients were involved in mergers and acquisitions which, for a variety of reasons, interrupted or delayed roll outs of the Company's products. In addition, the purchasing behavior of the Company's largest clients became increasingly characterized by the use of fewer, larger contracts. These contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general require costs that may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, clients often demand more stringent acceptance criteria, which can also cause revenue recognition delays. The above, coupled with investments by the Company in product development and other areas of business negatively impacted operating results and contributed to losses during 1998.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operation items to total revenues:

                                                                           Year ended December 31,
                                                                      -------------------------------
                                                                       1998         1997         1996
                                                                      -------------------------------
Revenues:
     System sales                                                      71.6%        85.6%        87.7%
     Client support, maintenance and other services                    28.4         14.4         12.3
                                                                      -------------------------------
Total revenues                                                        100.0        100.0        100.0
Cost of revenues:
     System sales                                                      34.8         43.6         54.4
     Client support, maintenance and other services                    24.5         13.2         13.3
                                                                      -------------------------------
Total cost of revenues                                                 59.3         56.8         67.7
                                                                      -------------------------------
Gross profit                                                           40.7         43.2         32.3
Operating expenses:
     Product development                                               13.5          8.8          8.1
     Sales and marketing                                               14.1          7.5          3.6
     Depreciation and amortization                                      5.6          3.1          2.3
     Acquisition and other non-recurring charges                        1.6         38.6          9.6
     General and administrative                                        14.9         11.6         13.9
                                                                      -------------------------------
Loss from operations                                                   (9.0)       (26.4)        (5.2)
Interest (income) expense, net                                         (2.2)        (1.3)         1.7
Minority interest in earnings of PrysmTech                               --           --          1.6
Other income                                                             --           --           --
                                                                      -------------------------------
Loss before income taxes and extraordinary item                        (6.8)       (25.1)        (8.5)
Income tax benefit                                                     (2.7)        (0.3)        (3.3)
Extraordinary item, net of taxes                                         --          0.2           --
                                                                      -------------------------------
Net loss                                                               (4.1)%      (25.0)%       (5.2)%
                                                                       ==============================

Year ended December 31, 1998 compared to year ended December 31, 1997

System Sales. The Company derives the majority of its revenues from sales and licensing fees for its headquarters and point of sale solutions. System sales decreased 11.1% to $59.4 million for the year ended December 31, 1998 ("1998") from $66.8 million for the year ended December 31, 1997 ("1997"). This decrease was primarily the result of interruptions and delays in client rollouts of the Company's solutions. In addition, sales cycles with new clients piloting the Company's products were lengthier than the Company has historically experienced resulting in delays in the recognition of revenues on these system sales.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services, which increased 110.0% to $23.5 million in 1998 from $11.2 million in 1997. This increase was due to increased support, maintenance and services revenues resulting from an increased install base and from the Company's 1997 acquisitions. Additionally, increased client demand of professional services such as training, custom software development, project management and implementation services contributed to this increase.

Cost of System Sales. Cost of system sales consists primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of system sales decreased 15.1% during 1998 to $28.9 million compared to $34.0 million for 1997 due primarily to the decrease in system sales. Cost of system sales as a percentage of system revenues decreased to 48.6% in 1998 from 50.9% in 1997. The decreases were due primarily to increased efficiencies associated with the manufacturing of site-based systems, as well as increased license fees of the Company's software products which have higher gross margins than the site-based systems, which bundle both hardware and software, sold by the Company.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of client support, maintenance and other services increased 97.0% to $20.3 million for 1998 from $10.3 for 1997. The increase was due primarily to the Company's decision to expand its professional services offerings and the related increase in wages associated with this effort. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased to 86.2% for 1998 from 91.9% in 1997, due to volume related efficiencies and changes in product mix.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. During 1998, product development expenses increased 62.4% to $11.2 million from $6.9 million for 1997 due to higher development expenses associated with new product development. Product development expenses as a percentage of total revenues increased to 13.5% in 1998 from 8.8% in 1997. The Company capitalizes a portion of its software development costs. In 1998, software development costs of $2.6 million, or 18.7% of its total product development costs, were capitalized by the Company, as compared to approximately $1.4 million, or 16.5% of its total product development costs for 1997. This increase was due primarily to the Company's development of Lighthouse, its next generation software technology which leverages both Microsoft Windows CE and NT operating systems.

Sales and Marketing Expenses. Sales and marketing expenses increased 101.6% to $11.7 million during 1998 from $5.8 million in 1997. Sales and marketing expenses as a percentage of total revenues increased to 14.1% for 1998 from 7.5% for 1997. The increase was associated with the Company's 1997 acquisitions, continued expansion of its sales activities and increased commission expense.

Depreciation and Amortization. Depreciation and amortization expenses increased 95.7% to $4.7 million during 1998 compared to $2.4 million during 1997 due to goodwill amortization associated with the Company's 1997 acquisitions and the increase in computer equipment and other assets required to support an increased number of employees and locations. Depreciation and amortization as a percentage of total revenues increased to 5.6% for 1998 from 3.1% in 1997 as depreciation and amortization cost increased at a faster pace than total revenues. Additionally, amortization of capitalized software development costs increased 90.5% to $625,000 for 1998, compared to $328,000 for 1997 as a result of increased investment by the Company in new product development.

Acquisition and Other Non-Recurring Charges. Acquisition and other non-recurring charges decreased 95.8% to $1.3 million during 1998 compared to $30.1 million during 1997. During the second half of 1998, the Company further integrated its acquisitions of ReMACS and RapidFire by consolidating their support and product development functions to its Alpharetta, Georgia location. As a result, the Company recorded approximately $876,000 of non-recurring charges related to severance arrangements. Additionally, the Company recorded an impairment charge of $400,000 on goodwill resulting from the Twenty/20 acquisition. During 1997, in connection with the acquisitions of ReMACS, Twenty/20, RapidFire and Logic Shop, the Company recorded non-recurring charges of $28.9 million for purchased research and development costs. Purchased research and development costs represent the estimated fair value of acquired incomplete research and development projects as determined by independent appraisal. Additionally, in connection with the acquisition of Twenty/20, the Company granted stock options at an exercise price less than the current fair market value, a portion of which immediately vested. As a result, the Company, recorded a non-recurring charge of $1.2 million. Stock compensation expense represents the excess of the fair market value of the Company's Common Stock on the date of the grant of stock options over the aggregate exercise price of such options. No such charge was recorded in 1998.

General and Administrative Expenses. General and administrative expenses increased 36.4% during 1998 to $12.4 million from $9.1 million during 1997. The increases were due primarily to personnel increases and related costs associated with the Company's acquisitions. General and administrative expenses as a percentage of total revenues increased to 14.9% from 11.6% during 1998.

Interest Income, Net. Net interest income increased 82.0% to $1.8 million during 1998, compared to net interest income of $989,000 for 1997. The increase resulted primarily from interest income earned on the proceeds of the sale of 5.4 million shares of the Company's Common Stock during 1997.

Income Tax Benefit. A tax benefit of 40.0% was recorded in 1998 compared to a tax benefit of 1.1% in 1997. This increase resulted primarily from the non-deductible purchased research and development expenses incurred in connection with the Company's 1997 acquisition. As of December 31, 1998, the Company has recorded a net deferred tax asset of $6.4 million. Realization is dependent upon generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

Extraordinary Item. During 1997, a loss from early extinguishment of debt of $213,000, net of taxes of $82,000, was recognized due to the write off of certain unamortized loan origination costs and unamortized debt discounts associated with the repayment of outstanding indebtedness to Sirrom Capital Corporation of $4.5 million. No such charge was incurred during 1998.

Net Loss. For the reasons discussed above, the net loss for the year ended December 31, 1998, before non-recurring charges, was $2.6 million or $0.16 per share, a decrease of approximately $8.9 million or $0.56 per share over net income of $6.3 million or $0.40 per share for the year ended December 31, 1997, before extraordinary items and acquisition related charges. Including the non-recurring charges for the year ended December 31, 1998, of approximately $1.3 million, net loss for the period was $3.4 million, or $0.21 per share. Net loss for the year end period of 1997 was approximately $19.5 million or $1.50 per share, including acquisition related charges of approximately $25.6 million, net of tax benefits.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

System Sales. The Company derives the majority of its revenues from sales and licensing fees for its headquarters and point of sale solutions. System sales increased 86.1% to $66.8 million for the year ended December 31, 1997 ("1997"), compared to $35.9 million for the year ended December 31, 1996 ("1996"). The increase related to sales and license fees from new and existing clients, and the expansion of the Company through its acquisitions of ReMACS and Twenty/20 in the second quarter of 1997 and RapidFire and Logic Shop in the fourth quarter of 1997.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services, which increased 121.7% to $11.2 million for 1997, compared to $5.1 million for 1996. The increase was due to increased support, maintenance and services revenues, within its existing markets as well as those related to the Company's 1997 acquisitions. Additionally, increased client demand of professional services which the Company began offering in the first quarter of 1996 contributed to this increase.

Cost of System Sales. Cost of system sales consists primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of system sales increased 52.8% to $34.0 million for 1997, compared to $22.3 million for 1996. The increase was directly attributable to the increase in system sales. Cost of system sales as a percentage of system revenues decreased to 50.9% from 62.1%. The decrease was due primarily to increased efficiencies associated with the manufacturing of site-based systems; as well as increased sales of existing and newly introduced and acquired products, such as its back office and headquarters-based management systems software. These products typically have higher gross margins than the site-based systems sold by the Company.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of client support, maintenance and other services increased 88.4% to $10.3 million for 1997 from $5.5 million for 1996. The increase was due primarily to the Company's decision to expand its professional services offerings and the related increase in wages associated with this effort. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased to 91.9% from 108.1%.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses increased 107.2% to $6.9 million for 1997, compared to $3.3 million for 1996. The increase was due to higher development costs associated with new product development, including development activity associated with the acquisitions of ReMACS, Twenty/20, RapidFire and Logic Shop and the development of new credit card network interfaces. Product development expenses as a percentage of total revenues increased to 8.8% from 8.1%, as product development expenses increased at a faster pace than total revenues. The Company capitalizes a portion of its software development costs. In 1997, software development costs of $1.4 million, or 16.5% of its total product development costs, were capitalized by the Company, as compared to approximately $635,000, or 16.0% of its total product development costs for 1996.

Acquisition and Other Non-Recurring Charges. During 1997, in connection with the acquisitions of ReMACS, Twenty/20, RapidFire, and Logic Shop, the Company recorded non-recurring charges of $28.9 million for purchased research and development costs. Purchased research and development costs represent the estimated fair value of acquired incomplete research and development projects as determined by
independent appraisal.   Additionally, in connection with the
acquisition of Twenty/20, the Company granted such stock options, a portion of which immediately vested, and recorded a non-recurring charge of $1.2 million. Stock compensation expense represents the excess of the fair market value of the Company's Common Stock on the date of the grant of stock options over the aggregate exercise price of such options.. No such charge was recorded in 1996.

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

Depreciation and Amortization. Depreciation and amortization expenses increased 151.5% to $2.4 million for 1997, compared to approximately $948,000 for 1996. The increase resulted from an increase in computer equipment and other assets required to support an increased number of employees, as well as increased goodwill amortization resulting from acquisitions. Depreciation and amortization as a percentage of total revenues increased to 3.1% from 2.3% during the period, primarily because associated personnel support costs increased at a pace higher than associated revenues. Additionally, amortization of capitalized software development costs increased 37.2% to $328,000 for 1997, compared to $239,000 for 1996 as a result of increased investment by the Company in new product development.

General and Administrative Expenses. General and administrative expenses increased 59.9% to $9.1 million for 1997, compared to $5.7 million for 1996. The increase was due primarily to personnel increases in 1997 and the Company's acquisitions. General and administrative expenses as a percentage of total revenues declined to 11.6% from 13.9% as a result of higher sales volumes.

Interest (Income) Expense. Interest (income) expense increased 238.9% to net interest income of $989,000 for 1997, compared to net interest expense of $712,000 for 1996. The increase resulted primarily from interest income earned on the proceeds of the sale of 5.4 million shares of the Company's Common Stock during 1997, compared to interest expense resulting from the Company borrowing $4.5 million in 1996 and the borrowing costs associated therewith.

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

Liquidity and Capital Resources

In July 1997, the Company completed a public offering of 2.6 million shares of common stock and received net proceeds of approximately $58.4 million after deducting estimated underwriting discounts and offering expenses. A portion of the offering proceeds was used to repay $3.3 million of debt incurred in connection with the acquisition of ReMACS. The remaining proceeds will be used for general corporate purposes, including research and development, sales and marketing, possible strategic acquisitions and the increased working capital requirements of the Company generated by its growth. As of December 31, 1998, the Company had $25.5 million in cash and cash equivalents.

The Company's operating activities used cash of $12.3 million, $8.4 million and $1.4 million during, 1998, 1997 and 1996 respectively. In 1998, the Company's uses of cash were primarily a result of the net loss for the period then ended; increased inventories due to increased committed sales backlog, decreased accounts payable and accrued liabilities due to timing of vendor payments; and decreased client deposits and unearned revenues as the Company delivered products and/or services previously paid by clients. The Company's uses of cash in 1997 were primarily the result of increased accounts receivables and inventory purchases due to increased sales and a decrease in client deposits and unearned revenues, as products were delivered to clients. During 1996, the Company's use of operating cash was primarily the result of cash payments received from clients in advance of shipments offset by increased accounts receivables and inventories.

Cash used in investing activities was $8.9 million, $15.0 million and $727,000 for 1998, 1997 and 1996, respectively. The uses of cash in investing activities for 1998 consisted of the purchases of property and equipment for approximately $6.3 million and capitalized software costs of $2.6 million. During 1998, the Company moved into two new leased facilities in Alpharetta, Georgia with approximately 209,000 combined square feet. As a result, the Company purchased equipment and furniture to accommodate the moves. The use of cash for 1997 in investing activities consisted primarily of the acquisitions of ReMACS, Twenty/20, RapidFire, and Logic Shop for approximately $10.3 million in cash consideration. During 1996, the use of cash for investing activities consisted primarily of capitalized software costs of $635,000 and purchases of property and equipment of $493,000.
These costs were primarily for purchases of computer equipment, furniture and fixtures. Total product development expenditures were $13.8 million, $8.3 million and $4.0 million in 1998, 1997 and 1996, respectively. Of these costs, the Company capitalized $2.6 million, $1.4 million and $635,000 in software development costs in 1998, 1997 and 1996, respectively.

Cash used in financing activities was approximately $792,000 in 1998, while $68.6 million and $4.3 million was provided by financing activities during 1997 and 1996, respectively. During 1998, cash used in financing activities was primarily a result of the Company's purchase of common stock from shareholders for $4.0 million and an advance made by the Company to the former sole shareholder of RapidFire under its agreement to loan up to $1.5 million, which debt matures October 31, 2005 and bears interest at 5.0% per annum offset by the income tax effect of stock options exercised of $3.8 million. In 1997, the cash provided by financing activities primarily resulted from the issuance of common stock of approximately $82.4 million, offset by the repayment of long-term debt and shareholder loans of approximately $12.8 million. Financing activities in 1996 consisted primarily of borrowings of $4.5 million from Sirrom Capital Corporation. These loan proceeds were partially offset by payment of loan origination fees as well as continued repayments of borrowings under capital lease agreements.

In September 1998, the Board of Directors of the Company authorized a stock repurchase program pursuant to which management is authorized to repurchase up to 3,000,000 shares of common stock of the Company. As of March 1, 1999, the Company had repurchased an aggregate of 680,154 shares of its common stock in the open market for a total of $4.5 million. These purchases were, and any future purchase will be, financed from the Company's cash reserves.

Year 2000 Computer Matter

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or invoices sent, or engage in similar normal business activities.

The Company is in the process of conducting an inventory and business risk assessment of its non-information technology systems. The Company will develop remediation plans for such non-information technology systems if its business risk assessment indicates such is warranted. All costs associated with analyzing the Year 2000 Issue or making conversions to existing systems are being expensed as incurred. Management presently believes that the costs to modify its information technology infrastructure to be Year 2000 compliant will not have a material adverse impact to its financial condition or results of operations during any quarterly or annual reporting period. However, the Company is currently identifying and considering various contingency options to minimize the risk of any Year 2000 problems.

The Company is planning formal communications with all of its significant suppliers of goods and services to determine the extent to which the Company's operations and systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no guarantee that the systems of other companies on which the Company's operations and systems rely will be timely converted and would not have an adverse effect on the Company's systems or result of operations.

The Company will utilize predominantly internal resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project by September 1, 1999, which is prior to any anticipated impact on its operating systems.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material difference include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Item 7 A.   Quantitative and Qualitative Disclosures About Market
            Risk.

The Company's financial instruments that are subject to market risks are its cash and cash equivalents. During 1998, the weighted average interest rate on its cash balances was approximately 5.26%. A 10.0% decrease in this rate would impact interest income by approximately $180,000.

Item 8.   Financial Statements and Supplementary Data

     The following consolidated financial statements are filed with this Report:

     Report of Independent Public Accountants.

     Consolidated Balance Sheets at December 31, 1998 and 1997.

     Consolidated Statements of Operations for the years ended
     December 31, 1998, 1997 and 1996.

     Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1998, 1997 and 1996.

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996.

     Notes to Consolidated Financial Statements.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Radiant Systems, Inc.:


We have audited the accompanying consolidated balance sheets of RADIANT SYSTEMS, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radiant Systems, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




/s/ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 4, 1999

                                          RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                                DECEMBER 31, 1998 AND 1997
                                            (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                              1998             1997
                                                                                            -------          -------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                              $25,537          $47,567
     Accounts receivable, net of allowances for doubtful accounts of $750 and
       $350 in 1998 and 1997, respectively                                                   17,645           17,557
     Inventories                                                                             11,965            8,706
     Deferred tax assets                                                                        687              179
     Other                                                                                    2,310            1,688
                                                                                            -------          -------
              Total current assets                                                           58,144           75,697

PROPERTY AND EQUIPMENT, net                                                                   8,341            4,844
SOFTWARE DEVELOPMENT COSTS, net                                                               3,718            1,773
INTANGIBLES, net                                                                              6,271           10,332
DEFERED TAXES, long-term                                                                      5,680              345
OTHER ASSETS                                                                                  2,012              524
                                                                                            -------          -------
                                                                                            $84,166          $93,515
                                                                                            -------          -------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                       $ 4,844          $ 7,234
     Accrued liabilities                                                                      3,210            5,887
     Client deposits and deferred revenue                                                     2,600            4,645
     Current portion of long-term debt                                                          161              672
                                                                                            -------          -------
              Total current liabilities                                                      10,815           18,438

LONG-TERM DEBT, less current portion                                                          4,106            4,056
                                                                                            -------          -------
              Total liabilities                                                              14,921           22,494

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; 5,000,000 shares authorized, 0 shares issued                 --               --
     Common stock, no par value; 30,000,000 shares authorized, 15,505,565 and
       15,423,587 shares issued and outstanding in 1998 and 1997, respectively                    0                0
     Additional paid-in capital                                                              92,144           90,708
     Deferred compensation                                                                     (353)            (536)
     Accumulated deficit                                                                    (22,546)         (19,151)
                                                                                            -------          -------
     Total shareholders' equity                                                              69,245           71,021
                                                                                            -------          -------
                                                                                            $84,166          $93,515
                                                                                            =======          =======

The accompanying notes are an integral part of these consolidated balance sheets.

                                          RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         1998             1997           1996
                                                                       -------         --------         -------
REVENUES:
   System sales                                                        $59,400         $ 66,798         $35,888
   Client support, maintenance, and other services                      23,535           11,205           5,055
                                                                       -------         --------         -------
         Total revenues                                                 82,935           78,003          40,943
                                                                       -------         --------         -------

COST OF REVENUES:
   System sales                                                         28,877           34,019          22,270
   Client support, maintenance, and other services                      20,288           10,298           5,465
                                                                       -------         --------         -------
         Total cost of revenues                                         49,165           44,317          27,735
                                                                       -------         --------         -------
GROSS PROFIT                                                            33,770           33,686          13,208
OPERATING EXPENSES:
   Product development                                                  11,199            6,897           3,328
   Sales and marketing                                                  11,730            5,819           1,487
   Depreciation and amortization                                         4,665            2,384             948
   Acquisition and other non-recurring charges                           1,276           30,086           3,930
   General and administrative                                           12,360            9,059           5,664
                                                                       -------         --------         -------
LOSS FROM OPERATIONS                                                    (7,460)         (20,559)         (2,149)

INTEREST (INCOME) EXPENSE, NET                                          (1,800)            (989)            712

MINORITY INTEREST IN EARNING OF PRYSMTECH                                   --               --             628
                                                                       -------         --------         -------

LOSS BEFORE INCOME TAX AND EXTRAORDINARY ITEM                           (5,660)         (19,570)         (3,489)

INCOME TAX BENEFIT                                                      (2,265)            (212)         (1,333)
                                                                       -------         --------         -------

LOSS BEFORE EXTRAORDINARY ITEM                                          (3,395)         (19,358)         (2,156)

EXTRAORDINARY ITEM:
Loss from early extinguishment of debt, net of taxes                        --              131              --
                                                                       -------         --------         -------
NET LOSS                                                               $(3,395)        $(19,489)        $(2,156)
                                                                       =======         ========         =======

BASIC AND DILUTED LOSS PER SHARE:
   Loss before extraordinary item                                      $ (0.21)        $  (1.49)        $ (0.26)
   Extraordinary loss on early extinguishment of debt                       --            (0.01)             --
                                                                       -------         --------         -------
         Total basic loss per share                                    $ (0.21)        $  (1.50)        $ (0.26)
                                                                       =======         ========         =======

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                                15,990           13,024           8,300
                                                                       =======         ========         =======
   Diluted                                                              15,990           13,024           8,300
                                                                       =======         ========         =======

The accompanying notes are an integral part of these consolidated statements.

                                          RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                      (IN THOUSANDS)


                                           Class A                            Deferred   Deferred    Accumu-
                        Common Stock     Common Stock                          Compen-    Sales       ated
                      Shares   Amount   Shares   Amount    APIC     Warrants    ation    Discount    Deficit     Total
                      -------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1995:    6,857   $    0    1,143   $    0        --   $    240        --   $   (112)  $  (3,282)  $(3,154)

Issuance of client
 warrant                  --       --       --       --        --         79        --        (79)         --        --
Sales of software
 licenses under
 client warrants          --       --       --       --        --         --        --         59          --        59
Shares issued in
 PrysmTech
 acquisition              --       --      300        0   $ 2,100         --        --         --          --     2,100
Issuance of
 warrant for loan
 origination fees         --       --       --       --        --         40        --         --          --        40
Accretion of
 put warrants             --       --       --       --        --         --        --         --         (45)      (45)
Accretion of
 client warrants          --       --       --       --        --        826        --         --        (826)       --
Distributions to
 shareholders             --       --       --       --        --         --        --         --         (11)      (11)
Loss before pro
 forma income taxes       --       --       --       --        --         --        --         --      (3,489)   (3,489)
                      -------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1996:    6,857       --    1,443       --     2,100      1,185        --       (132)     (7,653)   (4,500)


Issuance of
 common stock          5,428       --       --       --    82,422         --        --         --          --    82,422
Automatic conver-
 sion of Series
 A common stock        1,443       --   (1,443)      --        --         --        --         --          --        --
Exercise of stock
 purchase warrants     1,353       --       --       --     2,658     (1,185)       --         --          --     1,473
Exercise of
 employee stock
 options                 161       --       --       --       441         --        --         --          --       441
Shares issued for
 acquired companies      975       --       --       --    11,571         --        --         --          --    11,571
Stock options
 granted below
 fair market value        --       --       --       --     1,841         --      (627)        --          --     1,214
Amortization of
 deferred compens-
 ation                    --       --       --       --        --         --        91         --          --        91
Repurchase of
 common stock
 from a shareholder     (600)      --       --       --    (1,125)        --        --         --          --    (1,125)
Repurchase of
 common stock
 from a client          (193)      --       --       --      (997)        --        --         --          --      (997)
Sales of software
 licenses under
 warrant                  --       --       --       --        --         --        --        132          --       132
Reclassification of
 S corporation
 accumulated deficit      --       --       --       --    (8,203)        --        --         --       8,203        --
Loss before pro
 forma income
 taxes and
 extraordinary item       --       --       --       --        --         --        --         --     (19,570)  (19,570)
Extraordinary item,
 net of tax               --       --       --       --        --         --        --         --        (131)     (131)

                      -------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1997:   15,424        0       --       --    90,708         --      (536)        --     (19,151)   71,021

Treasury stock
 purchase               (607)       0       --       --    (4,027)        --        --         --          --    (4,027)
Exercise of
 employee stock
 options                 647        0       --       --     1,395         --        --         --          --     1,395
Stock issued
 under employee
 stock purchase plan      42       --       --       --       264         --        --         --          --       264
Income tax benefit
 of stock options
 exercised                --       --       --       --     3,804         --        --         --          --     3,804
Amortization of
 deferred
 compensation             --       --       --       --        --         --       183         --          --       183
Net loss                  --       --       --       --        --         --        --         --      (3,395)   (3,395)
                      -------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1998:   15,506   $    0       --       --   $92,144         --   $  (353)        --   $ (22,546)  $69,245
                      =================================================================================================

The accompanying notes are an integral part of these consolidated statements.

                                          RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                      (IN THOUSANDS)

                                                                               1998             1997            1996
                                                                            ---------         --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $  (3,395)        $(19,489)       $ (2,156)
   Adjustments to reconcile net loss to net
        cash used in operating activities:
        Pro forma tax benefit                                                      --             (212)         (1,333)
        Deferred income taxes                                                  (3,428)          (1,573)             --
        Accretion of note payable interest                                        226               34              --
        Depreciation and amortization                                           5,067            2,384             948
        Amortization of debt discount                                              --              332             306
        Discounts earned on software license sales                                 --              132              59
        Non-cash acquisition and other non-recurring charges                      400           30,086           3,930
        Amortization of deferred compensation                                     182               90              --
        Minority interest in earnings of PrysmTech                                 --               --            (628)
        Changes in assets and liabilities, net of acquired entities:
           Accounts receivable                                                    (88)         (11,420)         (3,230)
           Inventories                                                         (3,257)          (5,194)           (774)
           Other assets                                                          (921)            (449)           (503)
           Accounts payable                                                    (2,390)           1,748             563
           Accrued liabilities                                                 (2,677)             350             711
           Accrued client rebates                                                  --               --              58
           Client deposits and deferred revenue                                (2,045)          (5,227)            674
                                                                            ---------         --------        --------
             Net cash used in operating activities                            (12,326)          (8,408)         (1,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                         (6,342)          (3,305)           (493)
   Purchases of acquired entities, net of cash acquired                            --          (10,314)            401
   Capitalized software development costs                                      (2,570)          (1,365)           (635)
                                                                            ---------         --------        --------
             Net cash used in investing activities                             (8,912)         (14,984)           (727)
                                                                            ---------         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock, net of issuance costs               --           82,422              --
   Proceeds from exercise of common stock warrants                                 --              960              --
   Repurchase of common stock                                                  (4,027)          (2,122)             --
   Exercise of employee stock options                                           1,395              441              --
   Stock issued under employee stock purchase plan                                264               --              --
   Issuance of shareholder loans, net                                          (1,540)            (330)           (157)
   Borrowings of long-term debt                                                    --               --           4,594
   Income tax benefit of stock options exercised                                3,804               --              --
   Issuance of long-term debt                                                    (687)          (5,418)           (458)
   Dividends received from PrysmTech                                               --               --             255
   Repayments of note from shareholder                                             --           (7,343)             30
   Other                                                                           (1)               7              15
                                                                            ---------         --------        --------
             Net cash (used in) provided by financing activities                 (792)          68,617           4,279
                                                                            ---------         --------        --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (22,030)          45,225           2,177

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   47,567            2,342             165
                                                                            ---------         --------        --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $  25,537         $ 47,567        $  2,342
                                                                            =========         ========        ========

The accompany notes are an integral part of these consolidated statements.

               RADIANT SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  DECEMBER 31, 1998, 1997 AND 1996

1. ORGANIZATION AND BACKGROUND

Radiant Systems, Inc. (the "Company") provides enterprise-wide technology solutions to the retail industry. The Company offers fully integrated retail automation solutions, including point of sale systems, consumer-activated order systems, back office management systems and headquarters-based management systems. The Company's products enable retailers to interact electronically with consumers, capture data at the point of sale, manage site operations and logistics and communicate electronically with their sites, vendors and credit networks. In addition, the Company offers system planning, design and implementation services that tailor the automation solution to each retailer's specifications as well as a variety of post-implementation services such as a help desk and technical support.

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

Upon completion of the initial public offering (the "IPO") (See Note
9), the Company converted from an S corporation to a C corporation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Radiant Systems, Inc. and its wholly owned subsidiaries.

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

Revenue Recognition
In January 1998, the Company adopted Statement of Position, 97-2 "Software Revenue Recognition" (the "Statement"). This Statement provides guidance on recognizing revenues on software transactions and did not have a significant impact on previous licensing or revenue recognition practices.

The Company's revenue is generated primarily through software and system sales, support and maintenance and installation and training:

     Software and System Sales
     The Company generally sells its products, which include both software licenses and hardware, directly to end users. Revenue from software licenses and system sales is generally recognized as products are shipped, provided that no significant vendor and postcontract support obligations remain and that the collection of the related receivable is probable.

     Support and Maintenance
     The Company offers to its clients postcontract support in the form of maintenance, telephone support and unspecified software enhancements. Revenue from support and maintenance is generally recognized as the service is performed.

     Installation and Training
     The Company offers installation and training services to its clients. Revenue from installation and training is generally recognized at the time the service is performed.

Payments received in advance are recorded as client deposits and deferred revenue in the accompanying balance sheets and are recognized as revenue when the related product is shipped or related revenue is earned.

Inventories
Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of two to five years.

Property and equipment at December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                        1998            1997
                                                      -------          -------
Computers and office equipment                        $ 8,195          $ 4,732
Furniture and fixtures                                  2,373            1,249
Purchased software                                      2,319            1,111
Leasehold improvements                                  1,100              552
                                                      -------          -------
                                                       13,987            7,644
Less accumulated depreciation and amortization         (5,646)          (2,800)
                                                      -------         --------
                                                      $ 8,341         $  4,844
                                                      =======         ========

Intangible Assets
Intangible assets consisting of goodwill, product licenses and patents are amortized using the straight-line method over four to ten years. Goodwill represents the excess of purchase price over the estimated fair value of assets acquired.

Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. As more fully described in Note 5, the Company recorded an impairment charge related to certain goodwill of $400,000 during 1998.

Software Development Costs
Capitalized software development costs consist principally of salaries and certain other expenses directly related to the development and modification of software products. Capitalization of such costs begins when a working model has been produced as evidenced by the completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined is not more than three years. At December 31, 1998 and 1997, accumulated amortization of capitalized software development costs was $1.3 million and $689,000, respectively.

Purchased Research and Development Costs
As more fully described in Note 4, based on independent appraisal, the Company allocated $28.9 million in 1997 and $3.9 million in 1996 of the purchase price for its acquisitions to incomplete research and development projects. Accordingly, these costs were expensed as of the acquisition dates. These allocations represent the estimated fair value based on risk-adjusted cash flows related to incomplete projects. The development of these projects had not yet reached technological feasibility, and the technology has no alternative future use. The technology acquired in these acquisitions will require substantial additional development by the Company. No such charges were recorded in 1998.

Stock Compensation
Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In January 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

Net Loss Per Share
In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128), effective for fiscal years ending after December 15, 1997. The Company adopted the new guidelines for the calculation and presentation of earnings per share, and all prior periods have been restated. Basic loss per share is based on the weighted average number of shares outstanding. Diluted loss per share is based on the weighted average number of shares outstanding and the dilutive effect of common stock equivalent shares ("CSEs") issuable upon the exercise of stock options and warrants (using the treasury stock method). For all periods presented, CSE's have been excluded from diluted weighted average shares outstanding, as their impact was antidilutive.

Fair Value of Financial Instruments
The book values of cash, trade accounts receivable, trade accounts payable and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company's fair value of long-term debt was not significantly different than the stated value at December 31, 1998.

Statements of Cash Flows
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash.

Cash paid for interest was $166,000, $432,000 and $244,000 in 1998,
1997 and 1998, respectively. Cash paid for income taxes was $0, $155,000 and $0 in 1998, 1997 and 1996, respectively. The Company acquired equipment of $0, $43,000 and $307,000 in 1998, 1997 and 1996,
respectively, under capital lease obligations.

During 1998, 1997 and 1996, the Company recorded bad debt expense of approximately $400,000, $150,000 and $110,000, respectively.

Concentration of Business and Credit Risk
Financial instruments which potentially subject the Company to credit risk consist principally of trade receivables and interest bearing investments. The Company performs on-going credit evaluations of its clients and generally does not require collateral. The Company maintains adequate reserves for potential losses and such losses, which have historically been minimal, have been included in management's estimates.

A majority of the Company's clients operate within the convenience store market, and a significant portion of the Company's revenues is derived from a limited number of clients. During the years ended December 31, 1998, 1997 and 1996, the following clients individually accounted for more than 10.0% of the Company's revenue:

                           December 31,
                    1998         1997           1996
                    -----------------------------
     Client A       *            11.4%          *
     Client B       10.3%        12.8           13.2%
     Client C       *            12.2           21.5
     Client D       *            *              11.7
     Client E       *            *              13.8

     *Accounted for less than 10.0% of total revenues for the period indicated.

     At December 31, 1998, 3.4% of the Company's accounts receivable related to Client B.

Recent Accounting Pronouncements
In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and disclosing comprehensive income and its components. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income, SFAS 130 requires the reporting of other comprehensive income, defined as revenues, expenses, gains and losses that under generally accepted accounting principles are not included in net income. As of December 31, 1998, the Company had no items of other comprehensive income.

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About
Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in its financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major clients. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief decision makers in deciding how to allocate resources and assessing performance. SFAS 131 also allows the aggregation of segments which meet certain criteria. See further discussion at Note 12.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, and changes in the derivative fair value be recognized currently in earnings unless specific accounting criteria are met. The Company plans to adopt SFAS 133 in the first quarter of fiscal 2000. Management does not believe that adoption of this statement will have a material effect on the consolidated financial statements of the Company.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP 98-1, computer software costs incurred in the preliminary project stage are expensed as incurred. Additional, specified upgrades and enhancements may be capitalized; however, external costs related to maintenance, unspecified upgrades, and enhancements should be recognized as expense over the contract period on a systematic basis. Internal costs incurred for maintenance should be expensed as incurred. SOP 98-1 is effective for the Company's fiscal year beginning January 1, 1999. In the opinion of management, the adoption of SOP 98-1 will not have a material effect on the consolidated financial statements of the Company.

Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

3.   PRODUCT DEVELOPMENT EXPENDITURES

Product development expenditures, excluding purchased research and development costs (Notes 2 and 4) for the years ended December 31, 1998, 1997 and 1996 are summarized as follows (in thousands):

                                                             1998           1997            1996
                                                           -------         ------          ------
Total development expenditures                             $13,769         $8,262          $3,963
Less additions to capitalized software development
Costs prior to amortization                                  2,570          1,365             635
                                                           -------         ------          ------
Product development expense                                $11,199         $6,897          $3,328
                                                           =======         ======          ======

The activity in the capitalized software development account during 1998 and 1997 is summarized as follows (in thousands):

                                                                 December 31,
                                                             1998           1997
                                                           -------         ------
Balance at beginning of period, net                        $ 1,773         $  736
Additions                                                    2,570          1,365
Amortization expense                                          (625)          (328)
                                                           -------          -----
Balance at end of period, net                              $ 3,718         $1,773
                                                           =======         ======

4. ACQUISITIONS

From January 1, 1996 through December 31, 1997, the Company acquired six businesses, all of which were accounted for under the purchase method of accounting. These businesses were acquired for a combination of cash, notes payable and shares of the Company's common stock. The value of the common stock reflects the market value of the Company's common stock at the closing of each acquisition, adjusted to account for restrictions common to unregistered securities and for registration rights, if applicable. The Company made no acquisitions during 1998.

The following describes each of the acquisitions completed by the Company in 1996 and 1997:

PrysmTech

In November 1995, the Company and Billmart, L.L.C. ("Billmart") formed PrysmTech to pursue the development and sale of integrated site solutions to the entertainment market. The Company contributed an exclusive license to market its software to the entertainment market, while Billmart contributed net assets of $143,000 and an exclusive license to modify and market the Billmart software. Each party received a 50% interest for its contribution.

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

LSI

On May 17, 1996, the Company acquired LSI for $100 cash and assumed net liabilities of $78,000. Intangibles of $48,000 were recorded, after adjusting for purchased research and development costs of $30,000, which are being amortized over seven years.

ReMACS

On May 23, 1997, the Company purchased all of the outstanding common stock of Restaurant Management and Control Systems, Inc. ("ReMACS"), a provider of back office management systems for clients in the food service industry. The purchase price consisted of 627,500 shares of common stock, $3.3 million in cash, $3.3 million in notes and assumption of net liabilities of $4.5 million. Total consideration, including transaction costs of approximately $150,000, was $18.5 million. Intangibles of $3.2 million were recorded, after adjusting for purchased research and development costs of $15.8 million, which are being amortized over four to ten years. In connection with the acquisition, the Company entered into employment agreements with five employees for terms expiring June 2002 (See Note 8).

Twenty/20

On May 30, 1997, the Company purchased all of the outstanding common stock of RSI Merger Corporation (d.b.a. Twenty/20 Visual Systems) ("Twenty/20"), a provider of point of sale and table management systems for full service restaurants. The purchase price consisted of 199,074 shares of common stock and $1.3 million in cash. Total consideration, including transaction costs of approximately $100,000, was $3.7 million. Intangibles of $644,000 were recorded, after adjusting for purchased research and development costs of $3.4 million, which are being amortized over four to ten years. See further discussion at Note 5.

RapidFire

On October 31, 1997, the Company purchased all of the outstanding common stock of RapidFire Software, Inc. ("RapidFire Software") and EquiLease Financial Services, Inc. ("EquiLease"), (collectively "RapidFire"), a leading provider of point of sale systems to the pizza industry and other delivery restaurants. The purchase price consisted of 102,230 shares of common stock, $4.2 million in cash and $3.8 million in notes. Intangibles of $5.2 million were recorded, after adjusting for purchased research and development costs of $6.9 million, which are being amortized over four to ten years.
Separately, the Company agreed to loan up to $1.5 million to the sole shareholder, which debt matures October 31, 2005 and bears interest at a rate of 5.0% per annum (See Note 11). The Company also entered into a five-year employment agreement with the sole shareholder (See Note
8).

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

The Company's unaudited pro forma consolidated results of operations for 1997 and 1996 shown below are presented assuming that the Company's business combinations had been consummated on January 1, 1996 (in thousands, except per share data):

                                    For the Years Ended
                                       December 31,
                                   1997           1996
                                  ------        -------
Pro forma revenue                 $87,863       $56,905
Pro forma net income (loss)         3,801        (2,658)
Income (loss) per share:
Basic                             $  0.28       $ (0.29)
Diluted                              0.23         (0.29)

The Company's unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of January 1, 1996.

5.   ACQUISITION AND OTHER NON-RECURRING CHARGES

During the second half of 1998, the Company further integrated its acquisitions of ReMACS and RapidFire by consolidating their support and product development functions to its Alpharetta, Georgia location. As a result, the Company recorded a pretax charge of approximately $876,000 related to severance arrangements, of which approximately $500,000 was paid in 1998.

In the fourth quarter of 1998, the Company recorded a charge of approximately $400,000 for the impairment of goodwill associated with its acquisition of Twenty/20. The Company's management determined certain factors existed which indicated the goodwill was impaired. As a result, the goodwill was evaluated for impairment based on comparing the unamortized goodwill to projected undiscounted operating results, and the impairment charge recorded.

During 1997, the Company incurred $30.1 million in non-recurring charges. As more fully described in Note 4, these non-recurring charges were comprised of $28.9 million in purchased research and development costs and $1.2 million in stock compensation expenses (see
Note 9) incurred in connection with the Company's 1997 acquisitions.

6.   LONG-TERM DEBT

Long-term debt, including obligations under capital leases, consists of the following (in thousands):

                                                                                   December 31,
                                                                              1998           1997
                                                                            ------        -------
Capital lease obligations, interest ranging from 5.0% to 31.0%,
  payable monthly through 1999, secured by equipment                        $   76        $   375

Noninterest bearing promissory note; lump-sum payment of
  $6.0 million due October 31, 2005 (earlier acceleration upon the attainment certain financial targets); net of imputed
  interest of $2.0 million and $2.2 million at December 31,
  1998 and 1997, respectively at an interest rate of 6.0%                    4,024          3,798

Notes payable; unsecured; payable in monthly installments of
  $23,556, including interest between 12.0% and 19.0%;
  maturing through September 2001                                               --            355

Other                                                                          167            200
                                                                            ------        -------
                                                                             4,267          4,728

Less current portion                                                          (161)          (672)
                                                                            ------        -------
                                                                            $4,106        $ 4,056
                                                                            ======        =======

In connection with the purchase of RapidFire on October 31, 1997, the Company issued a noninterest-bearing note in the amount of $6.0 million to the sole shareholder of the acquired company. The note is nonnegotiable and nonassignable. All outstanding principal is due and payable in full in a single lump-sum payment on October 31, 2005, unless maturity is accelerated by RapidFire's ability to attain certain net income levels. A principal payment not to exceed $2.0 million is due on March 31, 1999, 2000 and 2001 if RapidFire meets or exceeds specified net income levels for the years ended December 31, 1998, 1999 and 2000, respectively. During 1998 RapidFire did not meet such specified net income levels. Accordingly, the initial payment on March 31, 1999 is not due.

At December 31, 1998, aggregate maturities of long-term debt, including obligations under capital leases, are as follows (in thousands):

                  1999                     $   161
                  2000                          82
                  2001                          --
                  2002                          --
                  2003                          --
                  Thereafter                 4,024
                                           -------
                                           $ 4,267
                                           =======
7.   INCOME TAXES

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

For all periods presented, the accompanying financial statements reflect provisions for income taxes computed in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." For those periods prior to the IPO, the tax benefit has been presented on a pro forma basis as if the Company had been liable for federal and state income taxes during those periods. The following summarizes the components of the income tax benefit (in thousands):

                                                                        1998         1997          1996
                                                                      -------       -------       -------
Current taxes:
Federal                                                               $    --       $ 2,280       $    --
State                                                                      --           394            --
Deferred taxes                                                         (2,264)       (2,674)           --
Pro forma taxes                                                            --          (212)       (1,333)
                                                                      -------       -------       -------
Income tax benefit                                                    $(2,264)     $   (212)      $(1,333)
                                                                      =======      ========       =======

In addition to the above, the Company recorded a tax benefit of $82,240 in 1997 related to the extraordinary loss from early extinguishment of debt.

Reconciliation from the federal statutory rate to the combined pro forma and actual income tax benefit, is as follows:

                                                                        1998           1997           1996
                                                                       -----          -----          -----
Statutory federal tax rate                                             (35.0)%        (35.0)%        (34.0)%
State income taxes, net of federal tax benefit                          (5.0)          (5.0)          (4.5)
Purchased research and development                                        --           40.2             --
Conversion from S corporation to C corporation                            --           (1.6)            --
Other                                                                     --            0.3            0.3
                                                                       -----           ----           ----
                                                                       (40.0)%         (1.1)%        (38.2)%
                                                                       =====           ====          =====

The components of the net deferred tax asset as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                                     1998           1997
                                                                                   -------        -------
Deferred tax assets:
   Accrued expenses                                                                $    13        $    57
   Net operating loss carry forward                                                  3,123             --
   Inventory reserve                                                                   399            161
   Depreciation                                                                        131             27
   Allowance for doubtful accounts                                                     468            140
   Intangibles                                                                       3,665            999
   Deferred revenue                                                                    591            520
                                                                                   -------        -------
                                                                                     8,390          1,904
Valuation allowance                                                                   (507)          (287)
                                                                                   -------        -------
         Total deferred tax assets                                                   7,883          1,617
                                                                                   -------        -------
Deferred tax liabilities:
   Capitalized software                                                             (1,411)          (709)
   Other                                                                              (105)          (384)
                                                                                   -------        -------
         Total deferred tax liabilities                                             (1,516)        (1,093)
                                                                                   -------        -------
Net deferred tax asset                                                             $ 6,367        $   524
                                                                                   =======        =======

During fiscal 1998, the valuation allowance was increased $220,000 for unrealized tax benefits from stock options exercises. Upon realizing the tax benefit, through utilization of net operating loss carry forwards, the valuation allowance will be reduced with an offsetting increase to additional paid-in-capital. As of December 31, 1998, the Company has recorded net operating losses of $7.8 million which are available for carryforward through 2012. Additionally, in connection with the filing of the Company's 1997 income tax returns, the Company revised the tax basis of the intangible assets acquired in connection with its fourth quarter 1997 acquisitions of RapidFire and Logic Shop resulting in an increase in deferred tax assets with an offsetting reduction of intangible assets of $2.3 million.

As of December 31, 1998, the Company has recorded a net deferred tax asset of $6.4 million. Realization is dependent upon generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

8.   COMMITMENTS AND CONTINGENCIES

Leases
The Company leases office space, equipment and certain vehicles under noncancelable operating lease agreements expiring on various dates through 2008. At December 31, 1998, future minimum rental payments for noncancelable leases with terms in excess of one year were as follows (in thousands):

                  1999                      $3,171
                  2000                       2,863
                  2001                       2,755
                  2002                       2,502
                  2003                       1,908
                  Thereafter                 8,344


Total rent expense under operating leases was approximately $2.7 million, $1.1 million and $504,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Employment Agreements
As of December 31, 1997 the Company had entered into employment agreements with eight employees. During 1998 four of the employees under employment agreements terminated their employment with the Company, including the former sole shareholder of RapidFire, and the primary shareholders of ReMACS and PrysmTech. As of December 31, 1998, the Company has no further obligation under such agreements.

Under each of the remaining four agreements, in the event employment is terminated (other than voluntarily by the employee or by the Company for cause or upon the death of the employee), the Company is committed to pay certain benefits, including specified monthly severance of not more than $13,000 per month. The benefits are to be paid from the date of termination to June 2002.

9.   SHAREHOLDERS' EQUITY

Stock

Stock Offerings
In February 1997, the Company completed an IPO of its common stock. The Company issued 2.8 million shares, including the underwriters' overallotment of 325,000 shares, at an offering price of $9.50. The total proceeds of the IPO, net of underwriting discounts and offering expenses, were approximately $24.2 million. Subsequent to the public offering of common stock, the Company repaid outstanding debt of $8.7 million and repurchased and subsequently retired 793,093 shares of common stock from two shareholders for a total of $2.1 million.

In July 1997, the Company completed a follow-on public offering of its common stock. The Company issued 2.6 million shares at an offering price of $23.75. The total proceeds of the offering, net of underwriting discounts and offering expenses, were approximately $58.2 million.

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

Stock Repurchase Program
On September 18, 1998, the Company's Board of Directors authorized the Company to repurchase up to 3.0 million shares of its common stock from time to time in the open market, negotiated or block transactions. As of December 31, 1998, the Company had repurchased and subsequently retired approximately 607,000 shares at prices ranging from $6 3/8 to $7 7/8 per share, for total consideration of approximately $4.0 million.

Preferred Stock
In January 1997, the Company authorized 5,000,000 shares of preferred stock with no par value. The Company's Board of Directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

Warrants

Client Warrants
In May 1994, the Company and one of its clients (the "Client") entered into an agreement (the "Agreement") whereby the Client was granted the right (the "Client Warrant") to acquire 10% of the Company's outstanding Class A common stock for $800,000, provided the Client meets certain purchase criteria. A deferred sales discount of $240,000 was charged on the date of grant, which represented the fair market value of the Client Warrant on such date, and is being amortized as a reduction of sales as the Client makes purchases under the Agreement.

In February 1996, the Company amended the Agreement such that the Client Warrant was increased to 12% of the Company's outstanding common shares. An additional deferred sales discount of $79,000 was charged on the date of grant, which represented the fair market value on the date of the increase of the Client Warrant. The Company had the option to repurchase one-sixth of the shares issuable under the Client Warrant at a price midway between the Client's exercise price and the fair market value of the shares. Because the Company intended to exercise its option to repurchase the shares, it was accreting to the expected redemption value of the shares. For the year ended December 31, 1996, the Company recorded accretion of $826,000.

In February 1997, the Company repurchased 193,060 shares of common stock for approximately $1.0 million, which represented one-sixth of the shares issuable under the Client Warrant. Additionally, the client exercised the remaining 646,304 shares issuable under the warrant for proceeds of $6,463.

Put Warrants
In connection with the issuance of the debt, the Company issued Put Warrants to purchase 1.5% of the Company's outstanding common stock at an exercise price of $.01.

In February 1997, the debt holder exercised its warrant to purchase 1.5% of the Company's outstanding common stock, which represented
174,642 shares of common stock.

Loan Origination Warrant
In 1996, the Company issued warrants to purchase 20,000 shares of Class A common stock at an exercise price of $.01 for payment of loan origination fees. The fair value of the warrant was determined to be $40,000 and has been capitalized as loan origination fees. In
February 1997, the warrant was exercised for proceeds of $200.

Deferred Compensation

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

10.  EMPLOYEE BENEFITS

Stock-Based Compensations Plans

Employee Stock Purchase Plan
In April 1998, the Company's Board of Directors adopted the 1998 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, an aggregate of 1,000,000 shares of common stock is reserved for purchase by qualified employees, at 85.0% of the appropriate market price. The ESPP provides that qualified employees may purchase shares at the lower of the market price in effect on the day the offering starts or the day the offering terminates. In 1998, the Company issued 42,693 shares under the ESPP at an average price of $6.27 per share.

Directors Stock Option Plan
During 1997, the Company's Board of Directors adopted the Non-Management Directors' Stock Option Plan (the "Directors' Plan") for non-management directors of the Company, under which the Company may grant up to 100,000 options to nonemployee directors of the Company to purchase shares of the Company's common stock. Options are granted at an exercise price, which is not less than fair value as estimated by the Board of Directors. Initial grants to new directors are exercisable over three years, while annual grants are exercisable six months after the grant date. Options granted under the Plan expire ten years from the date of grant. The Company has granted 50,000 options under the Directors' Plan at December 31, 1998.

1995 Stock Option Plan
The Company's 1995 Stock Option Plan (the "Plan"), as amended, provides for the issuance of up to 6,000,000 incentive and nonqualified stock options to key employees. Options are granted at an exercise price which is not less than fair value as estimated by the Board of Directors and become exercisable as determined by the Board of Directors, generally over a period of four to five years. Options granted under the Plan expire ten years from the date of grant. At December 31, 1998, options to purchase 1,627,370 shares of common stock were available for future grant under the Plan.

The Company has granted 540,690 nonqualified stock options outside the Plan, of which, 276,690 have been cancelled. Of these remaining options, 164,000 vest over four years, and the remaining 100,000 options vest over periods no greater than four years, subject to acceleration based on specified terms within the agreements.

Sharp declines in the market price of the Company's common stock during 1998 resulted in many outstanding employee stock options being exercisable at prices that exceeded the current market price, thereby substantially impairing the effectiveness of such options as performance incentives. Consistent with the Company's philosophy of using such equity incentives to motivate and retain management and employees, the Company's Board of Directors determined it to be in the best interests of the Company and its shareholders to restore the performance incentives intended to be provided by employee stock options by repricing such options at a price equal to the average price since the decline, or $6.875 per share. Certain stock options of non-management directors and executive management were not repriced from their original exercise price. Consequently, on September 18, 1998, the Board of Directors of the Company decided to cancel and reissue certain employee stock options which had exercise prices in excess of such price.

Stock option activity for each of the three years ended December 31, 1998 is as follows:

                                                1998                       1997                         1996
                                     ------------------------     -----------------------     -----------------------
                                                    Weighted-                   Weighted-                   Weighted-
                                                     Average                     Average                     Average
                                                    Exercise                    Exercise                    Exercise
                                       Shares         Price         Shares        Price        Shares         Price
                                     ------------------------     -----------------------     -----------------------
Outstanding at beginning of year      4,661,160     $    7.01     3,335,750     $    2.64     1,774,000     $    1.00
Granted                               1,643,408          8.44     1,660,163         15.26     1,625,750          4.51
Canceled                             (1,787,141)        15.65      (165,550)        15.71       (64,000)         1.00
Exercised                              (646,493)         2.11      (169,203)         2.80            --            --
                                     ------------------------     -----------------------     -----------------------
Outstanding at end of year            3,870,934     $    4.52     4,661,160     $    7.01     3,335,750     $    2.64
                                     ========================     =======================     =======================
Options exercisable at end of year    1,001,814     $    5.27       698,279     $    5.03       253,661     $    2.77
                                     ========================     =======================     =======================

The following table sets forth the range of exercise prices, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date:

                               Options Outstanding                     Options Exercisable
                    ------------------------------------------       ------------------------
                                                    Weighted
                                                     Average
                                    Weighted        Remaining                        Weighted
   Range at         Number of       Average        Contractual        Number         Average
Exercise Price       Shares          Price         Life (Years)      of Shares        Price
--------------      ---------       --------       -----------       ---------       --------
$1.00-$2.00         1,541,535      $    1.17           7.06           292,690        $   1.27
$4.00-$6.00           536,250           4.62           7.80           286,448            4.74
$6.25-$7.00         1,651,369           6.83           8.57           356,246            6.94
$7.06-$28.50          141,780          13.64           8.67            66,430           14.83
                    ---------                                       ---------
        Total       3,870,934      $    4.52           7.86         1,001,814        $   5.27
                    ---------                                       ---------

Fair Value Disclosure
The Company has elected to account for its stock-based compensation plan under APB 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1998, 1997 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions used for grants in 1998, 1997 and 1996:

                                  1998           1997           1996
                                 --------       -------        -------
Risk free interest rate            4.8%           5.9%          5.8%
Expected dividend yield            0.0%           0.0%          0.0%
Expected lives                   4.5 years      4 years        4 years
Expected volatility               68.0%          62.0%         56.0%

The total value of the options granted during the years ended December 31, 1998, 1997 and 1996 were computed as approximately $4,687,000, $10,734,000 and $3,527,000 respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS 123, the Company's reported pro forma net loss and pro forma net loss per share for the years ended December 31, 1998, 1997 and 1996 would have increased to the following pro forma amounts (in thousands, except per share data):

                               1998           1997           1996
                             -------        --------       -------
Net loss:
   As reported               $(3,395)       $(19,489)      $(2,156)
   Pro forma                  (7,559)        (22,409)       (2,984)
Basic:
   As reported               $ (0.21)       $  (1.50)      $ (0.26)
   Pro forma                   (0.47)          (1.72)        (0.36)
Diluted:
   As reported               $ (0.21)       $  (1.50)      $ (0.26)
   Pro forma                   (0.47)          (1.72)        (0.36)

Employee Benefit Plan

The Company has a 401(k) profit-sharing plan (the "Plan") available to all employees of the Company who have attained age 21. The Plan includes a salary deferral arrangement pursuant to which employees may contribute a minimum of 1.0% and a maximum of 15.0% of their salary on a pretax basis. The Company may make both matching and additional contributions at the discretion of the Company's Board of Directors. The Company made no such contributions during 1998, 1997 or 1996.

11.  RELATED-PARTY TRANSACTIONS

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

During 1997, two shareholders received a loan from the Company in the amount of $165,000 each. The notes, together with interest at a rate of 7.0% per year, mature on December 31, 2001. During 1998 one of the shareholders repaid both the note balance and accrued interest in full. Interest income recorded during 1998 and 1997 related to these notes was approximately $21,000 and $16,000, respectively.

As more fully described in Note 4, as part of the acquisition of RapidFire the Company agreed to loan the former sole shareholder of RapidFire $1.5 million. During 1998, the Company advanced $1.5 million under the loan agreement and recorded interest income related thereto of approximately $58,000.

During 1998, a shareholder received a loan from the Company in the amount of $225,000. The loan bears interest at 7.0% and is payable in certain specified increments beginning July 2000 with final payment due December 2001. Interest income recorded during 1998 related to the note was approximately $4,000.

12. SEGMENT REPORTING DATA

The Company operates through two primary reportable segments (i) Global Solutions and (ii) Regional Solutions. Although both groups provide enterprise-wide technology solutions to the retail industry, the distinguishing factor between them is primarily the size of the clients served and the nature of the services performed. Global Solutions' clients tend to be clients with greater than fifty owned and operated sites, while Regional Solutions' clients typically have less than fifty owned and operated sites. Additionally, the purchasing behavior of the Global Solutions' clients is typically characterized by the use of fewer, larger contracts. These contracts typically involve longer negotiating cycles, and often require the dedication of substantial amounts of working capital and other resources.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting polices. The Company's management evaluates the performance of the segments based on an internal measure of contribution margin, or income and loss from operations, before certain allocated costs of development and corporate overhead.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

The Other nonreportable segment includes miscellaneous businesses, certain unallocated corporate operating expenses and the elimination of intersegment sales.

The summary of the Company's operating segments is as follows (in thousands):

                                                            For the year ended December 31, 1998
                                                 ----------------------------------------------------------
                                                  Global         Regional
                                                 Solutions       Solutions        Other       Consolidation
                                                 ---------       ---------       -------      -------------
Revenues                                          $ 67,403       $  15,532            --        $ 82,935
Contribution margin                                 15,663          (1,888)      $(1,333)         12,442
Acquisition and other  non-recurring charges         1,123             153            --           1,276
Operating loss                                        (445)         (5,682)       (1,333)         (7,460)
Identifiable assets (1)                             30,353          11,631        42,182          84,166


                                                            For the year ended December 31, 1998
                                                 ----------------------------------------------------------
                                                  Global         Regional
                                                 Solutions       Solutions        Other       Consolidation
                                                 ---------       ---------       -------      -------------
Revenues                                          $ 74,811       $   3,192            --        $ 78,003
Contribution margin                                 19,402              43       $   (17)         19,428
Acquisition and other  non-recurring charges        20,349           9,737            --          30,086
Operating loss                                     (10,681)         (9,861)          (17)        (20,559)
Identifiable assets (1)                             31,075           9,441        52,999          93,515

(1) Identifiable assets allocated between the segments are comprised primarily of accounts receivable, inventory and intangible assets. All assets included in the Other segment are shared among all segments.

During 1996, the Company's internal financial statements were not segmented to include Global and Regional Solutions. As such, no financial data is presented. International sales for the years ended December 31, 1998, 1997 and 1996 were not material.

13.  SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (unaudited)

The following tables set forth certain unaudited financial data for each of the Company's last eight calendar quarters. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.







                                                                                 Quarter ended
                                                          Mar. 31,       June 30,       Sept 30,       Dec. 31,
                                                            1998           1998           1998           1998
                                                          ----------------------------------------------------
                                                                  (In thousands, except per share data)
Revenues:
     System sales                                         $16,647        $13,793        $13,706        $15,254
     Client support, maintenance and other services         4,897          5,732          6,072          6,834
                                                          ----------------------------------------------------
        Total revenues                                     21,544         19,525         19,778         22,088
Cost of revenues:
     System sales                                           7,996          7,150          6,284          7,447
     Client support, maintenance and other services         4,154          5,062          5,293          5,779
                                                          ----------------------------------------------------
        Total cost of revenues                             12,150         12,212         11,577         13,226
                                                          ----------------------------------------------------

Gross profit                                                9,394          7,313          8,201          8,862
Operating expenses:
     Product development                                    2,793          3,020          2,748          2,638
     Sales and marketing                                    2,823          3,073          3,105          2,729
     Depreciation and amortization                            987          1,188          1,214          1,276
     Acquisition and other non-recurring charges               --             --            455            821
     General and administrative                             3,051          3,052          3,072          3,185
                                                          ----------------------------------------------------

Loss from operations                                         (260)        (3,020)        (2,393)        (1,787)
                                                          ----------------------------------------------------
Interest income, net                                         (539)          (472)          (407)          (382)
                                                          ----------------------------------------------------
Income (loss) before income taxes                             279         (2,548)        (1,986)        (1,405)
Income tax provision (benefit)                                111         (1,019)          (795)          (562)
                                                          ----------------------------------------------------
Net income (loss)                                         $   168        $(1,529)       $(1,191)       $  (843)
                                                          ====================================================

Basic and diluted (income) loss per share:
   Basic income (loss) per share                         $   0.01        $ (0.10)       $ (0.07)       $ (0.05)
                                                          ====================================================
   Diluted income (loss) per share                       $   0.01        $ (0.10)       $ (0.07)         (0.05)
                                                          ====================================================

Weighted average shares outstanding:
   Basic                                                   15,926         15,991         16,062         15,983
                                                          ====================================================
   Diluted                                                 18,624         15,991         16,062         15,983
                                                          ====================================================

                                                                                     Quarter ended
                                                                  Mar. 31,       June 30,      Sept 30,      Dec. 31,
                                                                    1997           1997          1997          1997
                                                                         (In thousands, except per share data)
Revenues:
   System sales                                                    $10,742       $14,466        $17,532       $24,058
   Client support, maintenance and other services                    1,818         2,694          3,258         3,435
                                                                    --------------------------------------------------
        Total revenues                                              12,560        17,160         20,790        27,493

Cost of revenues:
   System sales                                                      6,278         7,942          8,071        11,728
   Client support, maintenance and other services                    1,749         2,395          2,795         3,359
                                                                   --------------------------------------------------
        Total cost of revenues                                       8,027        10,337         10,866        15,087
                                                                   --------------------------------------------------

Gross profit                                                         4,533         6,823          9,924        12,406
Operating expenses:
   Product development                                               1,153         1,466          1,984         2,294
   Sales and marketing                                                 872         1,243          1,447         2,257
   Depreciation and amortization                                       367           533            666           818
   Acquisition and other non-recurring charges                          --        20,348             --         9,738
   General and administrative                                        1,689         1,911          2,424         3,035
                                                                    --------------------------------------------------

Income (loss) from operations                                          452       (18,678)         3,403        (5,736)
Interest (income) expense, net                                         209           (44)          (576)         (578)
                                                                   --------------------------------------------------

Income (loss) before income taxes and extraordinary item               243       (18,634)         3,979        (5,158)
Income tax provision (benefit)                                        (212)           --          1,532        (1,532)
Extraordinary item, net of taxes                                       131            --             --            --
                                                                   --------------------------------------------------

Net income (loss)                                                  $   324      $(18,634)      $  2,447       $(3,626)
                                                                   ==================================================
Basic income (loss) per share:
   Income (loss) before extraordinary item                         $  0.03      $  (1.55)      $   0.17       $ (0.24)
   Extraordinary income (loss) on early extinguishment of debt       (0.01)           --             --            --
                                                                   --------------------------------------------------
      Total basic income (loss) per share                          $  0.02      $  (1.55)      $   0.17       $ (0.24)
                                                                   ==================================================
Diluted income (loss) per share:
   Income (loss) before extraordinary item                         $  0.02      $  (1.55)      $   0.14       $ (0.24)
   Extraordinary loss on early extinquishment of debt                (0.01)           --             --            --
                                                                   --------------------------------------------------
      Total diluted income (loss) per share                        $  0.01      $  (1.55)      $   0.14       $ (0.24)
                                                                   ==================================================

Weighted average shares outstanding:
   Basic                                                            15,926        12,045         14,646        15,356
                                                                   ==================================================
   Diluted                                                          18,624        12,045         17,844        15,356
                                                                   ==================================================

Net income (loss) per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income (loss) per share reported for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no occurrence requiring a response to this Item.

                              PART III

Items 10, 11, 12 and 13 will be furnished by amendment hereto on or prior to April 30, 1999 or the Company will otherwise have filed a definitive proxy statement involving election of directors pursuant to Regulation 14A which will contain such information

                               PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.

(a)
          1. Financial Statements. The following consolidated financial statements, together with the applicable report of independent public accountants, have been filed as Item 8 in Part II of this Report:

          Report of Independent Public Accountants

          Consolidated Balance Sheets at December 31, 1998 and 1997

          Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

          2. Financial Statement Schedules. No schedules are included with this Report, as they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

          3.   Exhibits.

          The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (referred to herein as "2/97 S-1"), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (referred to herein as "6/97 S-1"), (iii) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-41291 (referred to herein as "1997 S-8"), (iv) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-62157 (referred to herein as ("1998 S-8"), and (v) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-62151 (referred to herein as ("ESPP S-8"). Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

Exhibit
Number         Description of Exhibit

*3. (i)        Amended and Restated Articles of Incorporation (2/97
               S-1)

*3. (ii)       Amended and Restated Bylaws (2/97 S-1)

*4.1           Specimen Certificate of Common Stock (2/97 S-1)

Exhibit
Number         Description of Exhibit  (cont.)

*10.1          Form of License, Support and Equipment Purchase
               Agreement (2/97 S-1)

*10.2          Employee Stock Purchase Plan (ESPP S-8, Exhibit 10.1)

*10.3          Amended and Restated 1995 Stock Option Plan (2/97 S-1)

*10.3.1        Amendment No. 1 to Amended and Restated 1995 Stock
               Option Plan (1997 S-8)

*10.3.2        Amendment No. 2 to Amended and Restated 1995 Stock
               Option Plan (1998 S-8)

10.4 Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway)

10.4.1 Amendment No. 1 to Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway)

10.4.2 Amendment No. 2 to Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway)

10.5 Lease Agreement dated November 12, 1997 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road)

10.5.1 Amendment No. 1 to Lease Agreement dated November 12, 1997 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road)

*10.10         Software License, Support and Equipment Purchase
               Agreement dated May 27, 1994, as amended, by and between the Registrant and Emro Marketing Company
              (2/97 S-1)

*10.13         Non-Management Directors' Stock Option Plan (6/97 S-1)

21.1           Subsidiaries of the Registrant

23.1           Consent of Arthur Andersen LLP

27.1           Financial Data Schedule (for SEC use only)

                             SIGNATURES

In accordance with the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Alpharetta, State of Georgia on March 30, 1999.


                                        RADIANT SYSTEMS, INC.

                                        /s/ Erez Goren
                                        By:  Erez Goren
                                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                Title                           Date
--------------------     ----------------------------    -------------
/s/ Erez Goren           Co-Chairman of the Board and    March 30, 1999
Erez Goren               Chief Executive Officer
                         (principal executive officer)

/s/ Alon Goren           Co-Chairman of the Board and    March 30, 1999
Alon Goren               Chief Technology Officer

/s/ Eric B. Hinkle       President, Chief Operating      March 30, 1999
Eric B. Hinkle           Officer and Director

/s/ John H. Heyman       Executive Vice President,       March 30, 1999
John H. Heyman           Chief Financial Officer and
                         Director (principal financial
                         officer)

/s/ Paul J. Ilse         Vice President, Finance         March 30, 1999
Paul J. Ilse             (principal accounting officer)

/s/ James S. Balloun     Director                        March 30, 1999
James S. Balloun

/s/ Evan O. Grossman     Director                        March 30, 1999
Evan O. Grossman

                             EXHIBIT INDEX
Exhibit
Number         Description of Exhibit

10.4 Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway)

10.4.1 Amendment No. 1 to Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway)

10.4.2 Amendment No. 2 to Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway)

10.5 Lease Agreement dated November 12, 1997 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road)

10.5.1 Amendment No. 1 to Lease Agreement dated November 12, 1997 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road)

21.1           Subsidiaries of the Registrant

23.1           Consent of Arthur Andersen LLP

27.1           Financial Data Schedule (for SEC use only)