Form 10-K/A
period 1998-12-31
RADIANT SYSTEMS INC
filed 1999-04-30
CIK 845818

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________

                                  FORM 10-K/A
                             _____________________
                                Amendment No. 1
                                       to
        Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X      No _____
                                            ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (9,091,768 shares) on March 17, 1999 was approximately $85,803,561 based on the closing price of the registrant's common stock as reported on the Nasdaq National Market on that date. For the purposes of this response, officers, directors and holders of 10% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of March 15, 1999: 16,131,150 shares of no par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

                                     None.

The following Items are amended hereby:

     Item 10.  Directors and Executive Officers of the Registrant.

     Item 11.  Executive Compensation.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Item 13.  Certain Relationships and Related Transactions.

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

The executive officers and directors of the Company are as follows:

Name                       Age              Position Held
-------------------------  ---  -------------------------------------

     Erez Goren             34  Co-Chairman of the Board and Chief
                                Executive Officer

     Alon Goren             33  Co-Chairman of the Board and Chief
                                Technology Officer

     Eric B. Hinkle         39  President and Chief Operating Officer

     John H. Heyman         37  Executive Vice President and Chief
                                Financial Officer

     Andrew S. Heyman       35  Executive Vice President - Global
                                Solutions

     Carlyle M. Taylor      45  Executive Vice President - Operations

     James S. Balloun       60  Director

     Evan O. Grossman       34  Director

    Executive officers are appointed by the Board of Directors of the Company and hold office at the pleasure of the Board. Executive officers devote their full time to the affairs of the Company.

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

    Eric B. Hinkle has served as President, Chief Operating Officer and a director of the Company since October 1996. Mr. Hinkle served in various capacities with the Avionics Divisions of AlliedSignal Corporation from January 1994 to October 1996, including most recently as Vice President of Communications and Navigation Products. From 1989 to January 1994, Mr. Hinkle was employed by McKinsey & Co., a consulting firm, including most recently as Senior Engagement Manager. Mr. Hinkle has an M.B.A. from Harvard Business School, a M.S. degree in Electrical Engineering from Stanford University, and a B.S. degree in Computer Engineering from Brown University.

    John H. Heyman has served as Executive Vice President and Chief Financial Officer of the Company since September 1995 and as a director of the Company since June 1996. Mr. Heyman served as Vice President and Chief Financial Officer of Phoenix Communications, Inc., a commercial printer, from March 1991 to August 1995. From 1989 to 1991, Mr. Heyman served as Vice President, Acquisitions of Forsch Corporation, a diversified manufacturing company. From 1983 to 1987, Mr. Heyman served in a variety of capacities with Arthur Andersen LLP, where he worked primarily with middle market companies and technology firms. Mr. Heyman has an M.B.A. from Harvard Business School and a B.B.A. degree in Accounting from the University of Georgia. He is the brother of Andrew S. Heyman.

    Andrew S. Heyman has served as Executive Vice President - Global Solutions of the Company since April 1998 and as Vice President--Convenience Store Division and Managing Director of the Radiant Solutions Group of the Company from January 1996 to April 1998. Mr. Heyman served as a senior manager with Andersen Consulting from 1987 to December 1995. He holds a M.S. degree in Computer Information Systems from Georgia State University and a B.B.A. in Finance from the University of Georgia. He is the brother of John H. Heyman.

    Caryle M. Taylor has served as Executive Vice President--Operations of the Company since April 1998 and as Vice President--Integration and Support of the Company from September 1995 to April 1998. Mr. Taylor served in various capacities with NCR Corporation (formerly AT&T Global Information Solutions) in the retail information systems area from 1978 to September 1995, including most recently as Assistant Vice President of the scanner business unit. Mr. Taylor received a B.S. degree in Mathematics from North Carolina Wesleyan College.

    James S. Balloun has served as Chairman of the Board and Chief Executive Officer of National Service Industries, Inc., a diversified service and manufacturing company, since February 1996, and as its President since October 1996. He was previously affiliated with the management consulting firm of McKinsey & Company, Inc., which he served as a Director from June 1976 until January 1996. Mr. Balloun has been a director of the Company since April 1997. Mr. Balloun is a director of Wachovia Corporation.

    Evan O. Grossman has served as President of Willow Associates, a strategic consulting and research firm, since November 1997. Mr. Grossman served as President and Chief Operating Officer of Share Group, Inc., a teleservices company, from August 1993 to November 1997. Mr. Grossman was previously affiliated with the management consulting firm of McKinsey & Company, Inc. from October 1990 to July 1993. Mr. Grossman has been a director of the Company since May 1997.

Board of Directors

    The Board of Directors of the Company consists of six (6) directors, divided into three classes, with members of each class of directors serving for staggered three-year terms. The Company's Board of Directors has three (3) standing committees -- the Audit Committee, the Compensation Committee and the Stock Option Committee.

    The Audit Committee presently consists of James S. Balloun and Evan O. Grossman. The Audit Committee has been assigned the principal function of reviewing the internal and external financial reporting of the Company, reviewing the scope of the independent audit and considering comments by the auditors regarding internal controls and accounting procedures and management's response to these comments.

    The Compensation Committee presently consists of Erez Goren, James S. Balloun and Evan O. Grossman. The Compensation Committee has been assigned the functions of approving and monitoring the remuneration arrangements for senior management.

    The Stock Option Committee presently consists of James S. Balloun and Evan
O. Grossman. The Stock Option Committee has been assigned the functions of administering the Company's stock option plans and granting options thereunder.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except that James S. Balloun and Evan O. Grossman each failed to file on a timely basis one report relating to the automatic grant of stock options to non-employee directors.

    Although it is not the Company's obligation to make filings pursuant to
Section 16 of the Securities Exchange Act of 1934, the Company has adopted a policy requiring all Section 16 reporting persons to report monthly to the Controller of the Company as to whether any transactions in the Company's Common Stock occurred during the previous month.

Item 11.    Executive Compensation.
--------    -----------------------

    The following table presents certain information for the fiscal years ended December 31, 1998, 1997 and 1996 concerning compensation earned for services rendered in all capacities by the Company's Chief Executive Officer and the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during fiscal 1998 (the "Named Executive Officers").

                           Summary Compensation Table

                                                                                        Long Term
                                                                                      Compensation
                                                                                         Awards
                                                         Annual Compensation      ---------------------
          Name and                                      ---------------------     Securities Underlying
      Principal Position                     Year       Salary($)    Bonus($)            Options
      ------------------                     ----       ---------    --------     ---------------------
Erez Goren                                   1998        $ 90,000     $     --                --
 Co-Chairman and Chief Executive             1997          92,769           --                --
  Officer                                    1996          80,769       11,197                --

Eric B. Hinkle                               1998        $100,592     $     --                --
   President and Chief Operating Officer     1997         103,077      100,000                --
                                             1996/(1)/     15,385           --           375,000
John H. Heyman                               1998        $ 99,950     $     --                --
   Executive Vice President and Chief        1997         103,026       50,000                --
   Financial Officer                         1996          99,731           --                --
Andrew S. Heyman                             1998        $100,000     $ 13,990            36,000
   Executive Vice President-                 1997          81,462       35,559            10,000
   Global Solutions                          1996          62,314           --                --
Carlyle M. Taylor                            1998        $100,000     $  8,000                --
   Executive Vice President-Operations       1997          82,462       28,000                --
                                             1996          80,000       28,000                --

_____________________

(1)  Mr. Hinkle joined the Company on October 21, 1996.

Directors' Fees

    The Company's present policy is not to pay any cash compensation to its directors. Each non-employee director of the Company receives an automatic grant of options to purchase 5,000 shares of Common Stock on the last business day of each fiscal year of the Company. Each non-employee director of the Company is also reimbursed for travel and other expenses incurred in connection with the performance of their duties.

    In addition, all new non-employee directors of the Company receive a one-time grant of an option to purchase 15,000 shares of Common Stock at an exercise price equal to the fair market value of such stock on the date of grant, which options vest over a period of three years. All such options expire, unless previously exercised or terminated, ten years from the date of grant.

Compensation Committee Interlocks and Insider Participation

    The Compensation Committee of the Board of Directors is currently comprised of Erez Goren, James S. Balloun and Evan O. Grossman. With the exception of Erez Goren, who serves as Co-Chairman of the Board and Chief Executive Officer of the Company, none of the members of the Compensation Committee served as an officer or employee of the Company or any of its subsidiaries during fiscal 1998. There were no material transactions between the Company and any of the members of the Compensation Committee during fiscal 1998.

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

401(k) Profit Sharing Plan

    The Company maintains a 401(k) Profit Sharing Plan (the "401(k) Plan") which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). In general, all employees of the Company who have completed six months of service and have attained age 21 are eligible to participate. The 401(k) Plan includes a salary deferral arrangement pursuant to which participants may contribute, subject to certain Code limitations, a minimum of 1.0% and a maximum of 15.0% of their salary on a pre-tax basis (up to $9,500 per year). Subject to certain Code limitations, the Company may make both matching and additional contributions at the discretion of the Board of Directors of the Company each year. To date, no contributions have been made by the Company to the 401(k) Plan. A separate account is maintained for each participant in the 401(k) Plan. The portion of a participant's account attributable to his or her own contributions is 100.0% vested. Distributions from the 401(k) Plan may be made in the form of a lump-sum cash payment or in installment payments.

Stock Option Plans

    1995 Stock Option Plan. On December 20, 1995, the Company's directors and shareholders adopted the 1995 Stock Option Plan (the "Plan") for employees who are contributing significantly to the business of the Company or its subsidiaries as determined by the Company's Board of Directors or the committee administering the Plan. The Plan currently provides for the grant of incentive and non-qualified stock options to purchase up to 6,000,000 shares of Common Stock at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plan. The option exercise price of incentive stock options must be at least 100.0% (110.0% in the case of a holder of 10.0% or more of the Common Stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Incentive stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10.0% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. Options granted under the Plan typically vest over a period of four to five years. As of April 1, 1999, options to purchase 2.8 million shares of Common Stock were outstanding pursuant to the Plan. In addition, non-qualified options to purchase 590,690 shares of Common Stock have been granted by the Company outside of the Plan and remain outstanding.

    Directors Plan. The Company's directors and shareholders have adopted the Non-Management Directors' Stock Option Plan (the "Directors Plan"). The purpose of the Directors Plan is to secure for the Company the benefits of the additional incentive inherent in the ownership of Common Stock by non-employee directors of the Company and to help the Company secure and retain the services of such non-employee directors. The Directors Plan is intended to be a self-governing formula plan. To this end, the Directors Plan requires minimal discretionary action by any administrative body with regard to any transaction under the Directors Plan. Eligible persons under the Directors Plan are directors of the Company who are not employees of the Company or any affiliate of the Company ("Outside Directors"). A maximum of 100,000 shares of Common Stock has been reserved by the Company for issuance pursuant to options under the Directors Plan, which number is subject to adjustment in certain circumstances in order to prevent dilution or enlargement. Each Outside Director is granted an option to purchase 15,000 shares of Common Stock upon joining the Board of Directors of the Company. Thereafter, each person who is an Outside Director as of the last business day of each fiscal year during the term of the Directors Plan shall receive an option to purchase 5,000 shares of Common Stock as of such date.

    The following table provides certain information concerning individual grants of stock options under the Company's 1995 Stock Option Plan made during the year ended December 31, 1998 to the Named Executive Officers:

                              Option Grants in Last Fiscal Year
                                      Individual Grants
                          ------------------------------------------
                                                                              Potential Realizable Value
                                    % of Total                                            at
                                     Options       Exercise                     Assumed Annual Rates of
                                    Granted to      or Base                  Stock Price Appreciation for
                       Options      Employees in    Price                           Option Term/(1)/
                      Granted         Fiscal        ($ Per    Expiration      -----------------------------
Name                     (#)           Year         Share)       Date                5%             10%
-------------------  -----------   -------------   --------   ----------          -------        -------

Erez Goren                    --              --        --           --              --             --
Eric B. Hinkle                --              --        --           --              --             --
John H. Heyman                --              --        --           --              --             --
Andrew S. Heyman            6,000/(2)/       1.4      17.88       2/17/08          67,468         170,977
                           30,000/(3)/       6.8       6.38       7/15/08         120,370         305,042
Carlyle M. Taylor             --              --        --           --              --             --

___________________________________

/(1)/ The dollar amounts under these columns represent the potential realizable value of each grant of option assuming that the market price of the Company's Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock.

/(2)/ Option vests in increments of 1,500 shares per year, commencing on February 17, 2000 and on each February 17/th/ thereafter until fully vested.

/(3)/ Option vests as follows: 2,236 shares on July 15, 1999; 6,382 shares on each of July 15, 2000 and 2001; and 7,500 shares on each of July 15, 2002 and 2003

      The following table provides certain information concerning options exercised during fiscal 1998 and the value of unexercised options held by the Named Executive Officers as of December 31, 1998.





                                                                                  Value of Unexercised In-
                                                   Number of Unexercised            the-Money Options at
                        Shares                   Options at Fiscal Year End        Fiscal Year End /(1)/
                     Acquired on      Value     ----------------------------    ----------------------------
Name                 Exercise (#)  Realized($)  Exercisable    Unexercisable    Exercisable    Unexercisable
----                 ------------  -----------  ----------------------------    ----------------------------
Erez Goren                --             --           --             --                --           --
Eric B. Hinkle          19,200        191,413      189,800        160,000           545,675       460,000
John H. Heyman            --             --        190,000         75,000         1,211,250       478,125
Andrew S. Heyman        23,750        605,625         --          112,250              --         486,094
Carlyle M. Taylor       66,667      1,758,342         --          133,333              --         850,000

--------------

(1) Dollar values were calculated by determining the difference between the closing price of $7.375 per share of Common Stock, as reported by The Nasdaq Stock Market on December 31, 1998, and the exercise price of the options.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 1, 1999 by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock; (ii) each director of the Company; (iii) each Named Executive Officer (as defined herein); and (iv) all directors and executive officers of the Company as a group.


                                             Shares
    Name of                               Beneficially     Percent
Beneficial Owner                           Owned /(1)/    of Class
----------------                         ---------------  ---------

Erez Goren/(2)/                                3,255,000      20.2%
Alon Goren/(2)/                                3,255,000      20.2
Eric B. Hinkle                              181,900/(3)/       1.1
John H. Heyman                                   341,455       2.1
Andrew S. Heyman                             32,764/(4)/        *
Carlyle M. Taylor                                123,334        *
James S. Balloun                             30,000/(5)/        *
Evan O. Grossman                             16,200/(5)/        *
Warburg Pincus Asset Management, Inc.    1,404,200 /(6)/       8.7
First Union Corporation                    910,900 /(7)/       5.6
All directors and executive officers
  as a group (8 persons)                  7,235,653/(8)/      44.2

_______________________

* Less than 1% of outstanding shares.

/(1)/ "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date of this Report. All of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Pursuant to the Rules of the Commission, certain shares of the Company's Common Stock that a beneficial owner has the right to acquire within 60 days pursuant to the exercise of stock options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

/(2)/ The business address of Erez Goren and Alon Goren is 3925 Brookside
      Parkway, Alpharetta, Georgia 30022.

/(3)/ Represents shares of Common Stock subject to stock options exercisable within the next 60 days.

/(4)/ Includes 1,250 shares of Common Stock subject to stock options exercisable within the next 60 days.

/(5)/ Includes 15,000 shares of Common Stock subject to stock options exercisable within the next 60 days.

/(6)/ Based on a Schedule 13G filed with the Commission on February 11, 1999 by
      First Union Corporation. The Company makes no representation as to the accuracy or completeness of the information reported. The address of First Union is One First Union Center, 301 South College Street, Charlotte, North Carolina 28288-0137.

/(7)/ Based on a Schedule 13G filed with the Commission on January 13, 1999 by
      Warburg Pincus Asset Management, Inc. Includes (i) 858,100 shares with respect to which Warburg Pincus has the sole power to vote or dispose and
      (ii) 529,900 shares with respect to which Warburg Pincus has shared power to vote or dispose. The Company makes no representation as to the accuracy or completeness of the information reported. The address of Warburg Pincus is 466 Lexington Avenue, New York, New York 10017.

/(8)/ Includes 213,150 shares of Common Stock subject to stock options exercisable within the next 60 days.

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

      In September 1998, the Company loaned $33,000 to Andrew S. Heyman, the Company's Executive Vice President - Global Solutions. An additional $148,750 was loaned to Mr. Heyman during the first quarter of 1999. As of April 15, 1999, an aggregate of $181,750 was owed by Mr. Heyman to the Company, which amount represents the largest aggregate amount of indebtedness outstanding since the beginning of 1998. These loans are secured by 31,564 shares of common stock of the Company, bear interest at an annual rate of 5 1/2%, and are due upon sale of the underlying securities by Mr. Heyman. These loans were made to Mr. Heyman to fund certain of his personal expenses.

                                   SIGNATURES

  In accordance with the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RADIANT SYSTEMS, INC.


Date: April 29, 1999               By:   /s/ Erez Goren
                                       ---------------------------------
                                       Erez Goren
                                       Chief Executive Officer



Date: April 29, 1999               By:   /s/ John H. Heyman
                                       ---------------------------------
                                       John H. Heyman
                                       Executive Vice President and
                                       Chief Financial Officer