Form 10-Q
period 1999-03-31
RADIANT SYSTEMS INC
filed 1999-05-17
CIK 845818

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarterly Period Ended                     Commission File Number:
             March 31, 1999                                    0-22065



                             RADIANT SYSTEMS, INC.
--------------------------------------------------------------------------------


             (Exact name of registrant as specified in its charter)

             Georgia                                     11-2749765
--------------------------------------------------------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification No.)


3925 Brookside Parkway, Alpharetta, Georgia                  30022
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)



Issuer's telephone number, including area code:         (770) 576-6000

                                      N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X                        No
                       ----                          ----
The number of the registrant's shares outstanding as of May 10, 1999 was 16,316,014.

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                   --------

PART I:  FINANCIAL INFORMATION                                                                                         PAGE NO.

  Item 1:  Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998                               3

           Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 1998             4

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998             5

           Notes to Condensed Consolidated Financial Statements                                                         6-8

  Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations                       9-13

  Item 3:  Quantitative and Qualitative Disclosures About Market Risks                                                   13

PART II:   OTHER INFORMATION


  Item 6:  Exhibits and Reports on Form 8-K                                                                              14

  Signature                                                                                                              14

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                                 March 31, 1999           December 31, 1998
                                                                                 --------------           -----------------
                                                                                   (unaudited)                (audited)
ASSETS

Current assets
  Cash and cash equivalents...................................................      $31,169                     $25,537
  Accounts receivable, net of allowance for doubtful accounts of
    $800 and $750.............................................................       18,404                      17,645
  Inventories...................................................................     10,968                      11,965
  Other short-term assets.......................................................      2,738                       2,997
                                                                                    -------                     -------

                     Total current assets.....................................       63,279                      58,144

Property and equipment, net...................................................        8,110                       8,341
Software development costs, net...............................................        4,393                       3,718
Intangibles, net..............................................................        5,958                       6,271
Other long-termassets.........................................................        7,465                       7,692
                                                                                    -------                     -------
                                                                                    $89,205                     $84,166
                                                                                    =======                     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable............................................................      $ 6,152                     $ 4,844
  Accrued liabilities.........................................................        4,134                       3,210
  Client deposits and unearned revenue........................................        4,392                       2,600
  Current portion of long-term debt...........................................          160                         161
                                                                                    -------                      ------

                     Total current liabilities................................       14,838                      10,815

Long-term debt, less current portion..........................................        4,147                       4,106
                                                                                   --------                    --------
                     Total liabilities........................................       18,985                      14,921


Shareholders' equity
  Common stock, no par value; 30,000,000 shares authorized;
     16,144,400 and 15,505,565 shares issued and outstanding.................             -                           -
  Additional paid-in
     capital.................................................................        92,970                      92,144
  Deferred compensation......................................................          (328)                       (353)
  Accumulated deficit........................................................       (22,422)                    (22,546)
                                                                                   --------                    --------
                     Total shareholders' equity.............................         70,220                      69,245
                                                                                   --------                    --------
                                                                                   $ 89,205                    $ 84,166
                                                                                   ========                    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                   Unaudited

                                                                 For the three months ended
                                                                          March 31,
                                                                ----------------------------
                                                                    1999             1998
                                                                -------------    -----------
Revenues:
  System sales.............................................       $17,235          $16,647
  Client support, maintenance and other services...........         7,039            4,897
                                                                ------------     -----------
    Total  revenues........................................        24,274           21,544

Cost of Revenues:
  System sales.............................................         8,484            7,996
  Client support, maintenance and other services...........         5,886            4,154
                                                                ------------     -----------
    Total cost of revenues.................................        14,370           12,150
Gross Profit...............................................         9,904            9,394

Operating expenses:
  Product development......................................         2,575            2,793
  Sales and marketing......................................         2,927            2,823
  Depreciation and amortization............................         1,379              987
  General and administrative...............................         3,159            3,051
                                                                ------------     -----------
Loss from operations.......................................          (136)            (260)
  Interest income, net.....................................          (343)            (539)
                                                                ------------     -----------
Income before income tax provision.........................           207              279
  Income tax provision.....................................            83              111
                                                                ------------     -----------
Net income.................................................       $   124          $   168
                                                                ============     ===========
Basic and diluted earnings per share.......................       $  0.01          $  0.01
                                                                ============     ===========
Weighted average shares outstanding
  Basic                                                            16,078           15,926
                                                                ============     ===========
  Diluted                                                          17,491           18,624
                                                                ============     ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   Unaudited

                                                                                           For the three months ended
                                                                                                     March 31,
                                                                                           --------------------------
                                                                                               1999          1998
                                                                                           -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.....................................................................           $   124        $   168
   Adjustments to reconcile net income to net cash provided by
     (used in )operating activities:
   Amortization of deferred compensation..........................................                25             45
   Depreciation and amortization..................................................             1,557            987
   Imputed interest on shareholder note...........................................                57             57
   Changes in assets and liabilities:
       Accounts receivable........................................................              (758)        (3,207)
       Inventories................................................................               994         (2,891)
       Other assets...............................................................               382            (62)
       Accounts payable...........................................................             1,307           (511)
       Accrued liabilities........................................................               924         (2,007)
       Client deposits and deferred revenue.......................................             1,793         (1,338)
                                                                                             ---------      ---------

             Net cash provided by (used in) operating activities..................             6,405         (8,759)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment............................................              (729)        (1,786)
   Capitalized software development costs.........................................              (853)          (643)
                                                                                             ---------      ---------

             Net cash used in investing activities................................            (1,582)        (2,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of employee stock options.............................................             1,340            666
   Repurchase of common stock.....................................................              (514)            --
   Shareholder loans..............................................................                --           (500)
   Principal payments under capital lease obligations.............................               (12)           (71)
   Principal payments under long-term debt........................................                (4)          (383)
                                                                                             ---------      ---------

             Net cash provided by (used in) financing activities..................               810           (288)
                                                                                             ---------      ---------

   Increase (decrease) in cash and cash equivalents...............................             5,633        (11,476)

   Cash and cash equivalents at beginning of year.................................            25,536         47,567
                                                                                             ---------      ---------
   Cash and cash equivalents at end of period.....................................           $31,169        $36,091
                                                                                             =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest.....................................................................           $     3        $    76
                                                                                             ---------      ---------
     Income taxes.................................................................           $    --        $ 1,556
                                                                                             =========      =========


  The accompanying notes are an integral part of these condensed consolidated financial statements

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Radiant Systems, Inc. (the "Company") management, these condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary for fair presentation of the consolidated financial condition and results of operations for these periods. The interim results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements as filed in its Annual Report on Form 10-K for the year ended December 31, 1998.


2.  Net Income Per Share

Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options. The following table represents a reconciliation of basic and dilutive weighted average shares and earnings per share.




                                                                   For the three months
                                                                     ended March 31,
                                                           ----------------------------------
000s omitted except per share data                              1999              1998
---------------------------------------------------------------------------------------------
Basic weighted average shares outstanding..............        16,078            15,926
Shares of common stock assumed
  issued upon exercise of common
  stock equivalents using the "treasury
  stock" method as it applies to the
  computation of diluted earnings
  per share............................................         1,413            2,698
                                                              -------          -------
Diluted weighted average shares
  outstanding.........................................         17,491           18,624
                                                              =======          =======
Net earnings used in the
  computation of basic and diluted
  earnings per share..................................        $   124          $   168
                                                              =======          =======
Earnings per share:
      Basic...........................................        $  0.01          $  0.01
                                                              =======          =======

      Diluted.........................................        $  0.01          $  0.01
                                                              =======          =======



For the three months ended March 31, 1999 and March 31, 1998, options to purchase approximately 83,000 and 10,000 shares of common stock, respectively, were excluded from the above reconciliation, as the options were anti-dilutive for the periods then ended.


3.  Segment Reporting Data


The Company operates through two primary reportable segments (i) Global Solutions and (ii) Regional Solutions. Although both groups provide enterprise-wide technology solutions to the retail industry, the distinguishing factor between them is primarily the size of the clients served and the nature of the services performed. Global Solutions' clients tend to be clients with greater than fifty owned and operated sites, while Regional Solutions' clients typically have less than fifty owned and operated sites. Additionally, the purchasing behavior of the Global Solutions clients is typically characterized by the use of fewer, larger contracts. These contracts typically involve longer negotiating cycles, and often require the dedication of substantial amounts of working capital and other resources.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting polices included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company's management evaluates the performance of the segments based on an internal measure of contribution margin, or income and loss from operations, before certain allocated costs of development and corporate overhead.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

The Other nonreportable segment includes miscellaneous businesses, certain unallocated corporate operating expenses and the elimination of intersegment sales.

The summary of the Company's operating segments is as follows (in thousands):

                                                                      For the three months ended March 31, 1999
                                             ---------------------------------------------------------------------------------------

                                                   Global                Regional
                                                  Solutions             Solutions                Other                Consolidation
                                             -----------------     -----------------      -----------------      -------------------

Revenues                                          $     20,531          $      3,743                     --           $      24,274
Contribution margin                                      5,811                  (252)          $       (689)                  4,870
Operating income (loss)                                  1,730                (1,177)                  (689)                   (136)



                                                                     For the three months ended March 31, 1998
                                             ---------------------------------------------------------------------------------------

                                                   Global               Regional
                                                  Solutions             Solutions                Other               Consolidation
                                             -----------------     -----------------      -----------------      -------------------

Revenues                                          $     18,013          $      3,531                     --           $      21,544
Contribution margin                                      4,077                  (331)                    --                   3,746
Operating income (loss)                                    575                  (835)                    --                    (260)



Identifiable assets allocated between the segments are comprised primarily of accounts receivable, inventory and intangible assets. There have been no material changes in these balances from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

4.  Accounting Pronouncements

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and disclosing comprehensive income and its components. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income, SFAS 130 requires the reporting of other comprehensive income, defined as revenues, expenses, gains and losses that under generally accepted accounting principles are not included in net income. As of March 31, 1999, the Company had no items of other comprehensive income.

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

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP 98-1, computer software costs incurred in the preliminary project state are expensed as incurred. Additional, specified upgrades and enhancements may be capitalized; however, external costs related to maintenance, unspecified upgrades, and enhancements should be recognized as expense over the contract period on a systematic basis. Internal costs incurred for maintenance should be expensed as incurred. SOP 98-1 is effective for the Company's fiscal year beginning January 1, 1999. The adoption of SOP 98-1 during the first quarter ended March 31, 1999 did not have a material effect on the consolidated financial statements of the Company.

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

Throughout the course of 1997 and 1998, the Company entered additional retail markets facilitated primarily through the acquisition of several companies and product offerings. Combined with its existing products, the Company began developing, marketing, deploying and supporting a variety of products. As a result, during 1998 the Company's management determined that significant internal cost efficiencies and increased market appeal could be obtained through the consolidation of its legacy products into a single family of products, Lighthouse(TM). This consolidation effort integrated the best business and technical knowledge from multiple markets.

During 1998, the Company began developing Lighthouse, its next generation software technology. Management believes its Lighthouse generation of software products, which leverages both Microsoft Windows(R) CE and NT operating systems, represents an innovative platform based on open, modular software and hardware architecture and offers increased functionality and stability compared to other open systems in the marketplace. Additionally, management believes the Lighthouse family of products will uniquely position the Company to serve the needs of retailers who cross business segments (i.e., a convenience store or cinema with a fast food operation), further differentiating the Company's systems from those of its competitors and allowing the Company to significantly reduce future development and support costs. Additionally, the Company continues to review products and solutions utilizing the Internet.

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

Results of Operations

Three months ended March 31, 1999 compared to three months ended March 31, 1998

System Sales. The Company derives the majority of its revenues from sales and licensing fees for its headquarters, back office management and point of sale solutions. Systems sales increased 3.5% to $17.2 million for the quarter ended March 31, 1999 (the "first quarter 1999"), compared to $16.6 million for the quarter ended March 31, 1998 (the "first quarter 1998"). The increase related to sales and license fees from new and existing clients.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services, which increased 43.7% to $7.0 million for the first quarter 1999, compared to $4.9 million for the first quarter 1998. The increase was due to increased support, maintenance and services revenues within its existing markets resulting from increased system sales. Additionally, increased client demand for professional services contributed to this increase.

Cost of Systems Sales. Cost of systems sales consists primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of system sales increased 6.1% to $8.5 million for the first quarter 1999, compared to $8.0 million for the first quarter 1998. The increase was attributable to the increase in systems sales. Cost of systems sales as a percentage of systems revenues increased to 49.2% from 48.0%. This increase was due primarily to changes in product mix between site-based manufactured systems and back office and headquarters-based management systems between the two periods. The back office and headquarters systems typically have higher gross margins than the site-based systems sold by the Company.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of client support, maintenance and other services increased 41.7% to $5.9 million for the first quarter 1999 from $4.2 million for the first quarter 1998. The increase was due primarily to the Company's expansion its professional service offerings and the related increase in wages associated with this effort. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased to 83.6% from 84.8%, due to increased efficiencies and staff utilization.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses decreased 7.8% to $2.6 million for the first quarter 1999, compared to $2.8 million for the first quarter 1998. The increase was due primarily to higher capitalization of software costs associated with the Company's development of its Lighthouse generation of products. In the first quarter 1999, software development costs of $853,000, or 24.9% of its total product development costs were capitalized by the Company as compared to $643,000, or 18.7% of its total product development costs for the first quarter 1998. Product development expenses as a percentage of total revenues decreased to 10.6% from 13.0%, as total revenues increased while product development expenses decreased.

Sales and Marketing Expenses. Sales and marketing expenses increased 3.7% to $2.9 million during the first quarter 1999, compared to $2.8 million in the first quarter 1998. The increase was associated with the continued expansion of the Company's sales activities and increased commission expense attributable to higher sales. Sales and marketing expenses as a percentage of total revenues decreased to 12.1% from 13.1%.

Depreciation and Amortization. Depreciation and amortization expenses increased 39.7% to $1.4 million for the first quarter 1999, compared to $987,000 for the first quarter 1998. The increase resulted from an increase in computer equipment and other assets required to support an increased number of employees and locations. Depreciation and amortization as a percentage of total revenues increased to 5.7% from 4.6% during the period, primarily because associated personnel support costs increased at a pace higher than associated revenues.

General and Administrative Expenses. General and administrative expenses increased 3.5% to $3.2 million for the first quarter 1999, compared to $3.1 million for the first quarter 1998. The increase was due primarily to personnel increases needed to support additional revenues. General and administrative expenses as a percentage of total revenues decreased to 13.0% from 14.2% as personnel and related expenses grew at a slower rate than revenues.

Interest Income, Net. Interest income, net decreased 36.4% to $343,000 for the first quarter 1999, compared to $539,000 for the first quarter 1998. The Company's interest income is derived from the investment of its cash and cash
equivalents.   The decrease in net interest income resulted primarily as a result of a decline in cash and cash equivalents from an average cash balance of $41.8 million during the first quarter 1998 to an average cash balance of $28.4 million during the first quarter of 1999. See--"Liquidity and Capital Resources".

Income Tax Provision.   The Company recorded a tax provision of 40.0% in both
the first quarter 1998 and the first quarter 1999.

Net Income. Net income for the first quarter ended March 31, 1999, was $124,000, or $0.01 per share, a decrease of $44,000 over net income of $168,000, or $0.01 per share for the same period in 1998 due to the reasons noted above.


Liquidity and Capital Resources

In July 1997, the Company completed a public offering of 2.6 million shares of common stock and received net proceeds of approximately $58.4 million after deducting estimated underwriting discounts and offering expenses. A portion of the offering proceeds was used to repay $3.3 million of debt incurred in connection with the acquisition of ReMACS. The remaining proceeds will be used for general corporate purposes, including research and development, sales and marketing, possible strategic acquisitions and the increased working capital requirements of the Company generated by its growth. As of March 31, 1999, the Company had $31.2 million in cash and cash equivalents.

The Company provided cash from operating activities in the first quarter 1999 of $6.4 million compared to a use of cash of $8.8 million in the first quarter 1998. In the first quarter 1999, the Company provided cash from operating activities primary due to decreased accounts receivables and inventories along with increased accounts payable and accrued liabilities due to timing of certain vendor payments. Additionally, client deposits and unearned revenues increased during the first quarter 1999 as the Company delivered products and/or services previously paid by clients. In the first quarter 1998, the Company's uses of cash were the primary result of increased accounts receivable and inventory due to increased sales, and a decrease in client deposits and unearned revenues as the Company delivered products and/or services previously paid by clients.

Cash used in investing activities in the first quarter 1999 and the first quarter 1998 was $1.6 million and $2.4 million, respectively. The uses of cash in investing activities for the first quarter 1999 consisted primarily of the purchases of property and equipment for approximately $729,000 and capitalized software costs of $853,000. The uses of cash in investing activities for the first quarter 1998 consisted primarily of the purchases of property and equipment of approximately $1.8 million and capitalized software costs of $643,000.

Cash of $810,000 was provided by financing activities during the first quarter 1999 due primarily to cash received from the exercise of employee stock options of $1.3 million offset by the Company's purchase of common stock from shareholders for approximately $514,000. Cash of $288,000 was used in financing activities during the first quarter 1998 due primarily to an advance made by the Company to the former sole shareholder of RapidFire under its agreement to loan up to $1.5 million, which debt matures October 31, 2005 and bears interest at 5.0% per annum.

In September 1998, the Board of Directors of the Company authorized a stock repurchase program pursuant to which management is authorized to repurchase up to 3,000,000 shares of common stock of the Company. As of May 6, 1999, the Company had repurchased in the open market an aggregate of 680,154 shares of its common stock for a total of $4.5 million. These purchases were, and any future purchase will be, financed from the Company's cash reserves.

Year 2000 Issue

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

The Company is conducting communications with all of its significant suppliers of goods and services to determine the extent to which the Company's operations and systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no guarantee that the systems of other companies on which the Company's operations and systems rely will be timely converted and would not have an adverse effect on the Company's systems or result of operations.

The Company will utilize predominantly internal resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project by September 30, 1999, which is prior to any anticipated impact on its operating systems.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risks
--------------------------------------------------------------------

The Company's financial instruments that are subject to market risks are its cash and cash equivalents. During the first quarter 1999, the weighted average interest rate on its cash balances was approximately 4.65%. A 10.0% decrease in this rate would impact interest income by approximately $34,000.

                         PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a) Exhibits.

         The following exhibit is filed with this Report:
            27.1   Financial Data Schedule

   (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended
            March 31, 1999
                                        RADIANT SYSTEMS, INC

Dated:             May 14, 1999              By:   /s/ John H. Heyman
        ----------------------------               -----------------------------
                                                   John H. Heyman, Executive
                                                   Vice President and Chief
                                                   Financial Officer

          EXHIBIT INDEX




Exhibit Number          Description of Exhibit
--------------          ----------------------


   27.1                 Financial Data Schedule