Form 10-Q
period 1999-06-30
RADIANT SYSTEMS INC
filed 1999-08-16
CIK 845818

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


           For Quarterly Period Ended         Commission File Number:
                  June 30, 1999                       0-22065


                             RADIANT SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Georgia                         11-2749765
--------------------------------------------------------------------------------
       (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)         Identification No.)


      3925 Brookside Parkway, Alpharetta, Georgia        30022
--------------------------------------------------------------------------------
       (Address of principal executive offices)       (Zip Code)



       Issuer's telephone number, including area code:  (770) 576-6000

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

                          Yes    X                 No
                              -------



The number of the registrant's shares outstanding as of August 10, 1999 was 16,522,827.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS



PART I:     FINANCIAL INFORMATION                                                           PAGE NO.
  Item 1:   Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 1999 and                       3
            December 31, 1998

            Condensed Consolidated Statements of Operations for the Three and                   4
            Six Months Ended June 30, 1999 and 1998

            Condensed Consolidated Statements of Cash Flows for the Six Months                  5
            Ended June 30, 1999 and 1998

            Notes to Condensed Consolidated Financial Statements                               6-8

  Item 2:   Management's Discussion and Analysis of Financial                                  9-13
            Condition and Results of Operations

  Item 3:   Quantitative and Qualitative Disclosures About Market Risks                        13

PART II:    OTHER INFORMATION

  Item 4:   Submission of Matters to a Vote of Security Holders                                14

  Item 5:   Other Information                                                                  14

  Item 6:   Exhibits and Reports on Form 8-K                                                   14

  Signature                                                                                    14

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                           June 30, 1999          December 31, 1998
                                                                        -------------------    ----------------------
                                                                            (unaudited)
ASSETS

Current assets
  Cash and cash equivalents                                             $      31,927             $       25,537
  Accounts receivable, net of allowance for doubtful accounts of
    $900 and $750                                                              20,449                     17,645
  Inventories                                                                  12,225                     11,965
  Other short-term assets                                                       3,524                      2,997
                                                                        -------------             --------------

                Total current assets                                           68,125                     58,144

Property and equipment, net                                                     9,011                      8,341
Software development costs, net                                                 4,971                      3,718
Intangibles and other long-term assets                                         12,182                     13,963
                                                                        -------------             --------------
                                                                        $      94,289             $       84,166
                                                                        =============             ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                      $       5,816             $        4,844
  Accrued liabilities                                                           5,619                      3,210
  Client deposits and unearned revenue                                          5,265                      2,600
  Current portion of long-term debt                                               120                        161
                                                                        -------------             --------------
                Total current liabilities                                      16,820                     10,815

Long-term debt, less current portion                                            4,137                      4,106
                                                                        -------------             --------------
                Total liabilities                                              20,957                     14,921

Shareholders' equity
  Common stock, no par value; 30,000,000 shares authorized;
    16,351,600 and 15,505,565 shares issued and outstanding                        --                         --
  Additional paid-in capital                                                   94,665                     92,144
  Deferred compensation                                                          (303)                      (353)
  Accumulated deficit                                                         (21,030)                   (22,546)
                                                                        -------------             --------------
                Total shareholders' equity                                     73,332                     69,245
                                                                        -------------             --------------
                                                                        $      94,289             $       84,166
                                                                        =============             ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                   Unaudited

                                                        For the three months ended                     For the six months ended
                                                                 June 30,                                      June 30,
                                               -------------------------------------       -------------------------------------
                                                    1999                   1998                  1999                  1998
                                               ---------------     -----------------       ---------------     -----------------

Revenues:
System sales                                     $      21,316          $     13,793           $    38,551          $     30,440
Client support, maintenance and other services           9,264                 5,732                16,303                10,629
                                                 -------------          ------------           -----------          ------------
 Total  revenues                                        30,580                19,525                54,854                41,069

Cost of revenues:
System sales                                            10,519                 7,150                19,003                15,146
Client support, maintenance and other services           7,234                 5,062                13,120                 9,216
                                                 -------------          ------------           -----------          ------------
 Total cost of revenues                                 17,753                12,212                32,123                24,362
                                                 -------------          ------------           -----------          ------------

Gross profit                                            12,827                 7,313                22,731                16,707

Operating expenses:
Product development                                      2,945                 3,020                 5,520                 5,813
Sales and marketing                                      3,159                 3,073                 6,086                 5,896
Depreciation and amortization                            1,551                 1,188                 2,930                 2,175
General and administrative                               3,194                 3,052                 6,353                 6,101
                                                 -------------          ------------           -----------          ------------

Income (loss) from operations                            1,978                (3,020)                1,842                (3,278)

Interest income, net                                      (342)                 (472)                 (685)               (1,011)
                                                 -------------          ------------           -----------          ------------

Income (loss) before income tax provision                2,320                (2,548)                2,527                (2,267)
 (benefit)

Income tax provision (benefit)                             928                (1,019)                1,011                  (907)
                                                 -------------          ------------           -----------          ------------

Net income (loss)                                $       1,392          $     (1,529)          $     1,516          $     (1,360)
                                                 =============          ============           ===========          ============

Earnings (loss) per share:
 Basic                                           $        0.09          $      (0.10)          $      0.09          $      (0.09)
                                                 =============          ============           ===========          ============
 Diluted                                         $        0.08          $      (0.10)          $      0.09          $      (0.09)
                                                 =============          ============           ===========          ============

Weighted average shares outstanding
 Basic                                                  16,313                15,991                16,212                15,958
                                                 =============          ============           ===========          ============
 Diluted                                                17,965                15,991                17,801                15,958
                                                 =============          ============           ===========          ============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   Unaudited

                                                                                    For the six months ended
                                                                                            June 30,
                                                                        --------------------------------------------------
                                                                               1999                           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $              1,516            $         (1,360)
 Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
 Amortization of deferred compensation                                                     51                          91
 Depreciation and amortization                                                          3,359                       2,175
 Imputed interest on shareholder note                                                     113                         113
 Changes in assets and liabilities:
  Accounts receivable                                                                  (2,804)                       (790)
  Inventories                                                                            (261)                     (2,495)
  Other assets                                                                            608                      (2,360)
  Accounts payable                                                                        971                      (2,774)
  Accrued liabilities                                                                   2,409                      (1,588)
  Client deposits and deferred revenue                                                  2,665                      (2,041)
                                                                   --------------------------      ----------------------

    Net cash provided by (used in) operating activities                                 8,627                     (11,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                   (2,645)                     (3,551)
 Capitalized software development costs                                                (1,683)                     (1,098)
                                                                   --------------------------      ----------------------

    Net cash used in investing activities                                              (4,328)                     (4,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of employee stock options                                                     2,528                       1,323
 Repurchase of common stock                                                              (514)                         --
 Shareholder loans                                                                       (306)                     (1,500)
 Employee stock purchase plan                                                             507                          --
 Principal payments under capital lease obligations                                       (16)                       (127)
 Principal payments under long-term debt                                                 (107)                       (431)
                                                                   --------------------------      ----------------------

    Net cash provided by (used in) financing activities                                 2,092                        (735)
                                                                   --------------------------      ----------------------

 Increase (decrease) in cash and cash equivalents                                       6,391                     (16,413)

 Cash and cash equivalents at beginning of year                                        25,536                      47,567
                                                                   --------------------------      ----------------------
    Cash and cash equivalents at end of period                           $             31,927            $         31,154
                                                                   ==========================      ======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                               $                  7            $            137
                                                                   --------------------------      ----------------------
       Income taxes                                                      $                 --            $          1,678
                                                                   ==========================      ======================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Radiant Systems, Inc. (the "Company") management, these condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary for fair presentation of the consolidated financial condition and results of operations for these periods. The interim results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements as filed in its Annual Report on Form 10-K for the year ended December 31, 1998.

2.    Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted-average number of shares outstanding. Diluted net income
(loss) per share includes the dilutive effect of stock options. The following table represents a reconciliation of basic and dilutive weighted average shares and earnings (loss) per share.

                                                           For the three months                       For the six months
                                                              ended June 30,                            ended June 30,
                                                 -------------------------------------      -----------------------------------
in thousands except per share data                     1999                  1998                 1999                1998
-------------------------------------------------------------------------------------------------------------------------------

Basic weighted average shares outstanding shares           16,313               15,991               16,212              15,958
 of common stock assumed issued upon exercise of
 common stock equivalents using the "treasury
 stock" method as it applies to the computation
 of diluted earnings per share                              1,652                   --                1,589                  --
                                                 ----------------     ----------------      ---------------     ---------------

Diluted weighted average shares outstanding                17,965               15,991               17,801              15,958
                                                 ================     ================      ===============     ===============

Net earnings (loss) used in the computation of
 basic and diluted earnings (loss) per share          $     1,392          $    (1,529)          $    1,516          $   (1,360)
                                                 ================     ================      ===============     ===============

Earnings (loss) per share:
 Basic                                                $      0.09          $     (0.10)          $     0.09          $    (0.09)
                                                 ================     ================      ===============     ===============

 Diluted                                              $      0.08          $     (0.10)          $     0.09          $    (0.09)
                                                 ================     ================      ===============     ===============


 For the three and six month periods ended June 30, 1999, options to purchase approximately 44,000 and 72,000 shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the periods then ended. For the three and six month periods June 30, 1998 all common stock equivalents were excluded from the calculation of diluted weighted average shares outstanding as their impact was antidilutive.

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

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company's management evaluates the performance of the segments based on an internal measure of contribution margin, or income and loss from operations, before certain allocated costs of development and corporate overhead.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

The Other nonreportable segment includes miscellaneous businesses, certain unallocated corporate operating expenses and the elimination of intersegment sales.

The summary of the Company's operating segments is as follows (in thousands):

                                                         For the three months ended June 30, 1999

                                    Global                  Regional
                                  Solutions                 Solutions                 Other                  Consolidation
                           ---------------------     --------------------     -----------------        ----------------------
Revenues                        $       25,647          $         4,933                    --              $      30,580
Contribution margin                      7,840                      262         $        (363)                     7,739
Operating income (loss)                  3,119                     (778)                 (363)                     1,978

                                                        For the three months ended June 30, 1998
                           ----------------------------------------------------------------------------------------------
                                    Global                  Regional
                                  Solutions                 Solutions                 Other               Consolidation
                           ---------------------     --------------------     -----------------       -------------------
Revenues                        $       15,521          $         4,004                    --              $      19,525
Contribution margin                      1,735                     (460)        $         (52)                     1,223
Operating income (loss)                 (1,929)                  (1,039)                  (52)                    (3,020)

                                                        For the six months ended June 30, 1999
                           ----------------------------------------------------------------------------------------------
                                    Global                  Regional
                                  Solutions                 Solutions                 Other                 Consolidation
                           ---------------------     --------------------     ------------------          -----------------
Revenues                        $       46,178          $         8,676                     --             $      54,854
Contribution margin                     13,651                       10         $       (1,052)                   12,609
Operating income (loss)                  4,849                   (1,955)                (1,052)                    1,842

                                                        For the six months ended June 30, 1998
                           ----------------------------------------------------------------------------------------------
                                    Global                  Regional
                                  Solutions                 Solutions                 Other               Consolidation
                           ---------------------     --------------------     -----------------      ---------------------
Revenues                        $       33,534          $         7,535                   --               $      41,069
Contribution margin                      5,812                     (791)        $        (52)                      4,969
Operating income (loss)                 (1,352)                  (1,874)                 (52)                     (3,278)

Identifiable assets allocated between the segments are comprised primarily of accounts receivable, inventory and intangible assets. There have been no material changes in these balances from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

4.    Subsequent Event

On August 1, 1999, the Company entered into an agreement with America Online, Inc. ("AOL") and MovieFone, Inc., a subsidiary of AOL ("MF"), to form a strategic relationship in the retail point of sale business. This relationship, among other things, entails a ten-year marketing and development agreement whereby the Company will develop and manufacture point of sale systems and services for sale to the entertainment segment pursuant to MF's specifications, which will make such point of sale systems interoperable with MF's remote entertainment and event ticketing services. The relationship also contemplates future collaborative efforts between the companies. As part of this relationship, AOL is making two investments. First, AOL will purchase $10.0 million of the Company's common stock at a price of $15 per share. Secondly,upon completion of a mutually agreed-upon business plan, AOL has agreed to invest $25.0 million as well as provide product development and management assistance in a subsidiary of the Company to be formed that will engage in consumer interactive businesses other than in the entertainment segment (e.g., interactive fuel and dispenser business and interactive restaurant self-ordering business upon completion of a mutually agreed upon business plan). In return for its investment, AOL will receive a 15.0% equity interest in the form of preferred stock of this subsidiary.


5.    Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, and changes in the derivative fair value be recognized currently in earnings unless specific accounting criteria are met. The Company plans to adopt SFAS 133 in the first quarter of fiscal 2001. Management does not believe that adoption of this statement will have a material effect on the consolidated financial statements of the Company.

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

Throughout the course of 1997 and 1998, the Company entered additional retail markets, facilitated primarily through the acquisition of several companies and product offerings. Combined with its existing products, the Company began developing, marketing, deploying and supporting a variety of products. As a result, during 1998 the Company's management determined that significant internal cost efficiencies and increased market appeal could be obtained through the consolidation of its legacy products into a single family of products, Lighthouse(TM). This consolidation effort integrated the best business and technical knowledge from multiple markets.

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

In 1998, a number of factors impacted the Company's revenue growth and operating results. Most notable was the fact that a number of the Company's larger clients were involved in mergers and acquisitions which, for a variety of reasons, interrupted or delayed roll outs of the Company's products. In addition, the purchasing behavior of the Company's largest clients became increasingly characterized by the use of fewer, larger contracts. These contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general require costs that may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, clients often demand more stringent acceptance criteria, which can also cause revenue recognition delays. The above, coupled with investments by the Company in product development and other areas of business, negatively impacted operating results and contributed to losses during 1998.

Results of Operations

Three and six months ended June 30, 1999 compared to three and six months ended June 30, 1998

System Sales. The Company derives the majority of its revenues from sales and licensing fees of its headquarters-based, back office management, and point of sale solutions. System sales increased 54.5% to $21.3 million for the quarter ended June 30,1999 (the "second quarter 1999"), compared to $13.8 million for the quarter ended June 30, 1998 (the "second quarter 1998"). System sales increased 26.6% to $38.6 million for the six months ended June 30, 1999 (the "fiscal year 1999"), compared to $30.4 for the six months ended June 30, 1998 (the "fiscal year 1998"). In addition to increased sales and license fees from new and existing clients during fiscal year 1999, the Company's Lighthouse software product was released to food service clients during the period, which contributed to this increase in system sales.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services, which increased 61.6% to $9.3 million for the second quarter 1999, compared to $5.7 million for the second quarter 1998 and increased 53.4% to $16.3 million for the fiscal year 1999, compared to $10.6 million for the fiscal year 1998. These increases were due to increased support, maintenance and services revenues within existing markets, resulting from an increased install base. Additionally, increased client demand for professional services such as training, project management and implementation services contributed to these increases.

Cost of System Sales. Cost of system sales consists primarily of hardware and peripherals for site-based system and labor. These costs are expensed as products are shipped. Cost of system sales increased 47.1% to $10.5 million for the second quarter 1999, compared to $7.2 million for the second quarter 1998. Cost of system sales increased 25.5% to $19.0 million for the fiscal year 1999 from $15.1 million for the fiscal year 1998. These increases were directly attributable to the increase in system sales for fiscal year 1999. Cost of system sales as a percentage of system sales decreased to 49.3% for the second quarter 1999 from 51.8% for the second quarter 1998, and to 49.3% during fiscal year 1999 from 49.8% for fiscal year 1998. The decreases were due primarily to increased efficiencies associated with the manufacturing of site-based systems, as well as increased sales of software-only licenses.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of client support, maintenance and other services increased 42.9% to $7.2 million for the second quarter 1999 from $5.1 million for the second quarter 1998 and increased 42.4% to $13.1 million for fiscal year 1999 from $9.2 million for fiscal year 1998. The increases were due primarily to increased wages associated with the effort of supporting higher revenues in this area. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased to 78.1% from 88.3% for the second quarter 1999 and 1998, respectively, and to 80.5% from 86.7% for fiscal year 1999 and 1998, respectively, as a result of increased efficiencies and staff utilization.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses decreased 2.5% to $2.9 million for the second quarter 1999, compared to $3.0 million for the second quarter 1998 and decreased 5.0% to $5.5 million for fiscal year 1999, compared to $5.8 million for fiscal year 1998. These decreases were due primarily to higher capitalization of software costs associated with the Company's development of its Lighthouse generation of products. In the second quarter 1999 and 1998, the Company capitalized software development costs of $829,000, or 21.9% of its total product development costs, and $455,000, or 13.1% of its total product development costs, respectively. For fiscal year 1999 and 1998, the Company capitalized software development costs of $1.7 million, or 23.4% of its total product development costs, and $1.1 million, or 15.9% of its total product development costs, respectively. Product development expenses as a percentage of total revenues decreased to 9.6% from 15.5% for the second quarter 1999 and 1998, respectively, and to 10.1% from 14.2% for fiscal year 1999 and 1998, respectively, as total revenues increased while product development expenses decreased.

Sales and Marketing Expenses. Sales and marketing expenses increased 2.8% to $3.2 million during the second quarter 1999, compared to $3.1 million in the second quarter 1998 and increased 3.2% to $6.1 million during fiscal year 1999, compared to $5.9 million for fiscal year 1998. These increases were associated with continued expansion of sales activities and increased commission expense attributable to higher sales. Sales and marketing expenses as a percentage of total revenues were 10.3% and 15.7% for the second quarter 1999 and 1998, respectively, and 11.1% and 14.4% for fiscal year 1999 and 1998, respectively, as total revenues increased at a pace higher than related sales and marketing expenses.

Depreciation and Amortization. Depreciation and amortization expenses increased 30.6% to $1.6 million for the second quarter 1999, compared to $1.2 million for the second quarter 1998 and increased 34.7% to $2.9 million for fiscal year 1999, compared to $2.2 million for fiscal year 1998. The increase resulted from an increase in computer equipment, leasehold improvements and other assets required to support an increased number of employees and locations. Depreciation and amortization as a percentage of total revenues was 5.1% and 6.1% for the second quarter 1999 and 1998, respectively, and 5.3% for both fiscal years 1999 and 1998. The decrease in the second quarter 1999 was primarily due to associated revenues increasing at a pace higher than associated personnel support. Amortization of capitalized software development costs was approximately $250,000 and $136,000 for the second quarter 1999 and 1998, respectively, and approximately $429,000 and $223,000 for fiscal year 1999 and 1998, respectively.

General and Administrative Expenses. General and administrative expenses increased 4.7% to $3.2 million for the second quarter 1999, compared to $3.1 million for the second quarter 1998 and increased 4.1% to $6.4 million for fiscal year 1999, compared to $6.1 million for fiscal year 1998. The increase was due primarily to personnel increases needed to support additional revenues. General and administrative expenses as a percentage of total revenues were 10.4% and 15.6% for the second quarter 1999 and 1998, respectively, and 11.6% and 14.9% for fiscal year 1999 and 1998, respectively, as total revenues grew at a pace faster than associated personnel and related expenses.

Interest Income,Net. Net interest income decreased 27.5% to $342,000 for the second quarter 1999, compared to $472,000 for the second quarter 1998. For fiscal year 1999, net interest income decreased 32.2% to $685,000, compared to net interest income of $1.0 million for fiscal year 1998. The Company's interest income is derived from the investment of its cash and cash equivalents. The decreases in net interest income resulted primarily from a decline in cash and cash equivalents from an average cash balance of $33.6 million during the second quarter 1998 and $39.4 million during the fiscal year 1998 to compared to an average cash balance $31.5 million during the second quarter 1999 and $28.7 million during the fiscal year 1999. See--"Liquidity and Capital Resources."

Income Tax Provision (Benefit). The Company recorded a tax provision of 40.0% in both the second quarter 1999 and fiscal year 1999. In both the second quarter 1998 and fiscal year 1998, the Company recorded a tax benefit of 40.0%.

Net Income (Loss). Net income for the second quarter 1999 was $1.4 million, or $0.08 per diluted share, an increase of $2.9 million, or $0.18 per share over a net loss of $1.5 million, or $0.10 per share for the second quarter 1998. Net income for fiscal year 1999 was $1.5 million or $0.09 per share, an increase of $2.9 million or $0.18 per share over a net loss of $1.4 million or $0.09 per share for fiscal year 1998.

Liquidity and Capital Resources

As of June 30, 1999, the Company had $31.9 million in cash and cash equivalents and working capital of $51.3 million. As more fully described in Note 4 of the Condensed Consolidated Financial Statements, AOL has agreed to purchase $10.0 million of the Company's stock at a price of $15 per share and may invest an additional $25.0 million in a subsidiary of the Company at a later date.

The Company provided cash from operating activities in fiscal year 1999 of $8.6 million compared to a use of cash of $11.0 million in fiscal year 1998. In fiscal year 1999, the Company provided cash from operating activities primarily due to net income of $1.5 million during the period, as well as increased accounts payable and accrued liabilities due to timing of certain vendor payments liabilities, partially offset by decreases in accounts receivable, inventory and other assets. Additionally, client deposits and unearned revenues increased during fiscal year 1999 as the Company received cash from clients in advance of products and/or services being delivered. In fiscal year 1998, the Company's uses of cash were the primary result of increased accounts receivable and inventory due to increased sales, coupled with a decrease in client deposits and unearned revenues as the Company delivered products and/or services previously paid by clients.

Cash used in investing activities during fiscal year 1999 and 1998 was $4.3 million and $4.6 million, respectively. The uses of cash in investing activities for fiscal year 1999 consisted primarily of the purchases of property and equipment for $2.6 million and capitalized software costs of $1.7 million. The uses of cash in investing activities during fiscal year 1998 consisted primarily of the purchases of property and equipment of $3.6 million and capitalized software costs of $1.1 million.

Cash of $2.1 million was provided by financing activities during fiscal year 1999 due primarily to cash received from the exercise of employee stock options of $2.5 million, partially offset by the Company's purchase of common stock pursuant to its stock repurchase program for approximately $514,000. Cash of $735,000 was used in financing activities during fiscal year 1998 due primarily to an advance made by the Company to the former sole shareholder of RapidFire under an agreement to loan up to $1.5 million to that individual, which debt matures October 31, 2005 and bears interest at 5.0% per annum.

In September 1998, the Board of Directors of the Company authorized a stock repurchase program pursuant to which management is authorized to repurchase up to 3,000,000 shares of common stock of the Company. As of August 10, 1999, the Company had repurchased in the open market an aggregate of 680,154 shares of its common stock for a total of $4.5 million. These purchases were, and any future purchase will be, financed from the Company's cash reserves.

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

The Company continues to undergo a review of its internal systems, including those that support financial, manufacturing and general business operations. To date, the Company has identified some systems that require upgrades to be Year 2000 compliant, including certain business software applications. The business application upgrades are in progress, and are accommodated by existing software maintenance contracts with outside providers. The Company anticipates that it will complete its review of its internal systems and expects that all-necessary upgrades to ensure Year 2000 compliance will be completed by the end of the third quarter of 1999. All costs associated with analyzing the Year 2000 Issue or making conversions to existing systems are being expensed as incurred. Management presently believes that the costs to modify its information technology infrastructure to be Year 2000 compliant will not have a material adverse impact to its financial condition or results of operations during any quarterly or annual reporting period.

Additionally, the Company is in the process of conducting an inventory and business risk assessment of its non-information technology systems. Company personnel are conducting communications with all of its significant suppliers of goods and services to determine the extent to which the Company's operations and systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date, the Company's analysis of key third parties has not revealed any issues that would prevent them from continuing to provide products and services through the Year 2000 transition. There can be no guarantee that the systems of other companies on which the Company's operations and systems rely will be timely converted and would not have an adverse effect on the Company's systems or results of operations. However, the Company is currently identifying and considering various contingency options to minimize the risk of any Year 2000 problems.

Finally, the Company has substantially completed the testing of its existing product offerings. The testing includes and analysis of both standard products, currently offered, and all custom products that have been offered or developed, which the Company currently supports. The testing is not performed with respect to any legacy products that the Company does not currently sell or support. In the event that the testing determines that a product may not be Year 2000 compliant, the Company has or will develop either a fix, or a migration path to a product that is Year 2000 compliant. To date, the costs to modify the Company's software to be Year 2000 compliant has not been material. Furthermore, management believes that any additional costs to be incurred will not be material nor have a material adverse impact on its financial condition or results of operations during any quarter or annual reporting period. The Company, to date, has utilized predominantly internal resources to reprogram, or replace, and test its hardware and software for Year 2000 modifications.

The Company has not fully completed a contingency plan for business activities that are susceptible to a substantial risk of any disruptions from a Year 2000 related event. Because the Company has not fully assessed its risk from potential Year 2000 failures, the Company has not yet developed detailed contingency plans specific to Year 2000 events for any business activity. The Company is aware of the possibility that certain business activities may be hereafter identified as at risk. The Company is developing contingency plans for such business activities as and if such determinations are made.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risks
--------------------------------------------------------------------

The Company's financial instruments that are subject to market risks are its cash and cash equivalents. During the three and six month periods ended June 30, 1999, the weighted average interest rate on its cash balances was approximately 4.73% and 4.68%, respectively. A 10.0% decrease in this rate would have impacted interest income by approximately $38,000 and $72,000, respectively, during the three and six month periods ended June 30, 1999.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The Company held its 1999 Annual Meeting of Shareholders on June 28, 1999. Of the 16,317,410 shares of common stock outstanding and entitled to vote at the meeting, 14,946,303 shares were represented at the meeting in person or by proxy. The only matter voted upon at the meeting was the election to the Board of Directors of the Company of two persons named as nominees for director in the Proxy Statement of the Company, to serve as Class III directors of the Company for a term expiring at the 2002 annual meeting of shareholders of the Company. The voting results were as follows:

     Nominee                            For                  Against
     -------                            ---                  -------

     Evan O. Grossman                14,912,592               33,711
     Eric B. Hinkle                  14,888,263               58,040

The term of office of the following other directors continued after the meeting:
Erez Goren, Alon Goren, John H. Heyman and James S. Balloun.


Item 5.  Subsequent Event
-------------------------

On August 1, 1999, the Company entered into an agreement with America Online, Inc. ("AOL") and MovieFone, Inc., a subsidiary of AOL ("MF"), to form a strategic relationship in the retail point of sale business. This relationship, among other things, entails a ten-year marketing and development agreement whereby the Company will develop and manufacture point of sale systems and services for sale to the entertainment segment pursuant to MF's specifications, which will make such point of sale systems interoperable with MF's remote entertainment and event ticketing services. The relationship also contemplates future collaborative efforts between the companies. As part of this relationship, AOL is making two investments. First, AOL will purchase $10.0 million of the Company's common stock at a price of $15 per share. Secondly, upon completion of a mutually agreed-upon business plan, AOL has agreed to invest $25.0 million as well as provide product development and management assistance in a subsidiary of the Company to be formed that will engage in consumer interactive businesses other than in the entertainment segment (e.g., interactive fuel and dispenser business and interactive restaurant self-ordering business upon completion of a mutually agreed upon business plan). In return for its investment, AOL will receive a 15.0% equity interest in the form of preferred stock of this subsidiary.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

 (a) Exhibits.

      The following exhibit is filed with this Report:
             27.1   Financial Data Schedule

 (b) Reports on Form 8-K
      No reports on Form 8-K were filed during the quarter ended
             June 30, 1999


                                       RADIANT SYSTEMS, INC


Dated:  August 13, 1999                By: /s/ John H. Heyman
        ---------------                    ----------------------------
                                           John H. Heyman,
                                           Executive Vice President and
                                           Chief Financial Officer

EXHIBIT INDEX



Exhibit Number         Description of Exhibit
--------------         ----------------------

    27.1               Financial Data Schedule