Form 10-Q
period 1999-09-30
RADIANT SYSTEMS INC
filed 1999-11-15
CIK 845818

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
    September 30, 1999                                          0-22065


                             RADIANT SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Georgia                                               11-2749765
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


             3925 Brookside Parkway, Alpharetta, Georgia      30022
--------------------------------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)


        Issuer's telephone number, including area code:  (770) 576-6000

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

The number of the registrant's shares outstanding as of November 10, 1999 was 16,629,450.

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS



PART I:  FINANCIAL INFORMATION                                          PAGE NO.

  Item 1: Financial Statements

          Condensed Consolidated Balance Sheets as of September 30,
          1999 and December 31, 1998                                        3

          Condensed Consolidated Statements of Operations for the
          Three and Nine Months Ended September 30, 1999 and 1998           4

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1999 and 1998                     5

          Notes to Condensed Consolidated Financial Statements            6-8

  Item 2: Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      9-13

  Item 3: Quantitative and Qualitative Disclosures About Market Risks      13

PART II: OTHER INFORMATION

  Item 6: Exhibits and Reports on Form 8-K                                 14

Signature                                                                  14

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                          September 30, 1999    December 31, 1998
                                                                          ------------------    -----------------
                                                                              (unaudited)
ASSETS

Current assets
  Cash and cash equivalents                                                   $  43,464             $  25,537
  Accounts receivable, net of allowance for doubtful
    accounts of $1,000 million and $750                                          20,029                17,645
  Inventories                                                                    13,776                11,965
  Other short-term assets                                                         2,955                 2,997
                                                                              ---------             ---------
              Total current assets                                               80,224                58,144

Property and equipment, net                                                       8,289                 8,341
Software development costs, net                                                   5,420                 3,718
Intangibles and other long-term assets                                           10,344                13,963
                                                                              ---------             ---------
                                                                              $ 104,277             $  84,166
                                                                              =========             =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                            $   9,947             $   4,844
  Accrued liabilities                                                             5,029                 3,210
  Client deposits and unearned revenue                                            8,129                 2,600
  Current portion of long-term debt                                                 112                   161
                                                                              ---------             ---------
              Total current liabilities                                          23,217                10,815

Long-term debt, less current portion                                              4,194                 4,106
                                                                              ---------             ---------
              Total liabilities                                                  27,411                14,921

Shareholders' equity
  Common stock, no par value; 30,000,000 shares authorized;
    16,608,186 and 15,505,565 shares issued and outstanding                          --                    --
  Additional paid-in capital                                                     95,324                92,144
  Deferred compensation                                                            (278)                 (353)
  Accumulated deficit                                                           (18,180)              (22,546)
                                                                              ---------             ---------
              Total shareholders' equity                                         76,866                69,245
                                                                              ---------             ---------
                                                                              $ 104,277             $  84,166
                                                                              =========             =========

        The accompanying notes are an integral part of these condensed consolidated financial statements

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                              For the three months ended           For the nine months ended
                                                                    September 30,                        September 30,
                                                              --------------------------           -------------------------
                                                                  1999           1998                 1999           1998
                                                              -----------     ----------           ----------      ---------
Revenues:
 System sales                                                  $ 24,949        $ 13,706             $ 63,500        $ 44,146
 Client support, maintenance and other services                   9,981           6,072               26,284          16,701
                                                               --------        --------             --------        --------
    Total  revenues                                              34,930          19,778               89,784          60,847

Cost of revenues:
 System sales                                                    12,295           6,284               31,298          21,430
 Client support, maintenance and other services                   7,893           5,293               21,013          14,509
                                                               --------        --------             --------        --------
    Total cost of revenues                                       20,188          11,577               52,311          35,939
                                                               --------        --------             --------        --------

Gross profit                                                     14,742           8,201               37,473          24,908

Operating expenses:
 Product development                                              2,640           2,748                8,160           8,561
 Sales and marketing                                              3,034           3,105                9,120           9,001
 Depreciation and amortization                                    1,536           1,214                4,466           3,389
 Non-recurring charges                                               --             455                   --             455
 General and administrative                                       3,190           3,072                9,543           9,176
                                                               --------        --------             --------        --------

Income (loss) from operations                                     4,342          (2,393)               6,184          (5,674)

Interest income, net                                               (408)           (407)              (1,093)         (1,418)
                                                               --------        --------             --------        --------

Income (loss) before income tax provision (benefit)               4,750          (1,986)               7,277          (4,256)

Income tax provision (benefit)                                    1,900            (795)               2,911          (1,703)
                                                               --------        --------             --------        --------
Net income (loss)                                              $  2,850        $ (1,191)            $  4,366        $ (2,553)
                                                               ========        ========             ========        ========
 Earnings (loss) per share:
  Basic                                                        $   0.17        $  (0.07)            $   0.27        $  (0.16)
                                                               ========        ========             ========        ========
  Diluted                                                      $   0.15        $  (0.07)            $   0.24        $  (0.16)
                                                               ========        ========             ========        ========
Weighted average shares outstanding
  Basic                                                          16,536          16,062               16,324          15,989
                                                               ========        ========             ========        ========
  Diluted                                                        18,479          16,062               18,056          15,989
                                                               ========        ========             ========        ========

        The accompanying notes are an integral part of these condensed consolidated financial statements

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                   Unaudited

                                                                          For the nine months ended
                                                                                September 30,
                                                                          -------------------------
                                                                            1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $  4,366        $ (2,553)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
   Amortization of deferred compensation                                        75             137
   Depreciation and amortization                                             5,146           3,389
   Imputed interest on shareholder note                                        171             171
   Changes in assets and liabilities:
     Accounts receivable                                                    (2,383)         (3,824)
     Inventories                                                            (1,812)         (4,070)
     Other assets                                                            2,682          (2,719)
     Accounts payable                                                        5,102             340
     Accrued liabilities                                                     1,819             452
     Client deposits and deferred revenue                                    5,529          (2,257)
                                                                          --------        --------
        Net cash provided by (used in) operating activities                 20,695         (10,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                      (3,127)         (4,985)
   Capitalized software development costs                                   (2,383)         (1,842)
                                                                          --------        --------
        Net cash used in investing activities                               (5,510)         (6,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of employee stock options                                        3,185           1,339
   Repurchase of common stock                                                 (514)             --
   Issuance of shareholder loans, net                                         (306)         (1,500)
   Stock issued under employee stock purchase plan                             507              --
   Principal payments under capital lease obligations                          (18)           (178)
   Principal payments under long-term debt                                    (112)           (457)
                                                                          --------        --------
        Net cash provided by (used in) financing activities                  2,742            (796)
                                                                          --------        --------

   Increase (decrease) in cash and cash equivalents                         17,927         (18,557)

   Cash and cash equivalents at beginning of year                           25,537          47,567
                                                                          --------        --------
   Cash and cash equivalents at end of period                             $ 43,464        $ 29,010
                                                                          ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                             $     10        $     36
                                                                          --------        --------
     Income taxes                                                         $     --        $    359
                                                                          ========        ========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Radiant Systems, Inc. (the "Company") management, these condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary for fair presentation of the consolidated financial condition and results of operations for these periods. The interim results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements as filed in its Annual Report on Form 10-K for the year ended December 31, 1998.

2.  Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted-average number of shares outstanding. Diluted net income
(loss) per share includes the dilutive effect of stock options. The following table represents a reconciliation of basic and dilutive weighted average shares and earnings (loss) per share.

                                                                 For the three months        For the nine months
                                                                  ended September 30,        ended September 30,
                                                                 --------------------        -------------------
In thousands, except per share data                                1999        1998           1999        1998
----------------------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding shares of               16,536       16,062        16,324      15,989
 Common stock assumed issued upon exercise of
 Common stock equivalents using the "treasury
 Stock" method as it applies to the computation
 of diluted earnings per share                                     1,943           --         1,732          --
                                                                 -------     --------      --------    --------

Diluted weighted average shares outstanding                       18,479       16,062        18,056      15,989
                                                                 =======     ========      ========    ========

Net earnings (loss) used in the computation of basic
 and diluted earnings (loss) per share                           $ 2,850     $ (1,191)      $ 4,366    $ (2,553)
                                                                 =======     ========       =======    ========
Earnings (loss) per share:
  Basic                                                          $  0.17     $  (0.07)      $  0.27    $  (0.16)
                                                                 =======     ========       =======    ========
  Diluted                                                        $  0.15     $  (0.07)      $  0.24    $  (0.16)
                                                                 =======     ========       =======    ========


For the three and nine month periods ended September 30, 1999, options to purchase approximately 7,500 and 38,000 shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the periods then ended. For the three and nine month periods September 30, 1998 all common stock equivalents were excluded from the calculation of diluted weighted average shares outstanding as their impact was antidilutive.

3.  Segment Reporting Data

The Company operates through two primary reportable segments (i) Global Solutions and (ii) Regional Solutions. Although both groups provide enterprisewide technology solutions to the retail industry, the distinguishing factor between them is primarily the size of the clients served and the nature of the services performed. Global Solutions' clients tend to be clients with greater than fifty owned and operated sites, while Regional Solutions' clients typically have less than fifty owned and operated sites. Additionally, the purchasing behavior of the Global Solutions clients is typically characterized by the use of fewer, larger contracts. These contracts typically involve longer negotiating cycles, and often require the dedication of substantial amounts of working capital and other resources.

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties that is, at current market prices.

The Other nonreportable segment includes miscellaneous businesses, certain unallocated corporate operating expenses and the elimination of intersegment sales.

The summary of the Company's operating segments is as follows (in thousands):

                                       For the three months ended September 30, 1999
                                      ------------------------------------------------
                                        Global     Regional
                                      Solutions   Solutions     Other    Consolidation
                                      ---------   ---------   --------   -------------
Revenues                              $ 31,697     $  3,233    $    --      $ 34,930
Contribution margin                     10,361         (439)      (202)        9,720
Operating income (loss)                  5,435         (891)      (202)        4,342

                                       For the three months ended September 30, 1998
                                      ------------------------------------------------
                                        Global     Regional
                                      Solutions   Solutions     Other    Consolidation
                                      ---------   ---------   --------   -------------
Revenues                              $ 15,869     $  3,909    $    --      $ 19,778
Contribution margin                      4,043         (376)      (561)        3,106
Non-recurring charges                      325          130         --           455
Operating income (loss)                   (524)      (1,308)      (561)       (2,393)

                                       For the nine months ended September 30, 1999
                                      ------------------------------------------------
                                        Global     Regional
                                      Solutions   Solutions     Other    Consolidation
                                      ---------   ---------   --------   -------------
Revenues                              $ 77,875     $ 11,909    $    --      $ 89,784
Contribution margin                     24,012         (429)    (1,254)       22,329
Operating income (loss)                 10,284       (2,846)    (1,254)        6,184

                                       For the nine months ended September 30, 1998
                                      ------------------------------------------------
                                        Global     Regional
                                      Solutions   Solutions     Other    Consolidation
                                      ---------   ---------   --------   -------------
Revenues                              $ 49,403     $ 11,444    $    --      $ 60,847
Contribution margin                      9,855       (1,167)      (616)        8,072
Non-recurring charges                      325          130         --           455
Operating income (loss)                 (1,876)      (3,182)      (616)       (5,674)

Identifiable assets allocated between the segments are comprised primarily of accounts receivable, inventory and intangible assets. There have been no material changes in these balances from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

4.  Significant Event

On August 1, 1999, the Company entered into a agreement with America Online, Inc. ("AOL") and MovieFone, Inc., a subsidiary of AOL ("MF"), to form a strategic relationship in the retail point of sale business. This relationship, among other things, entails a ten-year marketing and development agreement whereby the Company will develop and manufacture point of sale systems and services for sale to the entertainment segment pursuant to MF's specifications, which will make such point of sale systems interoperable with MF's remote entertainment and event ticketing services. The relationship also contemplates future collaborative efforts between the companies. As part of this relationship, AOL is making two investments. First, $10.0 million of the Company's common stock at a price of $15 per share. Secondly, upon completion of a mutually agreed-upon business plan, AOL has agreed to invest $25.0 million in a subsidiary of the Company to be formed that will engage in consumer interactive businesses other than in the entertainment segment (e.g., interactive fuel and dispenser business and interactive restaurant self-ordering business). In return for its investment, AOL will receive a 15% equity interest in the form of preferred stock of this subsidiary.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company provides innovative technology to businesses that serve the consumer. The Company provides transaction and management systems to support enterprise processes for clients ranging in size from multi-national to single-site operators. The Company also delivers comprehensive client care and consulting services to maximize speed of implementation and the client's return on technology investment. Headquartered in Atlanta, Georgia, the Company has approximately 800 employees and has deployed its technology to hundreds of companies worldwide.

The Company derives its revenues primarily from the sale of integrated systems, including software, hardware and related support and consulting services. The Company plans to increase licensing of certain of its software products on a stand-alone basis. In addition, the Company offers implementation and integration services which are billed on a per diem basis. The Company's revenues from its various technology solutions are typically dependent on the number of installed sites a client has. Accordingly, while the typical sale is the result of a long, complex process, the Company's clients usually continue installing additional sites over an extended period of time. Revenues from software and systems sales are recognized as products are shipped, provided that collection is probable and no significant post shipment vendor obligations remain. Revenues from client support, maintenance and other services are generally recognized as the service is performed.

Throughout the course of 1997 and 1998, the Company entered additional retail markets, facilitated primarily through the acquisition of several companies and product offerings. Combined with its existing products, the Company began developing, marketing, deploying and supporting a variety of products. During 1998, the Company's management determined that significant internal cost efficiencies and increased market appeal could be obtained through the consolidation of its legacy products into a single family of products, Lighthouse(TM). This consolidation effort integrated the best business and technical knowledge from multiple markets.

During 1998, the Company began developing Lighthouse, its next generation software technology. Management believes its Lighthouse generation of software products, which leverages both Microsoft Windows(R) CE and NT operating systems, represents an innovative platform based on open, modular software and hardware architecture and offers increased functionality and stability compared to other open systems in the marketplace. Additionally, management believes the Lighthouse family of products will uniquely position the Company to serve the needs of retailers who cross business segments (i.e., a convenience store or cinema with a fast food operation), further differentiating the Company's systems from those of its competitors and allowing the Company to better leverage its development and support investments. Additionally, the Company continues to review products and solutions utilizing the Internet.

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

Results of Operations

Three and nine months ended September 30, 1999 compared to three and nine months ended September 30, 1998

System Sales. The Company derives the majority of its revenues from sales and licensing fees of its headquarters-based, back office management, and point of sale solutions. System sales increased 82.0% to $24.9 million for the quarter ended September 30, 1999 (the "third quarter 1999"), compared to $13.7 million for the quarter ended September 30, 1998 (the "third quarter 1998"). System sales increased 43.8% to $63.5 million for the nine months ended September 30, 1999 (the "fiscal year 1999"), compared to $44.1 million for the nine months ended September 30, 1998 (the "fiscal year 1998"). In addition to increased sales and license fees from new and existing clients during fiscal year 1999, the Company's Lighthouse software product was released to food service clients during the period, which contributed to this increase in system sales.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services, which increased 64.4% to $10.0 million for the third quarter 1999, compared to $6.1 million for the third quarter 1998 and increased 57.4% to $26.3 million for the fiscal year 1999, compared to $16.7 million for the fiscal year 1998. These increases were due to increased support, maintenance and services revenues resulting from an increased install base and increased client demand for professional services such as training, custom software development, project management and implementation services.

Cost of System Sales. Cost of system sales consists primarily of hardware and peripherals for site-based system and labor. These costs are expensed as associated revenues are recognized. Cost of system sales increased 95.7% to $12.3 million for the third quarter 1999, compared to $6.3 million for the third quarter 1998. Cost of system sales increased 46.0% to $31.3 million for the fiscal year 1999 from $21.4 million for the fiscal year 1998. These increases were directly attributable to the increase in system sales for fiscal year 1999. Cost of system sales as a percentage of system sales increased to 49.3% for the third quarter 1999 from 45.8% for the third quarter 1998, and to 49.3% during fiscal year 1999 from 48.5% for fiscal year 1998. The increases were due primarily to decreases in software-only sales as a percentage of total system revenues, partially offset by increased efficiencies associated with the manufacture of site-based systems.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of client support, maintenance and other services increased 49.1% to $7.9 million for the third quarter 1999 from $5.3 million for the third quarter 1998 and increased 44.8% to $21.0 million for fiscal year 1999 from $14.5 million for fiscal year 1998. The increases were due primarily to increases in personnel associated with the effort of supporting higher revenues in this area. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased to 79.1% from 87.2% for the third quarter 1999 and 1998, respectively, and to 79.9% from 86.9% for fiscal year 1999 and 1998, respectively, as a result of increased efficiences and staff utilization.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses decreased 3.9% to $2.6 million for the third quarter 1999, compared to $2.7 million for the third quarter 1998 due primarily to increased custom software development projects during the quarter which were billed to clients. As a result, these related costs are included in costs of client support maintenance and other services noted above. Product development expenses decreased 4.7% to $8.2 million for fiscal year 1999, compared to $8.6 million for fiscal year 1998. This decrease was due primarily to higher capitalization of software costs associated with the Company's development of its Lighthouse generation of products. In the third quarter 1999 and 1998, the Company capitalized software development costs of $700,000, or 20.9% of its total product development costs, and $744,000, or 21.3% of its total product development costs, respectively. For fiscal year 1999 and 1998, the Company capitalized software development costs of $2.4 million, or 22.6% of its total product development costs, and $1.8 million, or 17.7% of its total product development costs, respectively. Product development expenses as a percentage of total revenues decreased to 7.6% from 13.9% for the third quarter 1999 and 1998, respectively, and to 9.1% from 14.1% for fiscal year 1999 and 1998, respectively, as total revenues increased while product development expenses decreased.

Sales and Marketing Expenses. Sales and marketing expenses decreased 2.3% to $3.0 million during the third quarter 1999, compared to $3.1 million in the third quarter 1998. This decrease was associated with reductions in travel and certain personnel costs which were offset by increased commission expense attributable to higher sales. Sales and marketing expenses increased 1.3% to $9.1 million during fiscal year 1999, compared to $9.0 million for fiscal year 1998 due primarily to increased personnel costs and sales commissions associated with higher revenues. Sales and marketing expenses as a percentage of total revenues were 8.7% and 15.7% for the third quarter 1999 and 1998, respectively, and 10.2% and 14.8% for fiscal year 1999 and 1998, respectively as total revenues increased at a pace higher than related sales and marketing expenses.

Depreciation and Amortization. Depreciation and amortization expenses increased 26.5% to $1.5 million for the third quarter 1999, compared to $1.2 million for the third quarter 1998 and increased 31.8% to $4.5 million for fiscal year 1999, compared to $3.4 million for fiscal year 1998. The increase resulted from an increase in computer equipment, leasehold improvements and other assets required to support an increased number of employees and locations. Depreciation and amortization as a percentage of total revenues was 4.4% and 6.1% for the third quarter 1999 and 1998, respectively, and 5.0% and 5.6% for both fiscal years 1999 and 1998, respectively. The decrease in the third quarter 1999 was primarily due to associated revenues increasing at a pace higher than associated personnel support. Amortization of capitalized software development costs was approximately $251,000 and $217,000 for the third quarter 1999 and 1998, respectively, and approximately $680,000 and $440,000 for fiscal year 1999 and 1998, respectively.

Non-Recurring Charges. During the third quarter 1998 the Company recorded approximately $455,000 of non-recurring charges related to severance arrangements associated with certain personnel. No such charges were incurred during the third quarter 1999.

General and Administrative Expenses. General and administrative expenses increased 3.8% to $3.2 million for the third quarter 1999, compared to $3.1 million for the third quarter 1998 and increased 4.0% to $9.5 million for fiscal year 1999, compared to $9.2 million for fiscal year 1998. The increase was due primarily to personnel increases needed to support additional revenues. General and administrative expenses as a percentage of total revenues were 9.1% and 15.5% for the third quarter 1999 and 1998, respectively, and 10.6% and 15.1% for fiscal year 1999 and 1998, respectively, as total revenues grew at a pace faster than associated personnel and related expenses.

Interest Income, Net. Net interest income increased 0.2% to $408,000 for the third quarter 1999, compared to $407,000 for the third quarter 1998. For fiscal year 1999, net interest income decreased 22.9% to $1.1 million, compared to net interest income of $1.4 million for fiscal year 1998. The Company's interest income is derived from the investment of its cash and cash equivalents. The decrease in net interest income in fiscal year 1999 over fiscal year 1998 resulted primarily from a decline in cash and cash equivalents from an average cash balance of $38.3 million during the fiscal year 1998 to an average cash balance $34.5 million during fiscal year 1999. See--"Liquidity and Capital Resources."

Income Tax Provision (Benefit). The Company recorded a tax provision of 40.0% in both the third quarter 1999 and fiscal year 1999 compared to a tax benefit of 40% in both the third quarter 1998 and fiscal year 1998.

Net Income (Loss). Net income for the third quarter 1999 was $2.9 million, or $0.15 per diluted share, an increase of $4.0 million, or $0.22 per diluted share over a net loss of $1.2 million, or $0.07 per diluted share for the third quarter 1998. Net income fiscal year 1999 was $4.4 million or $0.24 per diluted share, an increase of $6.9 million or $0.40 per diluted share over a net loss of $2.6 million or $0.16 per diluted share for fiscal year 1998.

Liquidity and Capital Resources

As of September 30, 1999, the Company had $43.5 million in cash and cash equivalents and working capital of $57.0 million. As more fully described in
Note 4 of the Condensed Consolidated Financial Statements, AOL has agreed to purchase $10.0 million of the Company's stock at a price of $15 per share and may invest an additional $25.0 million in subsidiary of the Company at a later date.

The Company provided cash from operating activities in fiscal year 1999 of $20.7 million compared to a use of cash of $10.9 million in fiscal year 1998. In fiscal year 1999, the Company provided cash from operating activities primarily due to net income of $4.4 million during the period, as well as increased accounts payable and accrued liabilities due to timing of certain vendor payments liabilities, partially offset by increases in accounts receivable and inventory. Additionally, client deposits and unearned revenues increased during the fiscal year 1999 as the Company received cash from clients in advance of products and/or services being delivered. In fiscal year 1998, the Company's uses of cash were the primary result of the net loss for the period then ended; increased accounts receivables and inventories due to increased sales; decreased accounts payable and accrued liabilities due to timing of certain vendor payments; and client deposits and unearned revenues as the Company delivered products and/or services previously paid by clients.

Cash used in investing activities during fiscal year 1999 and 1998 was $5.5 million and $6.8 million, respectively. The uses of cash in investing activities for fiscal year 1999 consisted primarily of the purchases of property and equipment for $3.1 million and capitalized software costs of $2.4 million. The uses of cash in investing activities during fiscal year 1998 consisted primarily of the purchases of property and equipment of $5.0 million and capitalized software costs of $1.8 million. During fiscal year 1998, the Company's moved into two new leased facilities in Alpharetta, Georgia with approximately 161,000 combined square feet. As a result, the Company purchased equipment and furniture to accommodate the moves.

Cash of $2.7 million was provided by financing activities during fiscal year 1999 due primarily to cash received from the exercise of employee stock options of $3.2 million, partially offset by the Company's purchase of common stock pursuant to its stock repurchase program for approximately $514,000. Cash of $796,000 was used in financing activities during fiscal year 1998 due primarily to an advance made by the Company to the former sole shareholder of RapidFire under an agreement to loan up to $1.5 million to that individual, which debt matures October 31, 2005 and bears interest at 5.0% per annum, offset by cash received from the exercise of employee stock options of $1.3 million.

In September 1998, the Board of Directors of the Company authorized a stock repurchase program pursuant to which management is authorized to repurchase up to 3,000,000 shares of common stock of the Company. As of November 10, 1999, the Company had repurchased in the open market an aggregate of 680,154 shares of its common stock for a total of $4.5 million. These purchases were, and any future purchase will be, financed from the Company's cash reserves.

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

The Company has substantially completed the process of reviewing its internal systems, including those that support financial, manufacturing and general business operations. To date, the Company has identified some systems that require upgrades to be Year 2000 compliant, including certain business software applications. The business application upgrades are in progress, and are accommodated by existing software maintenance contracts with outside providers. To date, updates have been completed to all critical business software applications. The Company anticipates that it will complete its review of its less critical internal systems and expects that all-necessary upgrades to ensure Year 2000 compliance will be completed by the end of the fourth quarter of 1999. All costs associated with analyzing the Year 2000 Issue or making conversions to existing systems are being expensed as incurred. Management presently believes that the costs to modify its information technology infrastructure to be Year 2000 compliant will not have a material adverse impact to its financial condition or results of operations during any quarterly or annual reporting period.

Additionally, the Company is in the process of conducting an inventory and business risk assessment of its non-information technology systems. Company personnel are conducting communications with its significant suppliers of goods and services to determine the extent to which the Company's operations and systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date, the Company's analysis of key third parties has not revealed any issues that would prevent them from continuing to provide products and services through the Year 2000 transition. There can be no guarantee that the systems of other companies on which the Company's operations and systems rely will be timely converted and would not have an adverse effect on the Company's systems or results of operations. However, the Company is currently identifying and considering various contingency options to minimize the risk of any Year 2000 problems.

Finally, the Company has substantially completed the testing of its existing product offerings. The testing includes analysis of both standard products currently offered, and all custom products that have been offered or developed, which the Company currently supports. The testing is not performed with respect to any legacy products that the Company does not currently sell or support. In the event that the testing determines that a product may not be Year 2000 compliant, the Company has or will develop either a fix, or a migration path to a product that is Year 2000 compliant. To date, the costs to modify the Company's software to be Year 2000 compliant has not been material. Furthermore, management believes that any additional costs to be incurred will not be material nor have a material adverse impact on its financial condition or results of operations during any quarter or annual reporting period. The Company, to date, has utilized predominantly internal resources to reprogram, or replace, and test its hardware and software for Year 2000 modifications.

The Company has not fully completed a contingency plan for business activities that are susceptible to substantial risk of any disruptions from a Year 2000 related event. Because the Company has not fully assessed its risk from potential Year 2000 failures, the Company has not yet developed detailed contingency plans to Year 2000 events for any business activity. The Company is aware of the possibility that certain business activities may be hereafter identified as at risk.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

The Company's financial instruments that are subject to market risks are its cash and cash equivalents. During the three and nine month periods ended September 30, 1999, the weighted average interest rate on its cash balances was approximately 5.09% and 4.95%, respectively. A 10.0% decrease in this rate would have impacted interest income by approximately $45,000 and $105,000, respectively, during the three and nine month periods ended September 30, 1999.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


     (a) Exhibits.

            The following exhibit is filed with this Report:
                        27.1   Financial Data Schedule


     (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended September 30, 1999


                                       RADIANT SYSTEMS, INC


Dated: November 12, 1999               By: /s/ John H. Heyman
       -----------------                   ------------------
                                           John H. Heyman,
                                           Executive Vice President and
                                           Chief Financial Officer

EXHIBIT INDEX


Exhibit Number                Description of Exhibit
--------------                ----------------------

     27.1                     Financial Data Schedule