Form 10-K
period 1999-12-31
RADIANT SYSTEMS INC
filed 2000-03-30
CIK 845818

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________

                                   FORM 10-K
                             _____________________

        Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the fiscal year ended December 31, 1999

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

                           Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (10,534,187 shares) on March 15, 2000 was approximately $720,275,036 based on the closing price of the registrant's common stock as reported on The NASDAQ Stock Market on that date. For the purposes of this response, officers, directors and holders of 10% or more of the registrant's common stock are considered to be affiliates of the registrant at that date.

The number of shares outstanding of the registrant's Common Stock, as of March 15, 2000: 17,511,433 shares of no par value Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement to be delivered to the shareholders in connection with the Annual Meeting of the Shareholders to be held on June 1, 2000 are incorporated by reference in response to Part III of this Report.

PART I

Item 1.   Business.
-------------------

General

Radiant Systems, Inc. (the "Company" or "Radiant") provides enterprise-wide technology solutions to businesses that serve the consumer. The Company offers fully integrated retail automation solutions including point of sale systems, consumer-activated ordering systems, back office management systems, headquarters-based management systems and Web-enabled decision support systems. The Company's products provide integrated, end-to-end solutions that span from the consumer to the supply chain. The Company's products enable retailers to interact electronically with consumers, capture data at the point of sale, manage site operations analyze data, communicate electronically with their sites, and interact with vendors through electronic data interchange and Web-based marketplaces. The Company also develops and markets a variety of intelligent, Windows CE based devices that are specific to the retail industry. In addition, the Company offers professional services focusing on technical implementation, process improvement and change management as well as hardware maintenance services and 24-hour help desk support.

Certain retail markets require many of the same product features and functionality. As a result, the Company believes it can continue to leverage its existing technology across various retail markets with limited incremental product development efforts. Moreover, management believes the Internet will provide an important opportunity for the Company to better serve its clients and offer increased functionality at a lower total cost. In addition to traditional methods, the Company intends to offer its software applications through Vertical Solutions Portals ("VSPs") - Internet destinations that address the unique needs of small to midsize retailers and their supply chain partners. The Company is currently marketing these products through its RetailEnterprise division. RetailEnterprise VSPs combine the advantages of hosted applications and digital marketplaces, an approach that is designed to help small and midsize retailers gain efficiencies and benefits traditionally available only to larger retailers. For example, retailers will be able to utilize a labor-scheduling application to more efficiently manage labor costs. In addition, retailers accessing these Web-enabled solutions can participate in a digital marketplace to generate substantial savings through open trading communities and online purchasing tools.

Large clients of Radiant Systems will also benefit from VSP's by deploying these applications and services via client-specific portals that leverage their brand name in their franchisee and dealer communities. By way of example, a franchisee of XXX brand may elect to subscribe to the Company's offerings via RetailEnterprise or via XXXbrand.com.

Since 1997, the Company has operated through two primary reportable segments
(i) Global Solutions and (ii) Regional Solutions. Although both groups provide enterprise-wide technology solutions to the retail industry, the distinguishing factor between them is primarily size of the clients served and the nature of the services performed. Global Solutions' clients tend to be clients with greater than fifty owned and operated sites, while Regional Solutions' clients typically have less than fifty owned and operated sites. Additionally, the purchasing behavior of the Global Solutions' clients is typically characterized by the use of fewer, larger contracts. These contracts typically involve longer negotiating cycles, and often require the dedication of substantial amounts of working capital and other resources. See Note 12 to the Company's consolidated financial statements for certain financial information relating to these two segments.

Recent Events

In an effort to strengthen its product offerings across new and existing markets, during 1999 the Company launched product development efforts around Web-enabled, centrally hosted management systems software for retailers. Management believes these products will provide integrated, end-to-end solutions that span from the consumer through the supply chain.

To further this strategy, on August 1, 1999, the Company entered into a preliminary agreement with America Online, Inc. ("AOL") and MovieFone, Inc., a subsidiary of AOL ("MF"), to form a strategic relationship in the retail point of sale business. Final agreements evidencing this relationship were entered into on March 3, 2000. This relationship, among other aspects, entails a ten-year marketing and development agreement whereby the Company will develop and manufacture point of sale systems and services for sale to the entertainment industry pursuant to MF's specifications, which will make these point of sale systems interoperable with MF's remote entertainment and event ticketing services. The relationship also contemplates future collaborative efforts between the companies. As part of this relationship, AOL purchased $10.0 million of the Company's common stock at a price of $15 per share. In addition, AOL has agreed to invest an additional $25.0 million in a to be formed subsidiary of the Company to engage in consumer interactive businesses other than in the entertainment segment (e.g., interactive fuel and dispenser business and interactive restaurant self-ordering business). In return for its investment, AOL will receive a 15% equity interest in the form of preferred stock of this subsidiary. To the extent AOL does not invest $25.0 million in the to be formed subsidiary, AOL has agreed to invest the balance in another to be formed subsidiary of the Company or purchase common stock of the Company at the then current market price.

In March 1, 2000, the Company and Microsoft Corporation jointly announced, subject to execution of a definitive agreement, that both companies have joined forces to develop and market an integrated Web-enabled management system and supply chain solution to enable retailers to conduct business to business e-commerce over the Internet. In addition, Microsoft agreed to make an equity investment in the Company and committed to support the Company's solution through joint marketing programs, funding for product development, consulting services, developer support, and distribution via the Microsoft(R) bCentral(TM) small-business portal. Further, Microsoft and the Company have created an open structure that allows for other strategic and equity participants in this venture.

Industry Background

Successful retailers increasingly require information systems that capture detailed information of consumer activity at the point of sale and store that data in an easy to access fashion. Early technology innovators in the retail industry deployed robust, integrated information systems at the point of sale and used the information to react rapidly to changing consumer preferences, ultimately gaining market share in the process. In addition, these integrated information systems helped retailers achieve operational efficiencies. Many large national retailers have followed suit by investing in proprietary information systems.

For many types of retailers, however, this type of information system did not make economic or business sense. In particular, merchants with a large number of relatively small sites, such as convenience stores, petroleum retailers, convenient automotive service centers, food service and entertainment venues, generally have not been able to cost-effectively develop and deploy sophisticated, enterprise-wide information systems. Economic and standardization problems for these markets are exacerbated by the fact that many sites operate as franchises, dealerships or other decentralized ownership and control structures. Without an investment in technology, these retailers continue to depend on labor and paper to process transactions. Management believes that high labor costs, lack of centralized management control of remote sites and inadequate informational reporting, together with emerging technology trends, have caused many of these retailers to reexamine how technology solutions can benefit their operations.

At the end of 1999, there were more than 96,000 convenience stores nationwide, while the cinema industry had approximately 37,000 screens within approximately 7,500 sites nationwide. As of January 1999, the food service industry had over 496,000 domestic units, of which approximately 231,000 were classified as quick service restaurants ("QSR"). Typically, the existing information systems in these industries consist of stand-alone devices such as cash registers or other point of sale systems with little or no integration with either the back office of the site or an enterprise-wide information system. Implementation of information systems providing this functionality typically involves multiple vendors and an independent systems integration firm. The resulting proprietary solutions are often difficult to support and have inherently high risks associated with implementation. Management believes that technology solutions which are highly functional and scalable, relatively inexpensive and easy to deploy are critical for successful penetration in these retail markets.

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

Recent trends in the retail industry have accelerated the need for enterprise-wide information and have heightened demand for integrated retailing systems. Based in part upon industry association reports and other studies, as well as the Company's experience in marketing its products, the Company believes consumer preferences have shifted away from retailer loyalty toward value and convenience, creating a greater need for timely data concerning consumer buying patterns and preferences. Management also believes that convenient consumer-activated ordering and payment systems, such as ATMs, voice response units and "pay at the pump" systems, have become important to retailers who wish to retain and build a client base. Additionally, through the use of integrated systems, retailers can improve operational and logistical efficiencies through better management of inventory, purchasing, merchandising, pricing, promotions and shrinkage control. Management believes that the constant flow of information among the point of sale, the back office, headquarters and the supply chain has become a key competitive advantage in the retail industry, resulting in retailers demanding more sophisticated, integrated solutions from their systems vendors. In a parallel development, technological advances have improved the capability of information systems that are available to retailers. With the price of computing power declining, technology investments have become economically feasible for many retailers. Further, computing power has become increasingly flexible and distributable, facilitating data capture and processing by applications located at the point of sale. Also, new front-end graphical user interfaces are making systems easier to use, which reduces training time and transaction costs and facilitates more types of consumer-activated applications.

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

Most recently, the advent of centrally hosted, Internet-enabled management software has opened new possibilities for businesses that want to deploy standardized software applications over geographically dispersed areas. By allowing management personnel from a retail site to access software over the Internet using a standard Web browser, retail chains are able to have consistent business applications and centrally consolidated data while avoiding the need to download large software programs to individual site-based PC workstations.


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

CONSUMER-ACTIVATED                        BACK OFFICE                           WEB-BASED
Touch Screen Interactive                  Inventory Control                     Inventory Control
Video, Graphics, Audio                    Vendor Management                     Labor Scheduling
Credit/Cash Payment                       Purchasing/Receiving
Compact, Enclosed Terminals               Employee Management                   SERVICES
Suggestive Selling                        Recipe Management                     Consulting
                                          Menu Management                       Training
                                                                                Maintenance
                                                                                Technical Support
POINT OF SALE                                                                   Integration
Touch Screen Interactive                  HEADQUARTERS                          Installation
Transaction Auditing                      Executive Information
Credit Processing                         Electronic Price Book
Data Capture                              Vendor EDI
Peripheral Integration                    Centralized Menu Management
Cash Reconciliation                       Decision Support Systems
Table Management

The Company's technology solutions allow retailers to enable consumers to place their own orders for items such as food, movie tickets and concessions through graphical touch screen interfaces; capture transaction information and communicate with credit card networks; manage and analyze in-store inventory movement, including electronic ordering; schedule and manage staffing; and connect headquarters to each of the retailer's local sites and vendors, enabling management to quickly change pricing and review operating performance in a timely and efficient manner. The Company's products have been deployed successfully in retail operations ranging in size from one to more than 25,000 sites.

     Retailers derive the following benefits from Radiant's solutions:

     Integrated information flows. The Company's technology solutions provide retailers with tools for monitoring and analyzing sales data, stock status, vendor relationships, merchandising and other important activities, both
     site and headquarter levels.   These products further enable retailers to
     communicate electronically with their suppliers in order to exchange purchase orders, invoices and payments.

     Centralized management of highly decentralized operations. Information provided by the Company's solutions allows headquarters management to monitor site performance in a consistent manner on a near-real time basis, implement price changes simultaneously throughout the enterprise and rapidly initiate targeted marketing programs.

     Tighter on-site control over operations. The Company's back office systems enable site managers to closely manage inventory, reconcile accounts and control issues such as shift scheduling and hourly wage calculations. The Company's solutions incorporate sophisticated inventory management techniques to help a retailer optimize its merchandising strategy.

     Improved labor productivity. The Company incorporates user friendly graphics within its technology solutions, reducing employee training and order processing times which are important benefits in retail environments due to high employee turnover. The Company's back office solutions can alleviate extensive paperwork required of site managers, allowing them more time to focus on operations.

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

     Leverage e-commerce tools and business models. The Company believes it can access a wider array of clients through its e-commerce offerings, including Web-enabled management systems and its RetailEnterprise division. Additionally, its alliance with AOL creates opportunities to leverage the Company's presence in retail locations around the world into new revenue streams for the Company.

     Expand markets for the Company's solutions. The Company believes that its core technology and solutions are applicable to a variety of retail markets. The Company has made five acquisitions in the food service and entertainment markets, which combined with its existing systems and technology, has enabled it to enter and/or broaden its presence in these markets.

     Introduce new products to current markets. The Company has introduced a variety of new products and services since the beginning of 1996, including consumer-activated systems, a headquarters-based, enterprise-wide management system, Decision Support System ("DSS"), a Windows NT version of its local site-based products, consulting services and its multimedia networking platform. During 1998, the Company began developing Lighthouse, its next generation software technology. Throughout 1999, the Company enhanced its Lighthouse point-of-sale product and successfully introduced this technology into the convenience store, food service and entertainment markets. Management believes its Lighthouse generation of software products, which utilizes both Microsoft Windows CE and NT operating systems, represent an innovative platform based on open, modular software and hardware architecture and offer increased functionality and stability compared to other open systems in the marketplace at a lower total cost of ownership. The Company continues to introduce incremental new devices and software modules to complete its existing suite of products for the retail environment.

     Additionally, during 1999, the Company's launched product development efforts around Web-enabled, centrally hosted management software and integrated purchasing software built around industry-specific marketplaces. Management believes that these new product offerings open up significant opportunities for future new business.

     Better Serve the Smaller Retailer. A large portion of the food service and convenience store market is comprised of small businesses. Historically, a disproportionately small percentage of the Company's business has been derived from this small business part of the market. Management believes that along with its Web-enabled management software and its Retail Enterprise offering, the Company can grow this segment of the business in the future at a faster rate than in the past.

     Increase sales and marketing efforts outside the United States. Historically, the Company has not derived a significant portion of its revenues from clients outside the United States. Management believes that the growing number of large, multi-national companies who are among the Company's major domestic clients together with its successful record of implementing of solutions with retailers in Western Europe, Eastern Europe and Asia will allow it to make progress internationally in the future. The Company has previously executed international projects in Canada, the Czech Republic, Hong Kong, Japan, Malaysia, Poland, Sweden, Switzerland, Thailand, and the U.K.

     Make strategic acquisitions. The Company has accelerated its entry into new vertical markets through acquisitions and joint venture arrangements. Although the Company had no acquisitions in 1998 or 1999, to the extent the Company believes acquisitions can better position it to serve its current markets or penetrate others, it will pursue such opportunities.

     Expand existing position in selected markets. The Company believes that it is in a strong position to expand its current market share in the convenience store, food service, entertainment and convenient automotive service center markets due to its highly functional technology solutions and its practical experience in deploying and implementing retail solutions. The Company has experience integrating all aspects of its technology solutions into existing retail technology infrastructures. In particular, the Company has developed interfaces with a number of the widely used electronic information and payment networks, including networks of certain major petroleum retailers. The Company continues to develop interfaces to credit networks of additional major petroleum retailers which, if certified, will allow the Company access to a large number of potential sites.

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

     Convenience Store Market

In the United States, there currently are approximately 96,700 convenience store sites, which derive a significant portion of revenues from selling products other than gasoline. Additionally, the Company believes that the international convenience store market represents a substantial opportunity for its technology solutions. Management believes that the industry is currently under-invested in technology. Only 42% of the industry's retail sites use scanning equipment, compared to grocery stores, which have implemented scanning at approximately 90% of their locations.

The Company believes that the demand for the Company's technology solutions in the convenience store market for the foreseeable future will remain strong. This demand is fueled because many convenience store operators are finding that their consumers prefer "pay at the pump" systems, and many operators are upgrading their POS systems to interface with these consumer-activated systems. Approximately 50% of convenience stores currently utilize pay at the pump technology. Implementing this technology requires a site to upgrade its system for controlling and managing fuel sales. Management believes that installation of pay at the pump systems will remain strong for the foreseeable future, encouraging additional investment in store automation. Management also believes that based on technology in recent years, and the positive return on investment associated with the Company's solutions, demand for new technology will remain from both new and existing clients.

     Food Service Market

The domestic food service market includes approximately 496,000 sites as of the beginning of 1999. Restaurants increasingly require sophisticated technology systems which integrate with evolving headquarters information systems and enable more timely and accurate management of site operations. At the site, managers seek real time information access and management systems that permit employees to increase the speed and accuracy with which they take an order, prepare the food, and fill the order, often accommodating numerous concurrent orders at multiple table-top, counter-top and drive-through locations. Managers at all levels are seeking solutions to better manage menu and pricing functions, optimizing profitability and inventory management. The market for automated information and transaction systems for restaurants is typically more advanced than in the convenience store, convenient automotive service center and entertainment markets but is highly fragmented and includes a large number of proprietary, closed systems.

     Entertainment Market

The domestic cinema industry is concentrated, with the top six chains operating approximately 44% of the cinema screens. In addition to increasing the number of screens per site, "megaplexes" have evolved, which combine restaurants, movies and other forms of entertainment in one facility. There are approximately 37,000 cinema screens in the United States. These screens are operated at approximately 7,500 sites, with recent trends emphasizing more screens per site. While cinema sites typically are operated in a decentralized manner, the Company believes cinema operators are focused on implementing cost controls from headquarters.

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

     Site Management Systems

Site management systems, or back office software, provides various types of retail operators with the capabilities to manage employees and inventory, schedule labor, automate daily reports, analyze costs and forecast results. Additionally, these systems provide the means for retailers to readily gather point of sale and management information including real-time sales monitoring. The Company's back office management systems were developed with a user friendly, graphical interface and are based on open architecture.

     Headquarters-Based Management Systems

Headquarters-based management systems permit retailers to manage individual sites from headquarters. This client/server based software application allows retailers to better manage multiple sites. The following is a summary of the features and functionality of the Company's headquarters application:

     . Price book-allows retailers to set prices for products in a timely manner on a site-by-site, zone-by-zone or system wide basis. Price book also allows retailers to target prices based on a variety of different factors, including markups based on cost, gross margins, and target margins.

     . Site configuration and management-allows retailers to define and control the parameters of site operations, such as prohibiting clerks from authorizing fuel dispensing without prepayment.

     . Fuel management-allows retailers to manage fuel inventory movement and pricing. Such features allow management to define and regulate site pricing and strategies, including responding to price changes at competitors' sites.

     . Decision Support System ("DSS")-supports headquarters analysis of site operations, such as sales vs. cost analysis, sales vs. budget analysis, labor productivity analysis and category management analysis. DSS also facilitates "what if" analyses, allowing retailers to incorporate and ascertain the sensitivities of operational variables such as price, cost and volume.

     . Electronic Data Interchange-supports the routing and analysis of purchase orders and vendor invoices.

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

To provide food service, entertainment and convenient automotive service center operators with additional information and functionality at headquarters, the Company, through its Lighthouse suite of products, plans to combine certain features and functions of its convenience store headquarters-based product with the food service, entertainment and convenient automotive service center product lines. See "--Product Development".

     Next Generation Management Systems

In 1999, the Company began developing its new generation of management systems products--WAVE. These products are designed to combine and expand the functionality of its Site Management Systems and Headquarter-Based Management Systems. Further, the Company's architecture and platforms for these products are entirely web-based, which the Company believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retailers.

Sales and Marketing

Through a dedicated sales effort designed to address the requirements of different retail operators, the Company believes its sales force is positioned to understand its clients' businesses, trends in the marketplace, competitive products and opportunities for new product development. This allows the Company to take a consultative approach to working with clients.

The Company's sales personnel focuses on selling its technology solutions to major clients, both domestically and internationally. All sales personnel are compensated with a base salary and commission based on revenue quotas, gross margins and other profitability measures.

To date, the Company's primary marketing objective has been to increase awareness of all of the Company's technology solutions. To this end, the Company has attended industry trade shows and selectively advertised in industry publications. The Company intends to increase its sales and marketing activities both domestically and internationally, and to expand its advertising in relevant industry publications. Additionally, the Company intends to continue developing an independent distribution network to sell and service its products to certain segments of the domestic and international markets.

Clients

Clients who have selected the Company as their technology solutions provider operate over 80,000 sites. As of December 31, 1999, the Company has installed its technology solutions in over 25,000 of these sites. In 1999, one client, American Multi-Cinema, Inc., accounted for 13.3% of the Company's total revenues. In 1998, one client, Speedway SuperAmerica, LLC, formerly Emro Marketing Company, accounted for 10.3% of the Company's total revenues. In 1997, three clients accounted for 36.4% of the Company's total revenues, as follows:
Speedway SuperAmerica, LLC, formerly Emro Marketing Company (12.8%), Ultramar Diamond Shamrock Corporation (12.2%) and Conoco, Inc. (11.4%).

The following is a partial list of major clients who have licensed or purchased the Company's products and services:

Advantica Restaurant Group, Inc.                       The Krystal Company
American Multi-Cinema, Inc.                            Loews Cineplex Entertainment Corporation
BP Amoco, p.l.c.                                       National Amusements, Inc.
Boston Chicken, Inc.                                   Regal Cinemas, Inc.
Car Spa, Inc.                                          Ruby Tuesday, Inc.
Chick-fil-A, Inc.                                      Sephora U.S.A, LLC
Clearview Cinemas                                      Souper Salad, Inc.
Compass Group USA, Inc.                                Speedway SuperAmerica, LLC, formerly Emro Marketing Company
Conoco, Inc.                                           Tricon Restaurant Services Group, Inc.
Einstein/Noah Bagel Corporation                        Tosco Corporation
General Cinema Theatres, Inc.                          Ultramar Diamond Shamrock Corporation
                                                       VICORP Restaurants, Inc.

Competition

In marketing its technology solutions, the Company faces intense competition, including internal efforts by some potential clients. The Company believes the principal competitive factors are product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with other systems.

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

The Internet presents a new competition to the Company. Start-ups funded by venture capitalists and the public equity markets are able to gather resources rapidly. Further, these companies often offer new business models which may force the Company to change its terms of business to continue to maintain its market position.

The Company believes there are barriers to entry in the market for convenience store automation solutions. The Company has invested a significant amount of time and effort to create the functionality of its consumer-activated point of sale and back office headquarters-based management systems. The Company believes that the time required for a competitor to duplicate the functionality of these products is substantial and would require detailed knowledge of a retailer's operations at local sites and headquarters. Also, developing a credit card network interface often can take an additional six to nine months, as the certification process can be time consuming. Moreover, the major petroleum companies are extremely selective about which automation system providers are permitted to interface to their credit networks. As of March 15, 2000, the Company was certified on nine credit networks, and it currently has initiated the process to become certified on three other major petroleum company credit networks.

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

     Customization. The Company provides custom application development work for clients billed on a project or per diem basis. All customization remains the property of the Company.

     Training. The Company has a formal training program available to its clients, which is provided on a per diem rate at the Company's offices or at the client's site.

     Integration. Typically, as part of its site solution, the Company integrates standard PC components for its clients. This is done as part of the overall technology solution to maximize the quality of the overall site solution and to provide the clients with a system that is easy to support over the long term.

The market for the Company's professional services is intensively competitive. The Company believes the principal competitive factors are the professional qualifications, expertise and experience of individual consultants. In the market for professional services, the Company competes with the consulting divisions of the big five accounting firms, Electronic Data Systems, Inc., International Business Machines and other systems integrators.

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

Product Development

The Company's product development strategy is focused on creating common technology elements that can be leveraged in applications across various vertical retail markets. The Company's software architecture is based on open platforms and is modular thereby allowing it to phase into a retailer's operations. The Company has developed numerous applications running on a Windows NT platform. The software architecture incorporates Microsoft's Component Object Model, providing an efficient environment for application development.

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

Throughout 1999, the Company enhanced its Lighthouse point-of-sale product and successfully introduced this replacement technology into the convenience store, food service and entertainment markets. Management believes the Lighthouse family of products will uniquely position the Company to serve the needs of retailers who cross business segments (i.e., a convenience store or cinema with a fast food operation), further differentiating the Company's systems from those of its competitors and allowing the Company to reduce significantly future development and support costs.

Additionally during 1999, the Company launched product development efforts around Web-enabled, centrally hosted management software and integrated purchasing software built around industry-specific marketplaces. Management believes that these products will strengthen its product offerings by providing integrated, end-to-end solutions that span from the consumer to the supply chain.

Proprietary Rights

The Company's success and ability to compete is dependent in part upon its proprietary technology, including its software source code. To protect its proprietary technology, the Company relies on a combination of trade secret, nondisclosure, copyright and patent law, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although the Company relies on the limited protection afforded by such intellectual property laws, it also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable maintenance are essential to establishing and maintaining a technology leadership position. The Company presently has two patents and six patents pending. The source code for the Company's various proprietary software products is protected both as a trade secret and as a copyrighted work. The Company generally enters into confidentiality or license agreements with its employees, consultants and clients and generally controls access to and distribution of its software, documentation and other proprietary information. Although the Company restricts client's use of the Company's software and does not permit the resale, sublicense or other transfer of such software, there can be no assurance that unauthorized use of the Company's technology will not occur.

Despite the measures taken by the Company to protect its proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, such as to protect the Company's trade secrets, to determine the validity and scope of the Company's and or others proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

Certain technology used in conjunction with the Company's products is licensed from third parties, generally on a non-exclusive basis. These licenses usually require the Company to pay royalties and fulfill confidentiality obligations. The Company believes that there are alternative resources for each of the material components of technology licensed by the Company from third parties. However, the termination of any of these licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources. Any required alternative licenses could prove costly. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on the Company's business, operating results and financial condition. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all.

In the future, the Company may receive notices claiming that it is infringing on the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Defending against any such claim could be time consuming, result in costly litigation, cause product shipment delays or force the Company to enter into royalty or license agreements rather than dispute the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. To the extent the Company desires or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, can be time consuming and expensive to defend, prosecute or resolve.

Employees

As of December 31, 1999 the Company employed 790 persons. None of the Company's employees is represented by a collective bargaining agreement nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

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

Forward-Looking Statements

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Annual Report and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are the Company's reliance on a small number of customers for a larger portion of its revenues, fluctuations in its quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section below.

Risk Factors

In addition to the other information contained in this Report, the following risks should be considered carefully in evaluating the Company and its business.

History of Operating Losses. Although the Company reported $7.6 million in net income in 1999, the Company incurred net losses of $3.4 million, $19.5 million and $2.2 million for fiscal years 1998, 1997 and 1996, respectively. As a result, there can be no assurance that the Company will be able to continue to achieve profitability for fiscal 2000 and beyond. The Company anticipates that completing its products under development, and marketing existing products and new releases will require substantial expenditures. Accordingly, an investment in the Common Stock is extremely speculative in nature and involves a high degree of risk.

Impact of the Internet. The Company is embracing the Internet as part of its product development and sales and marketing strategy. To that extent, it is making significant investment in new products and business models. There can be no guarantee that these efforts will be successful, or, if successful, to what extent. Further, these investments could result in a material and adverse effect to the Company's financial results.

The Internet has created new competitions and creative business models that the Company must contend. These competitive forces could result in the Company losing market share, reducing margins or increasing investments. As a result, the Company's business, operating results and financial condition could be materially and adversely effected.

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

Fluctuations in Quarterly Operating Results. The Company has experienced and expects to continue to experience quarterly fluctuations in its operating results. The Company's revenue growth over the past several years should not be taken as indicative of the rate of revenue growth, if any, that can be expected in the future. The Company believes that period-to-period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. Moreover, a significant portion of the Company's quarterly revenues has been derived from a limited number of clients. The Company currently anticipates that this trend will continue. With a limited number of clients, fluctuations in their purchasing patterns resulting from budgeting or other considerations can have a significant effect on the Company's quarterly results. For example, in 1998 a number of factors impacted the Company's revenue growth and operating results, including the fact that several of the Company's larger clients were involved in mergers and acquisitions which, for a variety of reasons, interrupted or delayed roll outs of the Company's products. In addition, the purchasing behavior of the Company's largest clients became increasingly characterized by the use of fewer, larger contracts. These contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general require costs that may substantially precede recognition of associated revenues. Any significant cancellation or deferral of client orders could also have a material adverse effect on the Company's operating results in any particular quarter.

The introduction of new research and development projects requires the Company to increase significantly its operating expenses to fund greater levels of product development and to develop and commercialize additional products and services. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition may be materially and adversely affected.

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

Industry Concentration and Cyclicality. Greater than 47% of the Company's total revenue in both 1999 and 1998 was related to the convenience store market, which is dependent on the domestic and international economy. The convenience store market is affected by a variety of factors, including global and regional instability, governmental policy and regulation, natural disasters, consumer buying habits, consolidation in the petroleum industry, war and general economic conditions. Adverse developments in the convenience store market could materially and adversely affect the Company's business, operating results and financial condition. In addition, the Company believes the purchase of its products is relatively discretionary and generally involves a significant commitment of capital, because purchases of the Company's products are often accompanied by large scale hardware purchases. As a result, although the Company believes its products can assist convenience stores in a competitive environment, demand for the Company's products and services could be disproportionately affected by instability or downturns in the convenience store market which may cause clients to exit the industry or delay, cancel or reduce planned expenditures for information management systems and software products.

Concentration of Clients. The Company sells systems and services to a number of major clients. During 1999, approximately 40.9% of the Company's revenue were derived from five clients. During 1998, approximately 30.6% of the Company's revenue were derived from six clients. During 1997, approximately 36.4% of the Company's total revenues were derived from three clients. There can be no assurance that the loss of one or more of these clients will not have a material adverse effect on the Company's business, operating results and financial condition.

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

Competition. The market for retail information systems is intensely competitive. The Company believes the principal competitive factors in such market are product quality, reliability, performance and price, vendor and product reputation, financial stability, features and functions, ease of use and quality of support and degree of integration effort required with other systems. A number of companies offer competitive products addressing certain of the Company's target markets. See "-Competition". In addition, the Company believes that new market entrants may attempt to develop fully integrated systems targeting the retail industry. In the market for consulting services, the Company competes with the consulting divisions of the big five accounting firms, Electronic Data Systems, Inc. and other systems integrators. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

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

Ownership by Management. The Company's executive officers collectively own approximately 39.8% of the Company's outstanding common stock (the "Common Stock"). Consequently, together they will continue to be able to exert significant influence over the election of the Company's directors, the outcome of most corporate actions requiring shareholder approval and the business of the Company.

Volatility of Market Price for Common Stock; Absence of Dividends. The market price for the Company's Common Stock has experienced substantial price volatility since its initial public offering in February 1997 and such volatility may continue in the future. Quarterly operating results of the Company or of other companies participating in the computer-based products and services industry, changes in conditions in the economy, the financial markets of the computer products and services industries, natural disasters or other developments affecting the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology stocks in particular and that have often been unrelated or disproportionate to the operating performance of these companies. For the foreseeable future, it is expected that earnings, if any, generated from the Company's operations will be used to finance the growth of its business, and that no dividends will be paid to holders of the Common Stock.

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

Item 2.  Properties.
--------------------

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

Item 3.  Legal Proceedings.
---------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

No matter was submitted during the fourth quarter ended December 31, 1999 to a vote of security holders of the Company.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related  Stockholder Matters.
--------------------------------------------------------------------------------

The Common Stock has traded on The Nasdaq Stock Market under the symbol "RADS" since the Company's initial public offering on February 13, 1997. Prior to that time, there was no public market for the Common Stock. The following table sets forth the high and low sale prices per share for the Common Stock for the periods indicated as reported by The Nasdaq Stock Market.


Year ended December 31, 1998                              High                  Low
----------------------------------------------     -----------------    -----------------
First Quarter                                          $ 28  5/8              $ 16
Second Quarter                                           25  11/16              13 5/8
Third Quarter                                            14  7/8                 3 13/16
Fourth Quarter                                            8  5/16                5

Year ended December 31, 1999                              High                  Low
----------------------------------------------     -----------------    -----------------
First Quarter                                          $ 12 3/8               $  6 1/2
Second Quarter                                           14 1/4                  9 5/16
Third Quarter                                            19 3/4                 13
Fourth Quarter                                           45 3/4                 14 3/8


As of March 16, 2000, there were 146 holders of record of the Common Stock. Management of the Company believes that these are in excess of 3,200 beneficial holders of its Common Stock.

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

Item 6.  Selected Consolidated Financial Data
---------------------------------------------

The following table sets forth selected consolidated financial data of the Company for the periods indicated, which data has been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company as of, and for each of the years in the five-year period ended December 31, 1999, have been audited by Arthur Andersen LLP, independent public accountants. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the notes thereto included elsewhere herein.

Year Ended December 31,
(in thousands, except per share data)                        1999       1998      1997       1996      1995
                                                         ---------------------------------------------------

Statement of Operations Data:
Revenues:
 System sales                                              $ 91,946   $59,400   $ 66,798   $35,888   $14,078
 Client support, maintenance and other services              37,720    23,535     11,205     5,055     1,804
                                                         ---------------------------------------------------
   Total revenues                                           129,666    82,935     78,003    40,943    15,882
Cost of revenues:
 System sales                                                46,001    28,877     34,019    22,270     9,863
 Client support, maintenance and other services              29,989    20,288     10,298     5,465     2,300
                                                         ---------------------------------------------------
   Total cost of revenues                                    75,990    49,165     44,317    27,735    12,163
                                                         ---------------------------------------------------
Gross profit                                                 53,676    33,770     33,686    13,208     3,719
Operating expenses:
 Product development                                         11,125    11,199      6,897     3,328     1,640
 Sales and marketing                                         12,302    11,730      5,819     1,487       607
 Depreciation and amortization                                6,057     4,665      2,384       948       583
 Acquisition and other non-recurring charges                     --     1,276     30,086     3,930        --
 General and administrative                                  13,204    12,360      9,059     5,664     2,990
                                                         ---------------------------------------------------
Income (loss) from operations                                10,988    (7,460)   (20,559)   (2,149)   (2,101)
Interest (income)expense, net                                (1,613)   (1,800)      (989)      712       166
Minority interest in earnings of PrysmTech                       --        --         --       628        --
Other income                                                     --        --         --        --      (406)
                                                         ---------------------------------------------------
Income (loss) before income taxes and extraordinary item     12,601    (5,660)   (19,570)   (3,489)   (1,861)
Income tax provision (benefit)(1)                             4,992    (2,265)      (212)   (1,333)     (709)
Extraordinary item, net of taxes(2)                              --        --        131        --        --
                                                         ---------------------------------------------------
Net income (loss)                                          $  7,609   $(3,395)  $(19,489)  $(2,156)  $(1,152)
                                                         ===================================================
Basic income (loss) per share:
Income (loss) before extraordinary item                    $   0.46   $ (0.21)  $  (1.49)  $ (0.26)  $ (0.13)
 Extraordinary loss on early extinguishment of debt              --        --      (0.01)       --        --
                                                         ---------------------------------------------------
Total basic income (loss) per share (3)                    $   0.46   $ (0.21)  $  (1.50)  $ (0.26)  $ (0.13)
                                                         ===================================================
Diluted income (loss) per share:
Income (loss) before extraordinary item                    $   0.41   $ (0.21)  $  (1.49)  $ (0.26)  $ (0.13)
 Extraordinary loss on early extinquishment of debt              --        --      (0.01)       --        --
                                                         ---------------------------------------------------
Total diluted income (loss) per share (3)                  $   0.41   $ (0.21)  $  (1.50)  $ (0.26)  $ (0.13)
                                                         ===================================================

 Weighted average shares outstanding:
   Basic (3)                                                 16,420    15,990     13,024     8,300     9,073
                                                         ===================================================
   Diluted (3)                                               18,346    15,990     13,024     8,300     9,073
                                                         ===================================================

                                                                                       December 31,
                                                         ---------------------------------------------------------------------
                                                               1999         1998          1997          1996           1995
                                                         ---------------------------------------------------------------------
Balance Sheet Data:
Working capital                                                $ 65,947      $47,329       $57,259       $   812       $(3,664)
Total assets                                                    111,999       84,166        93,515        14,616         4,235
Long-term debt and shareholder loan,
 including current portion                                        4,355        4,267         4,728         9,174           970
Shareholders' equity (deficit)                                   85,935       69,245        71,021        (4,500)       (3,154)

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

Item 7.    Management's Discussion and Analysis of Financial Condition  and
---------------------------------------------------------------------------
           Results of Operations.
           ----------------------

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

Since November 1995, a number of events resulted in strong revenue growth for the Company. The Company developed new products, established relationships with new clients and increased sales to existing clients. The Company expanded its presence in the retail industry in November 1995 by entering into a joint venture (PrysmTech) to market enterprise-wide technology solutions to cinema operators. On December 31, 1996, the Company purchased the remaining interest in PrysmTech. Accordingly, the operations of PrysmTech are reflected in the 1996 financial statements of the Company with a deduction for the minority interest in the earnings of PrysmTech. Continuing its growth in the retail industry, in May 1996 the Company purchased Liberty Systems International, Inc. ("LSI"), a technology solution provider to the QSR operators. To broaden its presence in the food service market, the Company acquired Restaurant Management and Control Systems, Inc. ("ReMACS") and RSI Merger Corporation d.b.a. Twenty/20 Visual Systems, Inc. ("Twenty/20"), in May 1997 and RapidFire Software, Inc. and EquiLease Financial Services, Inc. (collectively "RapidFire") in October 1997. In November 1997, the Company acquired Logic Shop, Inc. ("Logic Shop") to serve the convenient automotive service centers. During this period, the Company also expanded its sales force and continued to add management, consulting and product development personnel.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operation items to total revenues:

                                                                                  Year ended December 31,
                                                                         1999               1998               1997
                                                                 -------------------------------------------------------
Revenues:
  System sales                                                           70.9%              71.6%             85.6%
  Client support, maintenance and other services                         29.1               28.4              14.4
                                                                 -------------------------------------------------------
Total revenues                                                          100.0              100.0             100.0
Cost of revenues:
 System sales                                                            35.5               34.8              43.6
 Client support, maintenance and other services                          23.1               24.5              13.2
                                                                 -------------------------------------------------------
Total cost of revenues                                                   58.6               59.3              56.8
                                                                 -------------------------------------------------------
Gross profit                                                             41.4               40.7              43.2
Operating expenses:
 Product development                                                      8.6               13.5               8.8
 Sales and marketing                                                      9.5               14.1               7.5
 Depreciation and amortization                                            4.7                5.6               3.1
 Acquisition and other non-recurring charges                              --                 1.6              38.6
 General and administrative                                              10.2               14.9              11.6
                                                                 -------------------------------------------------------
Income (loss) from operations                                             8.4               (9.0)            (26.4)
Interest income, net                                                      1.2                2.2               1.3
                                                                 -------------------------------------------------------
Income (loss) before income taxes and extraordinary item                  9.6               (6.8)            (25.1)
Income tax provision (benefit)                                            3.8               (2.7)             (0.3)
Extraordinary item, net of taxes                                           --                 --               0.2
                                                                 -------------------------------------------------------
Net income (loss)                                                         5.8%              (4.1)%           (25.0)%
                                                                 =======================================================

Year ended December 31, 1999 compared to year ended December 31, 1998

System Sales. The Company derives the majority of its revenues from sales and licensing fees for its headquarters and point of sale solutions. System sales increased 54.8% to $91.9 million for the year ended December 31, 1999 ("1999")
from $59.4 million for the year ended December 31, 1998 ("1998").   In addition
to increased sales and license fees from new and existing clients during 1999, the Company's Lighthouse software product was released to food service clients during the year, which contributed to this increase in system sales.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services, which increased 60.3% to $37.7 million in 1999 from $23.5 million in 1998. These increases were due to increased support, maintenance and services revenues within existing markets, resulting from an increased install base. Additionally, increased client demand for professional services such as training, custom software development, project management and implementation services contributed to these increases.

Cost of System Sales. Cost of system sales consists primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of system sales increased 59.3% during 1999 to $46.0 million compared to $28.9 million for 1998. These increases were directly attributable to the increase in system sales for 1999. Cost of system sales as a percentage of system revenues increased to 50.0% in 1999 from 48.6% in 1998. The increases were due primarily to decreases in software sales as a percentage of total system revenues, partially offset by increased efficiencies associated with the manufacture of site-based systems. Additionally, amortization of capitalized software development costs increased 80.8% to $1.1 million for 1999, compared to $625,000 for 1998.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of client support, maintenance and other services increased 47.8% to $30.0 million for 1999 from $20.3 for 1998. The increases were due primarily to increases in personnel associated with the effort of supporting higher revenues in this area. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased to 79.5% for 1999 from 86.2% in 1998, as a result of increased efficiencies and staff utilization.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. During 1999, product development expenses decreased 0.7% to $11.1 million from $11.2 million for 1998 due primarily to higher capitalization of software costs associated with the Company's development of its Lighthouse generation of products and increased custom software development projects during the year which were billed to clients whose related costs are included in costs of client support, maintenance and other services noted above. In 1999, software development costs of $2.8 million, or 20.1% of its total product development costs, were capitalized by the Company, as compared to approximately $2.6 million, or 18.7% of its total product development costs for 1998. Product development expenses as a percentage of total revenues decreased to 8.6% in 1999 from 13.5% in 1998 as revenues increased at a pace higher than related product development expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased 4.9% to $12.3 million during 1999 from $11.7 million in 1998, due primarily to increased personnel costs and sales commissions associated with higher revenues. Sales and marketing expenses as a percentage of total revenues decreased to 9.5% for 1999 from 14.1% for 1998, as total revenues increased at a pace higher than related sales and marketing expenses.

Depreciation and Amortization. Depreciation and amortization expenses increased 29.8% to $6.1 million during 1999 compared to $4.7 million during 1998. The increase resulted from an increase in computer equipment, leasehold improvements and other assets required to support an increased number of employees and locations. Depreciation and amortization as a percentage of total revenues decreased to 4.7% for 1999 from 5.6% in 1998. This decrease was primarily due to associated revenues increasing at a pace higher than associated personnel support.

Acquisition and Other Non-Recurring Charges. The Company did not record any non-
recurring charges during 1999.   During the second half of 1998, the Company
further integrated its acquisitions of ReMACS and RapidFire by consolidating their support and product development functions to its Alpharetta, Georgia location. As a result, the Company recorded approximately $876,000 of non-recurring charges related to severance arrangements. Additionally during 1998, the Company recorded an impairment charge of $400,000 on goodwill resulting from the Twenty/20 acquisition.

General and Administrative Expenses. General and administrative expenses increased 6.8% during 1999 to $13.2 million from $12.4 million during 1998. The increase was due primarily to personnel increases needed to support additional revenues. General and administrative expenses as a percentage of total revenues were 10.2% and 14.9% for 1999 and 1998, respectively, as total revenues grew at a pace faster than associated personnel and related expenses.

Interest Income, Net. Net interest income decreased 10.4% to $1.6 million during 1999, compared to net interest income of $1.8 million for 1998. The Company's interest income is derived from the investment of its cash and cash equivalents. The decrease in net interest income in 1999 over 1998 resulted primarily from a decline in the weighted average interest rate of 5.26% during 1998 to a weighted average interest rate of 5.15% during 1999. See --"Liquidity and Capital Resources."

Income Tax Provision (Benefit). The Company recorded a tax provision of 39.6% in 1999 compared to a tax benefit of 40.0% 1998.

Net Income (Loss). Net income for 1999 was $7.6 million or $0.41 per diluted share, an increase of approximately $10.2 million or $0.57 per share over a net loss before non-recurring charges of $2.6 million, or $0.16 per share, for the prior year. Including the non-recurring charges for the year ended December 31, 1998, of approximately $1.3 million, net loss for 1998 was $3.4 million, or $0.21 per share.


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

Client Support, Maintenance and Other Services. The Company's revenues from client support, maintenance and other services increased 110.0% to $23.5 million in 1998 from $11.2 million in 1997. This increase was due to increased support, maintenance and services revenues resulting from an increased install base and from the Company's 1997 acquisitions. Additionally, increased client demand of professional services such as training, custom software development, project management and implementation services contributed to this increase.

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

Acquisition and Other Non-Recurring Charges. Acquisition and other non-recurring charges decreased 95.8% to $1.3 million during 1998 compared to $30.1 million during 1997. During the second half of 1998, the Company further integrated its acquisitions of ReMACS and RapidFire by consolidating their support and product development functions to its Alpharetta, Georgia location. As a result, the Company recorded approximately $876,000 of non-recurring charges related to severance arrangements. Additionally, the Company recorded an impairment charge of $400,000 on goodwill resulting from the Twenty/20 acquisition. During 1997, in connection with the acquisitions of ReMACS, Twenty/20, RapidFire and Logic Shop, the Company recorded non-recurring charges of $28.9 million for purchased research and development costs. Purchased research and development costs represent the estimated fair value of acquired incomplete research and development projects as determined by independent appraisal. Additionally, in connection with the acquisition of Twenty/20, the Company granted stock options at an exercise price less than the current fair market value, a portion of which immediately vested. As a result, the Company recorded a non-recurring charge of $1.2 million. Stock compensation expense represents the excess of the fair market value of the Company's Common Stock on the date of the grant of stock options over the aggregate exercise price of such options. No such charge was recorded in 1998.

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

Income Tax Benefit. A tax benefit of 40.0% was recorded in 1998 compared to a tax benefit of 1.1% in 1997. This increase resulted primarily from the non-deductible purchased research and development expenses incurred in connection with the Company's 1997 acquisition. As of December 31, 1998, the Company recorded a net deferred tax asset of $6.4 million. Realization is dependent upon generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

Extraordinary Item. During 1997, a loss from early extinguishment of debt of $213,000, net of taxes of $82,000, was recognized due to the write off of certain unamortized loan origination costs and unamortized debt discounts associated with the repayment of outstanding indebtedness to Sirrom Capital Corporation of $4.5 million. No such charge was incurred during 1998.

Net Loss. For the reasons discussed above, the net loss for the year ended December 31, 1998, before non-recurring charges, was $2.6 million or $0.16 per share, a decrease of approximately $8.9 million or $0.56 per share over net income before extraordinary items and acquisition related charges of $6.3 million or $0.40 per share for the year ended December 31, 1997. Including the non-recurring charges for the year ended December 31, 1998 of approximately $1.3 million, net loss for the period was $3.4 million, or $0.21 per share. Net loss for the year end period of 1997 was approximately $19.5 million or $1.50 per share, including acquisition related charges of approximately $25.6 million, net of tax benefits.

Liquidity and Capital Resources

As of December 31, 1999, the Company had $53.4 million in cash and cash equivalents and working capital of $65.9 million. As more fully described in
Note 13 of the consolidated financial statements, on March 3, 2000 AOL purchased $10.0 million of the Company's stock at a price of $15 per share and may invest an additional $25.0 million in a to be formed subsidiary of the Company at a later date. Additionally, on March 1, 2000, the Company and Microsoft Corporation jointly announced, subject to execution of a definitive agreement, that both companies have joined forces to develop and market an integrated Web-enabled management system and supply chain solution to enable retailers to conduct business-to-business e-commerce over the Internet. In addition to agreeing to make an equity investment in this solution, Microsoft committed to support the Company's technology solution through joint marketing programs, funding for product development, consulting services, developer support, and distribution via the Microsoft(R) bCentral(TM) small-business portal.

Cash from operating activities in 1999 was $26.3 million compared to cash used in operating activities of $12.3 million and $8.4 million in 1998 and 1997, respectively. In 1999, cash provided from operating activities was primarily due to net income of $7.6 million during the year, as well as increased accounts payable and accrued liabilities due to timing of certain vendor payments partially offset by increases in accounts receivable and inventory. Additionally, client deposits and unearned revenues increased during 1999 as the Company received cash from clients in advance of products and/or services being delivered. In 1998, the Company's uses of cash were the primary result of the net loss for the period then ended; increased accounts receivables and inventories due to increased sales; decreased accounts payable and accrued liabilities due to timing of certain vendor payments; and a decrease in client deposits and unearned revenues as the Company delivered products and/or services previously paid by clients.

Cash used in investing activities was $7.1 million, $8.9 million, and $15.0 million for 1999, 1998 and 1997, respectively. The uses of cash in investing activities for 1999 consisted primarily of the purchases of property and equipment of $4.2 million and capitalized software costs of $2.8 million. The uses of cash in investing activities during 1998 consisted primarily of the purchases of property and equipment of $6.3 million and capitalized software costs of $2.6 million. During 1998, the Company moved into two new leased facilities in Alpharetta, Georgia with approximately 210,000 combined square feet of space. As a result, the Company purchased equipment and furniture to accommodate the moves.

Cash of $8.7 million was provided by financing activities during 1999 due primarily to cash received from the exercise of employee stock options of $4.4 million, partially offset by the Company's purchase of common stock pursuant to its stock repurchase program for approximately $514,000. The income tax benefit from the exercise of disqualified and non-qualified stock options provided $3.2 million of cash in 1999. Cash of $792,000 was used in financing activities during 1998 due primarily to an advance made by the Company to the former sole shareholder of RapidFire under an agreement to loan up to $1.5 million to that individual, which debt matures on October 31, 2005 and bears interest at 5.0% per annum, offset by cash received from the exercise of employee stock options of $1.4 million.

In September 1998, the Board of Directors of the Company authorized a stock repurchase program pursuant to which management is authorized to repurchase up to 3,000,000 shares of common stock of the Company. As of March 1, 2000, the Company had repurchased in the open market an aggregate of 680,154 shares of its common stock for a total of $4.5 million. These purchases were, and any future purchase will be, financed from the Company's cash reserves.

Item 7 A.   Quantitative and Qualitative Disclosures About Market Risk.
-----------------------------------------------------------------------

The Company's financial instruments that are subject to market risks are its cash and cash equivalents. During 1999, the weighted average interest rate on its cash balances was approximately 5.15%. A 10.0% decrease in this rate would impact interest income by approximately $160,000.

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

     The following consolidated financial statements are filed with this Report:

     Report of Independent Public Accountants.

     Consolidated Balance Sheets at December 31, 1999 and 1998.

     Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

     Notes to Consolidated Financial Statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Radiant Systems, Inc.:


We have audited the accompanying consolidated balance sheets of RADIANT SYSTEMS, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radiant Systems, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



/s/ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 2, 2000

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                             1999            1998
                                                                                       ------------------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                   $ 53,435        $ 25,537
 Accounts receivable, net of allowances for doubtful accounts of $1,375 and
 $750 in 1999 and 1998, respectively                                                           17,929          17,645
 Inventories                                                                                   13,141          11,965
 Deferred tax assets                                                                            1,563             687
 Other                                                                                          1,693           2,310
                                                                                       ------------------------------
Total current assets                                                                           87,761          58,144

PROPERTY AND EQUIPMENT, net                                                                     7,857           8,341
SOFTWARE DEVELOPMENT COSTS, net                                                                 5,394           3,718
INTANGIBLES, net                                                                                5,173           6,271
DEFERRED TAXES, long-term                                                                       3,726           5,680
OTHER ASSETS                                                                                    2,088           2,012
                                                                                       ------------------------------
                                                                                             $111,999        $ 84,166
                                                                                       ==============================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                            $  9,565        $  4,844
 Accrued liabilities                                                                            4,901           3,210
 Client deposits and deferred revenue                                                           7,243           2,600
 Current portion of long-term debt                                                                105             161
                                                                                       ------------------------------
Total current liabilities                                                                      21,814          10,815

LONG-TERM DEBT, less current portion                                                            4,250           4,106
                                                                                       ------------------------------
Total liabilities                                                                              26,064          14,921

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value; 5,000,000 shares authorized, 0 shares issued                       --              --
 Common stock, no par value; 30,000,000 shares authorized, 16,983,925 and
  15,505,565 shares issued and outstanding at December 31, 1999 and 1998,
  respectively                                                                                      0               0
 Additional paid-in capital                                                                   101,003          92,144
 Deferred compensation                                                                           (131)           (353)
 Accumulated deficit                                                                          (14,937)        (22,546)
                                                                                       ------------------------------
Total shareholders' equity                                                                     85,935          69,245
                                                                                       ------------------------------
                                                                                             $111,999        $ 84,166
                                                                                       ==============================



   The accompanying notes are an integral part of these consolidated balance sheets.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      1999             1998           1997
                                                                               -----------------------------------------------
REVENUES:
 System sales                                                                          $ 91,946         $59,400       $ 66,798
 Client support, maintenance, and other services                                         37,720          23,535         11,205
                                                                               -----------------------------------------------
   Total revenues                                                                       129,666          82,935         78,003
                                                                               -----------------------------------------------
COST OF REVENUES:
 System sales                                                                            46,001          28,877         34,019
 Client support, maintenance, and other services                                         29,989          20,288         10,298
                                                                               -----------------------------------------------
   Total cost of revenues                                                                75,990          49,165         44,317
                                                                               -----------------------------------------------
GROSS PROFIT                                                                             53,676          33,770         33,686
OPERATING EXPENSES:
 Product development                                                                     11,125          11,199          6,897
 Sales and marketing                                                                     12,302          11,730          5,819
 Depreciation and amortization                                                            6,057           4,665          2,384
 Acquisition and other non-recurring charges                                                 --           1,276         30,086
 General and administrative                                                              13,204          12,360          9,059
                                                                               -----------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                                            10,988          (7,460)       (20,559)

INTEREST INCOME, NET                                                                      1,613           1,800            989
                                                                               -----------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX AND EXTRAORDINARY ITEM                                   12,601          (5,660)       (19,570)

INCOME TAX PROVISION (BENEFIT)                                                            4,992          (2,265)          (212)
                                                                               -----------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                   7,609          (3,395)       (19,358)

EXTRAORDINARY ITEM:
Loss from early extinguishment of debt, net of taxes                                         --              --            131
                                                                               -----------------------------------------------
NET INCOME (LOSS)                                                                      $  7,609         $(3,395)      $(19,489)
                                                                               ===============================================
BASIC INCOME (LOSS) PER SHARE:
 Income (loss) before extraordinary item                                               $   0.46         $ (0.21)      $  (1.49)
 Extraordinary loss on early extinguishment of debt                                          --              --          (0.01)
                                                                               -----------------------------------------------
   Total basic income (loss) per share                                                 $   0.46         $ (0.21)      $  (1.50)
                                                                               ===============================================
DILUTED INCOME (LOSS) PER SHARE:
 Income (loss) before extraordinary item                                               $   0.41         $ (0.21)      $  (1.49)
 Extrodinary loss on early extinguishment of debt                                            --              --          (0.01)
                                                                               -----------------------------------------------
   Total diluted income (loss) per share                                               $   0.41         $ (0.21)      $  (1.50)
                                                                               ===============================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic                                                                                   16,420          15,990         13,024
                                                                               ===============================================
 Diluted                                                                                 18,346          15,990         13,024
                                                                               ===============================================


 The accompanying notes are an integral part of these consolidated statements.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                               Class A
                            Common Stock     Common Stock                                        Deferred
                         ----------------------------------                        Deferred       Sales     Accumulated
                         Shares   Amount  Shares   Amount    APIC     Warrants   Compensation    Discount     Deficit       Total
                         --------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 1996         6,857    $   0   1,443    $   0    $ 2,100     $1,185             --     $ (132)     $ (7,653)   $(4,500)
Issuance of common stock  5,428       --      --       --     82,422         --             --         --            --     82,422
Automatic conversion of
 Series A common stock    1,443       --  (1,443)      --         --         --             --         --            --         --
Exercise of stock
 purchase of warrants     1,353       --      --       --      2,658     (1,185)            --         --            --      1,473
Exercise of employee
 stock options              161       --      --       --        441         --             --         --            --        441
Shares issued for
 acquired companies         975       --      --       --     11,571         --             --         --            --     11,571
Stock options granted
 below fair market
 value                       --       --      --       --      1,841         --         $ (627)        --            --      1,214
Amortization of
 deferred compensation       --       --      --       --         --         --             91         --            --         91
Repurchase of common
 stock from a
 shareholder                (600)      --      --       --     (1,125)        --             --         --            --     (1,125)
Repurchase of common
 stock from a client        (193)      --      --       --       (997)        --             --         --            --       (997)
Sales of software
 licenses under
 warrent                      --       --      --       --         --         --             --        132            --        132
Reclassification of
 S corporation
 accumulated deficit          --       --      --       --     (8,203)        --             --         --         8,203         --
Loss before pro forma
 income taxes and
 extraordinry item            --       --      --       --         --         --             --         --       (19,570)   (19,570)
Extraordinary item,
 net of tax                   --       --      --       --         --         --             --         --          (131)      (131)
                        -----------------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1997        15,424        0      --       --     90,708         --           (536)        --       (19,151)    71,021

Treasury stock
 purchase                   (607)       0      --       --     (4,027)        --             --         --            --     (4,027)
Exercise of employee
 stock options               647        0      --       --      1,395         --             --         --            --      1,395
Stock issued under
 employee stock
 purchase plan                42       --      --       --        264         --             --         --            --        264
Income tax benefit of
 stock options
 exercised                    --       --      --       --      3,804         --             --         --            --      3,804
Amortization of
 deferred compensation        --       --      --       --         --         --            183         --            --        183
Net loss                      --       --      --       --         --         --             --         --        (3,395)    (3,395)
                        -----------------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1998       15,506         0     --       --     92,144         --           (353)        --       (22,546)    69,245

Treasury stock
 purchase                    (73)       0      --       --       (514)        --             --         --            --       (514)
Exercise of employee
 stock options             1,356        0      --       --      4,425         --             --         --            --      4,425
Stock issued under
 employee stock
 purchase plan               195        0      --       --      1,722         --             --         --            --      1,722
Income tax benefit of
 stock options
 exercised                    --       --      --       --      3,225         --             --         --            --      3,225
Amortization of
 deferred compensation        --       --      --       --         --         --            223         --            --        223
Net income                    --       --      --       --         --         --             --         --         7,609      7,609
                        -----------------------------------------------------------------------------------------------------------

BALANCE,
 December 31, 1999        16,984       $0      --       --   $101,003         --          $(131)        --      $(14,937)  $ 85,935
                        ===========================================================================================================

  The accompanying notes are an integral part of these consolidated statements.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                 1999              1998              1997
                                                                         -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                 $ 7,609          $ (3,395)         $(19,489)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Pro forma tax benefit                                                                 --                --              (212)
  Deferred income taxes                                                              1,078            (3,428)           (1,573)
  Accretion of note payable interest                                                   226               226                34
  Depreciation and amortization                                                      7,187             5,067             2,384
  Amortization of debt discount                                                         --                --               332
  Discounts earned on software license sales                                            --                --               132
  Non-cash acquisition and other non-recurring charges                                  --               400            30,086
  Amortization of deferred compensation                                                222               182                90
  Changes in assets and liabilities, net of acquired entities:
    Accounts receivable                                                               (284)              (88)          (11,420)
    Inventories                                                                     (1,176)           (3,257)           (5,194)
    Other assets                                                                       336              (921)             (449)
    Accounts payable                                                                 4,720            (2,390)            1,748
    Accrued liabilities                                                              1,691            (2,677)              350
    Client deposits and deferred revenue                                             4,643            (2,045)           (5,227)
                                                                                  --------------------------------------------
      Net cash provided by (used in) operating activities                           26,251           (12,326)           (8,408)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                (4,243)           (6,342)           (3,305)
 Purchases of acquired entities, net of cash acquired                                   --                --           (10,314)
 Capitalized software development costs                                             (2,807)           (2,570)           (1,365)
                                                                                  --------------------------------------------
      Net cash used in investing activities                                         (7,050)           (8,912)          (14,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of common stock, net of issuance costs                      --                --            82,422
 Proceeds from exercise of common stock warrants                                        --                --               960
 Repurchase of common stock                                                           (514)           (4,027)           (2,122)
 Exercise of employee stock options                                                  4,425             1,395               441
 Stock issued under employee stock purchase plan                                     1,722               264                --
 Issuance of shareholder loans, net                                                    (23)           (1,540)             (330)
 Income tax benefit of stock options exercised                                       3,225             3,804                --
 Repayment of long-term debt                                                          (138)             (687)           (5,418)
 Repayments of note from shareholder                                                    --                --            (7,343)
 Other                                                                                  --                (1)                7
                                                                                  --------------------------------------------
      Net cash provided by (used in) financing activities                            8,697              (792)           68,617
                                                                                  --------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    27,898           (22,030)           45,225

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        25,537            47,567             2,342
                                                                                  --------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                             $53,435          $ 25,537          $ 47,567
                                                                                  ============================================

   The accompany notes are an integral part of these consolidated statements.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Radiant Systems, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Preparation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ from those estimates.

Revenue Recognition

In January 1998, the Company adopted the ACIPA Statement of Position, 97-2 "Software Revenue Recognition" (the "Statement"). This Statement provides guidance on recognizing revenues on software transactions and did not have a significant impact on previous licensing or revenue recognition practices.

The Company's revenue is generated primarily through software and system sales, support and maintenance and installation and training:

     Software and System Sales

     The Company generally sells its products, which include both software licenses and hardware, directly to end users. Revenue from software licenses and system sales is generally recognized as products are shipped, provided that no significant vendor and post-contract support obligations remain and that the collection of the related receivable is probable.

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

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

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

     Property and equipment at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                      1999       1998
                                                   ---------   --------
Computers and office equipment                      $ 10,130    $ 8,195
Furniture and fixtures                                 2,589      2,373
Purchased software                                     2,878      2,319
Leasehold improvements                                 2,637      1,100
                                                   ---------   --------
                                                      18,234     13,987
Less accumulated depreciation and amortization       (10,377)    (5,646)
                                                   ---------   --------
                                                    $  7,857    $ 8,341
                                                   =========   ========

Intangible Assets

Intangible assets consisting of goodwill, product licenses and patents are amortized using the straight-line method over four to ten years. Goodwill represents the excess of purchase price over the estimated fair value of assets acquired. Amortization of intangibles was $1.3 million, $1.3 million and $572,000 in 1999, 1998 and 1997, respectively. Accumulated amortization was $2.8 million and $1.5 million at December 31, 1999 and 1998, respectively.

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. As more fully described in Note 5, the Company recorded an impairment charge related to certain goodwill of $400,000 during 1998. No such charges were recorded in 1999 or 1997.

Software Development Costs

Capitalized software development costs consist principally of salaries and certain other expenses directly related to the development and modification of software products. Capitalization of such costs begins when a working model has been produced as evidenced by the completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined is not more than three years. At December 31, 1999 and 1998, accumulated amortization of capitalized software development costs was $2.4 million and $1.3 million, respectively.

Internally Developed Software Costs

The Company applies the provisions of the AICPA Statement of Position 98-1 ("SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

Purchased Research and Development Costs

As more fully described in Note 4, based on independent appraisal, the Company allocated $28.9 million in 1997 of the purchase price for its acquisitions to incomplete research and development projects. Accordingly, these costs were expensed as of the acquisition date. These allocations represent the estimated fair value based on risk-adjusted cash flows related to incomplete projects.
The development of these projects had not yet reached technological feasibility, and the technology has no alternative future use. The technology acquired in these acquisitions will require substantial additional development by the Company. No such charges related to purchased research and development projects were recorded in 1999 or 1998.

Stock-based Compensation

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

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (in thousands):

                                                         1999                 1998                1997
                                                    ------------------------------------------------------
Average common shares outstanding                       16,420              15,990             13,024

Dilutive effect of outstanding stock options             1,926                  --                 --
                                                       -------             -------            -------

Average common shares outstanding assuming dilution     18,346              15,990             13,024
                                                       =======             =======            =======


For the years ended December 31, 1999, 1998 and 1997, options with an antidilutive impact of approximately 180,000, 3.4 million and 3.0 million shares of common stock were excluded from the above reconciliation.

Fair Value of Financial Instruments

The book values of cash, trade accounts receivable, trade accounts payable and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company's fair value of long-term debt was not significantly different than the stated value at December 31, 1999 and 1998.

Statements of Cash Flows
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash.

Cash paid for interest was $30,833, $166,000 and $432,000 in 1999, 1998 and
1997, respectively. Cash paid for income taxes was $100,000, $0 and $155,000 in 1999, 1998 and 1997, respectively. The Company acquired equipment of $0, $0 and $43,000 in 1999, 1998 and 1997, respectively, under capital lease obligations.

During 1999, 1998 and 1997, the Company recorded bad debt expense of approximately $625,000, $400,000 and $150,000, respectively.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

Concentration of Business and Credit Risk

Financial instruments, which potentially subject the Company to credit risk, consist principally of trade receivables and interest bearing investments. The Company performs on-going credit evaluations of its clients and generally does not require collateral. The Company maintains adequate reserves for potential losses and such losses, which have historically been minimal, have been included in management's estimates.

The Company's revenues are derived from a limited number of clients. During the years ended December 31, 1999, 1998 and 1997, the following clients individually accounted for more than 10.0% of the Company's revenue:

                                            December 31,
                                   1999        1998           1997
                          --------------------------------------------
         Client A                   *            *            11.4%
         Client B                   *         10.3%           12.8
         Client C                   *            *            12.2
         Client D                13.3%           *               *

       * Accounted for less than 10.0% of total revenues for the period indicated.

     At December 31, 1999, 28.8% of the Company's accounts receivable related to Client D.


Comprehensive Income

The Company currently has no other comprehensive income items as defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130).

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to adopt FAS 133 for the quarter ended March 31, 2001. The Company does not expect the adoption to have a material impact on its results of operations.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The SAB does not change existing accounting literature on revenue recognition, but rather explains the SEC staff's general framework for revenue recognition. SAB No. 101 states that changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle and must be recorded in the second quarter of 2000. The Company is currently reviewing its revenue recognition policy and does not expect the adoption of SAB No. 101 to have a material impact on the Company results of operations.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

3. PRODUCT DEVELOPMENT EXPENDITURES

Product development expenditures, excluding purchased research and development costs (Notes 2 and 4) for the years ended December 31, 1999, 1998 and 1997 are summarized as follows (in thousands):

                                                           1999                1998              1997
                                                     ----------------------------------------------------

Total development expenditures                               $13,932            $13,769            $8,262
Less additions to capitalized software
 development costs prior to amortization                       2,807              2,570             1,365
                                                     ---------------     --------------     -------------

Product development expense                                  $11,125            $11,199            $6,897
                                                     ===============     ==============     =============

The activity in the capitalized software development account during 1999, 1998 and 1997 is summarized as follows (in thousands):

                                                                  December 31,
                                                  1999                     1998                1997
                                        ---------------------      -------------------     -----------

Balance at beginning of period, net              $      3,718              $     1,773          $  736
Additions                                               2,807                    2,570           1,365
Amortization expense                                   (1,131)                    (625)           (328)
                                        ---------------------      -------------------     -----------
Balance at end of period, net                    $      5,394              $     3,718          $1,773
                                        =====================      ===================     ===========

Amortizaton of capitalized software costs is included in system costs of revenues in the accompanying statements of operations.

4. ACQUISITIONS

During fiscal 1997, the Company acquired four businesses, all of which were accounted for under the purchase method of accounting. These businesses were acquired for a combination of cash, notes payable and shares of the Company's common stock. The value of the common stock reflects the market value of the Company's common stock at the closing of each acquisition, adjusted to account for restrictions common to unregistered securities and for registration rights, if applicable. The Company made no acquisitions during 1999 or 1998.

The following describes each of the acquisitions completed by the Company in 1997:

ReMACS

On May 23, 1997, the Company purchased all of the outstanding common stock of Restaurant Management and Control Systems, Inc. ("ReMACS"), a provider of back office management systems for clients in the food service industry. The purchase price consisted of 627,500 shares of common stock, $3.3 million in cash, $3.3 million in notes and assumption of net liabilities of $4.5 million. Total consideration, including transaction costs of approximately $150,000, was $18.5 million. Intangibles of $3.2 million were recorded, after adjusting for purchased research and development costs of $15.8 million, which are being amortized over four to ten years. In connection with the acquisition, the Company entered into employment agreements with five employees for terms expiring June 2002 (Note 8).

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

RapidFire

On October 31, 1997, the Company purchased all of the outstanding common stock of RapidFire Software, Inc. ("RapidFire Software") and EquiLease Financial Services, Inc. ("EquiLease"), (collectively "RapidFire"), a leading provider of point of sale systems to the pizza industry and other delivery restaurants. The purchase price consisted of 102,230 shares of common stock, $4.2 million in cash and $3.8 million in notes. Intangibles of $5.2 million were recorded, after adjusting for purchased research and development costs of $6.9 million, which are being amortized over four to ten years. Separately, the Company agreed to loan up to $1.5 million to the sole shareholder, which debt matures October 31, 2005 and bears interest at a rate of 5.0% per annum (Notes 11 and 13). The Company also entered into a five-year employment agreement with the sole shareholder (Note 8).

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

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

The Company's unaudited pro forma consolidated results of operations for 1997 shown below are presented assuming that the Company's business combinations had been consummated on January 1, 1997 (in thousands, except per share data):

                                                      For the Year Ended
                                                      December 31, 1997
                                                  ------------------------
Pro forma revenue                                                  $87,863
Pro forma net income (loss)                                          3,801
Income (loss) per share:
Basic                                                              $  0.28
Diluted                                                               0.23

The Company's unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of January 1, 1997.

5.   ACQUISITION AND OTHER NON-RECURRING CHARGES

During the second half of 1998, the Company further integrated its acquisitions of ReMACS and RapidFire by consolidating their support and product development functions to its Alpharetta, Georgia location. As a result, the Company recorded a pretax charge of approximately $876,000 related to severance arrangements.

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

During 1997, the Company incurred $30.1 million in non-recurring charges, of which, $28.9 million related to purchased research and development costs (Note
4) and $1.2 million related to stock compensation expenses (Note 9).

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

6.   LONG-TERM DEBT

Long-term debt, including obligations under capital leases, consists of the following (in thousands):

                                                                                                        December 31,
                                                                                                     1999           1998
                                                                                              ------------------------------
Capital lease obligations, interest ranging from 5.0% to 31.0%, payable monthly through 1999,          $   --         $   76
 secured by equipment

Noninterest bearing promissory note; lump-sum payment of $6.0 million due October 31, 2005              4,250          4,024
 net of imputed interest of $1.8 million and $2.0 million at December 31, 1999 and 1998, respectively at an interest rate of 6.0%

Other                                                                                                     105            167
                                                                                              ------------------------------
                                                                                                        4,355          4,267

Less current portion                                                                                     (105)          (161)
                                                                                              ------------------------------

                                                                                                       $4,250         $4,106
                                                                                              ==============================

In connection with the purchase of RapidFire on October 31, 1997, the Company issued a noninterest-bearing note in the amount of $6.0 million to the sole shareholder of the acquired company. The note is nonnegotiable and nonassignable. All outstanding principal is due and payable in full in a single lump-sum payment on October 31, 2005, unless maturity is accelerated by RapidFire's ability to attain certain net income levels. A principal payment not to exceed $2.0 million is due on March 31, 1999, 2000 and 2001 if RapidFire meets or exceeds specified net income levels for the years ended December 31, 1998, 1999 and 2000, respectively. During both 1999 and 1998 RapidFire did not meet such specified net income levels. Accordingly, the initial payment on March 31, 1999 and the second installment on March 31, 2000 are not due. As more fully described in Note 13, the Company and the former sole shareholder of RapidFire reached an agreement to extinguish this obligation subsequent to year end.

At December 31, 1999, aggregate maturities of long-term debt, including obligations under capital leases, are as follows (in thousands):

2000                                                    $  105
2001                                                        --
2002                                                        --
2003                                                        --
2004                                                        --
Thereafter                                               4,250
                                                        ------
                                                        $4,355
                                                        ======

7.   INCOME TAXES

Prior to the Company's initial public offering ("IPO"), the Company elected to be treated as an S corporation for federal and state income tax purposes. Accordingly, all income or losses of the Company were recognized by the Company shareholders on their individual tax returns. In connection with the IPO, the Company converted from an S corporation to a C corporation and is now subject to federal and state income taxes. Upon conversion to C corporation status, the Company recorded net deferred tax assets of $592,000. Simultaneously, with the recording of these deferred tax assets, the Company recorded a tax benefit of $305,000 and a valuation allowance of $287,000.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

For all periods presented, the accompanying financial statements reflect provisions for income taxes computed in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." For those periods prior to the IPO, the tax benefit has been presented on a pro forma basis as if the Company had been liable for federal and state income taxes during those periods. The following summarizes the components of the income tax provision (benefit) (in thousands):

                                                                   1999                    1998                  1997
                                                          --------------------       --------------      -----------------
Current taxes:
  Federal                                                         $      5,311              $    --                $ 2,280
  State                                                                    759                   --                    394
  Deferred taxes                                                        (1,078)              (2,265)                (2,674)
  Pro forma taxes                                                           --                   --                   (212)
                                                          --------------------       --------------      -----------------
  Income tax provision (benefit)                                  $      4,992              $(2,265)               $  (212)
                                                          ====================       ==============      =================

In addition to the above, the Company recorded a tax benefit of $82,240 in 1997 related to the extraordinary loss from early extinguishment of debt.

Reconciliation from the federal statutory rate to the combined pro forma and actual income tax benefit, is as follows:

                                                                   1999                    1998                  1997
                                                          -------------------       ---------------      -----------------

Statutory federal tax rate                                          35.0  %                  (35.0)%                (35.0)%
State income taxes, net of federal tax benefit                       5.0                      (5.0)                  (5.0)
Purchased research and development                                    --                        --                   40.2
Conversion from S corporation to C corporation                        --                        --                   (1.6)
Other                                                               (0.4)                       --                    0.3
                                                          -------------------       ---------------      -----------------
                                                                    39.6  %                  (40.0)%                 (1.1)%
                                                          ===================       ===============      =================

The components of the net deferred tax asset as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                    1999                    1998
                                                          ---------------------       --------------
Deferred tax assets:
 Net operating loss carry forward                                 $ 2,207                    $ 3,123
 Inventory reserve                                                    694                        399
 Depreciation                                                         245                        131
 Allowance for doubtful accounts                                      875                        468
 Accrued expenses                                                      --                         13
 Intangibles                                                        3,876                      3,665
 Deferred revenue                                                     221                        591
                                                          ---------------------       --------------
                                                                    8,118                      8,390
Valuation allowance                                                  (507)                      (507)
                                                          ---------------------       --------------
   Total deferred tax assets                                        7,611                      7,883
                                                          ---------------------       --------------
Deferred tax liabilities:
 Capitalized software                                              (2,158)                    (1,411)
 Other                                                               (164)                      (105)
                                                          ---------------------       --------------
   Total deferred tax liabilities                                  (2,322)                    (1,516)
                                                          ---------------------       --------------
Net deferred tax asset                                            $ 5,289                    $ 6,367
                                                          =====================       ==============

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

During fiscal 1998, the valuation allowance was increased $220,000 for unrealized tax benefits from stock option exercises. Upon realizing the tax benefit, through utilization of net operating loss carry forwards, the valuation allowance will be reduced with an offsetting increase to additional paid-in-capital. As of December 31, 1999, the Company has recorded net operating losses of $5.5 million which are available for carryforward through 2012.

As of December 31, 1999, the Company has recorded a net deferred tax asset of $5.3 million. Realization is dependent upon generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

8.   COMMITMENTS AND CONTINGENCIES

Leases
The Company leases office space, equipment and certain vehicles under noncancelable operating lease agreements expiring on various dates through 2008. At December 31, 1999, future minimum rental payments for noncancelable leases with terms in excess of one year were as follows (in thousands):

2000                                               $3,841
2001                                                3,572
2002                                                3,181
2003                                                2,785
2004                                                2,192
Thereafter                                          7,157

Total rent expense under operating leases was approximately $4.2 million, $2.7 million and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Employment Agreements

As of December 31, 1997 the Company had entered into employment agreements with eight employees. During 1998, four of the employees under employment agreements terminated their employment with the Company, including the former sole shareholder of RapidFire, and the primary shareholders of ReMACS and PrysmTech. During 1999, another employee under an employment agreement terminated his employment with the Company. As of December 31, 1999, the Company has no further obligation under such agreements.

Under each of the remaining three employment agreements, in the event employment is terminated (other than voluntarily by the employee or by the Company for cause or upon the death of the employee), the Company is committed to pay certain benefits, including specified monthly severance of not more than $13,000 per month. The benefits are to be paid from the date of termination to June 2002.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


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

Stock Repurchase Program

On September 18, 1998, the Company's Board of Directors authorized the Company to repurchase up to 3.0 million shares of its common stock from time to time in the open market, negotiated or block transactions. As of December 31, 1999, the Company had repurchased and subsequently retired approximately 680,000 shares at prices ranging from $6 3/8 to $8 per share, for total consideration of approximately $4.5 million.

Preferred Stock

In January 1997, the Company authorized 5,000,000 shares of preferred stock with no par value. The Company's Board of Directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

Warrants

Client Warrants

In May 1994, the Company and one of its clients (the "Client") entered into an agreement (the "Agreement") whereby the Client was granted the right (the "Client Warrant") to acquire 10.0% of the Company's outstanding common stock for $800,000, provided the Client meets certain purchase criteria. A deferred sales discount of $240,000 was charged on the date of grant, which represented the fair market value of the Client Warrant on such date, and was amortized as a reduction of sales as the Client makes purchases under the Agreement.

In February 1996, the Company amended the Agreement such that the Client Warrant was increased to 12.0% of the Company's outstanding common shares. An additional deferred sales discount of $79,000 was charged on the date of grant, which represented the fair market value on the date of the increase of the Client Warrant. The Company had the option to repurchase one-sixth of the shares issuable under the Client Warrant at a price midway between the Client's exercise price and the fair market value of the shares. Because the Company intended to exercise its option to repurchase the shares, it was accreting to the expected redemption value of the shares. For the year ended December 31, 1996, the Company recorded accretion of $826,000.

In February 1997, the Company repurchased 193,060 shares of common stock for approximately $1.0 million, which represented one-sixth of the shares issuable under the Client Warrant. Additionally, the client exercised the remaining 646,304 shares issuable under the warrant for proceeds of $6,463.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

Put Warrants

In connection with the issuance of certain debt, the Company issued Put Warrants to purchase 1.5% of the Company's outstanding common stock at an exercise price of $.01 per share.

In February 1997, the debt holder exercised its warrant to purchase 1.5% of the Company's outstanding common stock, which represented 174,642 shares of common stock.

Loan Origination Warrant

In 1996, the Company issued warrants to purchase 20,000 shares of common stock at an exercise price of $.01 for payment of loan origination fees. The fair value of the warrant was determined to be $40,000 and has been capitalized as loan origination fees. In February 1997, the warrant was exercised for proceeds of $200.

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

10.  EMPLOYEE BENEFITS

Stock-Based Compensations Plans

Employee Stock Purchase Plan

In April 1998, the Company's Board of Directors adopted the 1998 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, an aggregate of 1,000,000 shares of common stock is reserved for purchase by qualified employees, at 85.0% of the appropriate market price. The ESPP provides that qualified employees may purchase shares at the lower of the market price in effect on the day the offering starts or the day the offering terminates. In 1999 and 1998, the Company issued 195,198 and 42,693 shares under the ESPP at an average price of $8.82 and $6.27 per share, respectively.

Directors Stock Option Plan

During 1997, the Company's Board of Directors adopted the Non-Management Directors' Stock Option Plan (the "Directors' Plan") for non-management directors of the Company, under which the Company may grant up to 100,000 options to nonemployee directors of the Company to purchase shares of the Company's common stock. Options are granted at an exercise price, which is not less than fair value as estimated by the Board of Directors. Initial grants to new directors are exercisable over three years, while annual grants are exercisable six months after the grant date. Options granted under the Plan expire ten years from the date of grant. The Company has granted 60,000 options under the Directors' Plan at December 31, 1999.

1995 Stock Option Plan

The Company's 1995 Stock Option Plan (the "Plan"), as amended, provides for the issuance of up to 6,000,000 incentive and nonqualified stock options to key employees. Options are granted at an exercise price which is not less than fair value as estimated by the Board of Directors and become exercisable as determined by the Board of Directors, generally over a period of four to five years. Options granted under the Plan expire ten years from the date of grant. At December 31, 1999, options to purchase 1,342,738 shares of common stock were available for future grant under the Plan. The Company has granted 540,690 nonqualified stock options outside the Plan, of which, 359,490 have been cancelled and 181,200 have been exercised.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

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

Stock option activity for each of the three years ended December 31, 1999 is as follows:

                                                   1999                            1998                               1997
                                 ---------------------------------------------------------------------------------------------------
                                                  Weighted-Average                     Weighted-Average             Weighted-Average
                                      Shares       Exercise Price        Shares         Exercise Price      Shares   Exercise Price
                                 --------------------------------     ---------------------------------    -------------------------
Outstanding at beginning of year      3,870,954         $ 4.52          4,661,160            $ 7.01         3,335,750        $ 2.64
Granted                               1,415,701          22.07          1,643,408              8.44         1,660,163         15.26
Canceled                               (453,082)          6.54         (1,787,141)            15.65          (165,550)        15.71
Exercised                            (1,356,162)          3.36           (646,493)             2.11          (169,203)         2.80
                                 --------------    -----------     --------------      ------------     -------------   -----------
Outstanding at end of year            3,477,411         $11.87          3,870,934            $ 4.52         4,661,160        $ 7.01
                                 ==============    ===========     ==============      ============     =============   ===========
Options exercisable at end of
 year                                   543,505         $ 6.60          1,001,814            $ 5.27           698,279        $ 5.03
                                 ==============    ===========     ==============      ============     =============   ===========

The following table sets forth the range of exercise prices, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date:

                                     Options Outstanding                                   Options Exercisable
                           -----------------------------------------------------------------------------------------
                                                                       Weighted
                                                                       Average
                                                    Weighted          Remaining                           Weighted
         Range at                Number of          Average          Contractual           Number         Average
      Exercise Price              Shares             Price           Life (Years)        of Shares         Price
--------------------------------------------------------------------------------------------------------------------
        $1.00-$6.00               913,955            $ 1.67              6.20             195,255         $ 2.72
        $6.25-$7.38             1,189,451              6.81              7.78             281,820           6.90
       $9.06-$15.69               571,405             11.32              9.07              56,430          14.58
       $16.75-$34.25              802,600             31.37              9.88              10,000          28.50
                             ------------                                             -----------
           Total                3,477,411            $11.87                               543,505         $ 6.60
                             ------------                                             -----------


Fair Value Disclosure

The Company has elected to account for its stock-based compensation plan under APB 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1999, 1998 and 1997 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions used for grants in 1999, 1998 and 1997:

                                                    1999                1998               1997
                                           ----------------------------------------------------------
Risk free interest rate                                   5.75%                4.8%               5.9%
Expected dividend yield                                    0.0%                0.0%               0.0%
Expected lives                                       4.0 years           4.5 years          4.0 years
Expected volatility                                       81.0%               68.0%              62.0%

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998 AND 1997

The total value of the options granted during the years ended December 31, 1999, 1998 and 1997 were computed as approximately $18,836,717, $4,687,000, and $10,734,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS 123, the Company's reported pro forma net income (loss) and pro forma net income (loss) per share for the years ended December 31, 1999, 1998 and 1997 would have resulted in the following pro forma amounts (in thousands, except per share data):

                                1999               1998              1997
                          -------------------------------------------------

Net income (loss):
 As reported                   $7,609            $(3,395)          $(19,489)
 Pro forma                      4,509             (7,559)           (22,409)
Basic:
 As reported                   $ 0.46            $ (0.21)          $  (1.50)
 Pro forma                       0.28              (0.47)             (1.72)
Diluted:
 As reported                   $ 0.41            $ (0.21)          $  (1.50)
 Pro forma                       0.25              (0.47)             (1.72)

Employee Benefit Plan

The Company has a 401(k) profit-sharing plan (the "Plan") available to all employees of the Company who have attained age 21. The Plan includes a salary deferral arrangement pursuant to which employees may contribute a minimum of 1.0% and a maximum of 15.0% of their salary on a pretax basis. The Company may make both matching and additional contributions at the discretion of the Company's Board of Directors. The Company made no such contributions during 1999, 1998 or 1997.

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

During 1997, two shareholders received a loan from the Company in the amount of $165,000 each. The notes, together with interest at a rate of 7.0% per year, mature on December 31, 2001. During 1998 one of the shareholders repaid both the note balance and accrued interest in full. During 1999, the remaining shareholder repaid both the note balance and accrued the interest in full. Interest income recorded during 1999, 1998 and 1997 related to these notes was approximately $11,550, $21,000 and $16,000, respectively.

As more fully described in Note 4, as part of the acquisition of RapidFire the Company agreed to loan the former sole shareholder of RapidFire $1.5 million. During 1998, the Company advanced $1.5 million under the loan agreement. As more fully described in Note 13, subsequent to year end an agreement was reached between the Company and the former sole shareholder and this note was repaid in full. Interest income recorded during 1999 and 1998 related to this note was approximately 75,000 and $58,000, respectively.

During 1998, a shareholder received a loan from the Company in the amount of $225,000. The loan bears interest at 7.0% and is payable in certain specified increments beginning July 2000 with final payment due December 2001. During 1999, this note balance along with accrued interest was repaid in full. Interest income recorded during 1999 and 1998 related to the note was approximately $14,500 and $4,000.

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998 AND 1997

During 1998 and 1999, a shareholder received two loans from the Company in the aggregate amount outstanding of $181,750 at December 31, 1999. The loans bear interest at 5.5% and are payable in certain specified increments beginning September 2001, with final payment due April 2002. Interest income recorded during 1999 related to the notes was approximately $8,000.


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

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. The Company's management evaluates the performance of the segments based on an internal measure of contribution margin, or income and loss from operations, before certain allocated costs of development and corporate overhead. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

The Other nonreportable segment includes miscellaneous businesses, certain unallocated corporate operating expenses and the elimination of intersegment sales.

The summary of the Company's operating segments is as follows (in thousands):

                                                For the year ended December 31, 1999
                                        -----------------------------------------------------
                                           Global      Regional
                                         Solutions    Solutions     Other    Consolidation
                                        -----------------------------------------------------
Revenues                                 $111,880      $17,786          --      $129,666
Contribution margin                        33,384        1,216     $(1,461)       33,139
Operating income (loss)                    14,603       (2,154)     (1,461)       10,988
Identifiable assets (1)                    26,239       16,848      68,912       111,999


                                                For the year ended December 31, 1998
                                          ---------------------------------------------------
                                             Global     Regional
                                           Solutions   Solutions    Other    Consolidation
                                          ---------------------------------------------------
Revenues                                   $ 67,403     $15,532        --       $ 82,935
Contribution margin                          15,663      (1,888)   $(1,333)       12,442
Acquisition and other non-recurring
  charges                                     1,123         153         --         1,276
Operating loss                                 (445)     (5,682)    (1,333)       (7,460)
Identifiable assets (1)                      30,353      11,631     42,182        84,166


                                                 For the year ended December 31, 1997
                                          ---------------------------------------------------
                                             Global     Regional
                                           Solutions   Solutions    Other    Consolidation
                                          ---------------------------------------------------
Revenues                                    $ 74,811     $ 3,192        --      $ 78,003
Contribution margin                           19,402          43   $   (17)       19,428
Acquisition and other non-recurring
 charges                                      20,349       9,737        --        30,086
Operating loss                               (10,681)     (9,861)      (17)      (20,559)
Identifiable assets (1)                       31,075       9,441    52,999        93,515

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998 AND 1997


     (1) Identifiable assets allocated between the segments are comprised primarily of accounts receivable, inventory and intangible assets. All assets included in the Other segment are shared among all segments.

13.  SUBSEQUENT EVENTS (unaudited)

On March 1, 2000, the Company and Microsoft Corporation jointly announced, subject to execution of a definitive agreement, that both companies have joined forces to develop and market an integrated Web-enabled management system and supply chain solution to enable retailers to conduct business to business e-commerce over the Internet. In addition, Microsoft agreed to make an equity investment in the Company and committed to support the Company's solution through joint marketing programs, funding for product development, consulting services, developer support, and distribution via the Microsoft(R) bCentral(TM) small-business portal. Further, Microsoft and the Company have created an open structure that allows for other strategic and equity participants.

On March 3, 2000, the Company finalized an agreement with America Online, Inc. ("AOL") and MovieFone, Inc., a subsidiary of AOL ("MF"), to form a strategic relationship in the retail point of sale business. This relationship, among other aspects, entails a ten-year marketing and development agreement whereby the Company will develop and manufacture point of sale systems and services for sale to the entertainment industry pursuant to MF's specifications, which will make such point of sale systems interoperable with MF's remote entertainment and event ticketing services. The relationship also contemplates future collaborative efforts between the companies. As part of this relationship, AOL purchased $10.0 million of the Company's common stock at a price of $15 per share. In addition, AOL has agreed to invest $25.0 million in a to be formed subsidiary of the Company to engage in consumer interactive businesses other than in the entertainment industry (e.g., interactive fuel and dispenser business and interactive restaurant self-ordering business). In return for its investment, AOL will receive a 15% equity interest in the form of preferred stock of this subsidiary. To the extent AOL does not invest $25.0 million in the to be formed subsidiary, AOL has agreed to invest the balance in another to be formed subsidiary of the Company or purchase common stock of the Company at the then current market price.

On March 30, 2000 the Company and the former sole shareholder of RapidFire reached an agreement whereby the Company paid to the former shareholder $200,000 and forgave a $1.5 million note receivable (Note 4), and in return was relieved in full of its indebtedness to the shareholder. As more fully described in Note 6, this indebtedness consisted of a noninterest-bearing note with a lump-sum payment of $6.0 million due October 31, 2005 ($4.3 million at December 31, 1999) and was issued October 31, 1997 as part of the Company's acquisition of RapidFire. As a result of this early extinguishment of debt, the Company will record an extraordinary gain of approximately $1.6 million, net of tax, during the first quarter ended March 31, 2000.

14.  SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (unaudited)

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

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998 AND 1997

                                                                                  Quarter ended
                                                                   -------------------------------------------
                                                                     Mar. 31,   June 30,   Sept 30,   Dec. 31,
                                                                       1999       1999       1999       1999
                                                                   -------------------------------------------
                                                                       (In thousands, except per share data)
Revenues:
 System sales                                                         $17,235    $21,316    $24,949    $28,446
 Client support, maintenance and other services                         7,039      9,264      9,981     11,436
                                                                   -------------------------------------------
  Total revenues                                                       24,274     30,580     34,930     39,882
Cost of revenues:
System sales                                                            8,484     10,519     12,295     14,703
Client support, maintenance and other services                          5,886      7,234      7,893      8,976
                                                                   -------------------------------------------
  Total cost of revenues                                               14,370     17,753     20,188     23,679
                                                                   -------------------------------------------
Gross profit                                                            9,904     12,827     14,742     16,203
Operating expenses:
 Product development                                                    2,575      2,945      2,640      2,965
 Sales and marketing                                                    2,927      3,159      3,034      3,182
 Depreciation and amortization                                          1,379      1,551      1,536      1,591
 General and administrative                                             3,159      3,194      3,190      3,661
                                                                   -------------------------------------------

Income (loss) from operations                                            (136)     1,978      4,342      4,804
                                                                   -------------------------------------------

Interest income, net                                                      343        342        408        520
                                                                   -------------------------------------------
Income before income taxes                                                207      2,320      4,750      5,324
Income tax provision                                                       83        928      1,900      2,081
                                                                   -------------------------------------------
Net income                                                            $   124    $ 1,392    $ 2,850    $ 3,243
                                                                   ===========================================


Basic and diluted income per share:
 Basic income per share                                               $  0.01    $  0.09    $  0.17    $  0.19
                                                                   ===========================================
 Diluted income per share                                             $  0.01    $  0.08    $  0.15    $  0.17
                                                                   ===========================================

Weighted average shares outstanding:
 Basic                                                                 16,078     16,313     16,536     16,708
                                                                   ===========================================
 Diluted                                                               17,491     17,965     18,479     18,769
                                                                   ===========================================

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998 AND 1997

                                                                                   Quarter ended
                                                                   -------------------------------------------
                                                                     Mar. 31,   June 30,   Sept 30,   Dec. 31,
                                                                       1998       1998       1998       1998
                                                                   -------------------------------------------
                                                                       (In thousands, except per share data)
Revenues:
 System sales                                                         $16,647    $13,793    $13,706    $15,254
 Client support, maintenance and other services                         4,897      5,732      6,072      6,834
                                                                   -------------------------------------------
  Total revenues                                                       21,544     19,525     19,778     22,088
Cost of revenues:
 System sales                                                           7,996      7,150      6,284      7,447
 Client support, maintenance and other services                         4,154      5,062      5,293      5,779
                                                                   -------------------------------------------
  Total cost of revenues                                               12,150     12,212     11,577     13,226
                                                                   -------------------------------------------
Gross profit                                                            9,394      7,313      8,201      8,862
Operating expenses:
 Product development                                                    2,793      3,020      2,748      2,638
 Sales and marketing                                                    2,823      3,073      3,105      2,729
 Depreciation and amortization                                            987      1,188      1,214      1,276
 Acquisition and other non-recurring charges                               --         --        455        821
 General and administrative                                             3,051      3,052      3,072      3,185
                                                                   -------------------------------------------

Loss from operations                                                     (260)    (3,020)    (2,393)    (1,787)
                                                                   -------------------------------------------

Interest income, net                                                      539        472        407        382
                                                                   -------------------------------------------
Income (loss) before income taxes                                         279     (2,548)    (1,986)    (1,405)
Income tax provision (benefit)                                            111     (1,019)      (795)      (562)
                                                                   -------------------------------------------
Net income (loss)                                                     $   168    $(1,529)   $(1,191)   $  (843)
                                                                   ===========================================

Basic and diluted (income) loss per share:
 Basic income (loss) per share                                        $  0.01    $ (0.10)   $ (0.07)   $ (0.05)
                                                                   ===========================================
 Diluted income (loss) per share                                      $  0.01    $ (0.10)   $ (0.07)   $ (0.05)
                                                                   ===========================================

Weighted average shares outstanding:
 Basic                                                                 15,926     15,991     16,062     15,983
                                                                   ===========================================
 Diluted                                                               18,624     15,991     16,062     15,983
                                                                   ===========================================

Net income (loss) per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income (loss) per share reported for the year.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

There has been no occurrence requiring a response to this Item.

                                   PART III

Items 10, 11, 12 and 13 will be furnished by amendment hereto on or prior to April 28, 2000 or the Company will otherwise have filed a definitive proxy statement involving election of directors pursuant to Regulation 14A which will contain such information

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)
     1. Financial Statements. The following consolidated financial statements, together with the applicable report of independent public accountants, have been filed as Item 8 in Part II of this Report:

     Report of Independent Public Accountants

     Consolidated Balance Sheets at December 31, 1999, 1998 and 1997

     Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997.

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997.

     Notes to Consolidated Financial Statements

     2. Financial Statement Schedules. No schedules are included with this Report, as they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

     3.   Exhibits.

     The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (referred to herein as "2/97 S-1"), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (referred to herein as "6/97 S-1"), (iii) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-41291 (referred to herein as "1997 S-8"), (iv) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-62157 (referred to herein as "1998 S-8"), (v) a Registration Statement on
Form S-8 for the Registrant, Registration No. 333-62151 (referred to herein as "ESPP S-8") and (vi) the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-22065 (referred to herein as "1998 10-K"). Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

Exhibit
Number         Description of Exhibit
---------------------------------------------------------------------------

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

*4.1           Specimen Certificate of Common Stock (2/97 S-1)

*10.1          Form of License, Support and Equipment Purchase Agreement (2/97
               S-1)

*10.2          Employee Stock Purchase Plan (ESPP S-8, Exhibit 10.1)

*10.3          Amended and Restated 1995 Stock Option Plan (2/97 S-1)

*10.3.         Amendment No. 1 to Amended and Restated 1995 Stock Option Plan
               (1997 S-8)

*10.3.2        Amendment No. 2 to Amended and Restated 1995 Stock Option Plan
               (1998 S-8)

*10.4 Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.4.1 Amendment No. 1 to Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.4.2 Amendment No. 2 to Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.5 Lease Agreement dated November 12, 1997 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road) (1998 10-K)

*10.5.1 Amendment No. 1 to Lease Agreement dated November 12, 1997 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road) (1998 10-K)

*10.10 Software License, Support and Equipment Purchase Agreement dated May 27, 1994, as amended, by and between the Registrant and Emro Marketing Company (2/97 S-1)

*10.13         Non-Management Directors' Stock Option Plan (6/97 S-1)

*21.1          Subsidiaries of the Registrant (1998 10-K)

23.1           Consent of Arthur Andersen LLP

27.1           Financial Data Schedule (for SEC use only)

                                  SIGNATURES

In accordance with the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Alpharetta, State of Georgia on March 30, 2000.


                                    RADIANT SYSTEMS, INC.

                                    /s/ Erez Goren
                                    ---------------------------
                                    By:  Erez Goren
                                    Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                                             Title                                      Date
-------------------------------------------------------------------------------------------------------------

/s/ Erez Goren                            Co-Chairman of the Board and                      March 30, 2000
----------------------------------        Chief Executive Officer
Erez Goren                                (principal executive officer)

/s/ Alon Goren                            Co-Chairman of the Board and                      March 30, 2000
----------------------------------        Chief Technology Officer
Alon Goren

/s/ John H. Heyman                        Executive Vice President,                         March 30, 2000
----------------------------------        Chief Financial Officer and
John H. Heyman                            Director (principal financial officer)

/s/ Paul J. Ilse                          Vice President, Finance                           March 30, 2000
----------------------------------        (principal accounting officer)
Paul J. Ilse

/s/ James S. Balloun                      Director                                          March 30, 2000
----------------------------------
James S. Balloun

/s/ Evan O. Grossman                      Director                                          March 30, 2000
----------------------------------
Evan O. Grossman

                                 EXHIBIT INDEX

Exhibit
Number             Description of Exhibit

23.1               Consent of Arthur Andersen LLP

27.1               Financial Data Schedule (for SEC use only)