Form 10-K/A
period 1999-12-31
RADIANT SYSTEMS INC
filed 2000-04-28
CIK 845818

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________

                                   FORM 10-K/A
                             _____________________

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

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (16,734,281 shares) on April 26, 2000 was approximately $487,469,606 based on the closing price of the registrant's common stock as reported on The NASDAQ Stock Market on that date. For the purposes of this response, officers, directors and holders of 10% or more of the registrant's common stock are considered to be affiliates of the registrant at that date.

The number of shares outstanding of the registrant's Common Stock, as of April 26, 2000: 27,358,686 shares of no par value Common Stock (which number reflects the registrant's three-for-two stock split effected on April 3, 2000).

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

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

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company are as follows:


     Name                     Age        Position Held
     ----                     ---        -------------

     Erez Goren               36         Co-Chairman of the Board and Chief
                                         Executive Officer

     Alon Goren               35         Co-Chairman of the Board and Chief
                                         Technology Officer

     John H. Heyman           39         Executive Vice President and Chief
                                         Financial Officer;  Director; President -
                                         Radiant Ventures

     Andrew S. Heyman         36         Executive Vice President; President -
                                         Radiant Systems Division

     Carlyle M. Taylor        46         Executive Vice President; President -
                                         Radiant Computer Products Division

     James S. Balloun         61         Director

     Evan O. Grossman         35         Director

    Executive officers are appointed by the Board of Directors of the Company and hold office at the pleasure of the Board. Executive officers devote their full time to the affairs of the Company.

    Erez Goren, age 36, has served as Co-Chairman of the Board and Chief Executive Officer of the Company since its inception in 1985 and as its President from 1985 to October 1996. Mr. Goren attended State University of New York at Stony Brook prior to devoting his full time and energy to the Company. He is the brother of Alon Goren.

    Alon Goren, age 35, has served as Co-Chairman of the Board and Chief Technology Officer of the Company since its inception in 1985. Mr. Goren has a B.S. in Computer Systems Engineering from Rensselaer Polytechnic Institute. He is the brother of Erez Goren.

    John H. Heyman, age 38, has served as Executive Vice President and Chief Financial Officer of the Company since September 1995 and as a director of the Company since June 1996. Mr. Heyman also serves as President - Radiant Ventures. Mr. Heyman served as Vice President and Chief Financial Officer of Phoenix Communications, Inc., a commercial printer, from March 1991 to August 1995. From 1989 to 1991, Mr. Heyman served as Vice President, Acquisitions of Forsch Corporation, a diversified manufacturing company. From 1983 to 1987, Mr. Heyman served in a variety of capacities with Arthur Andersen LLP, where he worked primarily with middle market companies and technology firms. Mr. Heyman has an M.B.A. from Harvard Business School and a B.B.A. degree in Accounting from the University of Georgia. He is the brother of Andrew S. Heyman, the Company's Executive Vice President and President - Radiant Systems Division.

    Andrew S. Heyman, age 36, has served as Executive Vice President of the Company since April 1998 and as Vice President - Convenience Store Division and Managing Director of the Radiant Solutions Group of the Company from January 1996 to April 1998. Mr. Heyman served as a senior manager with Andersen Consulting from 1987 to December 1995. He holds a M.S. degree in Computer Information Systems from Georgia State University and a B.B.A. in Finance from the University of Georgia. He is the brother of John H. Heyman.

    Carlyle M. Taylor, age 46, has served as Executive Vice President of the Company since April 1998 and as Vice President - Integration and Support of the Company from September 1995 to April 1998. Mr. Taylor served in various capacities with NCR Corporation (formerly AT&T Global Information Solutions) in the retail information systems area from 1978 to September 1995, including most recently as Assistant Vice President of the scanner business unit. Mr. Taylor received a B.S. degree in Mathematics from North Carolina Wesleyan College.

    James S. Balloun, age 61, has served as Chairman of the Board and Chief Executive Officer of National Service Industries, Inc., a diversified service and manufacturing company, since February 1996, and as its President since October 1996. He was previously affiliated with the management consulting firm of McKinsey & Company, Inc., which he served as a Director from June 1976 until January 1996. Mr. Balloun has been a director of the Company since April 1997. Mr. Balloun is a director of Georgia Pacific Corporation and Wachovia Corporation.

    Evan O. Grossman, age 35, has served as Senior Vice President of Hook
Media, Inc., an interactive media consulting firm since March 1999. From November 1997 to March 1999, Mr. Grossman served as President of Willow Associates, a strategic consulting and research firm. Mr. Grossman served as President and Chief Operating Officer of Share Group, Inc., a teleservices company, from August 1993 to November 1997. Mr. Grossman was previously affiliated with the management consulting firm of McKinsey & Company, Inc. from October 1990 to July 1993. Mr. Grossman has been a director of the Company since May 1997.

Item 11. Executive Compensation.

    The following table presents certain information for the fiscal years ended December 31, 1999, 1998 and 1997 concerning compensation earned for services rendered in all capacities by the Company's Chief Executive Officer and the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the year ended December 31, 1999 (the "Named Executive Officers").

                           Summary Compensation Table

                                                                                                        Long Term
                                                                                                       Compensation
                                                                                                         Awards
                                                                                                      -------------
                                                                                                       Securities
                                                                          Annual Compensation          Underlying
                 Name and                                          -------------------------------
            Principal Position                      Year             Salary($)          Bonus($)         Options
------------------------------------------        --------         ------------        -----------    -------------
Erez Goren................................           1999              $119,884            $75,000                -
 Co-Chairman and Chief Executive Officer             1998                90,000                  -                -
                                                     1997                92,769                  -                -

Alon Goren................................           1999              $119,900            $75,000                -
 Co-Chairman and Chief Technology Officer            1998                90,000                  -                -
                                                     1997                92,769                  -                -

John H. Heyman............................           1999              $122,525            $75,000           97,499
 Executive Vice President and Chief                  1998                99,950                  -                -
 Financial Officer                                   1997               103,026             50,000                -


Andrew S. Heyman..........................           1999              $122,538            $75,000          185,999
 Executive Vice President                            1998               100,000             13,990           54,000
                                                     1997                81,462             35,559           15,000

Carlyle M. Taylor.........................           1999              $124,871            $75,000           97,498
 Executive Vice President                            1998               100,000              8,000                -
                                                     1997                82,462             28,000                -

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

Compensation Committee Interlocks and Insider Participation

    The Compensation Committee of the Board of Directors is currently comprised of Erez Goren, James S. Balloun and Evan O. Grossman. With the exception of Erez Goren, who serves as Co-Chairman of the Board and Chief Executive Officer of the Company, none of the members of the Compensation Committee served as an officer or employee of the Company or any of its subsidiaries during fiscal 1999. There were no material transactions between the Company and any of the members of the Compensation Committee during fiscal 1999.

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

401(k) Profit Sharing Plan

    The Company maintains a 401(k) Profit Sharing Plan (the "401(k) Plan") which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). In general, all employees of the Company who have completed six months of service and have attained age 21 are eligible to participate. The 401(k) Plan includes a salary deferral arrangement pursuant to which participants may contribute, subject to certain Code limitations, a minimum of 1.0% and a maximum of 15.0% of their salary on a pre-tax basis (up to $9,500 per year). Subject to certain Code limitations, the Company may make both matching and additional contributions at the discretion of the Board of Directors of the Company each year. To date, no contributions have been made by the Company to the 401(k) Plan. A separate account is maintained for each participant in the 401(k) Plan. The portion of a participant's account attributable to his or her own contributions is 100% vested. Distributions from the 401(k) Plan may be made in the form of a lump-sum cash payment or in installment payments.

Stock Option Plans

    1995 Stock Option Plan. On December 20, 1995, the Company's directors and shareholders adopted the 1995 Stock Option Plan (the "Plan") for employees who are contributing significantly to the business of the Company or its subsidiaries as determined by the Company's Board of Directors or the committee administering the Plan. The Plan currently provides for the grant of incentive and non-qualified stock options to purchase up to 9,000,000 shares of Common Stock at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plan. In April 2000, the Plan was amended by the Board of Directors, subject to shareholder approval at the Company's annual meeting of shareholders, to increase the shares reserved for issuance under the Plan to 13,000,000 shares.

    The option exercise price of incentive stock options must be at least 100% (110% in the case of a holder of 10% or more of the Common Stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Incentive stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. Options granted under the Plan typically vest over a period of four to five years. As of April 27, 2000, options to purchase 4,467,742 shares of Common Stock were outstanding pursuant to the Plan. In addition, non-qualified options to purchase 82,500 shares of Common Stock have been granted by the Company outside of the Plan and remain outstanding.

    Directors Plan. The Company's directors and shareholders have adopted the Non-Management Directors' Stock Option Plan (the "Directors Plan"). The purpose of the Directors Plan is to secure for the Company the benefits of the additional incentive inherent in the ownership of Common Stock by non-employee directors of the Company and to help the Company secure and retain the services of such non-employee directors. The Directors Plan is intended to be a self-governing formula plan. To this end, the Directors Plan requires minimal discretionary action by any administrative body with regard to any transaction under the Directors Plan. Eligible persons under the Directors Plan are directors of the Company who are not employees of the Company or any affiliate of the Company ("Outside Directors"). A maximum of 150,000 shares of Common Stock has been reserved by the Company for issuance pursuant to options under the Directors Plan, which number is subject to adjustment in certain circumstances in order to prevent dilution or enlargement. Each Outside Director is granted an option to purchase 15,000 shares of Common Stock upon joining the Board of Directors of the Company. Thereafter, each person who is an Outside Director as of the last business day of each fiscal year during the term of the Directors Plan shall receive an option to purchase 5,000 shares of Common Stock as of such date.

    The following table provides certain information concerning individual grants of stock options under the Company's 1995 Stock Option Plan made during the year ended December 31, 1999 to the Named Executive Officers:


                                                 Option Grants in Last Fiscal Year
                          ------------------------------------------------------------------------
                                                        Individual Grants
                          ------------------------------------------------------------------------
                                                                                                      Potential Realizable Value at
                                           % of Total                                                 Assumed Annual Rates of Stock
                         Options         Options Granted          Exercise or                         Price Appreciation for Option
                         Granted         to Employees in         Base Price ($          Expiration              Term/(1)/
                                                                                                     -----------------------------
        Name               (#)             Fiscal Year            Per Share)               Date           5%             10%
---------------------  -----------      ------------------     -----------------     --------------- -------------   -------------
Erez Goren                    -                    -                    -                   -                   -              -

Alon Goren                    -                    -                    -                   -                   -              -

John H. Heyman           97,499                  4.5%                  (2)                 (2)         $1,029,266     $2,608,362

Andrew S. Heyman        185,999                  8.6%                  (3)                 (3)         $1,283,838     $3,253,499

Carlyle M. Taylor        97,498                  4.5%                  (4)                 (4)         $1,033,365     $2,618,750

____________________

/(1)/ The dollar amounts under these columns represent the potential realizable value of each grant of option assuming that the market price of the Company's Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock.

/(2)/ Options for 15,000 shares at an exercise price of $7.29 per share and expiring on April 15, 2009 vest in increments of 3,750 shares per year, commencing on April 15, 2000 and on each April 15th thereafter until fully vested. Options for 22,500 shares at an exercise price of $7.00 per share and expiring on June 15, 2009 vest as to 3,236 shares on June 15, 2000, 8,014 shares on June 15, 2001, and 5,625 shares on each of June 15, 2002 and 2003. Options for 3,637 shares at an exercise price of $22.83 per share and expiring on December 15, 2009 vest as to 725 shares on December 15, 2001 and 1,456 shares on each of December 15, 2002 and 2003. Options for 56,362 shares at an exercise price of $22.83 per share and expiring on December 15, 2009 vest as to 15,000 shares on December 15, 2000, 14,276 shares on December 15, 2001 and 13,543 shares on each of December 15, 2002 and 2003.

/(3)/ Options for 9,331 shares at an exercise price of $4.50 per share and expiring on January 15, 2009 vest as to 3,693 shares on January 15, 2002 and 5,638 shares on January 15, 2003. Options for 79,168 shares at an exercise price of $4.50 per share and expiring on January 15, 2009 vest as to 22,125 shares on each of January 15, 2000 and 2001, 18,432 shares on January 15, 2002 and 16,486 shares on January 15, 2003. Options for 37,500 shares at an exercise price of $7.29 per share and expiring on April 15, 2009 vest in increments of 9,375 shares on each of April 15, 2000, 2001, 2002 and 2003. Options for 60,000 shares at an exercise price of $22.83 per share and expiring on December 15, 2009 vest in increments of 15,000 shares on each of December 15, 2000, 2001, 2002 and 2003.

/(4)/ Options for 32,695 shares at an exercise price of $7.29 per share and expiring on April 15, 2009 vest as to 4,571 shares on April 15, 2000, 9,375 shares on each of April 15, 2001 and 2002 and 9,374 shares on April 15, 2003. Options for 4,804 shares at an exercise price of $7.29 per share and expiring on April 15, 2009 vest on April 15, 2000. Options for 4,153 shares at an exercise price of $22.83 per share and expiring on December 15, 2009 vest as to 1,385 shares on December 15, 2001 and 1,384 shares on each of December 15, 2002 and 2003. Options for

     55,846 shares at an exercise price of $22.83 per share and expiring on December 15, 2009 vest as to 15,000 shares on December 15, 2000, 13,616 shares on December 15, 2001 and 13,615 shares on each of December 15, 2002 and 2003.

     The following table provides certain information concerning options exercised during the year ended December 31, 1999 and the value of unexercised options held by the Named Executive Officers as of December 31, 1999.

                                                                                                        Value of Unexercised In-the-
                                           Shares                         Number of Unexercised           Money Options at Fiscal
                                         Acquired on       Value          Options at Fiscal Year End            Year End/(1)/
                                                                         -----------------------------  ---------------------------
Name                                     Exercise (#)     Realized ($)    Exercisable    Unexercisable   Exercisable  Unexercisable
----                                     ------------     ------------   ------------    -------------  ------------  -------------
Erez Goren..........................            -                 -                -               -               -            -

Alan Goren..........................            -                 -                -               -               -            -

John H. Heyman......................      322,500         1,277,100            3,750          93,749          73,125      902,247

Andrew S. Heyman....................       35,625           139,294           31,500         242,270         675,979    4,318,062

Carlyle M. Taylor...................      100,000           366,000            9,375          88,123         182,813      786,014

(1) Dollar values were calculated by determining the difference between the closing price of $26.79 per share of Common Stock, as reported by The Nasdaq Stock Market on December 31, 1999, and the exercise price of the options.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of May 1, 2000 by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock; (ii) each director of the Company; (iii) each Named Executive Officer (as defined herein); and (iv) all directors and executive officers of the Company as a group. All share numbers provided below reflect the Company's three-for-two stock split which was effected on April 3, 2000.

                                                                Shares
Name of                                                      Beneficially              Percent
Beneficial Owner                                               Owned /(1)/             of Class
----------------                                             -------------             --------
Erez Goren/(2)/...................................           4,882,500                  17.8%
Alon Goren/(2)/...................................           4,822,500                  17.8
John H. Heyman....................................             468,645/(3)/              1.7
Andrew S. Heyman..................................             103,102/(4)/                *
Carlyle M. Taylor.................................             113,548/(5)/                *
James S. Balloun..................................              67,500/(6)/                *
Evan O. Grossman..................................              18,750/(7)/                *
Warburg Pincus Asset Management, Inc..............           2,750,250/(8)/             10.1
Massachusetts Financial Services Company..........           1,359,859/(9)/              5.0
First Union Corporation...........................             486,660/(10)/             1.8
All directors and executive officers
  as a group (7 persons)..........................          10,536,545/(11)/            38.4

_______________________

*     Less than 1% of outstanding shares.

/(1)/ "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within 60 days of May 1, 2000. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Pursuant to the Rules of the Securities and Exchange Commission, certain shares of the Company's Common Stock that a beneficial owner has the right to acquire within 60 days pursuant to the exercise of stock options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

/(2)/ The business address of Erez Goren and Alon Goren is 3925 Brookside
      Parkway, Alpharetta, Georgia 30022.

/(3)/ Includes 6,985 shares of Common Stock subject to stock options that are currently exercisable.

/(4)/ Includes 31,500 shares of Common Stock subject to stock options that are currently exercisable.

/(5)/ Includes 9,375 shares of Common Stock subject to stock options that are currently exercisable.

/(6)/ Includes 30,000 shares of Common Stock subject to stock options that are currently exercisable.

/(7)/ Includes 10,000 shares of Common Stock subject to stock options that are currently exercisable.

/(8)/ Based on a Schedule 13G/A filed with the Commission on July 7, 1999 by Warburg Pincus Asset Management, Inc. ("Warburg Pincus"). Includes (i) 1,490,850 shares with respect to which Warburg Pincus has the sole power to vote, (ii) 1,214,400 shares with respect to which Warburg Pincus has shared power to vote, and (iii) 2,750,250 shares with respect to which Warburg Pincus has sole power to dispose. The Company makes no representation as to the accuracy or completeness of the information reported. The address of Warburg Pincus is 466 Lexington Avenue, New York, New York 10017.

/(9)/ Based upon a Schedule 13G filed with the Commission on February 11, 2000 by Massachusetts Financial Services Company ("MFS"). Includes 1,359,859 shares with respect to which MFS has the sole power to vote or dispose. The Company makes no representation as to the accuracy or completeness of the information reported. The address of MFS is 500 Boylston Street, Boston, Massachusetts 02116.

/(10)/ Based on a Schedule 13G/A filed with the Commission on February 15, 2000 by First Union Corporation ("First Union"). Includes (i) 485,550 shares with respect to which First Union has the sole power to vote and (ii) 486,660 shares with respect to which First Union has sole power to dispose. The Company makes no representation as to the accuracy or completeness of the information reported. The address of First Union is One First Union Center, 301 South College Street, Charlotte, North Carolina 28288-0137.

/(11)/ Includes 87,860 shares of Common Stock subject to stock options that are currently exercisable.

Item 13.  Certain Transactions.

     In September 1998, the Company loaned $33,000 to Andrew S. Heyman, the Company's Executive Vice President - Global Solutions. An additional $148,750 was loaned to Mr. Heyman during the first quarter of 1999. As of April 15, 1999, an aggregate of $181,750 was owed by Mr. Heyman to the Company, which amount represents the largest aggregate amount of indebtedness outstanding since the beginning of 1998. These loans bear interest at an annual rate of 5 1/2% and are payable in certain specified increments beginning September 2001 with final payment due April 2002. These loans were made to Mr. Heyman to fund certain of his personal expenses.

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

     3.   Exhibits.

     The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (referred to herein as "2/97 S-1"), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (referred to herein as "6/97 S-1"), (iii) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-41291 (referred to herein as "1997 S-8"), (iv) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-62157 (referred to herein as "1998 S-8"), (v) a Registration Statement on
Form S-8 for the Registrant, Registration No. 333-62151 (referred to herein as "ESPP S-8"), (vi) the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-22065 (referred to herein as "1998 10-K") and (vii) the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-22065 (referred to herein as "1999 10-K"). Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

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

*21.1          Subsidiaries of the Registrant (1998 10-K)

*23.1          Consent of Arthur Andersen LLP (1999 10-K)

*27.1          Financial Data Schedule (for SEC use only) (1999 10-K)

PAGE>

                                  SIGNATURES

In accordance with the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Alpharetta, State of Georgia on April 27, 2000.


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


Signature                                             Title                                      Date
-------------------------------------------------------------------------------------------------------------

/s/ Erez Goren                            Co-Chairman of the Board and                      April 27, 2000
----------------------------------        Chief Executive Officer
Erez Goren                                (principal executive officer)

/s/ Alon Goren                            Co-Chairman of the Board and                      April 27, 2000
----------------------------------        Chief Technology Officer
Alon Goren

/s/ John H. Heyman                        Executive Vice President,                         April 27, 2000
----------------------------------        Chief Financial Officer and
John H. Heyman                            Director (principal financial officer)

/s/ Paul J. Ilse                          Vice President, Finance                           April 27, 2000
----------------------------------        (principal accounting officer)
Paul J. Ilse

/s/ James S. Balloun                      Director                                          April 27, 2000
----------------------------------
James S. Balloun

/s/ Evan O. Grossman                      Director                                          April 27, 2000
----------------------------------
Evan O. Grossman