Form 10-Q
period 2000-03-31
RADIANT SYSTEMS INC
filed 2000-05-15
CIK 845818

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                          Commission File Number:
      March 31, 2000                                        0-22065

                             RADIANT SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Georgia                                         11-2749765
-------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer Identification No.)
              or organization)

3925 Brookside Parkway, Alpharetta, Georgia                          30022
-------------------------------------------------------------------------------------------
 (Address of principal executive offices)                          (Zip Code)


Issuer's telephone number, including area code:                  (770) 576-6000


-------------------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes      X             No______________
                        ------------


The number of the registrant's shares outstanding as of May 10, 2000 was 27,364,073.

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS



PART I:          FINANCIAL INFORMATION                                                PAGE NO.
  Item 1:        Financial Statements

                 Condensed Consolidated Balance Sheets as of March 31, 2000 and             3
                 December 31, 1999

                 Condensed Consolidated Statements of Operations for the Three              4
                 Months Ended March 31, 2000 and 1999

                 Condensed Consolidated Statements of Cash Flows for the Three              5
                 Months Ended March 31, 2000 and 1999

                 Notes to Condensed Consolidated Financial Statements                     6-8

  Item 2:        Management's Discussion and Analysis of Financial Condition and         9-13
                 Results of Operations

  Item 3:        Quantitative and Qualitative Disclosures About Market Risks               13

PART II:         OTHER INFORMATION

  Item 6:        Exhibits and Reports on Form 8-K                                          14

  Signature                                                                                14

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                         March 31,            December 31,
                                                                           2000                  1999
                                                                      ---------------      -----------------
                                                                        (unaudited)
                                     ASSETS

Current assets

 Cash and cash equivalents                                            $       57,595       $         53,435
 Accounts receivable, net                                                     20,239                 17,929
 Inventories                                                                  12,977                 13,141
 Other short-term assets                                                       3,696                  3,256
                                                                      --------------       ----------------
       Total current assets                                                   94,507                 87,761
Property and equipment, net                                                   10,904                  7,857
Software development costs, net                                                5,921                  5,394
Other long-term assets                                                         6,529                 10,987
                                                                      --------------       ----------------
                                                                      $      117,861       $        111,999
                                                                      ==============       ================

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable and accrued liabilities                             $       10,702       $         14,466
 Client deposits and unearned revenue                                          5,753                  7,243
 Current portion of long-term debt                                                 1                    105
                                                                      --------------       ----------------
       Total current liabilities                                              16,456                 21,814

Long-term debt, less current portion                                              --                  4,250
                                                                      --------------       ----------------
       Total liabilities                                                      16,456                 26,064

Shareholders' equity
 Common stock, no par value; 30,000,000 shares authorized;
  17,532,832 and 16,983,925 shares issued and outstanding                          0                      0
 Additional paid-in capital                                                  112,210                100,872
 Accumulated deficit                                                         (10,805)               (14,937)
                                                                      --------------       ----------------
       Total shareholders' equity                                            101,405                 85,935
                                                                      --------------       ----------------
                                                                      $      117,861       $        111,999
                                                                      ==============       ================

  The accompanying notes are an integral part of these condensed consolidated financial statements

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                   Unaudited

                                                                        For the three months ended
                                                                                 March 31,
                                                                         2000                1999
                                                                     ------------        ------------
Revenues:
 System sales                                                        $     21,130        $     17,235
 Client support, maintenance and other services                            11,286               7,039
                                                                     ------------        ------------
  Total revenues                                                           32,416              24,274

Cost of revenues:
 System sales                                                               9,989               8,484
 Client support, maintenance and other services                             8,712               5,886
                                                                     ------------        ------------
  Total cost of revenues                                                   18,701              14,370
                                                                     ------------        ------------
Gross profit                                                               13,715               9,904

Operating Expenses:
 Product development                                                        2,191               2,575
 Sales and marketing                                                        2,901               2,927
 Depreciation and amortization                                              1,605               1,379
 General and administrative                                                 3,379               3,159
                                                                     ------------        ------------
Income (loss) from operations                                               3,639                (136)

Interest income, net                                                          707                 343
                                                                     ------------        ------------
Income before income tax and extraordinary item                             4,346                 207

Income tax provision                                                        1,734                  83
                                                                     ------------        ------------
Income before extraordinary item                                            2,612                 124

Extraordinary item:
Gain on early extinguishment of debt, net of taxes                          1,520                   -
                                                                     ------------        ------------
Net income                                                           $      4,132        $        124
                                                                     ============        ============


Basic income per share:
 Income before extraordinary item                                    $       0.15        $       0.01
 Extraordinary income on early extinguishment of debt                        0.08                   -
                                                                     ------------        ------------
  Total basic income per share                                       $       0.23        $       0.01
                                                                     ============        ============


Diluted income per share:
 Income before extraordinary item                                    $       0.13        $       0.01
 Extraordinary income on early extinguishment of debt                        0.08                   -
                                                                     ------------        ------------
  Total diluted income per share                                     $       0.21        $       0.01
                                                                     ============        ============


Weighted average shares outstanding:
 Basic                                                                     17,625              16,078
                                                                     ============        ============
 Diluted                                                                   19,807              17,491
                                                                     ============        ============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                   Unaudited


                                                                                    For the three months ended
                                                                                             March 31,
                                                                                     2000                1999
                                                                                 ------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                      $      4,132       $         124
 Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
 Gain on early extinguishment of debt                                                  (1,518)                 --
 Amortization of deferred compensation                                                     13                  25
 Depreciation and amortization                                                          2,075               1,557
 Imputed interest on shareholder note                                                      57                  57
 Changes in assets and liabilities:
  Accounts receivable                                                                  (2,310)               (758)
  Inventories                                                                             164                 994
  Other assets                                                                          1,083                 382
  Accounts payable and accrued liabilities                                             (3,736)              2,231
  Client deposits and deferred revenue                                                 (1,491)              1,793
                                                                                 ------------       -------------
     Net cash (used in) provided by operating activities                               (1,531)              6,405

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                   (4,333)               (728)
 Capitalized software development costs                                                  (997)               (854)
                                                                                 ------------       -------------
     Net cash used in investing activities                                             (5,330)             (1,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of employee stock options                                                     1,325               1,340
 Repurchase of common stock                                                                --                (514)
 Issuance of common stock                                                              10,000                  --
 Principal payments under capital lease obligations                                        --                 (12)
 Principal payments under long-term debt                                                 (304)                 (4)
                                                                                 ------------       -------------
     Net cash provided by financing activities                                         11,021                 810
                                                                                 ------------       -------------

 Increase in cash and cash equivalents                                                  4,160               5,633

 Cash and cash equivalents at beginning of year                                        53,435              25,536
                                                                                 ------------       -------------
 Cash and cash equivalents at end of period                                      $     57,595       $      31,169
                                                                                 ============       =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                                       $         --       $           3
                                                                                 ------------       -------------
  Income taxes                                                                   $         30       $          --
                                                                                 ============       =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Radiant Systems, Inc. (the "Company") management, these condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary for fair presentation of the consolidated financial condition and results of operations for these periods. The interim results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements as filed in its Annual Report on Form 10-K for the year ended December 31, 1999.


2.    Net Income Per Share

Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (in thousands):

                                                             For the three months ended
                                                                     March 31,
                                                             ---------------------------

                                                                2000             1999
                                                             ----------      -----------
      Average common shares outstanding                          17,625           16,078

      Dilutive effect of outstanding stock options                2,182            1,413
                                                             ----------      -----------

      Average common shares outstanding assuming dilution        19,807           17,491
                                                             ==========      ===========

For the quarter ended March 31, 2000 and 1999, options with an antidilutive impact of approximately 20,000 and 83,000 shares of common stock were excluded from the above reconciliation.

3.    Segment Reporting Data

Prior to January 1, 2000 the Company operated through two primary reportable segments (i) Global Solutions and (ii) Regional Solutions. Effective January 1, 2000, the Company restructured its business units and as a result, currently operates under one segment, providing enterprise technology solutions to
businesses that serve the consumer.   To date, the Company's product
applications have been focused on the convenience store, food service, entertainment and convenient automotive service center markets, as these markets require many of the same product features and functionality. Revenues from these markets for the first quarter ended March 31, 2000 and 1999 are as follows (in thousands):

                                                   2000              1999
                                               ------------       -----------
     Convenience store                         $  16,079          $   12,077
     Entertainment and cinema                      7,900               5,457
     Food service                                  7,860               6,250
     Automotive service centers                      577                 490
                                               ---------          ----------

     Total revenues                            $  32,416          $   24,274
                                               =========          ==========


The Company distributes it's technology both within the United States and internationally, however, to date, international sales have not been material.

4.    Significant Events

On March 1, 2000, the Company and Microsoft Corporation jointly announced, subject to execution of a definitive agreement, that both companies have joined forces to develop and market an integrated Web-enabled management system and supply chain solution to enable retailers to conduct business to business e-commerce over the Internet. In addition, Microsoft agreed to make an equity investment in the Company and committed to support the Company's solution through joint marketing programs, funding for product development, consulting services, developer support, and distribution via the Microsft(R) bCentral(TM) small-business portal. Further, Microsoft and the Company have created an open structure that allows for other strategic and equity participants.

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

On March 30, 2000 the Company and the former sole shareholder of RapidFire reached an agreement whereby the Company paid to the former shareholder $200,000 and forgave a $1.5 million note receivable, and in return, was relieved in full of its indebtedness to the shareholder. This indebtedness consisted of a noninterest-bearing note with a lump-sum payment of $6.0 million due October 31, 2005 ($4.3 million at December 31, 1999) and was issued October 31, 1997 as part of the Company's acquisition of RapidFire. As a result of this early extinguishment of debt, the Company recorded an extraordinary gain of approximately $1.5 million, net of tax, during the first quarter ended March 31, 2000.

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

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 does not change existing accounting literature on revenue recognition, but rather explains the SEC staff's general framework for revenue recognition. SAB No. 101 states that changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle and must be recorded in the second quarter of 2000. The Company is currently reviewing its revenue recognition policy but does not expect the adoption of SAB No. 101 to have a material impact on the Company results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Overview

Radiant Systems, Inc. (the "Company" or "Radiant") provides enterprise-wide technology solutions to businesses that serve the consumer. The Company offers fully integrated retail automation solutions including point of sale systems, consumer-activated ordering systems, back office management systems, headquarters-based management systems and Web-enabled decision support systems. The Company's products provide integrated, end-to-end solutions that span from the consumer to the supply chain. The Company's products enable retailers to interact electronically with consumers, capture data at the point of sale, manage site operations, analyze data, communicate electronically with their sites, and interact with vendors through electronic data interchange and Web-based marketplaces. The Company also develops and markets a variety of intelligent, Windows CE based devices that are specific to the retail industry. In addition, the Company offers professional services focusing on technical implementation, process improvement and change management as well as hardware maintenance services and 24-hour help desk support.

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

In 1999, the Company began developing its new generation of management systems products-- WAVE. This product architecture is designed to combine and expand the functionality of its Site Management Systems and Headquarter-Based Management Systems. The Company's architecture and platforms for these products are entirely web-based, which the Company believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retailers. Additionally, the Company has extended its WAVE technology to include web-enabled, centrally hosted management software and integrated purchasing software built around industry-specific marketplaces. Management believes that these products will strengthen its product offerings by providing integrated, end-to-end solutions that span from the consumer to the supply chain.

The Company intends to offer its WAVE software through the application service provider, or "ASP", delivery model. In the ASP delivery model, the Company would remotely host applications from an offsite central server that users can access over dedicated lines, virtual private networks or the Internet. Additionally, the Company plans to offer the product through installations
directly in client locations as "client-hosted" systems.   The Company also
intends to offer Internet solutions that will allow its clients to utilize the Internet to enhance site management and conduct business-to-business e-commerce. The Company is continuing to develop its WAVE solution and to establish strategic relationships to facilitate these product offerings.

In connection with its strategy to develop ASP-delivered products, the Company announced in April 2000 that it plans to begin converting certain new and existing products to a subscription-based pricing model. Under this subscription-pricing model, clients will pay a fixed, monthly fee for use of the Company's site and headquarters solutions and the computer hardware necessary to utilize those applications and solutions. This represents a change in the Company historical pricing model in which clients were charged an initial licensing fee for use of the Company's products and continuing maintenance and support over the license period. The Company intends to begin offering its products and services on the subscription-pricing model in the second quarter of 2000. The Company will initially continue to derive a majority of its revenue from its traditional sales model of one-time software license revenues, hardware sales and software maintenance and support fees that will be paid by its existing clients. However, as a result of the transition to the subscription-pricing model, the Company expects to see a decline in the one-time revenues from software license fees and hardware sales, replaced over time by monthly subscription fees. In addition, the Company expects revenue from maintenance and support from existing clients to decline and to be replaced by subscription fees as existing clients convert to the subscription-pricing model. The Company expects the percentage of revenue that is recurring in nature to increase substantially as a result of the change to a subscription-pricing model.

This change in the Company's product strategy to develop and offer ASP-delivered and Internet solutions and the transition to a subscription-pricing model involve certain risks and assumptions. There can be no assurance that the Company will successfully implement these changes in its organization, product strategy or pricing model or that the changes will not have a material adverse effect on the Company's business, financial condition or results of operations.

Subsequent to March 31, 2000 the Company effected a 3-for-2 stock split. This split was effective April 1, 2000 and had no effect on the accompanying financial statements.


Results of Operations

Three months ended March 31, 2000 compared to three months ended March 31, 1999

System Sales. The Company derives the majority of its revenues from sales and licensing fees for its headquarters, back office management and point of sale solutions. Systems sales increased 22.6% to $21.1 million for the quarter ended March 31, 2000 (the "first quarter 2000"), compared to $17.2 million for the quarter ended March 31, 1999 (the "first quarter 1999"). The increase related to sales and license fees from new and existing clients.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services, which increased 60.3% to $11.3 million for the first quarter 2000, compared to $7.0 million for the first quarter 1999. The increase was due to increased support, maintenance and other services revenues within its existing markets resulting from increased system sales. Additionally, increased client demand for professional services such as training, custom software development, project management and implementation services contributed to this increase.

Cost of Systems Sales. Cost of systems sales consists primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of system sales increased 17.7% to $10.0 million for the first quarter 2000, compared to $8.5 million for the first quarter 1999. The increase was attributable to the increase in systems sales. Cost of systems sales as a percentage of systems revenues decreased to 47.3% from 49.2%. The decrease was due primarily to increases in software sales as a percentage of total system revenues and increased efficiencies associated with the manufacture of site-based systems. Additionally, amortization of capitalized software development costs increased 61.9% to $470,000 for the first quarter 2000, compared to $179,000 during the first quarter 1999.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of client support, maintenance and other services increased 48.0% to $8.7 million for the first quarter 2000 from $5.9 million for the first quarter 1999. The increase was due primarily to the Company's expansion of its professional service offerings and the related increase in wages associated with this effort. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased to 77.2% from 83.6%, due to increased efficiencies and staff utilization.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses decreased 14.9% to $2.2 million for the first quarter 2000, compared to $2.6 million for the first quarter 1999. The decrease was due primarily to higher capitalization of software costs associated with the Company's development of its WAVE and Lighthouse generation of products. In the first quarter 2000, software development costs of $1.0 million, or 31.3% of its total product development costs were capitalized by the Company as compared to $853,000, or 24.9% of its total product development costs for the first quarter 1999. Product development expenses as a percentage of total revenues decreased to 6.8% from 10.6%, as total revenues increased at a faster pace than associated product development expenses.

Sales and Marketing Expenses. Sales and marketing expenses was virtually unchanged at $2.9 million during both the first quarter 2000 and the first quarter 1999. Sales and marketing expenses as a percentage of total revenues decreased to 8.9% from 12.1% as revenues grew at a faster pace than associated sales and marketing expenses.

Depreciation and Amortization. Depreciation and amortization expenses increased 16.4% to $1.6 million for the first quarter 2000, compared to $1.4 million for the first quarter 1999. The increase resulted from an increase in computer equipment and other assets required to support an increased number of employees. Depreciation and amortization as a percentage of total revenues decreased to 5.0% from 5.7% during the period, as total revenues increased at a pace higher than associated personnel costs.

General and Administrative Expenses. General and administrative expenses increased 7.0% to $3.4 million for the first quarter 2000, compared to $3.2 million for the first quarter 1999. The increase was due primarily to personnel increases needed to support additional revenues. General and administrative expenses as a percentage of total revenues decreased to 10.4% from 13.0% as revenues increased a faster rate than associated personnel and related expenses.

Interest Income, Net. Interest income, net increased 106.1% to $707,000 for the first quarter 2000, compared to $343,000 for the first quarter 1999. The Company's interest income is derived from the investment of its cash and cash
equivalents.   The increase in net interest income resulted primarily as a result of an increase in cash and cash equivalents from an average cash balance of $28.4 million during the first quarter 1999 to an average cash balance of $55.5 million during the first quarter 2000. See--"Liquidity and Capital Resources".

Income Tax Provision.   The Company recorded a tax provision of 40.0% in both
the first quarter 1999 and the first quarter 2000.

Extraordinary Item. On March 30, 2000, the Company and the former sole shareholder of RapidFire reached an agreement whereby the Company paid to the former shareholder $200,000 and forgave a $1.5 million note receivable, and in return, was relieved in full of its indebtedness to the shareholder. This indebtedness consisted of a noninterest-bearing note with a lump-sum payment of $6.0 million due

October 31, 2005 ($4.3 million at December 31, 1999) and was issued October 31, 1997 as part of the Company's acquisition of RapidFire. As a result of this early extinguishment of debt, the Company recorded an extraordinary gain of approximately $1.5 million, net of tax, during the first quarter 2000. No such item was recorded in the first quarter 1999.

Net Income. Net income for the first quarter 2000 was approximately $4.1 million, or $0.21 per diluted share compared to $124,000, or $0.01 per diluted share in the first quarter 1999. Excluding the extraordinary gain described above, net income for the first quarter 2000 was approximately $2.6 million, or $0.15 per diluted share compared to $124,000, or $0.01 per diluted share, in the first quarter 1999.

Liquidity and Capital Resources

As of March 31, 2000, the Company had $57.6 million in cash and cash equivalents and working capital of $78.1 million. As more fully described in Note 4 of the condensed consolidated financial statements, on March 3, 2000 AOL purchased $10.0 million of the Company's stock at a price of $15 per share and may invest an additional $25.0 million in a to be formed subsidiary of the Company at a later date. Additionally, on March 1, 2000, the Company and Microsoft Corporation jointly announced, subject to execution of a definitive agreement, that both companies have joined forces to develop and market an integrated Web-enabled management system and supply chain solution to enable retailers to conduct business-to-business e-commerce over the Internet. In addition to agreeing to make an equity investment in the Company, Microsoft committed to support the Company's technology solution through joint marketing programs, funding for product development, consulting services, developer support, and distribution via the Microsoft(R) bCentral(TM) small-business portal.

Cash used in operating activities in the first quarter 2000 was $1.5 million compared to cash provided by operating activities of $6.4 million during the first quarter 1999. In the first quarter 2000, cash used in operating activities was primarily due to increases in accounts receivables as well as decreased accounts payable and accrued liabilities due to timing of certain vendor payments. Additionally, client deposits and unearned revenues decreased during the first quarter 2000 as the Company delivered products and or services previously paid by clients. In the first quarter 1999, the Company provided cash from operating activities primarily due to decreased accounts receivables and inventories along with increased accounts payable and accrued liabilities due to timing of certain vendor payments. Additionally, client deposits and unearned revenues increased during the first quarter 1999 as the Company received cash in advance of delivering products and/or services.

Cash used in investing activities during the first quarter 2000 was $5.3 million due primarily to the purchases of property and equipment of $4.3 million. This purchase was comprised primarily from the Company's exercise of an option to purchase land adjacent to its Alpharetta, Georgia headquarters for approximately $4.1 million. A portion of this land was then resold to a developer for approximately $800,000 in order to begin construction on a multi-story office building scheduled for occupancy by the Company in early 2001. Additionally, during the first quarter 2000, the Company capitalized software costs of $1.0 million associated primarily with its continued development of its WAVE products. The uses of cash in investing activities for the first quarter 1999 consisted primarily of the purchases of property and equipment for approximately $729,000 and capitalized software costs of $853,000.

Cash of $11.0 million was provided by financing activities during the first quarter 2000 due primarily to cash received from AOL's purchase of $10.0 million of the Company's stock at a price of $15 per share, as more fully described in
Note 4 of the condensed consolidated financial statements, and from the exercise of employee stock options of $1.3 million. Cash of $810,000 was provided by financing activities during the first quarter 1999 due primarily to cash received from the exercise of employee stock options of $1.3 million offset by the Company's purchase of common stock from shareholders for approximately $514,000.


Forward-Looking Statements

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this filing and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy (including the development of its products and services); and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are the Company's reliance on a small number of customers for a larger portion of its revenues, fluctuations in its quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in the Company's Form 10-K filed with the Securities and Exchange Commission, including the "Risk Factors", therein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks
--------------------------------------------------------------------

The Company's financial instruments that are subject to market risks are its cash and cash equivalents. During the first quarter 2000, the weighted average interest rate on its cash balances was approximately 5.88%. A 10.0% decrease in this rate would impact interest income by approximately $71,000.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

 (a) Exhibits.

          The following exhibit is filed with this Report:
               10.1 Securities Purchase Agreement dated as of March 3, 2000 by and between Radiant Systems, Inc. and American Online, Inc.

               10.2 Marketing and Development Agreement dated as of March 3,
                    2000 by and among Radiant Systems, Inc., American Online, Inc. and AOL MovieFone, Inc.**

               27.1 Financial Data Schedule

               ** Confidential treatment has been requested for certain
                  confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with this rule, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

 (b) Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended
             March 31, 2000


                                  Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RADIANT SYSTEMS, INC


Dated:    May 14, 2000            By: /s/ John H. Heyman
       ---------------------          --------------------------------------
                                      John H. Heyman, Executive
                                      Vice President and Chief Financial Officer
                                      (Duly authorized officer and principal
                                      financial officer)

EXHIBIT INDEX


Exhibit Number           Description of Exhibit
--------------           ----------------------

10.1 Securities Purchase Agreement dated as of March 3, 2000 by and between Radiant Systems, Inc. and American Online, Inc.

10.2 Marketing and Development Agreement dated as of March 3, 2000 by and among Radiant Systems, Inc., American Online, Inc. and AOL MovieFone, Inc.**

27.1                     Financial Data Schedule

** Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with this rule, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.