Form 10-Q
period 2000-06-30
RADIANT SYSTEMS INC
filed 2000-08-14
CIK 845818

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                            Commission File Number:
    June 30, 2000                                             0-22065


                             RADIANT SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Georgia                                     11-2749765
--------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


  3925 Brookside Parkway, Alpharetta, Georgia                30022
--------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, including area code:         (770) 576-6000


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


                           Yes       X                   No
                                ------------                -----------


The number of the registrant's shares outstanding as of August 9, 2000 was 27,546,509.

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS



PART I:    FINANCIAL INFORMATION                                                                      PAGE NO.

Item 1:    Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                 3

           Condensed Consolidated Statements of Operations for the Three and Six Months Ended              4
           June 30, 2000 and 1999

           Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended              5
           June 30, 2000 and 1999

           Notes to Condensed Consolidated Financial Statements                                          6-8

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of                   9-14
           Operations

Item 3:    Quantitative and Qualitative Disclosures About Market Risks                                    14

Item 4:    Submission of Matters to a Vote of Security Holders                                            15

PART II:   OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K                                                               16

Signatures:                                                                                               16


                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                         June 30,                   December 31,
                                                                           2000                         1999
                                                                       -----------                  ------------
                                                                       (unaudited)

                                  ASSETS

Current assets
 Cash and cash equivalents                                                    $ 51,333                     $ 53,435
 Accounts receivable, net                                                       19,718                       17,929
 Inventories                                                                    13,585                       13,141
 Other short-term assets                                                         4,019                        3,256
                                                                       ---------------              ---------------
       Total current assets                                                     88,655                       87,761

Property and equipment, net                                                     12,581                        7,857
Software development costs, net                                                  6,706                        5,394
Other long-term assets                                                          12,493                       10,987
                                                                       ---------------              ---------------
                                                                              $120,435                     $111,999
                                                                       ===============              ===============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable and accrued liabilities                                     $ 10,265                     $ 14,466
 Client deposits and unearned revenue                                            6,824                        7,243
 Current portion of long-term debt                                                  --                          105
                                                                       ---------------              ---------------
       Total current liabilities                                                17,089                       21,814

Long-term debt, less current portion                                                --                        4,250
                                                                       ---------------              ---------------
       Total liabilities                                                        17,089                       26,064

Shareholders' equity
 Common stock, no par value; 100,000,000 shares authorized;
  27,509,787 and 25,475,888 shares issued and outstanding                            0                            0
 Additional paid-in capital                                                    113,543                      100,872
 Accumulated deficit                                                           (10,197)                     (14,937)
                                                                       ---------------              ---------------
       Total shareholders' equity                                              103,346                       85,935
                                                                       ---------------              ---------------
                                                                              $120,435                     $111,999
                                                                       ===============              ===============



  The accompanying notes are an integral part of these condensed consolidated financial statements

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                   Unaudited

                                                          For the three months ended       For the six months ended
                                                           June 30,         June 30,        June 30,       June 30,
                                                            2000              1999            2000           1999
                                                          ---------         -------         -------         -------
Revenues:
  System sales                                              $18,956         $21,316         $40,086         $38,551
  Client support, maintenance and other services             11,321           9,264          22,607          16,303
                                                            -------         -------         -------         -------
     Total revenues                                          30,277          30,580          62,693          54,854

Cost of revenues:
  System sales                                                8,596          10,519          18,585          19,003
  Client support, maintenance and other services              9,458           7,234          18,170          13,120
                                                            -------         -------         -------         -------
     Total cost of revenues                                  18,054          17,753          36,755          32,123
                                                            -------         -------         -------         -------

Gross profit                                                 12,223          12,827          25,938          22,731

Operating Expenses:
  Product development                                         2,963           2,945           5,154           5,520
  Sales and marketing                                         3,280           3,159           6,181           6,086
  Depreciation and amortization                               1,802           1,551           3,407           2,930
  General and administrative                                  4,049           3,194           7,428           6,353
                                                            -------         -------         -------         -------

Income from operations                                          129           1,978           3,768           1,842

Interest income, net                                            885             342           1,592             685
                                                            -------         -------         -------         -------

Income before income tax provision and extraordinary          1,014           2,320           5,360           2,527
 item

Income tax provision                                            406             928           2,140           1,011
                                                            -------         -------         -------         -------

Income before extraordinary item                                608           1,392           3,220           1,516

Extraordinary item:
Gain on early extinguishment of debt, net of taxes               --              --           1,520              --
                                                            -------         -------         -------         -------


Net income                                                  $   608         $ 1,392         $ 4,740         $ 1,516
                                                            =======         =======         =======         =======


Basic income per share:
  Income before extraordinary item                          $  0.02         $  0.06         $  0.12         $  0.06
  Extraordinary income on early extinguishment of
   debt                                                          --              --            0.06              --
                                                            -------         -------         -------         -------
    Total basic income per share                            $  0.02         $  0.06         $  0.18         $  0.06
                                                            =======         =======         =======         =======


Diluted income per share:
  Income before extraordinary item                          $  0.02         $  0.05         $  0.11         $  0.06
  Extraordinary income on early extinguishment of debt           --              --            0.05              --
                                                            -------         -------         -------         -------
    Total diluted income per share                          $  0.02         $  0.05         $  0.16         $  0.06
                                                            =======         =======         =======         =======


Weighted average shares outstanding:
    Basic                                                    27,410          24,470          26,975          24,318
                                                            =======         =======         =======         =======
    Diluted                                                  29,803          26,948          29,879          26,702
                                                            =======         =======         =======         =======



        The accompanying notes are an integral part of these condensed consolidated financial statements

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                   Unaudited

                                                                                          For the six months ended
                                                                                                  June 30,
                                                                                        2000                1999
                                                                                      --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                           $  4,740            $  1,516
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Gain on early extinguishment of debt                                                   (1,518)                 --
 Amortization of deferred compensation                                                      26                  51
 Depreciation and amortization                                                           4,299                3359
 Imputed interest on shareholder note                                                       57                 113
 Changes in assets and liabilities:
  Accounts receivable                                                                     (779)             (2,804)
  Inventories                                                                             (444)               (261)
  Other assets                                                                             868                 608
  Accounts payable and accrued liabilities                                              (4,432)              3,380
  Client deposits and deferred revenue                                                  (1,603)              2,665
                                                                                      --------            --------

     Net cash provided by operating activities                                           1,214               8,627

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of TimeCorp, Inc.                                                          (6,000)                 --
 Purchases of property and equipment                                                    (7,424)             (2,645)
 Capitalized software development costs                                                 (2,233)             (1,683)
                                                                                      --------            --------

     Net cash used in investing activities                                             (15,657)             (4,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of employee stock options                                                      1,767               2,528
 Repurchase of common stock                                                                 --                (514)
 Issuance of shareholder loans, net                                                         --                (306)
 Stock issued under employee stock purchase plan                                           878                 507
 Issuance of common stock                                                               10,000                  --
 Principal payments under capital lease obligations                                         --                 (16)
 Principal payments under long-term debt                                                  (304)               (107)
                                                                                      --------            --------

     Net cash provided by financing activities                                          12,341               2,092
                                                                                      --------            --------

 (Decrease) increase in cash and cash equivalents                                       (2,102)              6,391

 Cash and cash equivalents at beginning of year                                         53,435              25,536
                                                                                      --------            --------
 Cash and cash equivalents at end of period                                           $ 51,333            $ 31,927
                                                                                      ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                                            $     --            $      7
                                                                                      --------            --------
  Income taxes                                                                        $     --            $     --
                                                                                      ========            ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements, the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Radiant Systems, Inc. (the "Company") management, these condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary for fair presentation of the consolidated financial condition and results of operations for these periods. The interim results for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements as filed in its Annual Report on Form 10-K for the year ended December 31, 1999, as amended.


2.    Net Income Per Share

Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (in thousands):

                                                         For the three months              For the six months
                                                             ended June 30,                  ended June 30,
                                                     -----------------------------     ---------------------------
                                                             2000           1999              2000         1999
                                                     -----------------------------     ---------------------------

Average common shares outstanding                             27,410         24,470            26,975       24,318

Dilutive effect of outstanding stock options                   2,393          2,478             2,904        2,384
                                                      -----------------------------    ---------------------------

Average common shares outstanding assuming dilution           29,803         26,948            29,879       26,702
                                                      =============================    ===========================


For the three and six month periods ended June 30, 2000, options to purchase approximately 237,000 and 36,000 shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the periods then ended. For the three and six month periods June 30, 1999, options to purchase approximately 77,000 and 129,000 shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the periods then ended.

On April 1, 2000 the Company effected a 3-for-2 stock split. As such, all historical shares and weighted average shares have been restated to account for this split.

3.    Segment Reporting Data

Prior to January 1, 2000 the Company operated through two primary reportable segments (i) Global Solutions and (ii) Regional Solutions. Effective January 1, 2000, the Company restructured its business units and as a result, currently operates under one segment, providing enterprise technology solutions to
businesses that serve the consumer.   To date, the Company's product
applications have been focused on the convenience store, food service, entertainment and convenient automotive service center markets, as these markets require many of the same product features and functionality. Revenues from these markets for the three and six months ended June 30, 2000 and 1999 are as follows (in thousands):

                                   For the three months ended         For the six months ended
                                            June 30,                          June 30,
                                   --------------------------         --------------------------

                                     2000             1999                2000            1999
                                  ---------         --------           ----------     ----------

Convenience store                   $17,813         $15,919              $33,892       $ 27,996
Entertainment and cinema              5,721           6,229               13,621         11,686
Food service                          6,405           7,818               14,265         14,068
Automotive service centers              338             614                  915          1,104
                                    -------         -------              -------        -------

Total revenues                      $30,277         $30,580              $62,693        $54,854
                                    =======         =======              =======        =======


The Company distributes it's technology both within the United States and internationally, however, to date, international sales have not been material.

4.    Significant Events

On June 22, 2000, the Company consummated the acquisition of TimeCorp, Inc. ("TimeCorp"), a workforce management and planning software business operation owned by VeriFone, Inc., a subsidiary of Hewlett-Packard, Inc. The purchase price consisted of $6.0 million and included substantially all the assets of TimeCorp, including software products, intellectual property and client contracts. Intangibles of approximately $6.4 million were recorded, which are being amortized over four to ten years.

On March 30, 2000 the Company and the former sole shareholder of RapidFire Software, Inc. and EquiLease Financial Services, Inc. (collectively "RapidFire") reached an agreement whereby the Company paid to the former shareholder $200,000 and forgave a $1.5 million note receivable, and in return, was relieved in full of its indebtedness to the shareholder. This indebtedness consisted of a noninterest-bearing note with a lump-sum payment of $6.0 million due October 31, 2005 ($4.3 million at December 31, 1999) and was issued October 31, 1997 as part of the Company's acquisition of RapidFire. As a result of this early extinguishment of debt, the Company recorded an extraordinary gain of approximately $1.5 million, net of tax, during the first quarter ended March 31, 2000.

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

On March 1, 2000, the Company and Microsoft Corporation jointly announced, subject to execution of a definitive agreement, that both companies have joined forces to develop and market an integrated Web-enabled management system and supply chain solution to enable retailers to conduct business to business e-commerce over the Internet. In addition, Microsoft agreed to make an equity investment in the Company and committed to support the Company's solution through joint marketing programs, funding for product development, consulting services, developer support, and distribution via the Microsoft/(R)/ bCentral(TM) small-business portal. Further, Microsoft and the Company have created an open structure that allows for other strategic and equity participants.


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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101,
"Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC staff issued SAB 101B to provide registrants additional time to implement guidance contained in SAB 101. SAB 101B delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is evaluating the implications of SAB 101 and to date nothing has been identified that would significantly change the Company's historical practices with respect to the events that trigger revenue recognition and the measurement of revenue.

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

The Company derives its revenues primarily from the sale of integrated systems, including software, hardware and related support and consulting services. As discussed below, in the second quarter of 2000, the Company announced and began offering these products pursuant to a new subscription-based pricing model. In addition, the Company offers implementation and integration services which are billed on a per diem basis. The Company's revenues from its various technology solutions are, for the most part, dependent on the number of installed sites a client has. Accordingly, while the typical sale is the result of a long, complex process, the Company's clients usually continue installing additional sites over an extended period of time. Revenues from software and systems sales are recognized as products are shipped, provided that collection is probable and no significant post shipment vendor obligations remain. Revenues from client support, maintenance and other services are generally recognized as the service is performed.

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

The Company intends to offer its WAVE software through the application service provider, or "ASP", delivery model. In the ASP delivery model, the Company would remotely host applications from an off-site central server that users can access over dedicated lines, virtual private networks or the Internet. Additionally, the Company plans to offer the product through installations
directly in client locations as "client-hosted" systems.   The Company also
intends to offer Internet solutions that will allow its clients to utilize the Internet to enhance site management and conduct business-to-business e-commerce. The Company is continuing to develop its WAVE solution and to establish strategic relationships to facilitate these product offerings.

In connection with its strategy to develop ASP-delivered products, the Company announced in April 2000 that it plans to begin converting certain new and existing products to a subscription-based pricing model. Under this subscription-pricing model, clients will pay a fixed, monthly fee for use of the Company's site and headquarters solutions and the computer hardware necessary to utilize those applications and solutions. This represents a change in the Company's historical pricing model in which clients were charged an initial licensing fee for use of the Company's products and continuing maintenance and support over the license period. The Company began offering its products and services on the subscription-pricing model in the second quarter of 2000. The Company will initially continue to derive a majority of its revenue from its traditional sales model of one-time software license revenues, hardware sales and software maintenance and support fees that will be paid by its existing clients. However, as a result of the transition to the subscription-pricing model, the Company expects to see a decline in the one-time revenues from software license fees and hardware sales, replaced over time by monthly subscription fees. In addition, the Company expects revenue from maintenance and support from existing clients to decline and to be replaced by subscription fees as existing clients convert to the subscription-pricing model. The Company expects the percentage of revenue that is recurring in nature to increase substantially as a result of the change to a subscription-pricing model.

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

On April 1, 2000 the Company effected a 3-for-2 stock split. As such, all historical shares and weighted average shares have been restated to account for this split.

Results of Operations

Three and six months ended June 30, 2000 compared to three and six months ended June 30, 1999

System Sales. The Company derives the majority of its revenues from sales and licensing fees of its headquarters-based, back office management, and point of sale solutions. System sales decreased 11.1% to $19.0 million for the quarter ended June 30, 2000 (the "second quarter 2000"), compared to $21.3 million for the quarter ended June 30, 1999 (the "second quarter 1999"). This decrease was primarily the result of the Company's strategy to begin converting certain new and existing products and clients to the subscription-pricing model. System sales increased 4.0% to $40.1 million for the six months ended June 30, 2000 (the "fiscal period 2000"), compared to $38.6 for the six months ended June 30, 1999 (the "fiscal period 1999"). This increase was due to increased sales and license fees from new and existing clients during the first quarter 2000 offset by lower sales during the second quarter 2000 due to the implementation of the subscription-pricing model.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services, which increased 22.2% to $11.3 million for the second quarter 2000, compared to $9.3 million for the second quarter 1999 and increased 38.7% to $22.6 million for the fiscal period 2000, compared to $16.3 million for the fiscal period 1999. These increases were due primarily to increased support and maintenance revenues within existing markets, which resulted from an increased installed base.

Cost of System Sales. Cost of system sales consists primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of system sales decreased 18.3% to $8.6 million for the second quarter 2000, compared to $10.5 million for the second quarter 1999. This decrease was directly attributable to reduced system sales in the second quarter 2000 over the second quarter 1999 due to the implementation of the subscription-pricing model. Cost of system sales decreased 2.2% to $18.6 million for the fiscal period 2000 from $19.0 million for the fiscal period 1999 due to increased software-only sales as a percentage of total systems sales during fiscal period 2000. Cost of system sales as a percentage of system sales decreased to 45.3% for the second quarter 2000 from 49.3%
for the second quarter 1999, and from 46.4% during fiscal period 2000 from 49.3% for fiscal period 1999. The decreases were due primarily to increased efficiencies associated with the manufacturing of site-based systems, as well as increased sales of software-only licenses. Amortization of capitalized software development costs was approximately $452,000 and $251,000 for the second quarter 2000 and 1999, respectively, and approximately $922,000 and $430,000 for fiscal periods 2000 and 1999, respectively.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of client support, maintenance and other services increased 30.7% to $9.5 million for the second quarter 2000 from $7.2 million for the second quarter 1999 and increased 38.5% to $18.2 million for fiscal period 2000 from $13.1 million for fiscal period 1999. The increases were due primarily to increased wages associated with the effort of supporting higher revenues in this area. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues increased to 83.5% from 78.1% for the second quarter 2000 and 1999, respectively, due primarily to new employees in training and other non-billable roles during the period. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased slightly to 80.4% from 80.5% for the fiscal periods 2000 and 1999, respectively, as these revenues grew at a slightly faster pace than the related costs of revenues.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses increased 0.6% to $3.0 million for the second quarter 2000, compared to $2.9 million for the second quarter 1999. This increase was due primarily to new hires during the second quarter 2000 over the same period a year ago. Product development expenses decreased 6.6% to $5.2 million for fiscal period 2000, compared to $5.5 million for fiscal period 1999. This decrease was due primarily to higher capitalization of software costs associated with the Company's development of its WAVE and Lighthouse generation of products. In the second quarter 2000 and 1999, the Company capitalized software development costs of $1.2 million, or 29.4% and $829,000, or 22.0%, of its total product development costs, respectively. For fiscal period 2000 and 1999, the Company capitalized software development costs of $2.2 million, or 30.2%, and $1.7 million, or 23.4%, of its total product development costs, respectively. Product development expenses as a percentage of total revenues increased to 9.8% from 9.6% for the second quarter 2000 and 1999, respectively, as product development expenses increased while associated revenues declined. Product development expenses as a percentage of total revenues decreased to 8.2% from 10.1% for fiscal periods 2000 and 1999, respectively, as total revenues increased while product development expenses decreased.

Sales and Marketing Expenses. Sales and marketing expenses increased 3.8% to $3.3 million during the second quarter 2000, compared to $3.2 million in the second quarter 1999 and increased 1.6% to $6.2 million during fiscal period 2000, compared to $6.1 million for fiscal period 1999. These increases were associated with continued expansion of sales activities including new hires and increased commission expense attributable to higher sales. Sales and marketing expenses as a percentage of total revenues were 10.8% and 10.3% for the second quarter 2000 and 1999, respectively, as sales and marketing expenses increased while revenues declined over the period a year ago. Sales and marketing expense as a percentage of total revenues were 9.9% and 11.1% for fiscal periods 2000 and 1999, respectively as total revenues increased at a pace higher than related sales and marketing expenses.

Depreciation and Amortization. Depreciation and amortization expenses increased 16.2% to $1.8 million for the second quarter 2000, compared to $1.6 million for the second quarter 1999 and increased 16.3% to $3.4 million for fiscal period 2000, compared to $2.9 million for fiscal period 1999. The increases resulted from an increase in computer equipment, leasehold improvements and other assets required to support an increased number of employees and locations. Depreciation and amortization as a percentage of total revenues was 6.0% and 5.1% for the second quarter 2000 and 1999, respectively, and 5.4% and 5.3% for fiscal periods 2000 and 1999, respectively. These increases were primarily due to associated personnel support costs increasing at a pace higher than associated revenues.

General and Administrative Expenses. General and administrative expenses increased 26.8% to $4.0 million for the second quarter 2000, compared to $3.2 million for the second quarter 1999 and increased 16.9% to $7.4 million for fiscal period 2000, compared to $6.4 million for fiscal period 1999. The increases were due primarily to personnel increases needed to support additional revenues, as well as to support the Company's move to the subscription-pricing model. General and administrative expenses as a percentage of total revenues were 13.4% and 10.4% for the second quarter 2000 and 1999, respectively, and 11.8% and 11.6% for fiscal periods 2000 and 1999, respectively, as personnel and related expenses grew at a pace faster than associated total revenues.

Interest Income, Net. Net interest income increased 158.8% to $885,000 for the second quarter 2000, compared to $342,000 for the second quarter 1999. For fiscal period 2000, net interest income increased 132.4% to $1.6 million, compared to net interest income of $685,000 for fiscal period 1999. The Company's interest income is derived from the investment of its cash and cash equivalents. The increases in net interest income resulted primarily from an increase in cash and cash equivalents from an average cash balance of $31.5 million during the second quarter 1999 and $28.7 million during the fiscal period 1999 to an average cash balance of $54.5 million during the second quarter 2000 and $52.4 million during the fiscal period 2000. See "--Liquidity and Capital Resources."

Income Tax Provision.   The Company recorded a tax provision of 40.0% in both
the second quarter 2000 and the second quarter 1999, as well for fiscal year 2000 and fiscal period 1999.

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

Net Income. Net income for the second quarter 2000 was approximately $608,000, or $0.02 per diluted share compared to $1.4 million, or $0.05 per diluted share in the second quarter 1999. Excluding the extraordinary gain described above, net income for fiscal period 2000 was approximately $3.2 million, or $0.11 per diluted share compared to $1.5 million, or $0.06 per diluted share, in fiscal period 1999. Including the extraordinary gain, net income for fiscal period 2000 was $4.7 million, or $0.16 per diluted share compared to $1.5 million, or $0.06 per diluted share, in fiscal period 1999.


Liquidity and Capital Resources

As of June 30, 2000, the Company had $51.3 million in cash and cash equivalents and working capital of $71.6 million. As more fully described in Note 4 of the condensed consolidated financial statements, on June 22, 2000, the Company acquired substantially all the assets of TimeCorp, Inc. for $6.0 million. Additionally, on March 3, 2000 AOL purchased $10.0 million of the Company's stock at a price of $15 per share and may invest an additional $25.0 million in a to be formed subsidiary of the Company at a later date. Additionally, on March 1, 2000, the Company and Microsoft Corporation jointly announced, subject to execution of a definitive agreement, that both companies have joined forces to develop and market an integrated Web-enabled management system and supply chain solution to enable retailers to conduct business-to-business e-commerce over the Internet. In addition to agreeing to make an equity investment in the Company, Microsoft committed to support the Company's technology solution through joint marketing programs, funding for product development, consulting services, developer support, and distribution via the Microsoft(R) bCentral(TM) small-business portal.

Cash provided by operating activities in fiscal period 2000 was $1.2 million compared to $8.6 million in fiscal period 1999. In fiscal period 2000, cash provided by operating activities consisted primarily of net income of $4.7 million during the period, offset by increased accounts receivable, inventory and other assets, as well as decreased accounts payable and accrued liabilities due to timing of certain vendor payments. Additionally, client deposits and unearned revenues decreased during the fiscal period 2000 as the Company delivered products and/or services previously paid for by clients. In fiscal period 1999, cash provided by operating activities consisted primarily of net income of $1.5 million during the period, as well as increased accounts payable and accrued liabilities due to timing of certain vendor payments liabilities, partially offset by decreases in accounts receivable, inventory and other assets. Additionally, client deposits and unearned revenues increased during the fiscal period 1999 as the Company received cash from clients in advance of products and/or services being delivered.

Cash used in investing activities during fiscal period 2000 and 1999 was $15.7 million and $4.3 million, respectively. The uses of cash in investing activities for fiscal period 2000 consisted primarily of the acquisition of TimeCorp, Inc. for $6.0 million, as more fully described in Note 4 of the condensed consolidated financial statements, and purchases of property and equipment for $7.4 million and capitalized software costs of $2.2 million. The uses of cash in investing activities during fiscal period 1999 consisted primarily of the purchases of property and equipment of $2.6 million and capitalized software costs of $1.7 million.

Cash of $12.3 million was provided by financing activities during fiscal period 2000 due primarily to cash received from AOL's purchase of $10.0 million of the Company's stock at a price of $15 per share, as more fully described in Note 4 of the condensed consolidated financial statements and from the exercise of employee stock options of $1.8 million. Cash of $2.1 million was provided by financing activities during fiscal period 1999 due primarily to cash received from the exercise of employee stock options of $2.5 million, partially offset by the Company's purchase of common stock pursuant to its stock repurchase program for approximately $514,000.

In April 2000, the Board of Directors of the Company authorized a stock repurchase program pursuant to which management is authorized to repurchase up to 1.0 million shares of common stock of the Company. As of August 9, 2000, the Company had not repurchased in the open market any of its common stock. Should the Company decide in the future to repurchase its common stock, any such purchases will be financed from the Company's cash reserves.

Forward-Looking Statements

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Annual Report and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy (including the development of its products and services); and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are the Company's reliance on a small number of customers for a larger portion of its revenues, fluctuations in its quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in the Company's Form 10-K (as amended) filed with the Securities and Exchange Commission, including the "Risk Factors" therein.


Item 3.  Quantitative and Qualitative Disclosures About Market Risks
--------------------------------------------------------------------

The Company's financial instruments that are subject to market risks are its cash and cash equivalents. During the three and six month periods ended June 30, 2000, the weighted average interest rate on its cash balances was approximately 6.3% and 6.1%, respectively. A 10.0% decrease in this rate would have impacted interest income by approximately $88,000 and $159,000, respectively, during the three and six month periods ended June 30, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

The Company held its 1999 Annual Meeting of Shareholders on June 23, 2000. Of the 27,358,686 shares of common stock outstanding and entitled to vote at the meeting, 25,021,494 shares were represented at the meeting in person or by proxy. The following matters were voted upon:

1. The election to the Board of Directors of the Company of two persons named as nominees for director in the Proxy Statement of the Company, to serve as Class I directors of the Company for a term expiring at the 2003 annual meeting of shareholders of the Company.

          The voting results were as follows:

Nominee                                                       For                         Against
-------------------                                     --------------                 ------------
Erez Goren                                                22,754,637                     2,266,857
Alon Goren                                                22,842,813                     2,178,681

The term of office of the following other directors continued after the meeting:
Evan O. Grossman, John H. Heyman and James S. Balloun.

2. The approval of an amendment to the 1995 Stock Option Plan to increase the number of shares available for grant thereunder from 9.0 million shares to 13.0 million shares of common stock. The result of the vote was 14,925,600 shares in favor (representing 54.6% of the shares present), 6,287,890 against, 78,751 shares abstained and 3,729,253 Broker non-votes. Accordingly, the amendment was approved.

3. The approval of an amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of capital stock from 35,000,000 million to 105,000,000 and common stock from 30,000,000 to 100,000,000. The result of the vote was 21,691,292 shares in favor (representing 79.3% of the shares present), 3,275,803 against and 54,399 shares abstained. Accordingly, the amendment was approved.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

 (a) Exhibits.

      The following exhibit is filed with this Report:

          10.1  Asset Purchase Agreement dated June 14, 2000 by and between
                Radiant Systems, Inc., Hewlett-Packard Company and Verifone,
                Inc.
          10.2  Amendment No. 1 to Asset Purchase Agreement dated as of June 22,
                2000 by and among Radiant Systems, Inc. Hewlett-Packard Company and Verifone, Inc.
          27    Financial Data Schedule



 (b) Reports on Form 8-K
      (i) Form 8-K dated June 22, 2000 reporting acquisition of TimeCorp, Inc.



                                  Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               RADIANT SYSTEMS, INC


Dated:    August  11, 2000                By:  /s/ John H. Heyman
        ------------------                    ------------------------------------------
                                              John H. Heyman, Executive
                                              Vice President and Chief Financial Officer
                                              (Duly authorized officer and principal
                                              financial officer)

EXHIBIT INDEX



Exhibit Number           Description of Exhibit
--------------           ----------------------

     10.1                Asset Purchase Agreement dated June 14, 2000 by and
                         between Radiant Systems, Inc., Hewlett-Packard Company
                         and Verifone, Inc.
     10.2                Amendment No. 1 to Asset Purchase Agreement dated as of
                         June 22, 2000 by and among Radiant Systems, Inc.
                         Hewlett-Packard Company and Verifone, Inc.
     27                  Financial Data Schedule