Form 10-Q
period 2000-09-30
RADIANT SYSTEMS INC
filed 2000-11-14
CIK 845818

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                        Commission File Number:
    September 30, 2000                                    0-22065


                             RADIANT SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Georgia                                   11-2749765
--------------------------------------------------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


    3925 Brookside Parkway, Alpharetta, Georgia                 30022
--------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, including area code:             (770) 576-6000




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

                      Yes      X                   No
                           ---------                   ---------



The number of the registrant's shares outstanding as of November 6, 2000 was 27,700,271.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS



PART I:    FINANCIAL INFORMATION                                                                        PAGE NO.

Item 1:    Financial Statements
           Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31,
           1999                                                                                            3

           Condensed Consolidated Statements of Operations for the Three and Nine Months
           Ended September 30, 2000 and 1999                                                               4

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2000 and 1999                                                                     5

           Notes to Condensed Consolidated Financial Statements                                          6-8

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                   9-14

Item 3:    Quantitative and Qualitative Disclosures About Market Risks                                    14



PART II:   OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K                                                               16

Signatures:                                                                                               16

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                      September 30,                 December 31,
                                                                          2000                          1999
                                                                  --------------------          -------------------
                                                                       (unaudited)
                                                        ASSETS
Current assets
 Cash and cash equivalents                                                    $ 52,414                     $ 53,435
 Accounts receivable, net                                                       21,162                       17,929
 Inventories                                                                    15,023                       13,141
 Other short-term assets                                                         4,207                        3,256
                                                                              --------                     --------
       Total current assets                                                     92,806                       87,761

Property and equipment, net                                                     12,656                        7,857
Software development costs, net                                                  7,922                        5,394
Other long-term assets                                                          11,738                       10,987
                                                                              --------                     --------
                                                                              $125,122                     $111,999
                                                                              ========                     ========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable and accrued liabilities                                     $ 13,308                     $ 14,466
 Client deposits and unearned revenue                                            7,545                        7,243
 Current portion of long-term debt                                                  --                          105
                                                                              --------                     --------
       Total current liabilities                                                20,853                       21,814

Long-term debt, less current portion                                                --                        4,250
                                                                              --------                     --------
       Total liabilities                                                        20,853                       26,064

Shareholders' equity
 Common stock, no par value; 100,000,000 shares authorized;
    27,618,019 and 25,475,888 shares issued and outstanding                          0                            0
 Additional paid-in capital                                                    113,976                      100,872
 Accumulated deficit                                                            (9,707)                     (14,937)
                                                                              --------                     --------
       Total shareholders' equity                                              104,269                       85,935
                                                                              --------                     --------
                                                                              $125,122                     $111,999
                                                                              ========                     ========



The accompanying notes are an integral part of these condensed consolidated financial statements

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                         For the three months ended          For the nine months ended
                                                       September 30,     September 30,     September 30,     September 30,
                                                            2000              1999              2000              1999
                                                     ----------------  ---------------    ---------------   ---------------
Revenues:
  System sales                                                $18,862           $24,949           $58,948           $63,500
  Client support, maintenance and other services               12,384             9,981            34,991            26,284
                                                              -------           -------           -------           -------
     Total revenues                                            31,246            34,930            93,939            89,784

Cost of revenues:
  System sales                                                  9,477            12,295            28,062            31,298
  Client support, maintenance and other services                9,678             7,893            27,848            21,013
                                                              -------           -------           -------           -------
     Total cost of revenues                                    19,155            20,188            55,910            52,311
                                                              -------           -------           -------           -------

Gross profit                                                   12,091            14,742            38,029            37,473

Operating expenses:
  Product development                                           3,059             2,640             8,213             8,160
  Sales and marketing                                           3,062             3,034             9,243             9,120
  Depreciation and amortization                                 2,090             1,536             5,497             4,466
  General and administrative                                    3,854             3,190            11,282             9,543
                                                              -------           -------           -------           -------

Income from operations                                             26             4,342             3,794             6,184

Interest income, net                                              792               408             2,384             1,093
                                                              -------           -------           -------           -------

Income before income tax provision and extraordinary
 item                                                             818             4,750             6,178             7,277

Income tax provision                                              328             1,900             2,468             2,911
                                                              -------           -------           -------           -------

Income before extraordinary item                                  490             2,850             3,710             4,366

Extraordinary item:
Gain on early extinguishment of debt, net of taxes                 --                --             1,520                --
                                                              -------           -------           -------           -------

Net income                                                    $   490           $ 2,850           $ 5,230           $ 4,366
                                                              =======           =======           =======           =======

Basic income per share:
  Income before extraordinary item                            $  0.02           $  0.11           $  0.14           $  0.18
  Extraordinary income on early extinguishment of
   debt                                                            --                --              0.05                --
                                                              -------           -------           -------           -------
    Total basic income per share                              $  0.02           $  0.11           $  0.19           $  0.18
                                                              =======           =======           =======           =======


Diluted income per share:
  Income before extraordinary item                            $  0.02           $  0.10           $  0.13           $  0.16
  Extraordinary income on early extinguishment of
   debt                                                            --                --              0.05                --
                                                              -------           -------           -------           -------
    Total diluted income per share                            $  0.02           $  0.10           $  0.18           $  0.16
                                                              =======           =======           =======           =======

Weighted average shares outstanding:
    Basic                                                      27,571            24,804            27,169            24,486
                                                              =======           =======           =======           =======
    Diluted                                                    29,727            27,719            29,812            27,084
                                                              =======           =======           =======           =======



The accompanying notes are an integral part of these condensed consolidated financial statements

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                           For the nine months ended
                                                                                  September 30,
                                                                           2000                  1999
                                                                         --------               -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $  5,230               $ 4,366
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Gain on early extinguishment of debt                                      (1,520)                   --
 Amortization of deferred compensation                                         39                    75
 Depreciation and amortization                                              6,899                 5,146
 Imputed interest on shareholder note                                          57                   171
 Changes in assets and liabilities:
  Accounts receivable                                                      (2,221)               (2,383)
  Inventories                                                              (1,883)               (1,812)
  Other assets                                                                992                 2,682
  Accounts payable and accrued liabilities                                 (1,390)                6,921
  Client deposits and deferred revenue                                       (882)                5,529
                                                                         --------              --------

     Net cash provided by operating activities                              5,321                20,695

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of TimeCorp, Inc.                                             (6,000)                   --
 Purchases of property and equipment                                       (9,139)               (3,127)
 Capitalized software development costs                                    (3,963)               (2,383)
                                                                         --------               -------

     Net cash used in investing activities                                (19,102)               (5,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of employee stock options                                         2,074                 3,185
 Repurchase of common stock                                                    --                  (514)
 Issuance of shareholder loans, net                                            --                  (306)
 Stock issued under employee stock purchase plan                              990                   507
 Issuance of common stock                                                  10,000                    --
 Principal payments under capital lease obligations                            --                   (18)
 Principal payments under long-term debt                                     (304)                 (112)
                                                                         --------               -------

     Net cash provided by financing activities                             12,760                 2,742
                                                                         --------               -------

 (Decrease) increase in cash and cash equivalents                          (1,021)               17,927

 Cash and cash equivalents at beginning of year                            53,435                25,537
                                                                         --------               -------
 Cash and cash equivalents at end of period                              $ 52,414               $43,464
                                                                         ========               =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                               $     --               $    10
                                                                         --------               -------
  Income taxes                                                           $     --               $    --
                                                                         ========               =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements, the instructions to Form 10-Q and Regulation S-
X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Radiant Systems, Inc. (the "Company") management, these condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary for fair presentation of the consolidated financial condition and results of operations for these periods. The interim results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements as filed in its Annual Report on Form 10-K for the year ended December 31, 1999, as amended.


2.    Net Income Per Share

Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (in thousands):

                                                               For the three months           For the nine months
                                                               ended September 30,            ended September 30,
                                                              ---------------------          ----------------------
                                                               2000           1999              2000         1999
                                                              ------         ------            ------       ------
Average common shares outstanding                             27,571         24,804            27,169       24,486

Dilutive effect of outstanding stock options                   2,156          2,915             2,643        2,598
                                                              ------         ------            ------       ------

Average common shares outstanding assuming dilution           29,727         27,719            29,812       27,084
                                                              ======         ======            ======       ======

For the three and nine month periods ended September 30, 2000, options to purchase approximately 409,000 and 62,000 shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the periods then ended. For the three and nine month periods ended September 30, 1999, options to purchase approximately 11,250 and 57,000 shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the periods then ended.

On April 1, 2000 the Company effected a 3-for-2 stock split. As such, all historical shares and weighted average shares have been restated to account for this split.

3.    Segment Reporting Data

Prior to January 1, 2000 the Company operated through two primary reportable segments (i) Global Solutions and (ii) Regional Solutions. Effective January 1, 2000, the Company restructured its business units and as a result, currently operates under one segment, providing enterprise technology solutions to
businesses that serve the consumer.   To date, the Company's product
applications have been focused on the convenience store, hospitality and food service, entertainment, and convenient automotive service center markets, as these markets require many of the same product features and functionality. Revenues from these markets for the three and nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                                           For the three months ended                       For the nine months ended
                                                 September 30,                                     September 30,
                                         -----------------------------                    ----------------------------
                                           2000                  1999                       2000                 1999
                                         -------               -------                    -------              -------
Convenience store                        $18,515               $16,387                    $52,407              $44,383
Entertainment and cinema                   3,591                10,710                     17,212               22,396
Hospitality and food service               8,786                 7,526                     23,051               21,594
Automotive service centers                   354                   307                      1,269                1,411
                                         -------               -------                    -------              -------

Total revenues                           $31,246               $34,930                    $93,939              $89,784
                                         =======               =======                    =======              =======


The Company distributes it's technology both within the United States and internationally, however, to date, international sales have not been material. The majority of the Company's assets are shared among these segments and as such are not identifiable by segment.

4.    Significant Events

On June 22, 2000, the Company consummated the acquisition of TimeCorp, Inc. ("TimeCorp"), a workforce management and planning software business operation owned by VeriFone, Inc., a subsidiary of Hewlett-Packard, Inc. The purchase price was $6.0 million in cash and the purchase included substantially all the assets of TimeCorp, including software products, intellectual property and client contracts. Intangibles of approximately $6.4 million were recorded, which are being amortized over four to ten years.

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

The Company derives its revenues primarily from the sale of integrated systems, including software, hardware and related support and professional services. As discussed below, in the second quarter of 2000, the Company announced and began offering these products pursuant to a new subscription-based pricing model. In addition, the Company offers implementation and integration services which are billed on a per diem basis. The Company's revenues from its various technology solutions are, for the most part, dependent on the number of installed sites a client has. Accordingly, while the typical sale is the result of a long, complex process, the Company's clients usually continue installing additional sites over an extended period of time. Revenues from software and systems sales are recognized as products are shipped, provided that collection is probable and no significant post shipment vendor obligations remain. Revenues from client support, maintenance and other services are generally recognized as the service is performed.

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

The Company intends to offer its WAVE software through the application service provider, or "ASP", delivery model. In the ASP delivery model, the Company would remotely host applications from an off-site central server that users can access over dedicated lines, virtual private networks or the Internet. Additionally, the Company plans to offer the product through installations
directly in client locations as "client-hosted" systems.   The Company also
intends to offer Internet solutions that will allow clients to utilize the Internet to enhance site management and conduct business-to-business e-commerce. The Company is continuing to develop its WAVE solution and to establish strategic relationships to facilitate these product offerings.

In connection with its strategy to develop ASP-delivered products, in April 2000 the Company began converting certain new and existing products to a subscription-based pricing model.

Under this subscription-pricing model, clients will pay a fixed, monthly fee for use of the Company's site and headquarters solutions and the computer hardware necessary to utilize those applications and solutions. This represents a change in the Company's historical pricing model in which clients were charged an initial licensing fee for use of the Company's products and continuing maintenance and support during the license period. The Company began offering its products and services on the subscription-pricing model in the second quarter of 2000. The Company will initially continue to derive a majority of its revenue from its traditional sales model of one-time software license revenues, hardware sales and software maintenance and support fees that will be paid by existing clients. However, as a result of the transition to the subscription-pricing model, the Company expects to see a decline in the one-time revenues from software license fees and hardware sales, replaced over time by monthly subscription fees. In addition, the Company expects revenue from maintenance and support from existing clients to decline and to be replaced by subscription fees as existing clients convert to the subscription-pricing model. The Company expects the percentage of revenue that is recurring in nature to increase substantially as a result of the change to a subscription-pricing model.

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

Results of Operations

Three and nine months ended September 30, 2000 compared to three and nine months ended September 30, 1999

System Sales. The Company derives the majority of its revenues from sales and licensing fees of its headquarters-based, back office management, and point of sale solutions. System sales decreased 24.4% to $18.9 million for the quarter ended September 30, 2000 (the "third quarter 2000"), compared to $24.9 million for the quarter ended September 30, 1999 (the "third quarter 1999"). This decrease was primarily the result of the Company's strategy to convert certain new and existing products and clients to the subscription-pricing model, as well as declining sales to entertainment clients as a result of financial difficulties being experienced by the clients. See "--Overview". System sales decreased 7.2% to $58.9 million for the nine months ended September 30, 2000 (the "fiscal period 2000"), compared to $63.5 million for the nine months ended September 30, 1999 (the "fiscal period 1999"). This decrease was due to lower sales during the second and third quarters of 2000 due to the implementation of the subscription-pricing model.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services, which increased 24.1% to $12.4 million for the third quarter 2000, compared to $10.0 million for the third quarter 1999 and increased 33.1% to $35.0 million for the fiscal period 2000, compared to $26.3 million for the fiscal period 1999. These increases were due to increases in both software and hardware maintenance revenues as well as increased demand of solutions personnel associated with new and existing clients.

Cost of System Sales. Cost of system sales consists primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of system sales decreased 22.9% to $9.5 million for the third quarter 2000, compared to $12.3 million for the third quarter 1999. This decrease was directly attributable to reduced system sales in the third quarter 2000 over the third quarter 1999 due to the implementation of the subscription-pricing model. Cost of system sales decreased 10.3% to $28.1 million for the fiscal period 2000 from $31.3 million for the fiscal period 1999 due to increased software-only sales as a percentage of total systems sales during fiscal period 2000. Cost of system sales as a percentage of system sales increased to 50.2% for the third quarter 2000 from 49.3% for the third quarter 1999. This increase was due to changes in product mix during the current quarter, primarily reduced software sales as a result of the change to the subscription and ASP-based pricing model. Cost of system sales as a percentage of system sales decreased to 47.6% during fiscal period 2000 from 49.3% for fiscal period 1999 due to increased software-only sales as a percentage of total systems sales during fiscal period 2000. Amortization of capitalized software development costs was approximately $513,000 and $251,000 for the third quarter 2000 and 1999, respectively, and approximately $1.4 million and $680,000 for fiscal periods 2000 and 1999, respectively.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of client support, maintenance and other services increased 22.6% to $9.7 million for the third quarter 2000 from $7.9 million for the third quarter 1999 and increased 32.5% to $27.8 million for fiscal period 2000 from $21.0 million for fiscal period 1999. These increases were due primarily to increased wages associated with the effort of supporting higher revenues in this area. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased to 78.1% for the third quarter 2000 from 79.1% for the third quarter 1999 and decreased slightly to 79.6% for fiscal period 2000 from 79.9% for fiscal period 1999 due to increased utilization of services personnel as well as support and maintenance revenues grew at a slightly faster pace than the related costs of revenues.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses increased 15.9% to $3.1 million for the third quarter 2000, compared to $2.6 million for the third quarter 1999. This increase was due primarily to new hires during the third quarter 2000 over the same period a year
ago.   Product development expenses remained flat at $8.2 million for fiscal period 2000, compared to fiscal period 1999. Product development expenses as a percentage of total revenues increased to 9.8% from 7.6% for the third quarter 2000 and 1999, respectively, as product development expenses increased while associated revenues declined. Product development expenses as a percentage of total revenues decreased to 8.7% from 9.1% for fiscal period 2000 and 1999, respectively, as total revenues increased at a faster pace than the related product development expenses. In the third quarter 2000 and 1999, the Company capitalized software development costs of $1.7 million, or 36.1%, and $700,000 or 20.9%, of its total product development costs, respectively. For fiscal period 2000 and 1999, the Company capitalized software development costs of $4.0 million, or 32.5%, and $2.4 million, or 22.6%, of its total product development costs, respectively.

Sales and Marketing Expenses. Sales and marketing expenses increased 0.9% to $3.1 million during the third quarter 2000, compared to $3.0 million in the third quarter 1999 and increased 1.3% to $9.2 million during fiscal period 2000, compared to $9.1 million for fiscal period 1999. These increases were associated with continued expansion of sales activities including new hires. Sales and marketing expenses as a percentage of total revenues were 9.8% and 8.7% for the third quarter 2000 and 1999, respectively, as sales and marketing expenses increased while revenues declined over the period a year ago. Sales and marketing expense as a percentage of total revenues were 9.8% and 10.2% for fiscal period 2000 and 1999, respectively as total revenues increased at a quicker pace than related sales and marketing expenses.

Depreciation and Amortization. Depreciation and amortization expenses increased 36.1% to $2.1 million for the third quarter 2000, compared to $1.5 million for the third quarter 1999 and increased 23.1% to $5.5 million for fiscal period 2000, compared to $4.5 million for fiscal period 1999. The increases resulted from an increase in computer equipment, leasehold improvements and other assets required to support an increased number of employees and locations as well as amortization of intangible assets associated with the Company's acquisition of TimeCorp (see Note 4 of the condensed consolidated financial statements). Depreciation and amortization as a percentage of total revenues was 6.7% and 4.4% for the third quarter 2000 and 1999, respectively, and 5.9% and 5.0% for fiscal periods 2000 and 1999, respectively. These increases were primarily due to associated personnel support costs increasing at a quicker pace than associated revenues.

General and Administrative Expenses. General and administrative expenses increased 20.8% to $3.9 million for the third quarter 2000, compared to $3.2 million for the third quarter 1999 and increased 18.2% to $11.3 million for fiscal period 2000, compared to $9.5 million for fiscal period 1999. The increases were due primarily to personnel increases needed to support additional revenues, as well as to support the Company's move to the subscription-pricing model. General and administrative expenses as a percentage of total revenues were 12.3% and 9.1% for the third quarter 2000 and 1999, respectively, and 12.0% and 10.6% for fiscal period 2000 and 1999, respectively, as personnel and related expenses grew at a pace faster than associated total revenues.

Interest Income, Net. Net interest income increased 94.1% to $792,000 for the third quarter 2000, compared to $408,000 for the third quarter 1999. For fiscal period 2000, net interest income increased 118.1% to $2.4 million, compared to net interest income of $1.1 million for fiscal period 1999. The Company's interest income is derived from the investment of its cash and cash equivalents. The increases in net interest income resulted primarily from an increase in cash and cash equivalents from an average cash balance of $37.7 million during the third quarter 1999 and $34.5 million during the fiscal period 1999 to an average cash balance of $51.9 million during the third quarter 2000 and $52.9 million during the fiscal period 2000. See "--Liquidity and Capital Resources."

Income Tax Provision.   The Company recorded a tax provision of 40.0% in both
the third quarter 2000 and the third quarter 1999, as well for fiscal period 2000 and fiscal period 1999.

Extraordinary Item. On March 30, 2000, the Company and the former sole shareholder of RapidFire reached an agreement whereby the Company paid to the former shareholder $200,000 and forgave a $1.5 million note receivable, and in return, the Company was relieved in full of its indebtedness to the shareholder. This indebtedness consisted of a noninterest-bearing note with a lump-sum payment of $6.0 million due October 31, 2005 ($4.3 million at December 31, 1999) and was issued October 31, 1997 as part of the Company's acquisition of RapidFire. As a result of this early extinguishment of debt, the Company recorded an extraordinary gain of approximately $1.5 million, net of tax, during the first quarter 2000. No such item was recorded in the first quarter 1999.

Net Income. Net income for the third quarter 2000 was approximately $490,000, or $0.02 per diluted share compared to $2.9 million, or $0.10 per diluted share in the third quarter 1999. Excluding the extraordinary gain described above, net income for fiscal period 2000 was approximately $3.7 million, or $0.13 per diluted share compared to $4.4 million, or $0.16 per diluted share, in fiscal period 1999. Including the extraordinary gain, net income for fiscal period 2000 was $5.2 million, or $0.18 per diluted share compared to $4.4 million, or $0.16 per diluted share in fiscal period 1999.


Liquidity and Capital Resources

As of September 30, 2000, the Company had $52.4 million in cash and cash equivalents and working capital of $72.0 million. As more fully described in
Note 4 of the condensed consolidated financial statements, on June 22, 2000, the Company acquired substantially all the assets of TimeCorp, Inc. for $6.0 million. On March 3, 2000, AOL purchased $10.0 million of the Company's stock at a price of $15 per share and may invest an additional $25.0 million in a to be formed subsidiary of the Company at a later date. Additionally, on March 1, 2000, the Company and Microsoft Corporation jointly announced, subject to execution of a definitive agreement, that both companies have joined forces to develop and market an integrated Web-enabled management system and supply chain solution to enable retailers to conduct business-to-business e-commerce over the Internet. In addition to agreeing to make an equity investment in the Company, Microsoft committed to support the Company's technology solution through joint marketing programs, funding for product development, consulting services, developer support, and distribution via the Microsoft(R) bCentral(TM) small-business portal.

Cash provided by operating activities in fiscal period 2000 was $5.3 million compared to $20.7 million in fiscal period 1999. In fiscal period 2000, cash provided by operating activities consisted primarily of net income of $5.2 million during the period, offset by increased accounts receivable, inventory, and the gain on early extinguishment of debt, as well as decreased accounts payable due to timing of certain vendor payments. Additionally, client deposits and unearned revenues decreased during the fiscal period 2000 as the Company
delivered products and/or services previously paid for by clients.   In fiscal
period 1999, cash provided by operating activities consisted primarily of net income of $4.4 million during the period, as well as increased accounts payable and accrued liabilities due to timing of certain vendor payments liabilities, partially offset by increases in accounts receivable and inventory. Additionally, client deposits and unearned revenues increased during the fiscal period 1999 as the Company received cash from clients in advance of products and/or services being delivered.

Cash used in investing activities during fiscal period 2000 and 1999 was $19.1 million and $5.5 million, respectively. The uses of cash in investing activities for fiscal period 2000 consisted primarily of the acquisition of TimeCorp, Inc. for $6.0 million, as more fully described in Note 4 of the condensed consolidated financial statements, and purchases of property and equipment for $9.1 million and capitalized software costs of $4.0 million. The uses of cash in investing activities during fiscal period 1999 consisted primarily of the purchases of property and equipment of $3.1 million and capitalized software costs of $2.4 million.

Cash of $12.8 million was provided by financing activities during fiscal period 2000 due primarily to cash received from AOL's purchase of $10.0 million of the Company's stock at a price of $15 per share, as more fully described in Note 4 of the condensed consolidated financial statements and from the exercise of employee stock options of $2.1 million. Cash of $2.7 million was provided by financing activities during fiscal period 1999 due primarily to cash received from the exercise of employee stock options of $3.2 million, partially offset by the Company's purchase of common stock pursuant to its stock repurchase program for approximately $514,000.

The Company anticipates that for the next twelve months it will be able to meet its funding needs for the possible acquisition of companies, working capital, capital expenditures and addition stock purchases through current cash levels and internally generated cash.

In April 2000, the Board of Directors of the Company authorized a stock repurchase program pursuant to which management is authorized to repurchase up to 1.0 million shares of common stock of the Company. As of November 6, 2000, the Company has repurchased in the open market 90,000 shares of its common stock for a total of $1.8 million. These purchases were, and any future purchase will be, financed from the Company's cash reserves.

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC staff issued SAB 101B to provide registrants additional time to implement guidance contained in SAB 101. SAB 101B delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is evaluating the implications of SAB 101 and to date nothing has been identified that would significantly change the Company's historical practices with respect to the events that trigger revenue recogition and the measurement of revenue.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risks
--------------------------------------------------------------------

The Company's financial instruments that are subject to market risks are its cash and cash equivalents. During the three and nine month periods ended September 30, 2000, the weighted average interest rate on its cash balances was approximately 6.54% and 6.25%, respectively. A 10.0% decrease in this rate would have impacted interest income by approximately $79,000 and $238,000, respectively, during the three and nine month periods ended September 30, 2000.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

 (a) Exhibits.

       The following exhibit is filed with this Report:

              27.1  Financial Data Schedule (for SEC use only)



 (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended September 30, 2000.



                                  Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     RADIANT SYSTEMS, INC


Dated:  November 13, 2000        By: /s/ John H. Heyman
        -----------------            ---------------------------
                                     John H. Heyman, Executive
                                     Vice President and Chief Financial Officer
                                     (Duly authorized officer and principal
                                     financial officer)

EXHIBIT INDEX



Exhibit Number             Description of Exhibit
--------------             ----------------------


27.1                       Financial Data Schedule (for SEC use only)