Form 10-K
period 2000-12-31
RADIANT SYSTEMS INC
filed 2001-04-02
CIK 845818

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________

                                   FORM 10-K
                             _____________________

        Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the fiscal year ended December 31, 2000

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

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (17,574,411 shares) on March 20, 2000 was approximately $212,000,120 based on the closing price of the registrant's common stock as reported on The NASDAQ Stock Market on that date. For the purposes of this response, officers, directors and holders of 10% or more of the registrant's common stock are considered to be affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of March 20, 2001: 27,906,875 shares of no par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement to be delivered to the shareholders in connection with the Annual Meeting of the Shareholders to be held on June 28, 2001 are incorporated by reference in response to Part III of this Report.

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

Certain retail markets require many of the same product features and functionality. As a result, the Company believes it can continue to leverage its existing technology across various retail markets with limited incremental
product development efforts.   Moreover, management believes the Internet will
provide an important opportunity for the Company to better serve its clients and offer increased functionality at a lower total cost. In 1999, the Company began developing its new generation of management systems products--WAVE(TM). This product architecture is designed to combine and expand the functionality of its Site Management Systems and Headquarter-Based Management Systems. The Company's architecture and platforms for these products are entirely web-based, which the Company believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retailers. Additionally, the Company has extended its WAVE technology to include web-enabled, centrally hosted management software and integrated purchasing software. Management believes that these products will strengthen its offerings by providing integrated, end-to-end solutions that span from the consumer to the supply chain. Further, the Company's architecture and platforms for WAVE are entirely web-based, which the Company believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retailers. For example, retailers will be able to utilize a labor-scheduling application to more efficiently manage labor costs.

The Company intends to offer its WAVE software primarily through the application service provider, or "ASP," delivery model. In the ASP delivery model, the Company will remotely host applications from an off-site central server that users can access over dedicated lines, virtual private networks or the Internet. Additionally, the Company plans to offer the product through installations
directly in client locations as "client-hosted" systems.   The Company also
intends to offer Internet solutions that will allow clients to utilize the Internet to enhance site management and conduct business-to-business e-commerce. The Company is continuing to develop its WAVE solution and to establish strategic relationships to facilitate these product offerings. Management expects WAVE to be generally released in early 2002.

In connection with its strategy to develop ASP-delivered products, in April 2000 the Company began converting certain new and existing products to a subscription-based pricing model. Under this subscription-pricing model, clients will pay a fixed, monthly fee for use of WAVE and the necessary hosting services to utilize those applications and solutions. This represents a change in the Company's historical pricing model in which clients were charged an initial licensing fee for use of the Company's products and continuing maintenance and support during the license period. The Company began offering its products and services on the subscription-pricing model in the second quarter of 2000. The Company will initially continue to derive a majority of its revenue from its traditional sales model of one-time software license revenues, hardware sales and software maintenance and support fees that will be paid by existing clients. However, as a result of the transition to the subscription-pricing model and the decline of revenues from legacy site management and headquarter management solutions, the Company expects to see a decline in the one-time revenues from software license fees and hardware sales, replaced over time by monthly subscription fees. In addition, the Company expects revenue from maintenance and support from existing clients to decline and to be replaced by subscription fees as existing clients convert to the subscription-pricing model. The Company expects the percentage of revenue that is recurring in nature to increase substantially as a result of the change to a subscription-pricing model.

On March 3, 2000, the Company entered into an agreement with America Online, Inc. ("AOL"), whereby AOL agreed, among other items, to invest $25.0 million in a to-be-formed subsidiary of the Company to engage in consumer interactive businesses other than in the entertainment industry (e.g., interactive fuel and dispenser business and interactive restaurant self-ordering business), with any amount not invested by AOL to be callable by the Company into common shares of the Company. On March 19, 2001, the Company and AOL amended this strategic relationship. Based on the new agreement, the Company's theater exhibition point-of-sale and management systems solution will become AOL Moviefone's preferred offering in the cinema and entertainment industry. In addition, the Company will support AOL Moviefone clients currently operating the MARS point of sale product. Additionally, both companies have agreed not to pursue forming a subsidiary to address potential business-to-consumer applications over the Internet. Alternatively, AOL, as part of the amended agreement, has agreed to fund an undisclosed amount of money to enable current MARS clients to upgrade to the Company's systems and for the Company to perform certain professional services for AOL and certain MARS' clients.

On March 1, 2000, the Company and Microsoft Corporation ("Microsoft") jointly announced, subject to the execution of a definitive agreement, that both companies have joined forces to develop and market an integrated Web-enabled management system and supply chain solution to enable retailers to conduct business-to-business e-commerce over the Internet. In addition to agreeing to make an equity investment in this solution, Microsoft committed to support the Company's technology solution through joint marketing programs, funding for product development, consulting services, developer support, and distribution via the Microsoft(R) bCentral(TM) small-business portal. As of March 26, 2001, the Company and Microsoft remain in discussions concerning the terms of the definitive agreement. Management anticipates the final agreement, when signed, will not include an equity investment by Microsoft in the Web-enabled solution. Rather, the agreement will focus on a joint sale and marketing arrangement between the companies promoting the integrated web-based management system and supply chain solution, developed by the Company using Microsoft technology platforms, to targeted large and small business enterprises.

On October 2, 2000, the Company and Tricon Global Restaurants, Inc. ("Tricon") jointly announced a multi-year arrangement to implement WAVE exclusively in Tricon's company-owned restaurants around the world. Tricon's franchises will also be able to subscribe to WAVE under the same terms as the company-owned restaurants. The Company expects to enter into definitive agreements evidencing this arrangement within the next 30 days. As part of the definitive agreements, the Company will purchase from Tricon its source code and object code for certain back office software previously developed by Tricon for $16.4 million payable in specified annual installments through December 31, 2003.

Prior to January 1, 2000 the Company operated through two primary reportable segments (i) Global Solutions and (ii) Regional Solutions. Effective January 1, 2000, the Company restructured its business units and as a result, currently operates under one segment, providing enterprise technology solutions to
businesses that serve the consumer.   To date, the Company's product
applications have been focused on the petroleum and convenience store, hospitality and food service and entertainment markets, as these markets require many of the same product features and functionality. See Note 12 to the Company's consolidated financial statements for certain financial information relating to these two markets.


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

At the end of 2000, there were more than 119,000 convenience stores nationwide, while the cinema industry had approximately 37,000 screens within approximately 7,500 sites nationwide. As of January 2000, the food service industry had over 670,000 domestic units, of which approximately 220,000 were classified as quick service restaurants. Typically, the existing information systems in these industries consist of stand-alone devices such as cash registers or other point of sale systems with little or no integration with either the back office of the site or an enterprise-wide information system. Implementation of information systems providing this functionality typically involves multiple vendors and an independent systems integration firm. The resulting proprietary solutions are often difficult to support and have inherently high risks associated with implementation. Management believes that technology solutions which are highly functional and scalable, relatively inexpensive and easy to deploy are critical for successful penetration in these retail markets.

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

Recent trends in the retail industry have accelerated the need for enterprise-wide information and have heightened demand for integrated retailing systems. Based in part upon industry association reports and other studies, as well as the Company's experience in marketing its products, the Company believes consumer preferences have shifted away from retailer loyalty toward value and convenience, creating a greater need for timely data concerning consumer buying patterns and preferences. Management also believes that convenient consumer-activated ordering and payment systems, such as ATMs, voice response units and "pay at the pump" systems have become important to retailers who wish to retain and build a client base. Additionally, through the use of integrated systems, retailers can improve operational and logistical efficiencies through better management of inventory, purchasing, merchandising, pricing, promotions and shrinkage control. Management believes that the constant flow of information among the point of sale, the back office, headquarters and the supply chain has become a key competitive advantage in the retail industry, resulting in retailers demanding more sophisticated, integrated solutions from their systems vendors. In a parallel development, technological advances have improved the capability of information systems that are available to retailers. With the price of computing power declining, technology investments have become economically feasible for many retailers. Further, computing power has become increasingly flexible and distributable, facilitating data capture and processing by applications located at the point of sale. Also, new front-end graphical user interfaces are making systems easier to use, which reduces training time and transaction costs and facilitates more types of consumer-activated applications.

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



CONSUMER-ACTIVATED                 BACK OFFICE                     WEB-BASED
Touch Screen Interactive           Inventory Control               Enterprise Management
Video, Graphics, Audio             Vendor Management               Procurement
Credit/Cash Payment                Purchasing/Receiving            Channel Management
Compact, Enclosed Terminals        Employee Management             Employee Management
Suggestive Selling                 Recipe Management
                                   Menu Management


POINT OF SALE                      HEADQUARTERS                    SERVICES
Touch Screen Interactive           Executive Information           Consulting
Transaction Auditing               Electronic Price Book           Training
Credit Processing                  Vendor EDI                      Maintenance
Data Capture                       Centralized Menu Management     Technical Support
Peripheral Integration             Decision Support Systems        Integration
Cash Reconciliation                                                Installation
Table Management

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

     Retailers derive the following benefits from Radiant's solutions:

     Integrated information flows. The Company's technology solutions provide retailers with tools for monitoring and analyzing sales data, stock status, vendor relationships, merchandising and other important activities, both at
     their site and headquarter levels.   These products further enable
     retailers to communicate electronically with their suppliers in order to exchange purchase orders, invoices and payments.

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

     Leverage e-commerce tools and business models. The Company believes it can access a wider array of clients through its web enabled management systems.

     Expand markets for the Company's solutions. The Company believes that its core technology and solutions are applicable to a variety of retail markets. The Company has made five acquisitions in the food service and entertainment markets, which combined with its existing systems and technology, has enabled it to enter and/or broaden its presence in these markets.

     Introduce new products to current markets. The Company has introduced a variety of new products and services. During 1998, the Company began developing Lighthouse, its next generation software technology. Throughout 2000, the Company enhanced its Lighthouse point-of-sale product and successfully introduced this technology into the convenience store, food service and entertainment markets. Management believes its Lighthouse generation of software products, which utilizes both Microsoft Windows CE and NT operating systems, represent an innovative platform based on open, modular software and hardware architecture and offer increased functionality and stability compared to other open systems in the marketplace at a lower total cost of ownership. The Company continues to introduce incremental new devices and software modules to complete its existing suite of products for the retail environment.

     In 1999, the Company began developing its new generation of management systems products--WAVE. WAVE is being designed to combine and expand the functionality of its Site Management Systems and Headquarter-Based Management Systems. Further, the architecture and platforms for these products are entirely web-based, which the Company believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retailers. Management believes that these new product offerings open up significant opportunities for future new business.

     Better Serve the Smaller Retailer. A large portion of the food service and convenience store market is comprised of small businesses. Historically, a disproportionately small percentage of the Company's business has been derived from this small business part of the market. Management believes that along with its Web-enabled management software offering and utilizing distribution partners, the Company can grow this segment in the future at a faster rate than in the past.

     Increase sales and marketing efforts outside the United States. Historically, the Company has not derived a significant portion of its revenues from clients outside the United States. Management believes that the growing number of large, multi-national companies who are among the Company's major domestic clients together with its successful record of implementing solutions with retailers in Western Europe, Eastern Europe and Asia will allow it to make progress internationally in the future. The Company has previously executed international projects in Canada, the Czech Republic, Hong Kong, Japan, Malaysia, Poland, Sweden, Switzerland, Thailand, and the U.K. The Company currently has sales offices in Prague, Czech Republic, and Singapore.

     Make strategic acquisitions. The Company has accelerated its entry into new vertical markets through acquisitions and joint venture arrangements. During 2000, the Company consummated the acquisition of TimeCorp, , a workforce management and planning software business operation owned by Verifone, Inc., a division of Hewlett Packard Company ("TimeCorp"). To the extent the Company believes acquisitions can better position it to serve its current markets or penetrate others, it will pursue such opportunities.

     Expand existing position in selected markets. The Company believes that it is in a strong position to expand its current market share in the convenience store, food service, entertainment and convenient automotive service center markets due to its highly functional technology solutions and its practical experience in deploying and implementing retail solutions. The Company has experience integrating all aspects of its technology solutions into existing retail technology infrastructures. In particular, the Company has developed interfaces with a number of the widely used electronic information and payment networks, including networks of certain major petroleum retailers. The Company continues to develop interfaces to credit networks of additional major petroleum retailers which if certified, will allow the Company access to a large number of potential sites.

     Attract and retain outstanding personnel. The Company believes its strongest asset is its people. To attract and retain top talent, the Company intends to maintain its entrepreneurial culture and to continue offering competitive benefit programs. The Company has granted stock options to a majority of its employees and will strive to continue to align employee interests with those of the Company's shareholders

Retail Markets

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

     Convenience Store Market

In the United States, there currently are approximately 119,000 convenience stores, which derive a significant portion of revenues from selling products other than gasoline. Additionally, the Company believes that the international convenience store market represents a substantial opportunity for its technology solutions. Management believes that the industry is currently under-invested in technology. Only 42% of the industry's retail sites use scanning equipment, compared to grocery stores, which have implemented scanning at approximately 90% of their locations.

The Company believes that the demand for the Company's technology solutions in the convenience store market for the foreseeable future will remain strong.
This demand is fueled because many convenience store operators are finding that their consumers prefer "pay at the pump" systems, and many operators are upgrading their point of sale systems to interface with these consumer-activated systems. Approximately 67% of convenience stores currently utilize pay at the pump technology. Implementing this technology requires a site to upgrade its system for controlling and managing fuel sales. Management believes that installation of pay at the pump systems will remain strong for the foreseeable future, encouraging additional investment in store automation. Management also believes that based on technology in recent years, and the positive return on investment associated with the Company's solutions, demand for new technology will remain from both new and existing clients.

     Food Service Market

The domestic food service market includes approximately 670,000 sites as of the beginning of 2001. Restaurants increasingly require sophisticated technology systems which integrate with evolving headquarters information systems and enable more timely and accurate management of site operations. At the site, managers seek real-time information access and management systems that permit employees to increase the speed and accuracy with which they take an order, prepare the food, and fill the order, often accommodating numerous concurrent orders at multiple table-top, counter-top and drive-through locations. Managers at all levels are seeking solutions to better manage menu and pricing functions, optimizing profitability and inventory management. The market for automated information and transaction systems for restaurants is typically more advanced than in the convenience store, convenient automotive service center and entertainment markets but is highly fragmented and includes a large number of proprietary, closed systems.

     Entertainment Market

The domestic cinema industry is concentrated, with the top six chains operating approximately 44% of the cinema screens. In addition to increasing the number of screens per site, "megaplexes" have evolved, which combine restaurants, movies and other forms of entertainment in one facility. There are approximately 37,000 cinema screens in the United States. These screens are operated at approximately 7,500 sites, with recent trends emphasizing more screens per site. While cinema sites typically are operated in a decentralized manner, the Company believes cinema operators are focused on implementing cost controls from headquarters. Due to economic conditions during 2000, the entertainment market suffered significant financial losses including
bankruptcies and site closings.   As more fully detailed in Note 12 of the
consolidated financial statements, the Company's revenues from this industry declined over those in 1999 due to this market downturn. - See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Consumer-Activated Ordering Systems

Within each of the markets the Company serves, the trend towards more focused client service and less favorable labor demographics has created a demand for consumer-activated ordering systems. In response, the Company has developed an easy to use, consumer-activated system which allows a consumer to preview movies and purchase tickets or place a food order, pay with a credit card and make inquiries and view promotions through the use of a touch screen application.
The software development environment and authoring tools allow various media, such as video clips, logos, pictures and recordings, to be quickly integrated into a consumer-friendly application.

Management believes consumer-activated technology allows a retailer to increase labor productivity, increase revenues through suggestive selling, increase consumer ordering speed and accuracy, capture consumer information at the point of sale and respond quickly to changing consumer preferences.

     Point of Sale Systems

The Company offers a variety of point of sale products which can be licensed as modules or as a complete system. These point of sales products are comprehensive solutions that allow retailers to process transactions and capture data, as well as manage other front office operations. The products feature a touch screen interface, user-friendly applications and flexibility in set-up and configuration to accommodate operational variables at each site. They are based on an open architecture and run on either the Windows NT or Windows CE platform and other operating systems. The applications support multiple point of sale terminals and a separate back office system and are upgradable so that clients can phase in their investment with additional hardware and software modules.
The products offer clients scalability, such that the same application can be run in chains with widely varying numbers and sizes of sites; yet the enterprise solution remains consistent and supportive of each site.

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

     Headquarters-Based Management Systems

Headquarters-based management systems permit retailers to manage individual sites from headquarters. This client/server based software application allows retailers to better manage multiple sites. The following is a summary of the features and functionality of the Company's headquarters application:

     . Price book - allows retailers to set prices for products in a timely manner on a site-by-site, zone-by-zone or system wide basis. Price book also allows retailers to target prices based on a variety of different factors, including markups based on cost, gross margins, and target margins.

     . Site configuration and management - allows retailers to define and control the parameters of site operations, such as prohibiting clerks from authorizing fuel dispensing without prepayment.

     . Fuel management - allows retailers to manage fuel inventory movement and pricing. Such features allow management to define and regulate site pricing and strategies, including responding to price changes at competitors' sites.

     . Decision Support System ("DSS") - supports headquarters analysis of site operations, such as sales vs. cost analysis, sales vs. budget analysis, labor productivity analysis and category management analysis. DSS also facilitates "what if" analyses, allowing retailers to incorporate and ascertain the sensitivities of operational variables such as price, cost and volume.

     . Electronic Data Interchange - supports the routing and analysis of purchase orders and vendor invoices.

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

To provide food service, entertainment and convenient automotive service center operators with additional information and functionality at headquarters, the Company, through its Lighthouse suite of products, plans to combine certain features and functions of its convenience store headquarters-based product with the food service, entertainment and convenient automotive service center product lines. See "-- Product Development."

     Next Generation Management Systems - WAVE

In 1999, the Company began developing its new generation of management systems products--WAVE. These products are designed to combine and expand the functionality of its Site Management Systems and Headquarter-Based Management Systems. Further, the Company's architecture and platforms for these products are entirely web-based, which the Company believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retailers. Management expects WAVE to be generally released in early 2002.

     Workforce Management Software

Workforce management software provide retailers the ability to ensure compliance with corporate hiring policies, create and manage labor schedules, provide timeclock interface for ease in monitoring hours worked, job costing and
exception reporting, as well as management reporting functionality.   The
Company's workforce management systems were developed with a user friendly, graphical interface and are based on open architecture and have been installed in various supermarket, retail, food service and hospitality chains.

Sales and Marketing

Through a dedicated sales effort designed to address the requirements of different retail operators, the Company believes its sales force is positioned to understand its clients' businesses, trends in the marketplace, competitive products and opportunities for new product development. This allows the Company to take a consultative approach to working with clients.

The Company's sales personnel focus on selling its technology solutions to major clients, both domestically and internationally. All sales personnel are compensated with a base salary and commission based on revenue quotas, gross margins and other profitability measures.

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

Clients

Clients who have selected the Company as their technology solutions provider operate over 100,000 sites. As of December 31, 2000, the Company has installed its technology solutions in over 40,000 of these sites. In 2000, one client, Speedway SuperAmerica, LLC, accounted for 10.2% of the Company's total revenues, while in 1999, one client, American Multi-Cinema, Inc., accounted for 13.3% of the Company's total revenues. In 1998, one client, Speedway SuperAmerica, LLC, formerly Emro Marketing Company, accounted for 10.3% of the Company's total revenues.

The following is a partial list of major clients who have licensed or purchased the Company's products and services:

American Multi-Cinema, Inc.                  Loews Cineplex Entertainment Corporation
American Stores                              Maverick Country Stores
AmeriKing Corporation                        Muvico Theatres, Inc.
Boston Chicken, Inc.                         National Amusements, Inc.
BP Amoco, p.l.c.                             Regal Cinemas, Inc.
Chick-fil-A, Inc.                            Ruby Tuesday, Inc.
Compass Group USA, Inc.                      Sephora U.S.A, LLC
Conoco, Inc.                                 Souper Salad, Inc.
Crown Central Petroleum Corporation          Speedway SuperAmerica, LLC, formerly Emro Marketing Company
Einstein/Noah Bagel Corporation              The Krystal Company
Furr's Supermarkets, Inc.                    Tosco Corporation
General Cinema Theatres, Inc.                Tricon Restaurant Services Group, Inc.
Holiday Stationstores                        Ultramar Diamond Shamrock Corporation
JC Penney                                    Wawa, Inc.
Kroger Corporation                           Westwind, Inc.
Lenscrafters

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

Within the markets it serves, the Company believes it is the only integrated technology solution provider of point of sale, back office and headquarters-based management systems. Within these product lines, the Company faces intense levels of competition from a variety of competitors. International Business Machines, Inc., NCR Corporation, Verifone, Inc. a subsidiary of Hewlett Packard Company, Dresser Wayne, Marconi Plc., Retalix, Ltd., I2 Technologies, Inc., Ariba, Inc., Stores Automated Software, Inc., Pacer/CATS, a subsidiary of USA Networks, Inc., AOL MovieFone, Inc., Micros Systems, Inc., Par Technology Corp. and others provide point of sale systems with varying degrees of functionality. Back office and headquarters client/server software providers include The Software Works!, Professional Datasolutions Inc., SAP AG, Oracle, Corp., and JDA Software Group, Inc. In addition, the Company faces additional competition from systems integrators who offer an integrated technology solutions approach by integrating other third party products.

The Internet presents a new competition to the Company. Start-ups funded by venture capitalists and the public equity markets are able to gather resources rapidly. Further, these companies often offer new business models which may force the Company to change its terms of business to continue to maintain its market position.

The Company believes there are barriers to entry in the market for convenience store automation solutions. The Company has invested a significant amount of time and effort to create the functionality of its consumer-activated point of sale and back office headquarters-based management systems. The Company believes that the time required for a competitor to duplicate the functionality of these products is substantial and would require detailed knowledge of a retailer's operations at local sites and headquarters. Also, developing a credit card network interface often can take an additional six to nine months, as the certification process can be time consuming. Moreover, the major petroleum companies are extremely selective about which automation system providers are permitted to interface to their credit networks. As of March 15, 2000, the Company was certified on ten credit networks, and it currently has initiated the process to become certified on three other major petroleum company credit networks.

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

Product Development

The Company's product development strategy is focused on creating common technology elements that can be leveraged in applications across various vertical retail markets. The Company's software architecture is based on open platforms and is modular thereby allowing it to be phased into a retailer's operations. The Company has developed numerous applications running on a Windows NT platform. The software architecture incorporates Microsoft's Component Object Model, providing an efficient environment for application development.

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

Throughout 1999, the Company enhanced its Lighthouse point-of-sale product and successfully introduced this replacement technology into the convenience store, food service and entertainment markets. By the end of 2000, Lighthouse had been released in all of the markets the Company serves. Management believes the Lighthouse family of products uniquely positions the Company to serve the needs of retailers who cross business segments (i.e., a convenience store or cinema with a fast food operation), further differentiating the Company's systems from those of its competitors and allowing the Company to reduce significantly future development and support costs.

In 1999, the Company began developing its new generation of management systems products--WAVE. This product architecture is designed to combine and expand the functionality of its Site Management Systems and Headquarter-Based Management Systems. The Company's architecture and platforms for these products are entirely web-based, which the Company believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retailers. Additionally, the Company has extended its WAVE technology to include web-enabled, centrally hosted management software and integrated purchasing software built around industry-specific marketplaces. Management believes that these products will strengthen its product offerings by providing integrated, end-to-end solutions that span from the consumer to the supply chain. Management expects WAVE to be generally released in early 2002.

Proprietary Rights

The Company's success and ability to compete is dependent in part upon its proprietary technology, including its software source code. To protect its proprietary technology, the Company relies on a combination of trade secret, nondisclosure, copyright and patent law, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although the Company relies on the limited protection afforded by such intellectual property laws, it also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable maintenance are essential to establishing and maintaining a technology leadership position. The Company presently has six patents and nineteen patents pending. The source code for the Company's various proprietary software products are protected both as a trade secret and as a copyrighted work. The Company generally enters into confidentiality or license agreements with its employees, consultants and clients and generally controls access to and distribution of its software, documentation and other proprietary information. Although the Company restricts client's use of the Company's software and does not permit the resale, sublicense or other transfer of such software, there can be no assurance that unauthorized use of the Company's technology will not occur.

Despite the measures taken by the Company to protect its proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, such as to protect the Company's trade secrets, to determine the validity and scope of the Company's and or others proprietary rights, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

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

Employees

As of December 31, 2000 the Company employed 949 persons. None of the Company's employees is represented by a collective bargaining agreement nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

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

Forward-Looking Statements

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Annual Report and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) the Company's new or future product offerings, and (v) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are the Company's reliance on a small number of customers for a larger portion of its revenues, fluctuations in its quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section below.

Risk Factors

In addition to the other information contained in this Report, the following risks should be considered carefully in evaluating the Company and its business.

History of Operating Losses. Although the Company reported net income of $6.8 million and $7.6 million in 2000 and 1999, respectively, the Company incurred net losses of $3.4 million, $19.5 million and 2.2 million for fiscal years 1998, 1997 and 1996, respectively. As a result, there can be no assurance that the Company will be able to continue to achieve profitability for 2001 and beyond. The Company anticipates that completing its products under development, and marketing existing products and new releases will require substantial expenditures. Accordingly, an investment in the Company's common stock is extremely speculative in nature and involves a high degree of risk.

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

The Internet has created new competitors and creative business models that the Company must contend. These competitive forces could result in the Company losing market share, reducing margins or increasing investments. As a result, the Company's business, operating results and financial condition could be materially and adversely effected.

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

Growth Through Acquisition. As part of its operating history and growth strategy, the Company has consummated the acquisition of other businesses. In the future, the Company may continue to seek acquisition candidates in selected markets and from time to time engages in exploratory discussions with suitable candidates. There can be no assurance, however, that the Company will be able to identify and acquire targeted businesses or obtain financing for such acquisitions on satisfactory terms. The process of integrating acquired businesses into the Company's operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management attention. In particular, the integration of acquired technologies with the Company's existing products could cause delays in the introduction of new products. In connection with future acquisitions, the Company may incur significant charges to earnings as a result of, among other things, the write-off of purchased research and development. For instance, in the second quarter of 1997, the Company recorded one-time accounting charges of approximately $30.1 million for the write-off of purchased research and development and compensation expense in connection with its 1997 acquisitions. Future acquisitions may be financed through the issuance of common stock, which may dilute the ownership of the Company's shareholders, or through the incurrence of additional indebtedness. Furthermore, there can be no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of making acquisitions or making suitable acquisitions unattainable.

Fluctuations in Quarterly Operating Results. The Company has experienced and expects to continue to experience quarterly fluctuations in its operating results. This is especially true due to the Company's introduction in April 2000 of its subscription-based pricing model. The Company's revenue growth over the past several years should not be taken as indicative of the rate of revenue growth, if any, that can be expected in the future. The Company believes that period-to-period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. Moreover, a significant portion of the Company's quarterly revenues has been derived from a limited number of clients. The Company currently anticipates that this trend will continue. With a limited number of clients, fluctuations in their purchasing patterns resulting from budgeting or other considerations can have a significant effect on the Company's quarterly results. For example, in 1998 a number of factors impacted the Company's revenue growth and operating results, including the fact that several of the Company's larger clients were involved in mergers and acquisitions which, for a variety of reasons, interrupted or delayed roll outs of the Company's products. In addition, the purchasing behavior of the Company's largest clients became increasingly characterized by the use of fewer, larger contracts. These contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general require costs that may substantially precede recognition of associated revenues. Any significant cancellation or deferral of client orders could also have a material adverse effect on the Company's operating results in any particular quarter.

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

Industry Concentration and Cyclicality. Approximately 47% of the Company's total revenue in both 2000 and 1999 was related to the convenience store market, which is dependent on the domestic and international economy. The convenience store market is affected by a variety of factors, including global and regional instability, governmental policy and regulation, natural disasters, consumer buying habits, consolidation in the petroleum industry, war and general economic conditions. Adverse developments in the convenience store market could materially and adversely affect the Company's business, operating results and financial condition. In addition, the Company believes the purchase of its products is relatively discretionary and generally involves a significant commitment of capital, because purchases of the Company's products are often accompanied by large scale hardware purchases. As a result, although the Company believes its products can assist convenience stores in a competitive environment, demand for the Company's products and services could be disproportionately affected by instability or downturns in the convenience store market which may cause clients to exit the industry or delay, cancel or reduce planned expenditures for information management systems and software products.

Concentration of Clients. The Company sells systems and services to a number of major clients. During 2000, approximately 38.0% of the Company's revenue were derived from five clients. During 1999, approximately 40.9% of the Company's revenue were derived from five clients. During 1998, approximately 30.6% of the Company's revenue were derived from six clients. There can be no assurance that the loss of one or more of these clients will not have a material adverse effect on the Company's business, operating results and financial condition.

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

To date the Company has capitalized approximately $5.0 million in software development costs related to its WAVE product. While management expects to continue to capitalize additional software development costs associated with WAVE until its expected generally release in early 2002, there can be no assurances as to the date or the success this product may achieve.

Competition. The market for retail information systems is intensely competitive. The Company believes the principal competitive factors in such market are product quality, reliability, performance and price, vendor and product reputation, financial stability, features and functions, ease of use and quality of support and degree of integration effort required with other systems. A number of companies offer competitive products addressing certain of the Company's target markets. See "-Competition." In addition, the Company believes that new market entrants may attempt to develop fully integrated systems targeting the retail industry. In the market for consulting services, the Company competes with the consulting divisions of the big five accounting firms, Electronic Data Systems, Inc. and other systems integrators. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

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

Dependence on Proprietary Technology. The Company's success and ability to compete is dependent in part upon its ability to protect its proprietary technology. The Company relies on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect this proprietary technology. The Company enters into confidentiality and non-compete agreements with its employees and license agreements with its clients and potential clients, which limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

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

Ownership by Management. The Company's executive officers collectively own approximately 37.0% of the Company's outstanding common stock. Consequently, together they continue to be able to exert significant influence over the election of the Company's directors, the outcome of most corporate actions requiring shareholder approval and the business of the Company.

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

Item 2.  Properties.
--------------------

The Company's principal facilities occupy approximately 230,000 square feet in Alpharetta, Georgia, under ten-year lease agreements. The lease agreements expire in 2008, 2010 and 2011.

In November 1997, the Company signed a five-year lease to house the Integration and Client Support Operations. The building, also in Alpharetta, Georgia, is approximately 102,000 square feet. As of December 31, 2000, the Company also
had regional offices in Pleasanton, California and Hillsboro, Oregon.   However,
as more fully described in Note 13 of the consolidated financial statements, in January 2001, the Company announced the closing of these offices and recorded a one-time charge related to this action.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matter was submitted during the fourth quarter ended December 31, 2000 to a vote of security holders of the Company.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

The Common Stock has traded on The Nasdaq Stock Market under the symbol "RADS" since the Company's initial public offering on February 13, 1997. Prior to that time, there was no public market for the Common Stock. The following table sets forth the high and low sale prices per share for the Common Stock for the periods indicated as reported by The Nasdaq Stock Market.


Year ended December 31, 2000                              High                  Low
----------------------------------------------     -----------------    -----------------
First Quarter                                                $79.500              $21.583
Second Quarter                                                42.000               12.625
Third Quarter                                                 25.000               16.250
Fourth Quarter                                                29.125               17.000

Year ended December 31, 1999                              High                  Low
----------------------------------------------     -----------------    -----------------
First Quarter                                                $ 8.333              $ 4.250
Second Quarter                                                 9.667                6.208
Third Quarter                                                 15.167                8.667
Fourth Quarter                                                31.333                9.333


As of April 1, 2000, the Company effected a 3-for-2 stock split. As such, the applicable share prices above have been restated to account for the split.

As of March 20, 2001, there were 141 holders of record of the Common Stock. Management of the Company believes that these are in excess of 7,000 beneficial holders of its Common Stock.

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

Item 6.  Selected Consolidated Financial Data.
---------------------------------------------

The following table sets forth selected consolidated financial data of the Company for the periods indicated, which data has been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company as of, and for each of the years in the five-year period ended December 31, 2000, have been audited by Arthur Andersen LLP, independent public accountants. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the notes thereto included elsewhere herein.

                                                                          Year Ended December 31,
                                                            ---------------------------------------------------
                                                              2000       1999       1998       1997      1996
                                                            ---------------------------------------------------
                                                                 (in thousands, except per share data)
Statement of Operations Data:
Revenues:
 System sales                                               $ 79,987   $ 91,946   $ 59,400   $ 66,798   $35,888
 Client support, maintenance and other services               48,057     37,720     23,535     11,205     5,055
                                                            ---------------------------------------------------
   Total revenues                                            128,044    129,666     82,935     78,003    40,943
Cost of revenues:
 System sales                                                 39,620     46,001     28,877     34,019    22,270
 Client support, maintenance and other services               37,356     29,989     20,288     10,298     5,465
                                                            ---------------------------------------------------
   Total cost of revenues                                     76,976     75,990     49,165     44,317    27,735
                                                            ---------------------------------------------------
Gross profit                                                  51,068     53,676     33,770     33,686    13,208
Operating expenses:
 Product development                                          11,030     11,125     11,199      6,897     3,328
 Sales and marketing                                          12,720     12,302     11,730      5,819     1,487
 Depreciation and amortization                                 7,706      6,057      4,665      2,384       948
 Acquisition and other non-recurring charges                      --         --      1,276     30,086     3,930
 General and administrative                                   15,818     13,204     12,360      9,059     5,664
                                                            ---------------------------------------------------
Income (loss) from operations                                  3,794     10,988     (7,460)   (20,559)   (2,149)
Interest (income)expense, net                                 (3,240)    (1,613)    (1,800)      (989)      712
Minority interest in earnings of PrysmTech                        --         --         --         --       628
                                                            ---------------------------------------------------
Income (loss) before income taxes and extraordinary items      7,034     12,601     (5,660)   (19,570)   (3,489)
Income tax provision (benefit)(1)                              1,773      4,992     (2,265)      (212)   (1,333)
Extraordinary items, net of taxes(2)(3)                       (1,520)        --         --        131        --
                                                            ---------------------------------------------------
Net income (loss)                                           $  6,781   $  7,609   $ (3,395)  $(19,489)  $(2,156)
                                                            ===================================================
Basic income (loss) per share:
Income (loss) before extraordinary items                    $   0.19   $   0.31   $  (0.14)  $  (0.99)  $ (0.17)
 Extraordinary gain (loss) on early extinguishment of debt      0.05         --         --      (0.01)       --
                                                            ---------------------------------------------------
Total basic income (loss) per share(4)(5)                   $   0.24   $   0.31   $  (0.14)  $  (1.00)  $ (0.17)
                                                            ===================================================
Diluted income (loss) per share:
Income (loss) before extraordinary item                     $   0.18   $   0.28   $  (0.14)  $  (0.99)  $ (0.17)
 Extraordinary gain (loss) on early extinguishment of debt      0.05         --         --      (0.01)       --
                                                            ---------------------------------------------------
Total diluted income (loss) per share(4)(5)                 $   0.23   $   0.28   $  (0.14)  $  (1.00)  $ (0.17)
                                                            ===================================================

 Weighted average shares outstanding:
   Basic(4)(5)                                                27,294     24,630     23,985     19,536    12,450
                                                          =====================================================
   Diluted(4)(5)                                              29,791     27,519     23,985     19,536    12,450
                                                          =====================================================

                                                                                December 31,
                                                          -----------------------------------------------------
                                                            2000         1999        1998       1997      1996
                                                          -----------------------------------------------------
Balance Sheet Data:
Working capital                                           $ 70,882     $ 65,947    $47,329    $57,259   $   812
Total assets                                               131,261      111,999     84,166     93,515    14,616
Long-term debt and shareholder loan,
 including current portion                                      --        4,355      4,267      4,728     9,174
Shareholders' equity (deficit)                             108,387       85,935     69,245     71,021    (4,500)

(1) As a result of its election to be treated as an S Corporation for income tax purposes, prior to completion of its initial public offering in February 1997, the Company was not subject to federal or state income taxes. For periods prior to the termination of the S Corporation status, pro forma net income amounts include additional income tax benefits determined by applying the Company's anticipated statutory tax rate to pretax income (loss), adjusted for permanent tax differences. From February (C Corporation inception) until December 31, 1997, the Company did not record a tax benefit, primarily due to nondeductible purchased research and development costs. A tax benefit was recorded in 1998 due to the net operating loss for the year. See Note 7 to the consolidated financial statements.
(2) During 1997, the Company recorded a loss from early extinguishment of debt of 131,000, net of income tax.
(3) During 2000, the Company recorded a gain on early extinguishment of debt of approximately $1.5 million, net of income tax.
(4) In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), effective for fiscal years ending after December 15, 1997. The Company adopted the new guidelines for the calculation and presentation of earnings per share, and all prior periods have been restated.
(5) On April 1, 2000 the Company effected a 3-for-2 stock split. As such, all historical shares and weighted average shares have been restated to account for this split.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations.
         ----------------------

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) contained elsewhere in this Report.

Overview

The Company derives its revenues primarily from the sale of integrated systems, including software, hardware and related support and professional services. As discussed below, during the second quarter of 2000, the Company announced and began offering these products pursuant to a new subscription-based pricing model. In addition, the Company offers implementation and integration services which are billed on a per diem basis. The Company's revenues from its various technology solutions are, for the most part, dependent on the number of installed sites for a client. Accordingly, while the typical sale is the result of a long, complex process, the Company's clients usually continue installing additional sites over an extended period of time. Revenues from software and systems sales are recognized as products are shipped, provided that collection is probable and no significant post shipment vendor obligations remain. Revenues from client support, maintenance and other services are generally recognized as the service is performed.

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

The Company intends to offer its WAVE software primarily through the application service provider, or "ASP," delivery model. In the ASP delivery model, the Company would remotely host applications from an off-site central server that users can access over dedicated lines, virtual private networks or the Internet. Additionally, the Company plans to offer the product through installations
directly in client locations as "client-hosted" systems.   The Company also
intends to offer Internet solutions that will allow clients to utilize the Internet to enhance site management and conduct business-to-business e-commerce. The Company is continuing to develop its WAVE solution and to establish strategic relationships to facilitate these product offerings.

In connection with its strategy to develop ASP-delivered products, in April 2000 the Company began converting certain new and existing products to a subscription-based pricing model. Under this subscription-pricing model, clients will pay a fixed, monthly fee for use of WAVE and the necessary hosting services to utilize those applications and solutions. This represents a change in the Company's historical pricing model in which clients were charged an initial licensing fee for use of the Company's products and continuing maintenance and support during the license period. The Company began offering its products and services on the subscription-pricing model in the second quarter of 2000. The Company will initially continue to derive a majority of its revenue from its traditional sales model of one-time software license revenues, hardware sales and software maintenance and support fees that will be paid by existing clients. However, as a result of the transition to the subscription-pricing model and the decline of revenues from legacy site management and headquarters solutions, the Company expects to see a decline in the one-time revenues from software license fees and hardware sales, replaced over time by monthly subscription fees. In addition, the Company expects revenue from maintenance and support from existing clients to decline and to be replaced by subscription fees as existing clients convert to the subscription-pricing model. Although the Company's subscription-based revenues during 2000 were immaterial to total revenues, the Company expects the percentage of revenue that is recurring in nature to increase substantially as a result of the change to a subscription-pricing model.

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

On April 1, 2000 the Company effected a 3-for-2 stock split. All historical share data and weighted average shares have been restated to account for this split.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operation items to total revenues:

                                                                                  Year ended December 31,
                                                                 -------------------------------------------------------
                                                                               2000               1999              1998
                                                                 -------------------------------------------------------
Revenues:
 System sales                                                                  62.5%              70.9%             71.6%
 Client support, maintenance and other services                                37.5               29.1              28.4
                                                                 -------------------------------------------------------
Total revenues                                                                100.0              100.0             100.0
Cost of revenues:
 System sales                                                                  30.9               35.5              34.8
 Client support, maintenance and other services                                29.2               23.1              24.5
                                                                 -------------------------------------------------------
Total cost of revenues                                                         60.1               58.6              59.3
                                                                 -------------------------------------------------------
Gross profit                                                                   39.9               41.4              40.7
Operating expenses:
 Product development                                                            8.6                8.6              13.5
 Sales and marketing                                                            9.9                9.5              14.1
 Depreciation and amortization                                                  6.0                4.7               5.6
 Acquisition and other non-recurring charges                                     --                 --               1.6
 General and administrative                                                    12.4               10.2              14.9
                                                                 -------------------------------------------------------
Income (loss) from operations                                                   3.0                8.4              (9.0)
Interest income, net                                                            2.5                1.2               2.2
                                                                 -------------------------------------------------------
Income (loss) before income taxes and extraordinary item                        5.5                9.6              (6.8)
Income tax provision (benefit)                                                  1.4                3.8              (2.7)
Extraordinary item, net of taxes                                                1.2                 --                --
                                                                 -------------------------------------------------------
Net income (loss)                                                               5.3%               5.8%            (4.1)%
                                                                 =======================================================

Year ended December 31, 2000 compared to year ended December 31, 1999

System Sales. The Company derives the majority of its revenues from sales and licensing fees of its headquarters-based, back office management, and point of sale solutions. System sales decreased 13.0% to $80.0 million for the year ended December 31, 2000 ("2000") from $91.9 million for the year ended December 31, 1999 ("1999"). This decrease was primarily the result of the Company's strategy to convert certain new and existing products and clients to the subscription-pricing model, as well as declining sales to entertainment industry clients as a result of financial difficulties being experienced by these clients.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services, which increased 27.4% to $48.1 million in 2000 from $37.7 million in 1999. These increases were due to increased support, maintenance and services revenues within existing markets, resulting from an increased installed base. Additionally, increased clients demand for professional services such as training, custom software development, project management and implementation services contributed to these increases.

Cost of System Sales. Cost of system sales consists primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of system sales decreased 13.9% during 2000 to $39.6 million compared to $46.0 million for 1999. This decrease was directly attributable to reduced system sales in 2000 over 1999 due to the implementation of the subscription-pricing model. Cost of system sales as a percentage of system revenues decreased to 49.5% in 2000 from 50.0% in 1999. This decrease was due primarily to increased software sales as a percentage of total system revenues as well as increased efficiencies associated with the manufacture of site-based systems. Amortization of capitalized software development costs increased 73.9% to $2.0 million for 2000, compared to $1.1 million for 1999 as products previously capitalized were generally released during 2000.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of client support, maintenance and other services increased 24.6% to $37.4 million for 2000 from $30.0 million for 1999. The increases were due primarily to increases in personnel associated with the effort of supporting higher revenues in this area. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased to 77.7% for 2000 from 79.5% in 1999, as a result of increased efficiencies and staff utilization.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. During 2000, product development expenses decreased 0.9% to $11.0 million from $11.1 million for 1999 due primarily to higher capitalization of software costs associated with the Company's development of its WAVE generation of products and increased custom software development projects during the year which were billed to clients whose related costs are included in costs of client support, maintenance and other services noted above. In 2000, software development costs of $5.9 million, or 35.0% of its total product development costs, were capitalized by the Company, as compared to approximately $2.8 million, or 20.1% of its total product development costs for 1999. Product development expenses as a percentage of total revenues remained constant at 8.6% in both 2000 and 1999.

Sales and Marketing Expenses. Sales and marketing expenses increased 3.4% to $12.7 million during 2000 from $12.3 million in 1999, due primarily to increased personnel costs and sales activities during 2000. Sales and marketing expenses as a percentage of total revenues increased to 9.9% for 2000 from 9.5% for 1999, as sales and marketing costs increased at a pace higher than related revenues.

Depreciation and Amortization. Depreciation and amortization expenses increased 27.2% to $7.7 million during 2000 compared to $6.1 million during 1999. The increase resulted from an increase in computer equipment, leasehold improvements and other assets required to support an increased number of employees and locations as well as the amortization of intangible assets associated with the Company's acquisition of TimeCorp (see Note 4 of the consolidated financial statements). Depreciation and amortization as a percentage of total revenues increased to 6.0% for 2000 from 4.7% in 1999.

General and Administrative Expenses. General and administrative expenses increased 19.8% during 2000 to $15.8 million from $13.2 million during 1999. The increase was due primarily to personnel increases needed to support current revenues as well as to support the Company's move to the subscription-pricing model. General and administrative expenses as a percentage of total revenues were 12.4% and 10.2% for 2000 and 1999, respectively, as general and administrative expenses grew at a pace faster than associated total revenues.

Interest Income, Net. Net interest income increased 100.9% to $3.2 million during 2000, compared to net interest income of $1.6 million for 1999. The Company's interest income is derived from the investment of its cash and cash equivalents. The increases in net interest income resulted primarily from an increase in cash and cash equivalents from an average cash balance of $39.5 million during 1999 to an average cash balance of $51.5 million during 2000 as well as higher interest rates earned on cash investments. See "--Liquidity and Capital Resources."

Income Tax Provision (Benefit). The Company recorded a tax provision of $1.8 million, or 25.2% of pre-tax income in 2000 compared to a tax provision of $5.0 million, or 39.6% of pre-tax income, in 1999. During 2000, the Company performed a research and development tax study, which resulted in the Company recording a deferred tax asset of $2.4 million, net of a valuation reserve of $1.4 million.

Extraordinary Item. During 2000, the Company and the former sole shareholder of RapidFire reached an agreement whereby the Company paid the former shareholder $200,000 and forgave a $1.5 million note receivable, and in return, was relieved in full of its indebtedness to the shareholder. This indebtedness consisted of a noninterest-bearing note with a lump-sum payment of $6.0 million due October 31, 2005 ($4.3 million at December 31, 1999) and was issued October 31, 1997 as part of the Company's acquisition of RapidFire. As a result of this early extinguishment of debt, the Company recorded an extraordinary gain of approximately $2.5 million, net of taxes of $1.0 million, during the first quarter of 2000. No such item was recorded in 1999.

Net Income. Net income for 2000, before extraordinary item, was $5.3 million, or $0.18 per diluted share, a decrease of $2.3 million, or $0.10 per diluted share, compared to net income of $7.6 million, or $0.28 per diluted share, for 1999.

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

Client Support, Maintenance and Other Services. Revenues from client support, maintenance and other services increased 60.3% to $37.7 million in 1999 from $23.5 million in 1998. These increases were due to increased support, maintenance and services revenues within existing markets, resulting from an increased installed base. Additionally, increased client demand for professional services such as training, custom software development, project management and implementation services contributed to these increases.

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

Acquisition and Other Non-Recurring Charges. The Company did not record any non-recurring charges during 1999. During the second half of 1998, the Company further integrated its acquisitions of ReMACS and RapidFire by consolidating their support and product development functions to its Alpharetta, Georgia location. As a result, the Company recorded approximately $876,000 of non-recurring charges related to severance arrangements. Additionally during 1998, the Company recorded an impairment charge of $400,000 on goodwill resulting from the Twenty/20 acquisition.

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

Interest Income, Net. Net interest income decreased 10.4% to $1.6 million during 1999, compared to net interest income of $1.8 million for 1998. The Company's interest income is derived from the investment of its cash and cash equivalents. The decrease in net interest income in 1999 over 1998 resulted primarily from a decline in the weighted average interest rate of 5.26% during the 1998 to a weighted average interest rate of 5.15% during 1999. See "--Liquidity and Capital Resources."

Income Tax Provision (Benefit). The Company recorded a tax provision of 39.6% in 1999 compared to a tax benefit of 40.0% 1998.

Net Income (Loss). Net income for 1999 was $7.6 million or $0.28 per diluted share, an increase of approximately $10.2 million or $0.38 per share over a net loss before non-recurring charges of $2.6 million, or $0.11 per share, for the prior year. Including the non-recurring charges for the year ended December 31, 1998, of approximately $1.3 million, net loss for 1998 was $3.4 million, or $0.14 per share.


Liquidity and Capital Resources

As of December 31, 2000, the Company had $49.6 million in cash and cash equivalents and working capital of $70.9 million.

Cash from operating activities in 2000 was $8.4 million compared to cash from operating activities of $29.5 million in 1999 and cash used in operating activities of $8.5 million in 1998. In 2000, cash provided from operating activities was primarily due to net income before extraordinary item of $5.3 million during the year, as well as increased accounts payable due to timing of certain vendor payments, partially offset by increases in accounts receivable and inventory. Additionally, client deposits and unearned revenues increased during 2000 as the Company received cash from clients in advance of products and/or services being delivered. The income tax benefit from the exercise of disqualified and non-qualified stock options provided $3.3 million of cash in
2000.   In 1999, cash provided from operating activities was primarily due to net income of $7.6 million during the year, as well as increased accounts payable and accrued liabilities due to timing of certain vendor payments, partially offset by increases in accounts receivable and inventory. Additionally, client deposits and unearned revenues increased during 1999 as the Company received cash from clients in advance of products and/or services being delivered. The income tax benefit from the exercise of disqualified and non-qualified stock options provided $3.2 million of cash in 1999.

Cash used in investing activities was $24.3 million, $7.1 million, and $8.9 million for 2000, 1999 and 1998, respectively. The uses of cash in investing activities for 2000 consisted of the purchases of property and equipment of $12.4 million, purchase of TimeCorp for $6.0 million (see Note 4 of consolidated financial statements) and capitalized software costs of $5.9 million. The uses of cash in investing activities during 1999 consisted primarily of the purchases of property and equipment of $4.2 million and capitalized software costs of $2.8 million.

Cash of $12.1 million was provided by financing activities during 2000 due primarily to cash received from AOL's purchase in March 2000 of $10.0 million of the Company's stock at a price of $10 per share, as more fully described in Note 9 of the consolidated financial statements. Additionally, cash was provided by financing activities from the exercise of employee stock options of $2.6 million and stock issued under the employee stock purchase plan of $1.5 million partially offset by the Company's purchase of common stock pursuant to its stock repurchase program for approximately $1.8 million. Cash of $5.5 million was provided by financing activities during 1999 due primarily to cash received from the exercise of employee stock options of $4.4 million, partially offset by the Company's purchase of common stock pursuant to its stock repurchase program for approximately $514,000.

On September 18, 1998, the Company's Board of Directors authorized the Company to repurchase up to 3.0 million shares of its common stock from time to time in the open market, negotiated or block transactions. During 1998 and 1999, the Company repurchased and subsequently retired approximately 680,000 shares at prices ranging from $6 3/8 to $8 per share, for total consideration of approximately $4.5 million under this plan. In May 2000, the Board of Directors of the Company authorized a new stock repurchase program pursuant to which management is authorized to repurchase up to 1.0 million shares of common stock of the Company over the next twelve months. During 2000, the Company repurchased and subsequently retired approximately 90,000 shares at prices ranging from $18 1/4 to $19 15/16 per share, for total consideration of approximately $1.8 million. During 2001, the Company has repurchased and subsequently retired approximately 125,000 shares at prices ranging from 12 9/16 to 18 11/16 per share, for total consideration of approximately $2.0 million. As of March 26, 2001, the Company had repurchased in the open market an aggregate of approximately 895,000 shares of its common stock for a total of $6.3 million, under these repurchase plans.

On October 2, 2000, the Company and Tricon Global Restaurants, Inc. ("Tricon") jointly announced a multi-year arrangement to implement WAVE exclusively in Tricon's company-owned restaurants around the world. Tricon's franchises will also be able to subscribe to WAVE under the same terms as the company-owned restaurants. The Company expects to enter into definitive agreements evidencing this arrangement within the next 30 days. As part of the definitive agreements, the Company will purchase from Tricon its source code and object code for certain back office software previously developed by Tricon for $16.4 million payable in specific annual installments through December 31, 2003.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company was required to adopt FAS 133 effective January 1, 2001. The adoption did not have a material impact on the Company's results of operations.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The SAB does not change existing accounting literature on revenue recognition, but rather explains the SEC staff's general framework for revenue recognition. The adoption of SAB No. 101 did not have a material impact on the Company's results of operations.

In March 2000, the Emerging Issues Task Force issued EITF 00-03, "Application of Statement of Position 97-2 in Hosting Arrangements." The software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has a contractual right to take possession of the software at any time during the hosting period. Arrangements that do not give the customer such an option are service contracts outside the scope of SOP 97-2. This statement did not have a material impact on the Company's consolidated financial position, results of operation or cash flows during 2000.

In July 2000, the Emerging Issues Task Force issued EITF 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option." EITF 00-15 states that the income tax benefit realized by the Company upon employee exercise should be classified in the operating section of the statement of cash flows. The Company has elected to adopt EITF 00-15 as of June 2000. All comparative financial statements have been restated to reflect the change in classification within the statements of cash flows from financing activities to operating activities.

Item 7 A.   Quantitative and Qualitative Disclosures About Market Risk.
-----------------------------------------------------------------------

The Company's financial instruments that are subject to market risks are its cash and cash equivalents. During 2000, the weighted average interest rate on its cash balances was approximately 6.47%. A 10.0% decrease in this rate would impact interest income by approximately $325,000.


Item 8.   Financial Statements and Supplementary Data.
------------------------------------------------------

     The following consolidated financial statements are filed with this Report:

     Report of Independent Public Accountants

     Consolidated Balance Sheets at December 31, 2000 and 1999

     Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Radiant Systems, Inc.:


We have audited the accompanying consolidated balance sheets of RADIANT SYSTEMS, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radiant Systems, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



/s/ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 2, 2001

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                               2000           1999
                                                                                             ----------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                   $ 49,560       $ 53,435
 Accounts receivable, net of allowances for doubtful accounts of $2,000 and
 $1,375 in 2000 and 1999, respectively                                                         22,302         17,929
 Inventories                                                                                   17,172         13,141
 Deferred tax assets                                                                            1,451          1,563
 Other                                                                                          3,271          1,693
                                                                                             -----------------------
Total current assets                                                                           93,756         87,761

PROPERTY AND EQUIPMENT, net                                                                    14,092          7,857
SOFTWARE DEVELOPMENT COSTS, net                                                                 9,358          5,394
INTANGIBLES, net                                                                                9,924          5,173
DEFERRED TAXES, long-term                                                                       3,882          3,726
OTHER ASSETS                                                                                      249          2,088
                                                                                             -----------------------
                                                                                             $131,261       $111,999
                                                                                             =======================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                            $ 13,611       $  9,565
 Accrued liabilities                                                                            2,875          4,901
 Client deposits and deferred revenue                                                           6,388          7,243
 Current portion of long-term debt                                                                 --            105
                                                                                             -----------------------
Total current liabilities                                                                      22,874         21,814

LONG-TERM DEBT, less current portion                                                               --          4,250
                                                                                             -----------------------
Total liabilities                                                                              22,874         26,064

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value; 5,000,000 shares authorized, no shares issued                      --             --
 Common stock, no par value; 100,000,000 shares authorized, 27,647,830 and
  16,983,925 shares issued and outstanding at December 31, 2000 and 1999, respectively              0              0
 Additional paid-in capital                                                                   116,623        101,003
 Deferred compensation                                                                            (80)          (131)
 Accumulated deficit                                                                           (8,156)       (14,937)
                                                                                             -----------------------
Total shareholders' equity                                                                    108,387         85,935
                                                                                             -----------------------
                                                                                             $131,261       $111,999
                                                                                             =======================



  The accompanying notes are an integral part of these consolidated balance sheets.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         2000           1999          1998
                                                                                       --------------------------------------
REVENUES:
 System sales                                                                          $ 79,987        $ 91,946       $59,400
 Client support, maintenance, and other services                                         48,057          37,720        23,535
                                                                                       --------------------------------------
   Total revenues                                                                       128,044         129,666        82,935
                                                                                       --------------------------------------

COST OF REVENUES:
 System sales                                                                            39,620          46,001        28,877
 Client support, maintenance, and other services                                         37,356          29,989        20,288
                                                                                       --------------------------------------
   Total cost of revenues                                                                76,976          75,990        49,165
                                                                                       --------------------------------------
GROSS PROFIT                                                                             51,068          53,676        33,770
OPERATING EXPENSES:
 Product development                                                                     11,030          11,125        11,199
 Sales and marketing                                                                     12,720          12,302        11,730
 Depreciation and amortization                                                            7,706           6,057         4,665
 Acquisition and other non-recurring charges                                                 --              --         1,276
 General and administrative                                                              15,818          13,204        12,360
                                                                                       --------------------------------------
INCOME (LOSS) FROM OPERATIONS                                                             3,794          10,988        (7,460)

INTEREST INCOME, NET                                                                      3,240           1,613         1,800
                                                                                       --------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                                  7,034          12,601        (5,660)

INCOME TAX PROVISION (BENEFIT)                                                            1,773           4,992        (2,265)
                                                                                       --------------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                   5,261           7,609        (3,395)

EXTRAORDINARY ITEM:
Gain from early extinguishment of debt, net of taxes                                      1,520              --            --
                                                                                       --------------------------------------
NET INCOME (LOSS)                                                                      $  6,781        $  7,609       $(3,395)
                                                                                       ======================================

BASIC INCOME (LOSS) PER SHARE:
 Income (loss) before extraordinary item                                               $   0.19        $   0.31       $ (0.14)
 Extraordinary gain on early extinguishment of debt                                        0.05              --            --
                                                                                       --------------------------------------
   Total basic income (loss) per share                                                 $   0.24        $   0.31       $ (0.14)
                                                                                       ======================================

DILUTED INCOME (LOSS) PER SHARE:
 Income (loss) before extraordinary item                                               $   0.18        $   0.28       $ (0.14)
 Extraordinary gain on early extinguishment of debt                                        0.05              --            --
                                                                                       --------------------------------------
   Total diluted income (loss) per share                                               $   0.23        $   0.28       $ (0.14)
                                                                                       ======================================

WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic                                                                                   27,294          24,630        23,985
                                                                                       ======================================
 Diluted                                                                                 29,791          27,519        23,985
                                                                                       ======================================


 The accompanying notes are an integral part of these consolidated statements.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)


                                                      Common Stock
                                                   -----------------               Deferred     Accumulated
                                                     Shares   Amount    APIC     Compensation     Deficit       Total
                                                   -------------------------------------------------------------------
BALANCE, December 31, 1997                           15,424     $0    $ 90,708      $(536)       $(19,151)    $ 71,021

Treasury stock purchase and retirement                 (607)     0      (4,027)        --              --       (4,027)
Exercise of employee stock options                      647      0       1,395         --              --        1,395
Stock issued under employee stock
 purchase plan                                           42     --         264         --              --          264
Income tax benefit of stock options exercised            --     --       3,804         --              --        3,804
Amortization of deferred compensation                    --     --          --        183              --          183
Net loss                                                 --     --          --         --          (3,395)      (3,395)
                                                   -------------------------------------------------------------------
BALANCE, December 31, 1998                           15,506      0      92,144       (353)        (22,546)      69,245

Treasury stock purchase and retirement                  (73)     0        (514)        --              --         (514)
Exercise of employee stock options                    1,356      0       4,425         --              --        4,425
Stock issued under employee stock
 purchase plan                                          195      0       1,722         --              --        1,722
Income tax benefit of stock options exercised            --     --       3,226         --              --        3,226
Amortization of deferred compensation                    --     --          --        222              --          222
Net income                                               --     --          --         --           7,609        7,609
                                                   -------------------------------------------------------------------
BALANCE, December 31, 1999                           16,984      0     101,003       (131)        (14,937)      85,935

Three-for-two stock split effected
 in the form of a stock dividend                      8,463     --          --         --              --           --
Issuance of common stock                              1,000      0      10,000         --              --       10,000
Treasury stock purchase and retirement                  (90)     0      (1,754)        --              --       (1,754)
Exercise of employee stock options                    1,210      0       2,566         --              --        2,566
Stock issued under employee stock
 purchase plan                                           81      0       1,545         --              --        1,545
Income tax benefit of stock options exercised            --     --       3,263         --              --        3,263
Amortization of deferred compensation                    --     --          --         51              --           51
Net income                                               --     --          --         --           6,781        6,781
                                                   -------------------------------------------------------------------
BALANCE, December 31, 2000                           27,648     $0    $116,623      $ (80)       $ (8,156)    $108,387
                                                   ===================================================================


 The accompanying notes are an integral part of these consolidated statements.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                      2000             1999             1998
                                                                                  ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                $  6,781           $ 7,609          $ (3,395)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Gain on early extinguishment of debt before taxes                                 (2,529)               --                --
  Deferred income taxes                                                                (44)            1,078            (3,428)
  Accretion of note payable interest                                                    56               226               226
  Depreciation and amortization                                                      9,671             7,187             5,067
  Non-cash acquisition and other non-recurring charges                                  --                --               400
  Amortization of deferred compensation                                                 51               222               183
  Income tax benefit of stock options exercised                                      3,263             3,226             3,804
  Changes in assets and liabilities, net of acquired entities:
    Accounts receivable                                                             (3,362)             (284)              (88)
    Inventories                                                                     (4,031)           (1,176)           (3,257)
    Other assets                                                                    (1,244)              334              (922)
    Accounts payable                                                                 3,958             4,720            (2,390)
    Accrued liabilities                                                             (2,171)            1,691            (2,677)
    Client deposits and deferred revenue                                            (2,039)            4,643            (2,045)
                                                                                  --------------------------------------------
      Net cash provided by (used in) operating activities                            8,360            29,476            (8,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                               (12,359)           (4,243)           (6,342)
 Purchases of acquired entities, net of cash acquired                               (6,000)               --                --
 Capitalized software development costs                                             (5,929)           (2,807)           (2,570)
                                                                                  --------------------------------------------
      Net cash used in investing activities                                        (24,288)           (7,050)           (8,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of common stock, net of issuance costs                  10,000                --                --
 Repurchase of common stock                                                         (1,754)             (514)           (4,027)
 Exercise of employee stock options                                                  2,566             4,425             1,395
 Stock issued under employee stock purchase plan                                     1,545             1,722               264
 Issuance of shareholder loans, net                                                     --               (23)           (1,540)
 Repayment of long-term debt                                                          (304)             (138)             (687)
 Other                                                                                  --                --                (1)
                                                                                  --------------------------------------------
      Net cash provided by (used in) financing activities                           12,053             5,472            (4,596)
                                                                                  --------------------------------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (3,875)           27,898           (22,030)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        53,435            25,537            47,567
                                                                                  --------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                            $ 49,560           $53,435          $ 25,537
                                                                                  ============================================

 The accompanying notes are an integral part of these consolidated statements.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

1. ORGANIZATION AND BACKGROUND

Radiant Systems, Inc. (the "Company") provides enterprise-wide technology solutions to businesses that serve the consumer. The Company offers fully integrated retail automation solutions, including point of sale systems, consumer-activated order systems, back office management systems, headquarters-based management systems and web-enabled decision support systems. The Company's products provide integrated, end-to-end solutions that span from the consumer to the supply chain. The Company's products enable retailers to interact electronically with consumers, capture data at the point of sale, manage site operations, communicate electronically with their sites, and interact with vendors through electronic data interchange and web-based marketplaces. The Company also develops and markets a variety of intelligent, Windows CE based devices that are specific to the retail industry. In addition, the Company offers professional services focusing on technical implementation, process improvement and change management as well as hardware maintenance services and a 24-hour help desk support.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Radiant Systems, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Preparation

The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ from those estimates.

Revenue Recognition

In January 1998, the Company adopted the AICPA Statement of Position 97-2, "Software Revenue Recognition" (the "Statement"). This Statement provides guidance on recognizing revenues on software transactions and did not have a significant impact on the Company's previous licensing or revenue recognition practices.

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

     Subscription-based revenues

     In April 2000, the Company began offering its customers subscription pricing for some of its products. Contracts are generally for a period of three to five years with revenue being recognized ratably over the contract period commencing, generally, when the product has been installed and training has been completed.

     Support and Maintenance

     The Company offers its clients postcontract support in the form of maintenance, telephone support and unspecified software enhancements. Revenue from support and maintenance is generally recognized as the service is performed.

     Installation and Training

     The Company offers installation and training services to its clients. Revenue from installation and training is generally recognized at the time the service is performed.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

Payments received in advance are recorded as client deposits and deferred revenue in the accompanying balance sheets and are recognized as revenue when the related product is shipped or related revenue is earned.

Inventories

Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives of two to five years. Leasehold improvements are amortized over the terms of the respective leases or useful lives of the improvements, whichever is shorter.

     Property and equipment at December 31, 2000 and 1999 are summarized as follows (in thousands):

                                                    2000            1999
                                                 ------------------------
Computers and office equipment                   $ 15,081        $ 10,130
Leasehold improvements                              4,536           2,637
Purchased software                                  4,128           2,878
Furniture and fixtures                              3,599           2,589
Land                                                2,517              --
                                                 ------------------------
                                                   29,861          18,234
Less accumulated depreciation and amortization    (15,769)        (10,377)
                                                 ------------------------
                                                 $ 14,092        $  7,857
                                                 ========================

Depreciation expense for 2000, 1999 and 1998 was approximately $6.1 million, $4.8 million and $3.2 million, respectively.

Intangible Assets

Intangible assets consisting of goodwill, product licenses and patents are amortized using the straight-line method over four to ten years. Goodwill represents the excess of purchase price over the estimated fair value of assets acquired. Amortization of intangibles was $1.6 million, $1.3 million and $1.3 million in 2000, 1999 and 1998, respectively. Accumulated amortization was $4.4 million and $2.8 million at December 31, 2000 and 1999, respectively.

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. As more fully described in Note 5, the Company recorded an impairment charge related to certain goodwill of $400,000 during 1998. No such charges were recorded in 2000 or 1999.

Software Development Costs

Capitalized software development costs consist principally of salaries and certain other expenses directly related to the development and modification of software products. Capitalization of such costs begins when a detail program or a working model has been produced as evidenced by the completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined is not more than three years. At December 31, 2000 and 1999, accumulated amortization of capitalized software development costs was $4.4 million and $2.4 million, respectively.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

Internally Developed Software Costs

The Company applies the provisions of the AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software.

Common Stock

On February 9, 2000, the Company's Board of Directors approved a three-for-two split to be effected in the form of a stock dividend payable to shareholders of record as of March 1, 2000. On April 1, 2000, the Company effected the three-for-two stock split. Shares presented in the consolidated balance sheets and consolidated statements of shareholders' equity reflect the actual shares outstanding for each period presented. All share, per share, common stock and stock option amounts contained elsewhere in the consolidated financial statements and related notes for all periods presented have been restated to reflect the effect of this split.

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

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (in thousands):

                                                          2000        1999      1998
                                                         ----------------------------
Average common shares outstanding                        27,294      24,630    23,985

Dilutive effect of outstanding stock options              2,497       2,889        --
                                                         ------      ------    ------

Average common shares outstanding assuming dilution      29,791      27,519    23,985
                                                         ======      ======    ======


For the years ended December 31, 2000, 1999 and 1998, options with an antidilutive impact of approximately 530,000, 270,000, and 5.1 million shares of common stock were excluded from the above reconciliation.

Fair Value of Financial Instruments

The book values of cash, trade accounts receivable, trade accounts payable and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company's fair value of long-term debt was not significantly different than the stated value at December 31, 1999.

Statements of Cash Flows

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash.

Cash paid for interest was $3,000, $30,833, and $166,000 in 2000, 1999 and 1998,
respectively. Cash paid for income taxes was $120,000, $100,000, and $0 in 2000, 1999 and 1998, respectively.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

During 2000, 1999 and 1998, the Company recorded bad debt expense of approximately $425,000, $625,000, and $400,000, respectively.

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

The Company's revenues are derived from a limited number of clients. During 2000, approximately 38.0% of the Company's revenue were derived from five clients. During 1999, approximately 40.9% of the Company's revenue were derived from five clients. During 1998, approximately 30.6% of the Company's revenue were derived from six clients. During the years ended December 31, 2000, 1999 and 1998, the following clients individually accounted for more than 10.0% of the Company's revenue:

                                                     December 31,
                                       -------------------------------------
                                          2000         1999          1998
                                       -------------------------------------
Client A                                  10.2%          *           10.3%
Client B                                    *          13.3%           *

         *Accounted for less than 10.0% of total revenues for the period indicated.

At December 31, 2000, less than 1.0% of the Company's accounts receivable related to Client A.

Comprehensive Income

The Company currently has no other comprehensive income items as defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130).

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company was required to adopt FAS 133 effective January 1, 2001. The adoption did not have a material impact on the Company's results of operations.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The SAB does not change existing accounting literature on revenue recognition, but rather explains the SEC staff's general framework for revenue recognition. The adoption of SAB No. 101 did not have a material impact on the Company's results of operations.

In March 2000, the Emerging Issues Task Force issued EITF 00-03, "Application of Statement of Position 97-2 in Hosting Arrangements." The software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has a contractual right to take possession of the software at any time during the hosting period. Arrangements that do not give the customer such an option are service contracts outside the scope of SOP 97-2. This statement did not have a material impact on the Company's consolidated financial position, results of operation or cash flows during 2000.

In July 2000, the Emerging Issues Task Force issued EITF 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option." EITF 00-15 states that the income tax benefit realized by the Company upon employee exercise should be classified in the operating section of the statement of cash flows. The Company has elected to adopt EITF 00-15 as of June 2000. All comparative financial statements have been restated to reflect the change in classification within the statements of cash flows from financing activities to operating activities.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.


3. PRODUCT DEVELOPMENT EXPENDITURES

Product development expenditures, excluding purchased research and development costs for the years ended December 31, 2000, 1999 and 1998 are summarized as follows (in thousands):

                                                                          2000       1999       1998
                                                                        ------------------------------

Total development expenditures                                          $16,959     $13,932    $13,769
Less additions to capitalized software development costs prior to         5,929       2,807      2,570
 amortization
                                                                        -------     -------    -------

Product development expense                                             $11,030     $11,125    $11,199
                                                                        =======     =======    =======

The activity in the capitalized software development account during 2000, 1999 and 1998 is summarized as follows (in thousands):

                                                                        December 31,
                                                             --------------------------------------
                                                              2000             1999           1998
                                                             -------          -------        ------
Balance at beginning of period, net                          $ 5,394          $ 3,718        $1,773
Additions                                                      5,929            2,807         2,570
Amortization expense                                          (1,965)          (1,131)         (625)
                                                             -------          -------        ------
Balance at end of period, net                                $ 9,358          $ 5,394        $3,718
                                                             =======          =======        ======

Amortizaton of capitalized software costs is included in system costs of revenues in the accompanying statements of operations.

4. ACQUISITIONS

TimeCorp

On June 22, 2000, the Company consummated the acquisition of TimeCorp ("TimeCorp"), a workforce management and planning software business operation owned by VeriFone, Inc., a subsidiary of Hewlett-Packard, Inc. The purchase price consisted of $6.0 million in cash as assumption of $400,000 in liabilities and included substantially all the assets of TimeCorp, including software products, intellectual property and client contracts and was accounted for under the purchase method of accounting. Intangibles of approximately $6.4 million were recorded, which are being amortized over four to ten years.

1997 Acquisitions

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

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

5.   ACQUISITION AND OTHER NON-RECURRING CHARGES

During the second half of 1998, the Company further integrated its fiscal 1997 acquisitions ReMACS and RapidFire by consolidating their support and product development functions to its Alpharetta, Georgia location. As a result, the Company recorded a pretax charge of approximately $876,000 related to severance arrangements.

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


6.   LONG-TERM DEBT

Long-term debt, including obligations under capital leases, consists of the following (in thousands):

                                                                                                   December 31,
                                                                                              --------------------
                                                                                                 2000        1999
                                                                                              --------------------
Noninterest bearing promissory note; lump-sum payment of $6.0 million due October 31, 2005        --         4,250
 net of imputed interest of $1.8 million and $2.0 million at December 31, 1999 and 1998, respectively at an interest rate of 6.0%

Other                                                                                             --           105
                                                                                              --------------------
                                                                                                  --         4,355

Less current portion                                                                              --          (105)
                                                                                              --------------------

                                                                                                  --        $4,250
                                                                                              ====================

On March 30, 2000 the Company and the former sole shareholder of RapidFire reached an agreement whereby the Company paid the former shareholder $200,000 and forgave a $1.5 million note receivable, and in return, was relieved in full of its indebtedness to the shareholder. This indebtedness consisted of a noninterest-bearing note with a lump-sum payment of $6.0 million due October 31, 2005 ($4.3 million at December 31, 1999) and was issued October 31, 1997 as part of the Company's acquisition of RapidFire. As a result of this early extinguishment of debt, the Company recorded an extraordinary gain of approximately $2.5 million, net of taxes of $1.0 million, during 2000.


7.   INCOME TAXES

The following summarizes the components of the income tax provision (benefit) (in thousands):

                                                           2000        1999          1998
                                                          ------      ------        -------
Current taxes:
Federal                                                   $1,513      $5,311        $    --
State                                                        216         759             --
Deferred taxes                                                44      (1,078)        (2,265)
                                                          ------      ------        --------
Income tax provision (benefit)                            $1,773      $4,992        $(2,265)
                                                          ======      ======        =======

In addition to the above, the Company recorded a tax expense of $1.0 million in 2000 related to the extraordinary gain from early extinguishment of debt.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes. Reconciliation of these differences is as follows:

                                                          2000          1999        1998
                                                         ------        ------      ------
Statutory federal tax rate                                35.0 %        35.0 %     (35.0) %
State income taxes, net of federal tax benefit             5.0           5.0        (5.0)
Research and development tax credit                      (10.5)           --          --
Other                                                     (0.4)         (0.4)         --
                                                         -----          ----       -----
                                                          29.1 %        39.6 %     (40.0) %
                                                         =====          ====       =====

The components of the net deferred tax asset as of December 31, 2000 and 1999 are as follows (in thousands):

                                                          2000               1999
                                                        -------            -------
Deferred tax assets:
 Net operating loss carryforward                        $ 3,058             $ 2,207
 Research tax credit                                      2,400                  --
 Inventory reserve                                          697                 694
 Depreciation                                             1,091                 245
 Allowance for doubtful accounts                          1,107                 875
 Intangibles                                              2,982               3,876
 Deferred revenue                                            --                 221
                                                        -------             -------
                                                         11,335               8,118
Valuation allowance                                      (1,907)               (507)
                                                        -------             -------
   Total deferred tax assets                              9,428               7,611
                                                        -------             -------

Deferred tax liabilities:
 Capitalized software                                    (3,743)             (2,158)
 Other basis differences                                   (352)               (164)
                                                                            -------
   Total deferred tax liabilities                        (4,095)             (2,322)
                                                        -------             -------
Net deferred tax asset                                  $ 5,333             $ 5,289
                                                        =======             =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2000 and 1999, the Company had potential tax benefits of $5.4 million and $2.2 million, respectively, related to research and development tax credits and net operating loss carryforwards for income tax purposes.

The net operating loss carryforwards are primarily attributable to tax deductions related to the exercise of stock options. At December 31, 2000 and 1999, the tax benefit related to the stock options exercised totaled approximately $3.3 million and $3.2 million, respectively. Because stock option deductions are not recognized as an expense for financial purposes, the tax benefit for stock option deductions must be credited to additional paid-in capital.

The tax losses and tax credit carryforwards (if not utilized against taxable income) expire from 2012 to 2020. A valuation allowance of $1.9 million and $507,000 has been provided at December 31, 2000 and 1999, respectively, to offset the related deferred tax assets due to uncertainty of realizing the benefit of the loss carryforwards and tax credits.

As of December 31, 2000, the Company has recorded a net deferred tax asset of $5.3 million. Realization is dependent upon generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


8.   COMMITMENTS AND CONTINGENCIES

Leases
The Company leases office space, equipment and certain vehicles under noncancelable operating lease agreements expiring on various dates through 2009. At December 31, 2000, future minimum rental payments for noncancelable leases with terms in excess of one year were as follows (in thousands):

        2001                                        $ 5,822
        2002                                          5,306
        2003                                          5,021
        2004                                          4,348
        2005                                          3,948
        Thereafter                                   15,059

Total rent expense under operating leases was approximately $3.2 million, $4.2 million, and $2.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. See Note 13.

Employment Agreements

As of December 31, 1997 the Company had entered into employment agreements with eight employees. During 1998, four of the employees under employment agreements terminated their employment with the Company, including the former sole shareholder of RapidFire, and the primary shareholders of ReMACS and PrysmTech. During 1999, another employee under an employment agreement terminated his employment with the Company. As of December 31, 2000, the Company has no further obligation under such agreements.

Under each of the remaining three employment agreements, in the event employment is terminated (other than voluntarily by the employee or by the Company for cause or upon the death of the employee), the Company is committed to pay certain benefits, including specified monthly severance of not more than $13,000 per month. The benefits are to be paid from the date of termination to June 2002.


9.   SHAREHOLDERS' EQUITY

Stock

Stock Offerings

On March 3, 2000, the Company entered into an agreement with America Online, Inc. ("AOL") and MovieFone, Inc., a subsidiary of AOL ("MF" or collectively AOL Moviefone), to form a strategic relationship in the retail point of sale business. This relationship, among other aspects, entails a ten-year marketing and development agreement whereby the Company will develop and manufacture point of sale systems and services for sale to the entertainment industry pursuant to MF's specifications, which will make such point of sale systems interoperable with MF's remote entertainment and event ticketing services. The relationship also contemplates future collaborative efforts between the companies. As part of this relationship, AOL purchased $10.0 million of the Company's common stock at a price of $10 per share. In addition, AOL has agreed to invest $25.0 million in a to-be-formed subsidiary of the Company to engage in consumer interactive businesses other than in the entertainment industry (e.g., interactive fuel and dispenser business and interactive restaurant self-ordering business). In return for its investment, AOL will receive a 15% equity interest in the form of preferred stock of this subsidiary. To the extent AOL does not invest $25.0 million in the to-be-formed subsidiary, AOL has agreed to invest the balance in another to be formed subsidiary of the Company or purchase common stock of the Company at the then current market price. See Note 13.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


Stock Repurchase Program

On September 18, 1998, the Company's Board of Directors authorized the Company to repurchase up to 3.0 million shares of its common stock from time to time in the open market, negotiated or block transactions. During 2000, the Company repurchased and subsequently retired approximately 90,000 shares at prices ranging from $18 1/4 to $19 15/16 per share, for total consideration of approximately $1.8 million. During 1998 and 1999, the Company repurchased and subsequently retired approximately 680,000 shares at prices ranging from $6 3/8 to $8 per share, for total consideration of approximately $4.5 million.

Preferred Stock

In January 1997, the Company authorized 5,000,000 shares of preferred stock with no par value. The Company's Board of Directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

Deferred Compensation

As part of the acquisition of Twenty/20, the Company granted two employees options to purchase 140,000 shares of the Company's common stock at an exercise price less than the fair market value of the Company's common stock on the date of such grant. In connection with the issuance of 100,000 options, which vested immediately, the Company recorded a nonrecurring compensation charge of $1.2 million. Additionally, the Company recorded $303,500 as deferred compensation for 40,000 options that vested over four years, for the excess of the fair market value of the Company's common stock on the date of grant over the aggregate exercise price of such options. The deferred compensation is being amortized ratably over the four-year vesting period. Also during 1997, the Company issued certain employees options to purchase 26,500 of shares of the Company's common stock at a price less than fair market value on the date of grant. Deferred compensation of $323,375 was recorded and is being amortized ratably over a four-year vesting period.


10.  EMPLOYEE BENEFITS

Stock-Based Compensations Plans

Employee Stock Purchase Plan

In April 1998, the Company's Board of Directors adopted the 1998 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, an aggregate of 1,500,000 shares of common stock is reserved for purchase by qualified employees, at 85.0% of the appropriate market price. The ESPP provides that qualified employees may purchase shares at the lower of the market price in effect on the day the offering starts or the day the offering terminates. In 2000, 1999 and 1998, the Company issued approximately 82,000, 195,000 and 43,000 shares under the ESPP at an average price of $19.00, $8.82 and $6.27 per share, respectively.

Directors Stock Option Plan

During 1997, the Company's Board of Directors adopted the Non-Management Directors' Stock Option Plan (the "Directors' Plan") for non-management directors of the Company, under which the Company may grant up to 150,000 options to nonemployee directors of the Company to purchase shares of the Company's common stock. Options are granted at an exercise price, which is not less than fair value as estimated by the Board of Directors. Initial grants to new directors are exercisable over three years, while annual grants are exercisable six months after the grant date. Options granted under the Plan expire ten years from the date of grant. During 2000, the Company granted 10,000 options under the Directors' Plan. At December 31, 2000 the Company has granted 100,000 options under the Directors' Plan.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


1995 Stock Option Plan

The Company's 1995 Stock Option Plan (the "Plan"), as amended, provides for the issuance of up to 13,000,000 incentive and nonqualified stock options to key employees. Options are granted at an exercise price which is not less than fair value as estimated by the Board of Directors and become exercisable as determined by the Board of Directors, generally over a period of four to five years. Options granted under the Plan expire ten years from the date of grant. At December 31, 2000, options to purchase 4,080,591 shares of common stock were available for future grant under the Plan. The Company has granted 811,035 nonqualified stock options outside the Plan, of which, 539,235 have been cancelled and 271,800 have been exercised.

Sharp declines in the market price of the Company's common stock during 1998 resulted in many outstanding employee stock options being exercisable at prices that exceeded the current market price, thereby substantially impairing the effectiveness of such options as performance incentives. Consistent with the Company's philosophy of using such equity incentives to motivate and retain management and employees, the Company's Board of Directors determined it to be in the best interests of the Company and its shareholders to restore the performance incentives intended to be provided by employee stock options by repricing such options at a price equal to the average price since the decline, or $4.60 per share. Certain stock options of non-management directors and executive management were not repriced from their original exercise price. Consequently, on September 18, 1998, the Board of Directors of the Company decided to cancel and reissue certain employee stock options which had exercise prices in excess of such price.

Stock option activity for each of the three years ended December 31, 2000 is as follows (in thousands, except weighted average exercise price):

                                         2000                        1999                          1998
                                ----------------------------------------------------------------------------------------
                                          Weighted-Average             Weighted-Average                Weighted-Average
                                  Shares   Exercise Price    Shares     Exercise Price        Shares    Exercise Price
                                ----------------------------------------------------------------------------------------
Outstanding at beginning of year  5,216       $ 7.91          5,806         $ 3.01            6,992         $ 4.67
Granted                           1,257        25.16          2,124          14.71            2,465           5.63
Canceled                           (452)       13.84           (680)          4.36           (2,681)         10.43
Exercised                        (1,210)        2.14         (2,034)          2.24             (970)          1.41
                                -------       ------         ------         ------          -------         ------
Outstanding at end of year        4,811        13.36          5,216         $ 7.91            5,806         $ 3.01
                                =======       ======         ======         ======          =======         ======
Options exercisable at end of
 year                             1,394       $ 7.65            815         $ 4.40            1,503         $ 3.51
                                =======       ======         ======         ======          =======         ======

The following table sets forth the range of exercise prices, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date (in thousands, except weighted average price and remaining contractual life):

                                     Options Outstanding                                   Options Exercisable
                           -----------------------------------------------------------------------------------------
                                                                    Weighted-
                                                                     Average
                                                 Weighted-          Remaining                          Weighted-
         Range of              Number of          Average          Contractual           Number         Average
      Exercise Price            Shares             Price           Life (Years)        of Shares         Price
--------------------------------------------------------------------------------------------------------------------
        $0.67-$4.50                856            $ 2.56               6.29                514           $ 1.93
        $4.58-$7.00              1,084              4.83               6.76                410             4.64
        $7.29-$20.88             1,014             11.15               8.43                227             9.54
       $21.50-$22.83             1,277             22.51               9.18                228            22.83
       $23.75-$45.58               580             28.99               9.26                 15            26.79
                                ------                                                 -------
           Total                 4,811            $13.36                                 1,394           $ 7.65
                                ======                                                 =======

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


Fair Value Disclosure

The Company has elected to account for its stock-based compensation plan under APB 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 2000, 1999 and 1998 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions used for grants in 2000, 1999 and 1998:

                                                       2000              1999               1998
                                                  --------------------------------------------------
Risk free interest rate                                  5.75%              5.75%               4.8%
Expected dividend yield                                   0.0%               0.0%               0.0%
Expected lives                                      4.0 years          4.0 years          4.5 years
Expected volatility                                        90%              81.0%              68.0%


The total value of the options granted during the years ended December 31, 2000, 1999 and 1998 were computed as approximately $21.3 million, $18.8 million, and $4.7 million, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS 123, the Company's reported pro forma net income (loss) and pro forma net income (loss) per share for the years ended December 31, 2000, 1999 and 1998 would have resulted in the following pro forma amounts (in thousands, except per share data):

                                                          2000               1999              1998
                                                     --------------------------------------------------
Net income (loss):
 As reported                                           $ 6,781             $7,609           $(3,395)
 Pro forma                                              (2,644)             4,509            (7,559)
Basic:
 As reported                                           $  0.24             $ 0.31           $ (0.14)
 Pro forma                                               (0.10)              0.18             (0.32)
Diluted:
 As reported                                           $  0.23             $ 0.28           $ (0.14)
 Pro forma                                               (0.09)              0.16             (0.32)

Employee Benefit Plan

The Company has a 401(k) profit-sharing plan (the "401(k) Plan") available to all employees of the Company who have attained age 21. The 401(k) Plan includes a salary deferral arrangement pursuant to which employees may contribute a minimum of 1.0% and a maximum of 15.0% of their salary on a pretax basis. The Company may make both matching and additional contributions at the discretion of the Company's Board of Directors. The Company made contributions of $372,000, $0 and $0 during 2000, 1999 and 1998.

11.  RELATED-PARTY TRANSACTIONS

As part of the acquisition of RapidFire, the Company agreed to loan the former sole shareholder of RapidFire $1.5 million. During 1998, the Company advanced $1.5 million under the loan agreement. As more fully described in Note 6, an agreement was reached between the Company and the former sole shareholder and this note was repaid in full. Interest income recorded during 2000, 1999 and 1998 related to this note was approximately $19,000, $75,000 and $58,000, respectively.

During 1998 and 1999, a shareholder received two loans from the Company in the aggregate amount outstanding of $181,750 at December 31, 1999. The loans bear interest at 5.5% and are payable in certain specified increments beginning September 2001, with final payment due April 2002. Interest income recorded during 2000, 1999 and 1998 related to the notes was approximately $11,000, $8,000 and $1,000, respectively.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


12. SEGMENT REPORTING DATA

Prior to January 1, 2000 the Company operated through two primary reportable segments (i) Global Solutions and (ii) Regional Solutions. Effective January 1, 2000, the Company restructured its business units and as a result, currently operates under one segment, providing enterprise technology solutions to businesses that serve the consumer. To date, the Company's product applications have been focused on the convenience store, hospitality and food service, and entertainment markets, as these markets require many of the same product features and functionality.

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

The summary of the Company's operating segments is as follows (in thousands):

                                                            For the year ended December 31, 2000
                                ----------------------------------------------------------------------------------------
                                     Petroleum/       Hospitality
                                     Convenience        And Food
                                        Store           Service        Entertainment        Other        Consolidation
                                ----------------------------------------------------------------------------------------
Revenues                                $68,882        $32,318              $22,994      $ 3,850            $128,044
Contribution margin                      21,858            738                6,400         (751)           $ 28,245
Operating income (loss)                   7,979         (5,743)               2,681       (1,123)              3,794
Identifiable assets (1)                 $11,821        $18,875              $ 3,879      $96,686            $131,261



                                                            For the year ended December 31, 1999
                                ----------------------------------------------------------------------------------------
                                     Petroleum/       Hospitality
                                     Convenience        And Food
                                        Store           Service        Entertainment         Other        Consolidation
                                -----------------------------------------------------------------------------------------
Revenues                                $61,240        $29,827              $38,599            --            $129,666
Contribution margin                      15,940          3,071               15,589       $(1,461)             33,139
Operating income (loss)                   7,202         (3,483)               8,730        (1,461)             10,988
Identifiable assets (1)                 $ 8,105        $13,466              $ 8,769       $81,659            $111,999


                                                            For the year ended December 31, 1998
                                ----------------------------------------------------------------------------------------
                                     Petroleum/      Hospitality
                                    Convenience        And Food
                                       Store           Service        Entertainment         Other        Consolidation
                                ----------------------------------------------------------------------------------------
Revenues                               $44,186        $22,253              $16,496            --             $82,935
Contribution margin                      8,205          1,376                4,194        (1,333)             12,442
Acquisition and other
 non-recurring charges                      --          1,276                   --            --               1,276
Operating income (loss)                     25         (6,983)                 831        (1,333)             (7,460)
Identifiable assets (1)                $11,197        $13,800              $ 5,308       $53,861              84,166

     (1) Identifiable assets allocated between the segments are comprised primarily of accounts receivable and intangible assets. All assets included in the Other segment are shared among all segments.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


13.  SUBSEQUENT EVENTS (Unaudited)

On January 23 and 26, 2001, respectively, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision was made to reduce costs and consolidate operations at the Company's headquarters in Alpharetta, Georgia. The Hillsboro office had served primarily as a sales office for the Company's small business food products, while the Pleasanton office had served primarily as a sales office for hospitality and food service products. The office closure costs related to these two offices are comprised of severance benefits, relocation expenses and lease reserves. As part of the closings, the Company terminated 25 of the 34 employees. In accordance with U.S. labor law and practice, the Company paid during 2001, one-time severance benefits to all terminated employees in the aggregate amount of approximately $200,000. The Company will record a charge of approximately $1.1 million associated with this action during its first quarter ended March 31, 2001.

On March 3, 2000, AOL agreed, among other items, to invest $25.0 million in the to-be-formed subsidiary of the Company to engage in consumer interactive businesses other than in the entertainment industry (e.g., interactive fuel and dispenser business and interactive restaurant self-ordering business), with any amount not invested by AOL to be callable by the Company into common shares of the Company. On March 19, 2001, the Company and AOL amended this strategic relationship. Based on the new agreement, the Company's theater exhibition point-of-sale and management systems solution will become AOL Moviefone's preferred offering in the cinema and entertainment industry. In addition, the Company will support AOL Moviefone's current clients' operating its MARS point of sale product. Additionally, both companies have agreed not to pursue forming a subsidiary to address potential business-to-consumer applications over the Internet. Alternatively, AOL, as part of the amended agreement, has agreed to fund an undisclosed amount of money to enable current MARS clients to upgrade to the Company's systems and for the Company to perform certain professional services for AOL and certain MARS' clients.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


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


                                                                                 Quarter ended
                                                                     Mar. 31,  June 30,  Sept 30,  Dec. 31,
                                                                       2000      2000      2000      2000
                                                                     --------------------------------------
                                                                     (In thousands, except per share data)
Revenues:
 System sales                                                         $21,130   $18,956   $18,862   $21,039
 Client support, maintenance and other services                        11,286    11,321    12,384    13,066
                                                                      -------------------------------------
  Total revenues                                                       32,416    30,277    31,246    34,105
Cost of revenues:
System sales                                                            9,989     8,596     9,477    11,558
Client support, maintenance and other services                          8,712     9,458     9,678     9,508
                                                                      -------------------------------------
  Total cost of revenues                                               18,701    18,054    19,155    21,066
                                                                      -------------------------------------
Gross profit                                                           13,715    12,223    12,091    13,039
Operating expenses:
 Product development                                                    2,191     2,963     3,059     2,817
 Sales and marketing                                                    2,901     3,280     3,062     3,477
 Depreciation and amortization                                          1,605     1,802     2,090     2,209
 General and administrative                                             3,379     4,049     3,854     4,536
                                                                      -------------------------------------

Income from operations                                                  3,639       129        26        --
                                                                      -------------------------------------

Interest income, net                                                      707       885       792       856
                                                                      -------------------------------------
Income before income tax and extraordinary item                         4,346     1,014       818       856

Income tax provision (benefit)                                          1,734       406       328      (695)
                                                                      -------------------------------------
Income before extraordinary item                                        2,612       608       490     1,551

Gain on early extinguishment of debt, net of taxes                      1,520        --        --        --
                                                                      -------------------------------------
Net income                                                            $ 4,132   $   608   $   490   $ 1,551
                                                                      =====================================

Basic income per share:
 Income before extraordinary item                                     $  0.10   $  0.02      0.02   $  0.06
 Extraordinary gain on early extinguishment of debt                      0.05        --        --        --
                                                                      -------------------------------------
   Total basic income per share                                       $  0.15   $  0.02      0.02   $  0.06
                                                                      =====================================

Diluted income per share:
 Income before extraordinary item                                     $  0.09   $  0.02   $  0.02   $  0.05
 Extraordinary gain on early extinguishment of debt                      0.05        --        --        --
                                                                      -------------------------------------
   Total diluted income per share                                     $  0.14   $  0.02   $  0.02   $  0.05
                                                                      =====================================

Weighted average shares outstanding:
 Basic                                                                 26,438    27,410    27,571    27,645
                                                                      =====================================
 Diluted                                                               29,711    29,803    29,727    29,719
                                                                      =====================================

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



                                                                                 Quarter ended
                                                                     Mar. 31,   June 30,  Sept. 30, Dec. 31,
                                                                       1999       1999      1999      1999
                                                                      --------------------------------------
                                                                      (In thousands, except per share data)
Revenues:
 System sales                                                         $17,235    $21,316   $24,949   $28,446
 Client support, maintenance and other services                         7,039      9,264     9,981    11,436
                                                                      --------------------------------------
  Total revenues                                                       24,274     30,580    34,930    39,882
Cost of revenues:
System sales                                                            8,484     10,519    12,295    14,703
Client support, maintenance and other services                          5,886      7,234     7,893     8,976
                                                                      --------------------------------------
  Total cost of revenues                                               14,370     17,753    20,188    23,679
                                                                      --------------------------------------
Gross profit                                                            9,904     12,827    14,742    16,203
Operating expenses:
 Product development                                                    2,575      2,945     2,640     2,965
 Sales and marketing                                                    2,927      3,159     3,034     3,182
 Depreciation and amortization                                          1,379      1,551     1,536     1,591
 General and administrative                                             3,159      3,194     3,190     3,661
                                                                      --------------------------------------

Income (loss) from operations                                            (136)     1,978     4,342     4,804

Interest income, net                                                      343        342       408       520
                                                                      --------------------------------------

Income before income taxes                                                207      2,320     4,750     5,324

Income tax provision                                                       83        928     1,900     2,081
                                                                      --------------------------------------
Net income                                                            $   124    $ 1,392   $ 2,850   $ 3,243
                                                                      ======================================


Basic and diluted income per share:
 Basic income per share                                               $  0.01    $  0.06   $  0.11   $ 0.13
                                                                      ======================================
 Diluted income per share                                             $  0.01    $  0.05   $  0.10    $ 0.11
                                                                      ======================================

Weighted average shares outstanding:
 Basic                                                                 24,117     24,470    24,804    25,062
                                                                      ======================================
 Diluted                                                               26,237     26,948    27,719    28,154
                                                                      ======================================

Net income per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

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

     Report of Independent Public Accountants

     Consolidated Balance Sheets at December 31, 2000 and 1999

     Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

     2. Financial Statement Schedules. No schedules are included with this Report, as they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

     3.   Exhibits.

     The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from
(i) a Registration Statement on Form S-1 for the Registrant, Registration No. 3 33-17723, as amended (referred to herein as "2/97 S-1"), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (referred to herein as "6/97 S-1"), (iii) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-41291 (referred to herein as "1997 S-8"), (iv) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-62157 (referred to herein as "1998 S-8"), (v) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-62151 (referred to herein as "ESPP S-8"), (vi) the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-22065 (referred to herein as "1998 10-K"), (vii) the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the "March 2000 10-Q") and (viii) the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "June 2000 10-Q"). Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

Exhibit
Number              Description of Exhibit
--------------------------------------------------------------------------------------------------------------------------
*3. (i)             Amended and Restated Articles of Incorporation (2/97 S-1)

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

*10.13              Non-Management Directors' Stock Option Plan (6/97 S-1)

*10.14              Securities Purchase Agreement dated as of March 3, 2000 by and between Radiant Systems, Inc. and
                    America Online, Inc. (March 2000 10-Q)

*10.15              Marketing and Development Agreement dated as of March 3, 2000 by and among Radiant Systems, Inc.
                    America Online, Inc. and AOL Moviefone, Inc. (March 2000 10-Q)**

*10.16              Asset Purchase Agreement dated June 14, 2000 by and between Radiant Systems, Inc. and Hewlett-
                    Packard Company and Verifone, Inc. (June 2000 10-Q)

*10.17              Amendment No. 1 to Asset Purchase Agreement dated as of June 22, 2000 by and among Radiant.
                    Systems, Inc., Hewlett-Packard Company and Verifone, Inc. (June 2000 10-Q)

*21.1               Subsidiaries of the Registrant (1998 10-K)

23.1                Consent of Arthur Andersen LLP

 **Confidential treatment has been granted for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with this rule, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

In accordance with the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Alpharetta, State of Georgia on March 30, 2000.


                                    RADIANT SYSTEMS, INC.

                                    /s/ Erez Goren
                                    -----------------------------
                                    By:  Erez Goren
                                    Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                                    Title                                 Date
---------------------------------------------------------------------------------------------------
/s/ Erez Goren                      Co-Chairman of the Board and                March 30, 2001
-----------------------------       Chief Executive Officer
Erez Goren                          (principal executive officer)


/s/ Alon Goren                      Co-Chairman of the Board and               March 30, 2001
-----------------------------       Chief Technology Officer
Alon Goren


/s/ John H. Heyman                  Executive Vice President,                  March 30, 2001
-----------------------------       Chief Financial Officer and
John H. Heyman                      Director (principal financial officer)


/s/ Paul J. Ilse                    Vice President, Finance                    March 30, 2001
-----------------------------       (principal accounting officer)
Paul J. Ilse


/s/ James S. Balloun                Director                                   March 30, 2001
-----------------------------
James S. Balloun


/s/ Evan O. Grossman                Director                                   March 30, 2001
-----------------------------
Evan O. Grossman

                                 EXHIBIT INDEX

Exhibit
Number             Description of Exhibit
-----------------------------------------------------------
23.1               Consent of Arthur Andersen LLP