Form 10-Q
period 2001-03-31
RADIANT SYSTEMS INC
filed 2001-05-15
CIK 845818

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                            Commission File Number:
     March 31, 2001                                           0-22065


                             RADIANT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


          Georgia                                               11-2749765
-------------------------------------------------------------------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


3925 Brookside Parkway, Alpharetta, Georgia                        30022
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Issuer's telephone number, including area code:                 (770) 576-6000



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

                                      Yes   X      No
                                          -----       -----



The number of the registrant's shares outstanding as of May 8, 2001 was 27,739,077.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS



PART I:   FINANCIAL INFORMATION                                         PAGE NO.

 Item 1:  Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2001
          (unaudited) and December 31, 2000 (audited)                       3

          Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 2001 and 2000 (unaudited)            4


          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2001 and 2000 (unaudited)            5

          Notes to Condensed Consolidated Financial Statements
          (unaudited)                                                      6-8

 Item 2:  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        9-14

 Item 3:  Quantitative and Qualitative Disclosures About Market Risks       14


PART II:  OTHER INFORMATION

 Item 6:  Exhibits and Reports on Form 8-K                                  15

 Signatures                                                                 15

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                               March 31,   December 31,
                                                                 2001          2000
                                                              ----------   ------------
                                                              (unaudited)
                                     ASSETS
Current assets

 Cash and cash equivalents                                    $ 46,332      $ 49,560
 Accounts receivable, net                                       22,937        22,302
 Inventories                                                    16,507        17,172
 Other short-term assets                                         4,408         4,722
                                                              --------      --------
       Total current assets                                     90,184        93,756

Property and equipment, net                                     13,793        14,092
Software development costs, net                                 10,894         9,358
Other long-term assets                                          13,486        14,055
                                                              --------      --------
                                                              $128,357      $131,261
                                                              ========      ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable and accrued liabilities                     $ 12,623      $ 16,486
 Client deposits and unearned revenue                            8,571         6,388
                                                              --------      --------
       Total current liabilities                                21,194        22,874

Shareholders' equity
 Common stock, no par value; 100,000,000 shares authorized;
  27,687,919 and 27,647,830 shares issued and outstanding            0             0
 Additional paid-in capital                                    114,944       116,543
 Accumulated deficit                                            (7,781)       (8,156)
                                                              --------      --------
       Total shareholders' equity                              107,163       108,387
                                                              --------      --------
                                                              $128,357      $131,261
                                                              ========      ========



             The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                   Unaudited

                                                     For the three months ended
                                                              March 31,
                                                           2001      2000
                                                        ---------- ----------
Revenues:
  System sales                                            $20,499  $21,130
  Client support, maintenance and other services           13,498   11,286
                                                          -------  -------
    Total revenues                                         33,997   32,416

Cost of revenues:
  System sales                                             10,496    9,989
  Client support, maintenance and other services            8,983    8,712
                                                          -------  -------
    Total cost of revenues                                 19,479   18,701
                                                          -------  -------

Gross profit                                               14,518   13,715

Operating Expenses:
  Product development                                       2,454    2,191
  Sales and marketing                                       4,715    2,901
  Depreciation and amortization                             2,324    1,605
  Non-recurring charges                                     1,023       --
  General and administrative                                3,998    3,379
                                                          -------  -------

Income from operations                                          4    3,639

Interest income, net                                          573      707
                                                          -------  -------

Income before income tax and extraordinary item               577    4,346

Income tax provision                                          202    1,734
                                                          -------  -------

Income before extraordinary item                              375    2,612

Extraordinary item:
Gain on early extinguishment of debt, net of taxes             --    1,520
                                                          -------  -------

Net income                                                $   375  $ 4,132
                                                          =======  =======

Basic income per share:
  Income before extraordinary item                        $  0.01  $  0.10
  Extraordinary income on early extinguishment of debt         --     0.06
                                                          -------  -------
    Total basic income per share                          $  0.01     0.16
                                                          =======  =======

Diluted income per share:
  Income before extraordinary item                        $  0.01  $  0.09
  Extraordinary income on early extinguishment of debt         --     0.05
                                                          -------  -------
    Total diluted income per share                        $  0.01  $  0.14
                                                          =======  =======

Weighted average shares outstanding:
  Basic                                                    27,674   26,438
  Diluted                                                  29,442   29,711
                                                          =======  =======

             The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   Unaudited

                                                                 For the three months ended
                                                                        March 31,
                                                                     2001           2000
                                                                 ------------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                       $    375          $ 4,132
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
 Gain on early extinguishment of debt                                   --           (1,518)
 Amortization of deferred compensation                                  17               13
 Depreciation and amortization                                       3,183            2,075
 Imputed interest on shareholder note                                   --               57
 Changes in assets and liabilities:
  Accounts receivable                                                 (635)          (2,310)
  Inventories                                                          665              164
  Other assets                                                         399            1,083
  Accounts payable and accrued liabilities                          (3,863)          (3,736)
  Client deposits and deferred revenue                               2,183           (1,491)
                                                                   -------          -------

     Net cash provided by (used in) operating activities             2,324           (1,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                (1,869)          (4,333)
 Capitalized software development costs                             (2,067)            (997)
                                                                   -------          -------

     Net cash used in investing activities                          (3,936)          (5,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of employee stock options                                    428            1,325
 Repurchase of common stock                                         (2,044)              --
 Issuance of common stock                                               --           10,000
 Principal payments under long-term debt                                --             (304)
                                                                   -------          -------

     Net cash (used in) provided by financing activities            (1,616)          11,021
                                                                   -------          -------

 (Decrease) increase in cash and cash equivalents                   (3,228)           4,160

 Cash and cash equivalents at beginning of year                     49,560           53,435
                                                                   -------          -------
 Cash and cash equivalents at end of period                        $46,332          $57,595
                                                                   =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                         $   --           $    --
                                                                   -------          -------
  Income taxes                                                     $    80          $    30
                                                                   =======          =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Radiant Systems, Inc. (the "Company") management, these condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary for fair presentation of the consolidated financial condition and results of operations for these periods. The interim results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements as filed in its Annual Report on Form 10-K for the year ended December 31, 2000.


2.    Net Income Per Share

Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (in thousands):

                                                     For the three months ended
                                                               March 31,
                                                     --------------------------
                                                             2001    2000
                                                           -------  ------
     Average common shares outstanding                      27,674  26,438

     Dilutive effect of outstanding stock options            1,768   3,273
                                                            ------  ------

     Average common shares outstanding assuming dilution    29,442  29,711
                                                            ======  ======

For the quarters ended March 31, 2001 and 2000, options with an antidilutive impact of approximately 648,000 and 4,000, respectively, shares of common stock were excluded from the above reconciliation.

3.    Segment Reporting Data

Prior to January 1, 2000 the Company operated through two primary reportable segments (i) Global Solutions and (ii) Regional Solutions. Effective January 1, 2000, the Company restructured its business units and as a result, currently operates under one segment, providing enterprise technology solutions to
businesses that serve the consumer.   To date, the Company's product
applications have been focused primarily on the petroleum, convenience and automotive markets; the cinema and entertainment market; and the hospitality and food service market, as these markets require many of the same product features and functionality. Revenues from these markets for the quarters ended March 31, 2001 and 2000 are as follows (in thousands):

                                                2001      2000
                                               -------   -------
     Petroleum, convenience and automotive     $16,910   $16,656
     Cinema and entertainment                    6,324     7,900
     Hospitality and food service               10,511     7,860
     Other                                         252        --
                                               -------   -------
     Total revenues                            $33,997   $32,416
                                               =======   =======

The Company distributes it's technology both within the United States and internationally. During the first quarter ended March 31, 2001 and 2000, international sales as a percentage of total revenues were 5.5% and 5.1%, respectively.

4.    Significant Events

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

On January 23 and 26, 2001, respectively, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision was made to reduce costs and consolidate operations at the Company's headquarters in Alpharetta, Georgia. The Hillsboro office had served primarily as a sales office for the Company's small business food products, while the Pleasanton office had served primarily as a sales office for hospitality and food service products. The office closure costs related to these two offices are comprised primarily of severance benefits and lease reserves. As part of the closings, the Company terminated 25 of the 34 employees. As a result, the Company recorded a non-recurring charge of approximately $1.0 million associated with this action during its first quarter 2001. The Company paid one-time severance benefits to all terminated employees in the aggregate amount of approximately $200,000 during the first quarter 2001. The Company expects the remaining severance benefits, lease and other exit costs to be paid by the end of the first quarter 2002.

On March 3, 2000, the Company entered into an agreement with America Online, Inc. and Moviefone, Inc. (collectively "AOL"), whereby AOL agreed, among other items, to invest $25.0 million in a to-be-formed subsidiary of the Company to engage in consumer interactive businesses other than in the entertainment industry (e.g., interactive fuel and dispenser business and interactive restaurant self-ordering business), with any amount not invested by AOL to be callable by the Company into common shares of the Company. On March 19, 2001, the Company and AOL amended this strategic relationship. Based on the new agreement, the Company's theater exhibition point-of-sale and management systems solution will become AOL Moviefone's preferred offering in the cinema and entertainment industry. In addition, the Company will support AOL Moviefone clients operating the MARS point of sale product. Additionally, both companies have agreed not to pursue forming a subsidiary to address potential business-to-consumer applications over the Internet. Alternatively, AOL, as part of the amended agreement, has agreed to fund an amount of money to enable current MARS clients to upgrade to the Company's systems and for the Company to perform certain professional services for AOL and certain MARS' clients.

On April 23, 2001, the Company announced a definitive agreement to acquire Breeze Software Proprietary Limited, a leading provider of software applications for retailers in the Australian and Asia-Pacific marketplaces. The transaction included the purchase of all the issued and outstanding capital stock of Breeze, and was closed May 9, 2001.

5.    Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted FAS 133 effective January 1, 2001. The adoption did not have a material impact on the Company's results of operations.

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

In 1999, the Company began developing its new generation of management systems products -- WAVE. This product architecture is designed to combine and expand the functionality of its Site Management Systems and Headquarter-Based Management Systems. The Company's architecture and platforms for these products are entirely web-based, which the Company believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retailers. Management believes that these products will strengthen its product offerings by providing integrated, end-to-end solutions that span from the consumer to the supply chain.

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

In connection with its strategy to develop ASP-delivered products, in April 2000 the Company began converting certain new and existing products to a subscription-based pricing model. Under this subscription-pricing model, clients will pay a fixed, monthly fee for use of WAVE and the necessary hosting services to utilize those applications and solutions. This represents a change in the Company's historical pricing model in which clients were charged an initial licensing fee for use of the Company's products and continuing maintenance and support during the license period. The Company began offering its products and services on the subscription-pricing model in the second quarter of 2000. The Company will initially continue to derive a majority of its revenue from its traditional sales model of one-time software license revenues, hardware sales and software maintenance and support fees that will be paid by existing clients. However, as a result of the transition to the subscription-pricing model and the decline of revenues from legacy site management and headquarters solutions, the Company expects to see a decline in the one-time revenues from software license fees and hardware sales, replaced over time by monthly subscription fees. In addition, the Company expects revenue from maintenance and support from existing clients to decline and to be replaced by subscription fees as existing clients convert to the subscription-pricing model. Although the Company's subscription-based revenues to date have been immaterial to total revenues; the Company expects the percentage of revenue that is recurring in nature to increase substantially as a result of the change to a subscription-pricing model.

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


Results of Operations

Three months ended March 31, 2001 compared to three months ended March 31, 2000

System Sales. The Company derives the majority of its revenues from sales and licensing fees for its headquarters, back office management and point of sale solutions. Systems sales decreased 3.0% to $20.5 million for the quarter ended March 31, 2001 (the "first quarter 2001"), compared to $21.1 million for the quarter ended March 31, 2000 (the "first quarter 2000"). This decrease was primarily the result of the Company's strategy to convert certain new and existing products and clients to the subscription-pricing model, as well as declining sales to entertainment industry clients as a result of financial difficulties being experienced by these clients.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services, which increased 19.6% to $13.5 million for the first quarter 2001, compared to $11.3 million for the first quarter 2000. This increase was due to increased support, maintenance and services revenues within existing markets, resulting from an increased installed base. Additionally, increased client demand for professional services such as training, custom software development, project management and implementation services contributed to these increases.

Cost of Systems Sales. Cost of systems sales consists primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of system sales increased 5.1% to $10.5 million for the first quarter 2001, compared to $10.0 million for the first quarter 2000.

Additionally, cost of systems sales as a percentage of systems revenues increased to 51.2% from 47.3%. These increases were due primarily to lower hardware margins in the first quarter 2001 as a result of product sales mix. Additionally, amortization of capitalized software development costs increased 13.1% to $531,000 for the first quarter 2001, compared to $470,000 during the first quarter 2000.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of client support, maintenance and other services increased 3.1% to $9.0 million for the first quarter 2001 from $8.7 million for the first quarter 2000. The increase was due primarily to the Company's expansion of its professional service offerings and the related increase in wages associated with this effort. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased to 66.6% from 77.2%, due to increased efficiencies and staff utilization as well as the creation of a new Client Management Services group on January 1, 2001. In order to provide its clients improved service levels as well as provide more leverage to its sales people, certain resources previously included in costs of client support, maintenance and other services were reallocated to a new account management and client logistics function within the sales and marketing group. As a result of this change in their responsibility, approximately 44 people, or approximately $900,000 of expense, are included in sales and marketing expenses for the first quarter 2001.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses increased 12.0% to $2.5 million for the first quarter 2001, compared to $2.2 million for the first quarter 2000. This increase was due primarily to new hires during the first quarter 2001 over the same period a year ago offset by higher capitalization of software costs associated with the Company's development of its WAVE and Lighthouse generation of products. In the first quarter 2001, software development costs of $2.1 million, or 45.7% of its total product development costs were capitalized by the Company as compared to $1.0 million, or 31.3% of its total product development costs for the first quarter 2000. Product development expenses as a percentage of total revenues increased to 7.2% from 6.8%, as product development expenses increased at a faster pace than total revenues.

Sales and Marketing Expenses. Sales and marketing expenses increased 62.5% to $4.7 million for the first quarter 2001, compared to $2.9 million for the first quarter 2000. This increase was due to primarily to the creation of the new Client Management Services group on January 1, 2001 and associated costs previously included in cost of client support, maintenance and other services as noted above. As a result of this change in their responsibility, approximately 44 people, or approximately $900,000 of expense, are included in sales and marketing expenses for the first quarter 2001. Sales and marketing expenses as a percentage of total revenues increased to 13.9% from 8.9% as sales and marketing expenses grew at a faster pace than total revenues.

Depreciation and Amortization. Depreciation and amortization expenses increased 44.8% to $2.3 million for the first quarter 2001, compared to $1.6 million for the first quarter 2000. This increase resulted from an increase in computer equipment, leasehold improvements and other assets required to support an increased number of employees and expansion of the Company's headquarters in Alpharetta, Georgia as well as amortization of intangible assets associated with the Company's acquisition of TimeCorp, a workforce management and planning software business operation owned by Verifone, Inc., a subsidiary of Hewlett-Packard, Inc., in the second quarter ended June 30, 2000. Depreciation and amortization as a percentage of total revenues increased to 6.8% from 5.0% during the period, as these costs increased as a pace higher than total revenues.

Non-recurring charges. On January 23 and 26, 2001, respectively, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision was made to reduce costs and consolidate operations at the Company's headquarters in Alpharetta, Georgia. The Hillsboro office had served primarily as a sales office for the Company's small business food products, while the Pleasanton office had served primarily as a sales office for hospitality and food service products. The office closure costs related to these two offices are comprised primarily of severance benefits and lease reserves. As part of the closings, the Company terminated 25 of the 34 employees. As a result, the Company recorded a non-recurring charge of approximately $1.0 million associated with this action during the first quarter 2001. The Company paid one-time severance benefits to all terminated employees in the aggregate amount of approximately $200,000 during the first quarter of 2001. No such item was recorded in the first quarter 2000.

General and Administrative Expenses. General and administrative expenses increased 18.3% to $4.0 million for the first quarter 2001, compared to $3.4 million for the first quarter 2000. This increase was due primarily to personnel increases needed to support current revenues as well as to support the Company's move to the subscription-pricing model. General and administrative expenses as a percentage of total revenues increased to 11.8% from 10.4% as these associated personnel and related expenses increased a faster rate than total revenues.

Interest Income, Net. Interest income, net decreased 19.0% to $573,000 for the first quarter 2001, compared to $707,000 for the first quarter 2000. The Company's interest income is derived from the investment of its cash and cash
equivalents.   The decrease in net interest income resulted primarily as a result of a decrease in cash and cash equivalents from an average cash balance of $55.5 million during the first quarter 2000 to an average cash balance of $47.9 million during the first quarter 2001 as well as a reduction in the weighted average interest rate the Company earned on its cash balances from 5.88% in the first quarter 2000 to 5.82% during the first quarter 2001. See "-Liquidity and Capital Resources" and Item 3, "Quantitative and Qualitative Disclosures About Market Risks."

Income Tax Provision.   The Company recorded a tax provision of $202,000, or
35.0% of pre-tax income, in first quarter 2001 and a tax provision of $1.7 million, or 40.0% of pre-tax income, during the first quarter 2000. This decrease in the Company's effective tax rate was due to utilization of certain tax benefits related to research and development tax credits and net operating loss carryforwards for income tax purposes during the first quarter 2001.

Extraordinary Item. On March 30, 2000, the Company and the former sole shareholder of RapidFire reached an agreement whereby the Company paid to the former shareholder $200,000 and forgave a $1.5 million note receivable, and in return, was relieved in full of its indebtedness to the shareholder. This indebtedness consisted of a noninterest-bearing note with a lump-sum payment of $6.0 million due October 31, 2005 ($4.3 million at December 31, 2000) and was issued October 31, 1997 as part of the Company's acquisition of RapidFire. As a result of this early extinguishment of debt, the Company recorded an extraordinary gain of approximately $1.5 million, net of tax, during the first quarter 2000. No such item was recorded in the first quarter 2001.

Net Income. Net income for the first quarter 2001 was approximately $375,000, or $0.01 per diluted share, compared to net income of $4.1 million, or $0.14 per diluted share, for the first quarter 2000. Excluding the non-recurring charges, net income for the first quarter 2001 was $1.0 million, or $0.04 per diluted share, compared to net income before extraordinary item of $2.6 million, or $0.09 per diluted share, for the first quarter 2000.

Liquidity and Capital Resources

As of March 31, 2001, the Company had $46.3 million in cash and cash equivalents and working capital of $69.0 million.

Cash provided by operating activities in the first quarter 2001 was $2.3 million compared to cash used in operating activities of $1.5 million during the first quarter 2000. In the first quarter 2001, cash provided by operating activities was primarily due to depreciation and amortization expense of $3.2 million as well as a $2.2 million increase in client deposits and unearned revenues during the first quarter 2001 as the Company delivered products and/or services previously paid by clients. These amounts were partially offset by increases in accounts receivables of approximately $635,000 as well as decreased accounts payable and accrued liabilities due to timing of certain vendor payments of $3.9 million. In the first quarter 2000, cash used in operating activities was primarily due to increases in accounts receivables as well as decreased accounts payable and accrued liabilities due to timing of certain vendor payments. Additionally, client deposits and unearned revenues decreased during the first quarter 2000 as the Company delivered products and or services previously paid by clients.

Cash used in investing activities during the first quarter 2001 was $3.9 million due to the purchases of property and equipment of $1.9 million and capitalized software development costs of $2.1 million. The uses of cash in investing activities for the first quarter 2000 consisted primarily of the purchases of property and equipment of approximately $4.3 million. This 2000 purchase was comprised primarily from the Company's exercise of an option to purchase land adjacent to its Alpharetta, Georgia headquarters for approximately $4.1 million. A portion of this land was then resold to a developer for approximately $800,000 in order to begin construction on a multi-story office building which the Company occupied during the first quarter 2001. Additionally, during the first quarter 2000, the Company capitalized software costs of $1.0 million associated primarily with its continued development of its WAVE products.

Cash of $1.6 million was used in financing activities during the first quarter 2001 due primarily to the Company's repurchase of common stock from shareholders for approximately $2.0 million partially offset by cash received from the exercise of employee stock options of approximately $428,000. Cash of $11.0 million was provided by financing activities during the first quarter 2000 due primarily to cash received from AOL's purchase of $10.0 million of the Company's stock at a price of $10 per share.

In May 2000, the Board of Directors of the Company authorized a stock repurchase program pursuant to which management is authorized to repurchase up to 1.0 million shares of common stock of the Company over the next twelve months. During 2000, the Company repurchased and subsequently retired approximately 90,000 shares at prices ranging from $18.25 to $19.94 per share, for total consideration of approximately $1.8 million. During the first quarter of 2001, the Company repurchased and subsequently retired approximately 125,000 shares at prices ranging from $12.56 to $18.67 per share, for total consideration of approximately $2.0 million. As of May 10, 2001, the Company had repurchased in the open market an aggregate of approximately 225,000 shares of its common stock for a total of $3.9 million, under this repurchase plan.

On October 2, 2000, the Company and Tricon Global Restaurants, Inc. ("Tricon") jointly announced a multi-year arrangement to implement WAVE exclusively in Tricon's company-owned restaurants around the world. Tricon's franchisees will also be able to subscribe to WAVE under the same terms as the company-owned restaurants. The Company continues to have discussions with Tricon regarding definitive agreements evidencing this arrangement and expects to finalize the discussions within the next

45 days. As part of the definitive agreements, the Company will purchase from Tricon its source code and object code for certain back office software previously developed by Tricon for $16.4 million payable in specified annual installments through December 31, 2003.


Forward-Looking Statements

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Annual Report and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) the Company's new or future product offerings, and (v) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are the Company's reliance on a small number of customers for a larger portion of its revenues, fluctuations in its quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section contained therein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks
--------------------------------------------------------------------

The Company's financial instruments that are subject to market risks are its cash and cash equivalents. During the first quarter 2001, the weighted average interest rate on its cash balances was approximately 5.82%. A 10.0% decrease in this rate would impact interest income by approximately $57,000.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

 (a) Exhibits.

       The following exhibits are filed with this Report:

            10.1 Services Agreement dated as of March 19, 2001 by and between Radiant Systems, Inc., America Online, Inc. and MovieFone, Inc.**

            10.2 Amendment to Marketing and Development Agreement and Stock Purchase Agreement dated as of March 19, 2001 by and among Radiant Systems, Inc., America Online, Inc. and MovieFone, Inc.


             ** Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with this rule, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

 (b) Reports on Form 8-K
       No reports on Form 8-K were filed during the quarter ended March 31, 2001



                                  Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             RADIANT SYSTEMS, INC


Dated:     May 14, 2001                  By: /s/ John H. Heyman
      ----------------------                -----------------------------------
                                             John H. Heyman, Executive
                                             Vice President and Chief Financial
                                             Officer (Duly authorized officer
                                             and principal financial officer)

                                 EXHIBIT INDEX



      Exhibit Number       Description of Exhibit
      --------------       ----------------------


           10.1 Services Agreement dated as of March 19, 2001 by and between Radiant Systems, Inc., America Online, Inc. and MovieFone, Inc.**

           10.2 Amendment to Marketing and Development Agreement and Stock Purchase Agreement dated as of March 19, 2001 by and among Radiant Systems, Inc., America Online, Inc. and MovieFone, Inc.


             ** Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with this rule, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

16