Form 10-Q
period 2001-06-30
RADIANT SYSTEMS INC
filed 2001-08-14
CIK 845818

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                           Commission File Number:
     June 30, 2001                                            0-22065


                             RADIANT SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter),


            Georgia                                      11-2749765
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


3925 Brookside Parkway, Alpharetta, Georgia                 30022
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)



Issuer's telephone number, including area code:         (770) 576-6000


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

                          Yes      X           No
                                ------             ------


The number of the registrant's shares outstanding as of August 9, 2001 was 27,941,520.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS



PART I:   FINANCIAL INFORMATION                                                                     PAGE NO.

Item 1:   Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December
          31, 2000...............................................................................        3

          Condensed Consolidated Statements of Operations for the Three and Six Months Ended
          June 30, 2001 and 2000 (unaudited).....................................................        4

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001
          and 2000 (unaudited)...................................................................        5

          Notes to Condensed Consolidated Financial Statements (unaudited).......................      6-9

Item 2:   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.............................................................................    10-15

Item 3:   Quantitative and Qualitative Disclosures About Market Risks............................       15

Item 4:   Submission of Matters to a Vote of Security Holders....................................       16

PART II:  OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K.......................................................    17-18

Signatures:......................................................................................       17

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                       June 30,         December 31,
                                                                         2001               2000
                                                                       --------         ------------
                                            ASSETS
Current assets
   Cash and cash equivalents                                          $  37,301          $  49,560
   Accounts receivable, net                                              28,602             22,302
   Inventories                                                           18,971             17,172
   Other short-term assets                                                3,923              4,722
                                                                      ---------          ---------
              Total current assets                                       88,797             93,756

Property and equipment, net                                              15,733             14,092
Software development costs, net                                          12,580              9,358
Other long-term assets                                                   14,844             14,055
                                                                      ---------          ---------
                                                                      $ 131,954          $ 131,261
                                                                      =========          =========


                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued liabilities                            $ 13,525           $ 16,486
   Client deposits and unearned revenue                                   7,581              6,388
   Current portion of long-term debt                                        603                 --
                                                                      ---------          ---------
              Total current liabilities                                  21,709             22,874

Long-term debt, less current portion                                      1,384                 --
                                                                      ---------          ---------
              Total liabilities                                          23,093             22,874

Shareholders' equity
   Common stock, no par value; 100,000,000 shares authorized;
    27,798,344 and 27,647,830 shares issued and outstanding                   0                  0
   Additional paid-in capital                                           115,656            116,543
   Accumulated deficit                                                   (6,795)            (8,156)
                                                                      ---------          ---------
              Total shareholders' equity                                108,861            108,387
                                                                      ---------          ---------
                                                                       $131,954           $131,261
                                                                      =========          =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                             For the three months ended     For the six months ended
                                                            June 30, 2001  June 30, 2000  June 30, 2001  June 30, 2000
                                                            -------------  -------------  -------------  -------------
Revenues:
  System sales                                                 $19,496        $18,956        $39,995        $40,086
  Client support, maintenance and other services                16,953         11,321         30,451         22,607
                                                               -------        -------        -------        -------
     Total revenues                                             36,449         30,277         70,446         62,693

Cost of revenues:
  System sales                                                  10,797          8,596         21,293         18,585
  Client support, maintenance and other services                 9,585          9,458         18,568         18,170
                                                               -------        -------        -------        -------
     Total cost of revenues                                     20,382         18,054         39,861         36,755
                                                               -------        -------        -------        -------

Gross profit                                                    16,067         12,223         30,585         25,938

Operating Expenses:
  Product development                                            2,791          2,963          5,245          5,154
  Sales and marketing                                            5,322          3,280         10,037          6,181
  Depreciation and amortization                                  2,456          1,802          4,780          3,407
  Non-recurring charges                                             --             --          1,023             --
  General and administrative                                     4,289          4,049          8,287          7,428
                                                               -------        -------        -------        -------

Income from operations                                           1,209            129          1,213          3,768

Interest income, net                                               435            885          1,008          1,592
                                                               -------        -------        -------        -------

Income before income tax provision and extraordinary item        1,644          1,014          2,221          5,360

Income tax provision                                               658            406            860          2,140
                                                               -------        -------        -------        -------

Income before extraordinary item                                   986            608          1,361          3,220

Extraordinary item:
Gain on early extinguishment of debt, net of taxes                  --             --             --          1,520
                                                               -------        -------        -------        -------

Net income                                                     $   986        $   608        $ 1,361        $ 4,740
                                                               =======        =======        =======        =======

Basic income per share:
  Income before extraordinary item                             $  0.04        $  0.02        $  0.05        $  0.12
  Extraordinary income on early extinguishment of debt              --             --             --           0.06
                                                               -------        -------        -------        -------
    Total basic income per share                               $  0.04        $  0.02        $  0.05        $  0.18
                                                               =======        =======        =======        =======

Diluted income per share:
  Income before extraordinary item                             $  0.03        $  0.02        $  0.05        $  0.11
  Extraordinary income on early extinguishment of debt              --             --             --           0.05
                                                               -------        -------        -------        -------
    Total diluted income per share                             $  0.03        $  0.02        $  0.05        $  0.16
                                                               =======        =======        =======        =======

Weighted average shares outstanding:
    Basic                                                       27,747         27,410         27,716         26,975
                                                               =======        =======        =======        =======
    Diluted                                                     29,697         29,803         29,406         29,879
                                                               =======        =======        =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                         For the six months ended
                                                                                  June 30,
                                                                         2001                 2000
                                                                     ----------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   1,361             $   4,740
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Gain on early extinguishment of debt                                  --                (1,518)
      Amortization of deferred compensation                                 30                    26
      Depreciation and amortization                                      6,364                 4,299
      Imputed interest on shareholder note                                  --                    57
      Changes in assets and liabilities:
        Accounts receivable                                             (5,957)                 (779)
        Inventories                                                     (1,644)                 (444)
        Other assets                                                     1,708                   868
        Accounts payable and accrued liabilities                        (4,422)               (4,432)
        Client deposits and deferred revenue                               962                (1,603)
                                                                     ---------              --------

         Net cash (used in) provided by operating activities            (1,598)                1,214

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of acquired entities, net of cash acquired                 (1,700)               (6,000)
   Purchases of property and equipment                                  (3,483)               (7,424)
   Capitalized software development costs                               (4,136)               (2,233)
                                                                     ---------              --------

         Net cash used in investing activities                          (9,319)              (15,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of employee stock options                                      873                 1,767
   Repurchase of common stock                                           (2,157)                   --
   Issuance of shareholder loans, net                                       --                    --
   Stock issued under employee stock purchase plan                         367                   878
   Issuance of common stock                                                 --                10,000
   Principal payments under capital lease obligations                     (107)                   --
   Principal payments under long-term debt                                (318)                 (304)
                                                                     ---------              --------

         Net cash (used in) provided by financing activities            (1,342)               12,341
                                                                     ---------              --------

   (Decrease) increase in cash and cash equivalents                    (12,259)               (2,102)

   Cash and cash equivalents at beginning of year                       49,560                53,435
                                                                     ---------              --------
   Cash and cash equivalents at end of period                        $  37,301              $ 51,333
                                                                     =========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                        $      35               $     --
                                                                     ---------               --------
     Income taxes                                                    $      90               $     --
                                                                     =========               ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Radiant Systems, Inc. (the "Company") management, these condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary for fair presentation of the consolidated financial condition and results of operations for these periods. The interim results for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements as filed in its Annual Report on Form 10-K for the year ended December 31, 2000.


2.    Net Income Per Share

Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (in thousands):

                                                         For the three months ended           For the six months ended
                                                                 June 30,                             June 30,
                                                         ---------------------------          ------------------------
                                                                2001           2000              2001         2000
                                                         ---------------------------          ------------------------

Average common shares outstanding                             27,747         27,410              27,716       26,975

Dilutive effect of outstanding stock options                   1,950          2,393               1,690        2,904
                                                         ---------------------------          ------------------------


Average common shares outstanding assuming dilution           29,697         29,803              29,406       29,879
                                                         ===========================          ========================


For the three and six month periods ended June 30, 2001, options to purchase approximately 958,000 and 801,000 shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the periods then ended. For the three and six month periods June 30, 2000, options to purchase approximately 237,000 and 36,000 shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the periods then ended.

3.    Segment Reporting Data

The Company provides enterprise technology solutions to businesses that serve the consumer. To date, the Company's product applications have been focused on the convenience store, food service, entertainment and convenient automotive service center markets, as these markets require many of the same product features and functionality.

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

The summary of the Company's operating segments is as follows (in thousands):


                                                     For the three months ended June 30, 2001
                                -----------------------------------------------------------------------------------------
                                     Petroleum/       Hospitality
                                     Convenience        And Food
                                        Store           Service        Entertainment         Other        Consolidation
                                -----------------------------------------------------------------------------------------
Revenues                               $18,031          $9,076             $7,551           $ 1,791           $36,449
Contribution margin                      4,971             966              2,189              (238)            7,888
Operating income (loss)                  1,701            (415)               964            (1,041)            1,209


                                                     For the three months ended June 30, 2000
                                -----------------------------------------------------------------------------------------
                                     Petroleum/       Hospitality
                                     Convenience        And Food
                                        Store           Service        Entertainment         Other        Consolidation
                                -----------------------------------------------------------------------------------------
Revenues                               $18,150         $ 6,406              $5,721               --           $30,277
Contribution margin                      7,129          (1,198)              1,392              (16)            7,307
Operating income (loss)                  2,609          (2,575)                111              (16)              129


                                                     For the six months ended June 30, 2001
                                -----------------------------------------------------------------------------------------
                                     Petroleum/       Hospitality
                                     Convenience        And Food
                                        Store           Service        Entertainment         Other        Consolidation
                                -----------------------------------------------------------------------------------------
Revenues                               $34,941         $19,587            $13,875           $ 2,043           $70,446
Contribution margin                     10,713             245              5,425            (1,148)           15,235
Acquisition and other
 non-recurring charges                      --           1,023                 --                --             1,023
Operating income (loss)                  4,240          (3,395)             2,346            (1,978)            1,213


                                                     For the six months ended June 30, 2000
                                -----------------------------------------------------------------------------------------
                                     Petroleum/       Hospitality
                                     Convenience        And Food
                                        Store           Service        Entertainment         Other        Consolidation
                                -----------------------------------------------------------------------------------------
Revenues                               $34,805         $14,267            $13,621                --           $62,693
Contribution margin                     12,796            (226)             4,238            (2,375)           14,433
Operating income (loss)                  6,588          (2,557)             2,112            (2,375)            3,768

The Company distributes it's technology both within the United States and internationally, however, to date, international sales have not been material.

4.    Acquisitions

On May 9, 2001, the Company acquired all the common stock of Breeze Software Proprietary Limited, a leading provider of software applications for retailers in the Australian and Asia-Pacific marketplaces. The purchase price consisted of $1.7 million in cash and assumption of net liabilities of approximately $700,000. Total consideration, including approximately $400,000 in transaction costs, was $2.8 million. Intangibles of approximately $2.8 million were recorded, which are being amortized over four to ten years (See Note 7). The Company may pay additional consideration of cash and stock if certain earnings milestones are obtained. In connection with the acquisition, the Company entered into employment agreements with three employees for terms expiring no later than December 31, 2003.

On June 22, 2000, the Company consummated the acquisition of TimeCorp, Inc. ("TimeCorp"), a workforce management and planning software business operation owned by VeriFone, Inc., a subsidiary of Hewlett-Packard, Inc. The purchase price consisted of $6.0 million and included substantially all the assets of TimeCorp, including software products, intellectual property and client contracts. Intangibles of approximately $6.4 million were recorded, which are being amortized over four to ten years (See Note 7).


5.    Significant Events

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

On January 23 and 26, 2001, respectively, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision was made to reduce costs and consolidate operations at the Company's headquarters in Alpharetta, Georgia. The Hillsboro office had served primarily as a sales office for the Company's small business food products, while the Pleasanton office had served primarily as a sales office for hospitality and food service products. The office closure costs related to these two offices are comprised primarily of severance benefits and lease reserves. As part of the closings, the Company terminated 25 of the 34 employees. As a result, the Company recorded a non-recurring charge of approximately $1.0 million associated with this action during its first quarter of 2001. During the six months ended June 30, 2001, the Company paid or incurred approximately $600,000 in severance, lease payments and other exit costs related to this action. Furthermore, at June 30, 2001, the Company had approximately $400,000 remaining in accrued liabilities related to the remaining exit costs, which the Company expects to be paid by the end of the first quarter of 2002.

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

6.    Subsequent Event

On July 26, 2001, the Company announced its purchase of certain assets from HotelTools, Inc., an emerging provider of enterprise software solutions for the hospitality industry including solutions to centralize all aspects of multi-property hotel operations, including hotel management, rate management, reservations and procurement. The transaction included the purchase of certain intellectual property rights, fixed assets and pending patents. In addition, approximately thirty former employees of HotelTools, Inc. joined the Company.

7.    Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS No.141"), and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion No. 16 "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises".
This Statement prescribes the accounting principles for business combinations and requires that all business combinations be accounted for using the purchase method of accounting. This Statement is effective for all business combinations after June 30, 2001.

SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets". This Statement prescribes the accounting practices for acquired goodwill and other intangible assets. Under this Statement, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. The Company will adopt this Statement on January 1, 2002. Goodwill and certain other intangible assets related to acquisitions subsequent to June 30, 2001 will not be amortized. As of June 30, 2001 the Company had approximately $11.5 million of recorded net goodwill, which will be subject to this new Statement. During 2001, the Company expects to record approximately $1.4 million of goodwill amortization expense, net of taxes. The Company is currently evaluating this new pronouncement and has not yet determined the impact on its financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted FAS 133 effective January 1, 2001. The adoption did not have a material impact on the Company's results of operations.

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

In connection with its strategy to develop ASP-delivered products, in April 2000 the Company began converting certain new and existing products to a subscription-based pricing model. Under this subscription-pricing model, clients will pay a fixed, monthly fee for use of WAVE and the necessary hosting services to utilize those applications and solutions. This represents a change in the Company's historical pricing model in which clients were charged an initial licensing fee for use of the Company's products and continuing maintenance and support during the license period. The Company began offering its products and services on the subscription-pricing model in the second quarter of 2000. The Company continues to derive a majority of its revenue from its traditional sales model of one-time software license revenues, hardware sales and software maintenance and support fees that will be paid by existing clients. However, as a result of the transition to the subscription-pricing model and the decline of revenues from legacy site management and headquarters solutions, the Company expects to see a decline in the one-time revenues from software license fees and hardware sales, replaced over time by monthly subscription fees. In addition, the Company expects revenue from maintenance and support from existing clients to decline and to be replaced by subscription fees as existing clients convert to the subscription-pricing model. Although the Company's subscription-based revenues to date have been immaterial to total revenues; the Company expects the percentage of revenue that is recurring in nature to increase substantially as a result of the change to a subscription-pricing model.

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

Results of Operations

Three and six months ended June 30, 2001 compared to three and six months ended June 30, 2000

System Sales. The Company derives the majority of its revenues from sales and licensing fees of its headquarters-based, back office management, and point of sale solutions. System sales increased 2.8% to $19.5 million for the quarter ended June 30, 2001 (the "second quarter 2001"), compared to $19.0 million for the quarter ended June 30, 2000 (the "second quarter 2000"). This increase was primarily the result of increased sales to new and existing clients, offset by the Company's strategy to begin converting certain new and existing products and clients to the subscription-pricing model during the second quarter 2000.
System sales remained relatively flat for the six months ended June 30, 2001 (the "fiscal period 2001"), decreasing 0.2% to $40.0 million compared to $40.1 for the six months ended June 30, 2000 (the "fiscal period 2000"). This decrease was primarily the result of the Company's strategy to begin converting certain new and existing products and clients to the subscription-pricing model, as well as declining sales of the Company's legacy back-office and headquarters products in advance of the Company's general release of its WAVE software scheduled for early 2002.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services. Client support, maintenance and other services increased 49.7% to $17.0 million for the second quarter 2001, compared to $11.3 million for the second quarter 2000 and increased 34.7% to $30.5 million for the fiscal period 2001, compared to $22.6 million for the fiscal period 2000. These increases were due to increased client demand for professional services such as training, custom software development, project management and implementation services and from an increased installed base within existing markets.

Cost of System Sales. Cost of system sales consists primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of system sales increased 25.6% to $10.8 million for the second quarter 2001, compared to $8.6 million for the second quarter 2000. Cost of system sales increased 14.6% to $21.3 million for the fiscal period 2001 from $18.6 million for the fiscal period 2000. Cost of system sales as a percentage of system sales increased to 55.4% for the second quarter 2001 from 45.3% for the second quarter 2000, and to 53.2% during fiscal period 2001 from 46.4% for fiscal period 2000. These increases were due primarily to lower hardware margins and changes in product sales mix in both the second quarter 2001 and fiscal period 2001. Additionally, amortization of capitalized software development costs was approximately $637,000 and $452,000 for the second quarter 2001 and 2000, respectively, and approximately $1.2 million and $922,000 for fiscal periods 2001 and 2000, respectively.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of client support, maintenance and other services increased 1.3% to $9.6 million for the second quarter 2001 from $9.5 million for the second quarter 2000 and increased 2.2% to $18.6 million for fiscal period 2001 from $18.2 million for fiscal period 2000. These increases were due primarily to the Company's expansion of its professional service offerings and the related increase in wages associated with this effort. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased to 56.5% for the second quarter 2001 from 83.5% for the second quarter 2000 and to 61.0% for fiscal period 2001 from 80.4% for fiscal period 2000 due to increased efficiencies and staff utilization as well as the creation of a new Client Management Services group on January 1, 2001. In order to provide clients improved service as well as provide more leverage to its sales people, certain resources previously included in costs of client support, maintenance and other services were reallocated to a new account management and client logistics function within the sales and marketing group. As a result of this change in their responsibility, approximately 44 people, or approximately $1.0 million and $2.0 million of expense are included in sales and marketing expenses for the second quarter 2001 and fiscal period 2001, respectively.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses decreased 5.8% to $2.8 million for the second quarter 2001, compared to $3.0 million for the second quarter 2000. This decrease was due to higher capitalization of software costs associated with the Company's development of its WAVE and Lighthouse generation of products over the same period a year ago. In the second quarter 2001, the Company capitalized software development costs of $2.1 million, or 42.4% of its total product development costs, compared to $1.2 million or 29.4% during the second quarter 2000. Product development expenses remained flat at $5.2 million for fiscal period 2001 and fiscal period 2000. Although the Company's total product development spending increased during the fiscal period 2001, this increase was offset by higher capitalization of software costs associated with the Company's development of its WAVE and Lighthouse generation of products. For fiscal period 2001, the Company capitalized software development costs of $4.1 million, or 44.0% of its total product development costs, compared to $2.2 million or 30.2% for the fiscal period 2000. Product development expenses as a percentage of total revenues decreased to 7.7% during the second quarter 2001 from 9.8% during the second quarter 2000 and to 7.4% for the fiscal period 2001 from 8.2% for the fiscal period 2000 as revenues increased at a pace higher than product development expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased 62.3% to $5.3 million during the second quarter 2001, compared to $3.3 million in the second quarter 2000 and increased 62.4% to $10.0 million during fiscal period 2001, compared to $6.2 million for fiscal period 2000. These increases were associated primarily to the creation of the new Client Management Services group on January 1, 2001 and associated costs previously included in cost of client support, maintenance and other services as noted above. As a result of this change in their responsibility, approximately 44 people, or approximately $1.0 million and $2.0 million of expense are included in sales and marketing expenses for the second quarter and fiscal period 2001, respectively. Additionally, the Company's continued expansion of its sales activities, including new hires and increased commission expense, attributed to these increases. Sales and marketing expenses as a percentage of total revenues were 14.6% and 10.8% for the second quarter 2001 and 2000, respectively, and were 14.2% and 9.9% for fiscal period 2001 and 2000, respectively as sales and marketing expenses increased during these periods at a pace higher than revenues.

Depreciation and Amortization. Depreciation and amortization expenses increased 36.3% to $2.5 million for the second quarter 2001, compared to $1.8 million for the second quarter 2000 and increased 40.3% to $4.8 million for fiscal period 2001, compared to $3.4 million for fiscal period 2000. The increases resulted from an increase in computer equipment, leasehold improvements and other assets required to support an increased number of employees and locations. Depreciation and amortization as a percentage of total revenues was 6.7% and 6.0% for the second quarter 2001 and 2000, respectively, and 6.8% and 5.4% for fiscal periods 2001 and 2000, respectively. These increases were primarily due to associated personnel support costs increasing at a pace higher than revenues.

Non-recurring charges. On January 23 and 26, 2001, respectively, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision was made to reduce costs and consolidate operations at the Company's headquarters in Alpharetta, Georgia. The Hillsboro office had served primarily as a sales office for the Company's small business food products, while the Pleasanton office had served primarily as a sales office for hospitality and food service products. The office closure costs related to these two offices are comprised primarily of severance benefits and lease reserves. As part of the closings, the Company terminated 25 of the 34 employees at these facilities. As a result, the Company recorded a non-recurring charge of approximately $1.0 million associated with this action during the first quarter 2001. During the six months ended June 30, 2001, the Company paid or incurred approximately $600,000 in severance, lease payments and other exit costs related to this action. Furthermore, at June 30, 2001, the Company had approximately $400,000 remaining in accrued liabilities related to the remaining exit costs, which the Company expects to pay by the end of the first quarter of 2002.

General and Administrative Expenses. General and administrative expenses increased 5.9% to $4.3 million for the second quarter 2001, compared to $4.0 million for the second quarter 2000 and increased 11.6% to $8.3 million for fiscal period 2001, compared to $7.4 million for fiscal period 2000. The increases were due primarily to personnel increases needed to support additional revenues, as well as to support the Company's move to the subscription-pricing model. General and administrative expenses as a percentage of total revenues were 11.8% and 13.4% for the second quarter 2001 and 2000, respectively, as total revenues grew at a pace faster than these expenses. General and administrative expenses as a percentage of total revenues remained flat at 11.8% for fiscal periods 2001 and 2000.

Interest Income, Net. Net interest income decreased 50.1% to $435,000 for the second quarter 2001, compared to $885,000 for the second quarter 2000. For fiscal period 2001, net interest income decreased 36.7% to $1.0 million, compared to net interest income of $1.6 million for fiscal period 2000. The Company's interest income is derived from the investment of its cash and cash equivalents. The decreases in net interest income resulted primarily from a decrease in cash and cash equivalents from an average cash balance of $54.5 million during the second quarter 2000 and $52.4 million during the fiscal period 2000 to an average cash balance of $41.8 million during the second quarter 2001 and $43.4 million during the fiscal period 2001. Additionally, the Company's weighted average interest rates it receives on cash balances declined in 2001 over 2000. See "--Liquidity and Capital Resources" and "--Item 3. Quantitative and Qualitative Disclosures About Market Risks."

Income Tax Provision.   The Company recorded a tax provision of 40.0% in both
the second quarter 2001 and the second quarter 2000. The Company recorded a tax provision of 38.7% for fiscal period 2001 and 40.0% in fiscal period 2000.

Extraordinary Item. On March 30, 2000, the Company and the former sole shareholder of RapidFire reached an agreement whereby the Company paid to the former shareholder $200,000 and forgave a $1.5 million note receivable, and in return, was relieved in full of its indebtedness to the shareholder. This indebtedness consisted of a noninterest-bearing note with a lump-sum payment of $6.0 million due October 31, 2005 and was issued October 31, 1997 as part of the Company's acquisition of RapidFire. As a result of this early extinguishment of debt, the Company recorded an extraordinary gain of approximately $1.5 million, net of tax, during the first quarter 2000. No such item was recorded during fiscal 2001.

Net Income. Net income for the second quarter ended June 30, 2001, was $1.0 million, or $0.03 per diluted share, an increase of $400,000, or $0.01 per diluted share, compared to net income of $600,000, or $0.02 per diluted share, for the same period in 2000. Net income for the six months ended June 30, 2001, was $1.4 million, or $0.05 per diluted share, a decrease of $1.8 million, or $0.06 per diluted share, over net income before extraordinary item of $3.2 million, or $0.11 per diluted share, for the same period last year.


Liquidity and Capital Resources

As of June 30, 2001, the Company had $37.3 million in cash and cash equivalents and working capital of $67.1 million.

Cash used in operating activities in fiscal period 2001 was $1.6 million compared to cash provided by operating activities of $1.2 million in fiscal period 2000. In fiscal period 2001, cash used in operating activities consisted primarily of net income of $1.4 million during the period, offset by increased accounts receivable, and inventory, as well as decreased accounts payable and accrued liabilities due to timing of certain vendor payments. Additionally, client deposits and unearned revenues increased during fiscal period 2001 as the Company received cash from clients in advance of delivered products and/or services. In fiscal period 2000, cash provided by operating activities consisted primarily of net income of $4.7 million during the period, offset by increased accounts receivable, inventory and other assets, as well as decreased accounts payable and accrued liabilities due to timing of certain vendor payments. Additionally, client deposits and unearned revenues decreased during the fiscal period 2000 as the Company delivered products and/or services previously paid for by clients.

Cash used in investing activities during fiscal period 2001 and 2000 was $9.3 million and $15.7 million, respectively. The uses of cash in investing activities during fiscal period 2001 consisted primarily of the of the acquisition of Breeze Software Pty Ltd for $1.7 million, as more fully described in Note 4 of the condensed consolidated financial statements, as well as purchases of property and equipment of $3.5 million and capitalized software costs of $4.1 million. The uses of cash in investing activities for fiscal period 2000 consisted primarily of the acquisition of TimeCorp, Inc. for $6.0 million, as more fully described in Note 4 of the condensed consolidated financial statements, and purchases of property and equipment for $7.4 million and capitalized software costs of $2.2 million.

Cash of $1.3 million was used in financing activities during fiscal period 2001 due primarily to the Company's purchase of common stock pursuant to its stock repurchase program for approximately $2.2 million, offset by cash received from the exercise of employee stock options as well as cash received from stock issued under the Company's employee stock purchase plan. Cash of $12.3 million was provided by financing activities during fiscal period 2000 due primarily to cash received from AOL's purchase of $10.0 million of the Company's stock at a price of $10 per share, as more fully described in Note 5 of the condensed consolidated financial statements and from the exercise of employee stock options of $1.8 million.

In May 2000, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company is authorized to repurchase up to 1.0 million shares of common stock of the Company over the next twelve months. During 2000, the Company repurchased and subsequently retired approximately 90,000 shares at prices ranging from $18.25 to $19.94 per share, for total consideration of approximately $1.8 million. During the six months ended June 30, 2001, the Company repurchased and subsequently retired approximately 135,000 shares at prices ranging from $11.25 to $18.67 per share, for total consideration of approximately $2.2 million. As of July 31, 2001, the Company had repurchased in the open market an aggregate of approximately 225,000 shares of its common stock for a total of $3.9 million, under this repurchase plan.

On June 30, 2001 the Company and Tricon Global Restaurants, Inc. ("Tricon") signed a contract evidencing a multi-year arrangement to implement WAVE exclusively in Tricon's company-owned restaurants around the world. Tricon's franchisees will also be able to subscribe to WAVE under the same terms as the company-owned restaurants. As part of this agreement, the Company agreed to purchase from Tricon its source code and object code for certain back office software previously developed by Tricon for $16.4 million payable in specified annual installments through December 31, 2003. Costs associated with the purchase of this asset, as well as cash received by the Company, will be deferred and recognized over the five-year subscription term of the arrangement beginning upon installation of the WAVE software at each site.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risks
--------------------------------------------------------------------

The Company's financial instruments that are subject to market risks are its cash and cash equivalents. During the second quarter 2001 and fiscal period 2001, the weighted average interest rate on its cash balances was approximately 4.51% and 5.22%, respectively. A 10.0% decrease in this rate would have impacted interest income by approximately $57,000 and $104,000, respectively, during second quarter 2001 and fiscal period 2001.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

The Company held its 2001 Annual Meeting of Shareholders on June 22, 2001. Of the 27,287,771 shares of common stock outstanding and entitled to vote at the meeting, 26,287,771 shares were represented at the meeting in person or by proxy. The following matters were voted upon:

1. The election to the Board of Directors of the Company of two persons named as nominees for director in the Proxy Statement of the Company, to serve as Class I directors of the Company for a term expiring at the 2004 annual meeting of shareholders of the Company.

      The voting results were as follows:

         Nominee                            For                 Withheld/Against
         -------                            ---                 ----------------

James S. Balloun                          25,744,647                   543,124
John H. Heyman                            21,998,377                 4,289,394


The terms of office of the following directors continued after the meeting: Evan
O. Grossman, Erez Goren and Alon Goren.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

 (a) Exhibits.

      The following exhibit is filed with this Report:

             27.1 Asset Purchase and License Agreement dated June 30, 2001 by and between Radiant Systems, Inc. and Tricon Restaurant Services Group. **

             ** Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with this rule, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.


 (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended June 30, 2001.



                           Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  RADIANT SYSTEMS, INC



Dated:   August 13, 2001          By:     /s/ John H. Heyman
       --------------------            -----------------------------------------
                                       John H. Heyman, Executive
                                       Vice President and Chief Financial
                                       Officer (Duly authorized officer and
                                       principal financial officer)

EXHIBIT INDEX



Exhibit Number             Description of Exhibit
--------------             ----------------------

10.1 Asset Purchase and License Agreement dated June 30, 2001 by and between Radiant Systems, Inc. and Tricon Restaurant Services Group. **

            ** Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with this rule, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.