Form 10-Q
period 2001-09-30
RADIANT SYSTEMS INC
filed 2001-11-14
CIK 845818

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                        Commission File Number:
    September 30, 2001                                    0-22065


                             RADIANT SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter),

                         Georgia                                             11-2749765
--------------------------------------------------------------------------------------------------------------
    (State or other jurisdiction of incorporation or             (I.R.S. Employer Identification No.)
                      organization)



       3925 Brookside Parkway, Alpharetta, Georgia                                 30022
---------------------------------------------------------------------------------------------------------------
        (Address of principal executive offices)                                (Zip Code)


  Issuer's telephone number, including area code:              (770) 576-6000

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

                  Yes      X                        No  ___________
                       -----------

     The number of the registrant's shares outstanding as of November 12, 2001 was 27,398,605.

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                              PAGE NO.
PART I:         FINANCIAL INFORMATION

Item 1:         Financial Statements

                Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31,
                2000                                                                                              3

                Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
                September 30, 2001 and 2000 (unaudited)                                                           4

                Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
                2001 and 2000 (unaudited)                                                                         5

                Notes to Condensed Consolidated Financial Statements (unaudited)                                 6-11

Item 2:         Management's Discussion and Analysis of Financial Condition and Results of Operations           12-17

Item 3:         Quantitative and Qualitative Disclosures About Market Risks                                       18

PART II:        OTHER INFORMATION

Item 6:         Exhibits and Reports on Form 8-K                                                                  19

Signatures:                                                                                                       19

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                           September 30,             December 31,
                                                                              2001                      2000
                                                                        ------------------        -----------------
                                                                           (unaudited)
                                                      ASSETS

Current assets
   Cash and cash equivalents                                                     $ 34,339                 $ 49,560
   Accounts receivable, net                                                        21,581                   22,302
   Inventories                                                                     20,147                   17,172
   Other short-term assets                                                          3,970                    4,722
                                                                       -------------------        -----------------
              Total current assets                                                 80,037                   93,756

Property and equipment, net                                                        15,906                   14,092
Software development costs, net                                                    14,044                    9,358
Other long-term assets                                                             20,758                   14,055
                                                                       -------------------        -----------------
                                                                                 $130,745                 $131,261
                                                                       ===================        =================


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued liabilities                                      $ 13,071                 $ 16,486
   Client deposits and unearned revenue                                             9,616                    6,388
   Current portion of long-term debt                                                  453                       --
                                                                        ------------------        -----------------
              Total current liabilities                                            23,140                   22,874

Long-term debt, less current portion                                                1,268                       --
                                                                        ------------------        -----------------
              Total liabilities                                                    24,408                   22,874

Shareholders' equity
   Common stock, no par value; 100,000,000 shares authorized;
    27,913,897 and 27,647,830 shares issued and outstanding                             0                        0
   Additional paid-in capital                                                     115,401                  116,543
   Accumulated deficit                                                             (9,064)                  (8,156)
                                                                        ------------------        -----------------
              Total shareholders' equity                                          106,337                  108,387
                                                                        ------------------        -----------------
                                                                                 $130,745                 $131,261
                                                                        ==================        =================

  The accompanying notes are an integral part of these condensed consolidated financial statements

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                            For the three months ended      For the nine months ended
                                                           September 30,  September 30,     September 30, September 30,
                                                               2001            2000             2001          2000
                                                           ------------    -----------     -----------   -----------
Revenues:
  System sales                                             $     13,862    $    18,862     $    53,857   $    58,948
  Client support, maintenance and other services                 15,268         12,384          45,719        34,991
                                                           ------------    -----------     -----------   -----------
     Total revenues                                              29,130         31,246          99,576        93,939

Cost of revenues:
  System sales                                                    8,272          9,477          29,565        28,062
  Client support, maintenance and other services                 10,387          9,678          28,955        27,848
                                                           ------------    -----------     -----------   -----------
     Total cost of revenues                                      18,659         19,155          58,520        55,910
                                                           ------------    -----------     -----------   -----------

Gross profit                                                     10,471         12,091          41,056        38,029

Operating Expenses:
  Product development                                             2,781          3,059           8,026         8,213
  Sales and marketing                                             5,268          3,062          15,305         9,243
  Depreciation and amortization                                   2,457          2,090           7,237         5,497
  Non-recurring charges                                              --             --           1,023            --
  General and administrative                                      3,746          3,854          12,033        11,282
                                                           ------------    -----------     -----------   -----------

(Loss) income from operations                                    (3,781)            26          (2,568)        3,794

Interest income, net                                                289            792           1,297         2,384
                                                           ------------    -----------     -----------   -----------

(Loss) income before income tax (benefit) provision
  and extraordinary item                                         (3,492)           818          (1,271)        6,178

Income tax (benefit) provision                                   (1,222)           328            (363)        2,468
                                                           ------------    -----------     -----------   -----------

(Loss) income before extraordinary item                          (2,270)           490            (908)        3,710

Extraordinary item:
Gain on early extinguishment of debt, net of taxes                   --             --              --         1,520
                                                           ------------    -----------     -----------   -----------
Net (loss) income                                          $     (2,270)   $       490     $      (908)  $    5,230
                                                           ============    ===========     ===========   ===========
Basic (loss) income per share:
  (Loss) income before extraordinary item                  $      (0.08)   $      0.02     $     (0.03)  $      0.14
  Extraordinary income on early extinguishment of debt               --             --              --          0.05
                                                           ------------    -----------     -----------   -----------
    Total basic (loss) income per share                    $      (0.08)   $      0.02     $     (0.03)  $      0.19
                                                           ============    ===========     ===========   ===========
Diluted (loss) income per share:
  (Loss) income before extraordinary item                  $      (0.08)   $      0.02     $     (0.03)  $      0.13
  Extraordinary income on early extinguishment of debt               --             --              --          0.05
                                                           ------------    -----------     -----------   -----------
    Total diluted (loss) income per share                  $      (0.08)   $      0.02     $     (0.03)  $      0.18
                                                           ============    ===========     ===========   ===========
Weighted average shares outstanding:
    Basic                                                        27,785         27,571          27,770        27,169
                                                           ============    ===========     ===========   ===========
    Diluted                                                      27,785         29,727          27,770        29,812
                                                           ============    ===========     ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                    RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                For the nine months ended
                                                                                      September 30,
                                                                               2001                   2000
                                                                         ---------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                     $          (908)       $          5,230
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
   Gain on early extinguishment of debt                                               --                  (1,520)
   Amortization of deferred compensation                                              78                      39
   Depreciation and amortization                                                   9,600                   6,899
   Imputed interest on shareholder note                                               --                      57
   Changes in assets and liabilities:
     Accounts receivable                                                           1,064                  (2,221)
     Inventories                                                                  (2,820)                 (1,883)
     Other assets                                                                  1,426                     992
     Accounts payable and accrued liabilities                                     (6,151)                 (1,390)
     Client deposits and deferred revenue                                          2,998                    (882)
                                                                         ---------------        ----------------

         Net cash provided by operating activities                                 5,287                   5,321

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of acquired entities, net of cash acquired                           (4,525)                 (6,000)
   Purchases of property and equipment                                            (4,744)                 (9,139)
   Purchase of software asset and capitalized professional services               (3,058)
   costs                                                                                                      --
   Capitalized software development costs                                         (6,271)                 (3,963)
                                                                         ---------------        ----------------

         Net cash used in investing activities                                   (18,598)                (19,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of employee stock options                                              1,098                   2,074
   Repurchase of common stock                                                     (2,684)                     --
   Stock issued under employee stock purchase plan                                   367                     990
   Issuance of common stock                                                           --                  10,000
   Principal payments under capital lease obligations                               (107)                     --
   Principal payments under long-term debt                                          (584)                   (304)
                                                                         ---------------        ----------------

         Net cash (used in) provided by financing activities                      (1,910)                 12,760
                                                                         ---------------        ----------------

   Decrease in cash and cash equivalents                                         (15,221)                 (1,021)

   Cash and cash equivalents at beginning of year                                 49,560                  53,435
                                                                         ---------------        ----------------
   Cash and cash equivalents at end of period                            $        34,339        $         52,414
                                                                         ===============        ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                            $            64        $             --
                                                                         ===============        ================
     Income taxes                                                        $           352        $             --
                                                                         ===============        ================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements, the general instructions of Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Radiant Systems, Inc. (the "Company") management, these condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary for fair presentation of the consolidated financial condition and results of operations for these periods. The interim results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements as filed in its Annual Report on Form 10-K for the year ended December 31, 2000.


2.   Net (Loss) Income Per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted-average number of shares outstanding. Diluted net (loss) income per share includes the dilutive effect of stock options.

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (in thousands):

                                                                  For the three months ended        For the nine months ended
                                                                         September 30,                    September 30,
                                                               --------------------------------    --------------------------
                                                                        2001          2000              2001         2000
                                                               --------------------------------    --------------------------
Average common shares outstanding                                     27,875          27,571           27,770       27,169

Dilutive effect of outstanding stock options                              --           2,156               --        2,643
                                                               --------------------------------    --------------------------
Average common shares outstanding assuming dilution                   27,875          29,727           27,770       29,812
                                                               ================================    ==========================

For the three and nine month periods ended September 30, 2001, options to purchase approximately 1.1 million and 1.5 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the periods then ended. For the three and nine month periods September 30, 2000, options to purchase approximately 409,000 and 62,000 shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the periods then ended.

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

The summary of the Company's operating segments is as follows (in thousands):

                                               For the three months ended September 30, 2001
                                ------------------------------------------------------------------------------------
                                   Petroleum/        Hospitality
                                   Convenience       And Food
                                   Store             Service       Entertainment      Other       Consolidation
                                ------------------------------------------------------------------------------------
   Revenues                        $14,055           $7,384        $6,287             $1,404      $29,130
   Contribution margin               1,568               76         1,811             (1,083)       2,372
   Operating income (loss)          (1,044)          (1,921)          704             (1,520)      (3,781)

                                               For the three months ended September 30, 2000
                                ------------------------------------------------------------------------------------
                                   Petroleum/        Hospitality
                                   Convenience       And Food
                                   Store             Service       Entertainment      Other        Consolidation
                                ------------------------------------------------------------------------------------
   Revenues                        $18,328           $8,786        $3,591             541          $31,246
   Contribution margin               5,653              477           455             212            6,797
   Operating income (loss)           1,565           (1,610)          (88)            159               26

                                               For the nine months ended September 30, 2001
                                ------------------------------------------------------------------------------------
                                   Petroleum/       Hospitality
                                   Convenience      And Food
                                   Store            Service       Entertainment      Other        Consolidation
                                ------------------------------------------------------------------------------------
   Revenues                        $48,996          $26,971       $20,162            $3,447       $99,576
   Contribution margin              12,281              321         7,236            (2,231)       17,607
   Acquisition and other
   non-recurring charges                --            1,023            --                --         1,023
   Operating income (loss)           3,196           (5,316)        3,050            (3,498)       (2,568)

                                               For the nine months ended September 30, 2000
                                ------------------------------------------------------------------------------------
                                   Petroleum/       Hospitality
                                   Convenience      And Food
                                   Store            Service       Entertainment      Other        Consolidation
                                ------------------------------------------------------------------------------------
   Revenues                        $53,133          $23,053       $17,212            541          $93,939
   Contribution margin              18,449              251         4,693         (2,163)          21,230
   Operating income (loss)           8,153           (4,167)        2,024         (2,216)           3,794

The Company distributes its technology both within the United States and internationally. Revenues derived from international sources were approximately $3.9 million and 400,000 for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, revenues derived from international sources were $9.7 million and $2.3 million, respectively.

4.   Acquisitions

On July 26, 2001, the Company announced its purchase of certain assets from HotelTools, Inc. ("HotelTools"), an emerging provider of enterprise software solutions for the hospitality industry including solutions to centralize all aspects of multi-property hotel operations, including hotel management, rate management, reservations and procurement. The transaction included the purchase of certain intellectual property rights, fixed assets and pending patents. The purchase price consisted of $1.8 million in cash and assumption of net liabilities of approximately $1.0. Total consideration, including approximately $100,000 in transaction costs, was $2.9 million. Intangibles of approximately $2.4 million were recorded, which are being amortized over two to five years (See Note 6). In addition, the Company hired approximately thirty former employees of HotelTools.

On May 9, 2001, the Company acquired all the common stock of Breeze Software Proprietary Limited ("Breeze"), a leading provider of software applications for retailers in the Australian and Asia-Pacific marketplaces. The purchase price consisted of $1.7 million in cash and assumption of net liabilities of approximately $700,000. Total consideration, including approximately $400,000 in transaction costs, was $2.8 million. Intangibles of approximately $2.8 million were recorded, which are being amortized over four to ten years (See Note 6). The Company may pay additional consideration of cash and stock if certain earnings milestones are obtained. In connection with the acquisition, the Company entered into employment agreements with three employees for terms expiring no later than December 31, 2003.

On June 22, 2000, the Company consummated the acquisition of TimeCorp, Inc. ("TimeCorp"), a workforce management and planning software business operation owned by VeriFone, Inc., a subsidiary of Hewlett-Packard, Inc. The purchase price consisted of $6.0 million and included substantially all the assets of TimeCorp, including software products, intellectual property and client contracts. Intangibles of approximately $6.4 million were recorded, which are being amortized over four to ten years (See Note 6). During the third quarter ended September 30, 2001, the Company received approximately $200,000 from Hewlett-Packard, Inc. as an adjustment to the purchase price. In accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB No. 16"), as this agreement was reached and the funds were received more than one year from the date of the acquisition, the Company recorded the effect of the adjustment as a reduction in general and administrative expenses in the accompanying condensed consolidated financial statements.

5.   Significant Events

On June 30, 2001 the Company and Tricon Global Restaurants, Inc. ("Tricon") signed a contract evidencing a multi-year arrangement to implement Radiant Enterprise Management (formally WAVE) exclusively in Tricon's company-owned restaurants around the world. Tricon's franchisees will also be able to subscribe to Radiant Enterprise Management under the same terms as the company-owned restaurants. As part of this agreement, the Company agreed to purchase from Tricon its source code and object code for certain back office software previously developed by Tricon for $16.4 million payable in specified annual installments through December 31, 2003. Costs associated with the purchase of this asset, costs of professional services work performed, as well as cash received by the Company, will be deferred and recognized over the five-year subscription term of the contract beginning upon installation of the Radiant Enterprise Management software at each site. During the third quarter ended September 30, 2001, the Company paid Tricon $2.8 million as its initial payment for the purchase of the Tricon back office software, and capitalized approximately $300,000 in personnel costs associated with professional services for which associated revenues of approximately $750,000 were deferred.

On March 3, 2000, the Company entered into an agreement with America Online, Inc. and its subsidiary Moviefone, Inc. (collectively "AOL"), whereby AOL agreed, among other items, to invest $25.0 million in a to-be-formed subsidiary of the Company to engage in consumer interactive businesses other than in the entertainment industry (e.g., interactive fuel and dispenser business and interactive restaurant self-ordering business), with any amount not invested by AOL to be callable by the Company into common shares of the Company. On March 19, 2001, the Company and AOL amended this strategic relationship. Based on the new agreement, the Company's theater exhibition point-of-sale and management systems solution will become AOL Moviefone's preferred offering in the cinema and entertainment industry. In addition, the Company will support AOL Moviefone clients operating the MARS point of sale product. Additionally, both companies have agreed not to pursue forming a subsidiary to address potential business-to-consumer applications over the Internet. Alternatively, AOL, as part of the amended agreement, is funding current MARS clients to upgrade to the Company's systems and the Company's performance of certain professional services for AOL and certain MARS' clients.

On January 23 and 26, 2001, respectively, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision was made to reduce costs and consolidate operations at the Company's headquarters in Alpharetta, Georgia. The Hillsboro office had served primarily as a sales office for the Company's small business food products, while the Pleasanton office had served primarily as a sales office for hospitality and food service products. The office closure costs related to these two offices are comprised primarily of severance benefits and lease reserves. As part of the closings, the Company terminated 25 of the 34 employees. As a result, the Company recorded a non-recurring charge of approximately $1.0 million associated with this action during its first quarter of 2001. During the nine months ended September 30, 2001, the Company paid or incurred approximately $746,000 in severance, lease payments and other exit costs related to this action. Furthermore, at September 30, 2001, the Company had approximately $277,000 remaining in accrued liabilities related to the remaining exit costs, which the Company expects to be paid by the end of the first quarter of 2002.

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

6.   Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144). SFAS No. 144 supersedes Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", and "Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30) for the disposal of a segment of a business (as previously defined in Opinion 30). The Financial Accounting Standards Board issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount for fair value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 1, 2001 and should be applied prospectively. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by incurring the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS No.141"), and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 supercedes APB No. 16, and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". This Statement prescribes the accounting principles for business combinations and requires that all business combinations be accounted for using the purchase method of accounting. This Statement is effective for all business combinations after June 30, 2001.

SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets". This Statement prescribes the accounting practices for acquired goodwill and other intangible assets. Under this Statement, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. The Company will adopt this Statement on January 1, 2002. Goodwill and certain other intangible assets related to acquisitions subsequent to June 30, 2001 will not be amortized. As of September 30, 2001 the Company had approximately $10.9 million of recorded net goodwill and $2.1 million in intangible assets, which will be subject to this new Statement. During 2001, the Company expects to record approximately $1.6 million of goodwill amortization expense, net of taxes. Although the Company is currently evaluating this new pronouncement and has not yet determined the full impact on its financial statements, the Company anticipates that on January 1, 2002 it will cease amortization of goodwill on all its acquisitions made prior to June 30, 2001, the effective date of this pronouncement.

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

Subsequent Event

On October 24, 2001, the Company announced a voluntary stock option exchange program for the benefit of its employees. Under the program, employees were offered the opportunity, if they elect by November 21, 2001, to cancel certain outstanding stock options previously granted to them for new stock options to be granted no earlier than May 29, 2002. The new options will be granted with a strike price to be set at the fair market value of our stock at the date of grant. Employees will receive one new stock option for each stock option cancelled. The exchange program was organized to comply with applicable accounting standards and, accordingly, no compensation charges related to this program are expected to result. Members of the Company's Board of Directors, executive officers, and certain other members of the senior management team were not eligible to participate in this program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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

In 1999, the Company began developing its new generation of management systems products - Radiant Enterprise Management (formerly WAVE) software. This product architecture is designed to combine and expand the functionality of its Site Management Systems and Headquarter-Based Management Systems. The Company's architecture and platforms for these products are entirely web-based, which the Company believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retailers. Management believes that these products will strengthen its product offerings by providing integrated, end-to-end solutions that span from the consumer to the supply chain.

The Company intends to offer its Radiant Enterprise Management software primarily through the application service provider, or "ASP," delivery model. In the ASP delivery model, the Company would remotely host applications from an off-site central server that users can access over dedicated lines, virtual private networks or the Internet. Additionally, the Company plans to offer the product through installations directly in client locations as "client-hosted" systems. The Company also intends to offer Internet solutions that will allow clients to utilize the Internet to enhance site management and conduct business-to-business e-commerce.

In connection with its strategy to develop ASP-delivered products, in April 2000 the Company began converting certain new and existing products to a subscription-based pricing model. Under this subscription-pricing model, clients will pay a fixed, monthly fee for use of the Radiant Enterprise Management software and the necessary hosting services to utilize those applications and solutions. This represents a change in the Company's historical pricing model in which clients were charged an initial licensing fee for use of the Company's products and continuing maintenance and support during the license period. The Company began offering its products and services on the subscription-pricing model in the second quarter of 2000. The Company continues to derive a majority of its revenue from its traditional sales model of one-time software license revenues, hardware sales and software maintenance and support fees that will be paid by existing clients. However, as a result of the transition to the subscription-pricing model and the decline of revenues from legacy site management and headquarters solutions, the Company expects to see a decline in the one-time revenues from software license fees and hardware sales, replaced over time by monthly subscription fees. In addition, the Company expects revenue from maintenance and support from existing clients to decline and to be replaced by subscription fees as existing clients convert to the subscription-pricing model. Although the Company's subscription-based revenues to date have been immaterial to total revenues; the Company expects the percentage of revenue that is recurring in nature to increase substantially as a result of the change to a subscription-pricing model once the Radiant Enterprise Management software is generally released, currently anticipated to be early 2002.

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

To date, the Company's primary source of revenues has been large client rollouts of the Company's products, which are typically characterized by the use of fewer, larger contracts. These contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general require costs that may substantially precede recognition of associated revenues. During the third quarter ended September 30, 2001, the Company experienced declines in revenues and negative operating results which the Company attributes primarily to the current global economic environment and the product transition the Company is currently undertaking. Furthermore, if the Company's product transition progresses slower than currently anticipated or if the economic downturn continues or worsens the Company believes it could continue to experience declines in revenues and negative operating results.

On April 1, 2000 the Company effected a 3-for-2 stock split. All historical share data and weighted average shares have been restated to account for this split.

Results of Operations

Three and nine months ended September 30, 2001 compared to three and nine months ended September 30, 2000

System Sales. The Company derives the majority of its revenues from sales and licensing fees of its headquarters-based, back office management, and point of sale solutions. System sales decreased 26.5% to $13.9 million for the quarter ended September 30, 2001 (the "third quarter 2001"), compared to $18.9 million for the quarter ended September 30, 2000 (the "third quarter 2000"). System sales decreased 8.6% to $53.9 million for the nine months ended September 30, 2001 (the "fiscal period 2001"), compared to $58.9 for the nine months ended September 30, 2000 (the "fiscal period 2000"). These decreases were primarily the result of the weakening global economy, the Company's strategy to begin converting certain new and existing products and clients to the subscription-pricing model, as well as declining sales of the Company's legacy back-office and headquarters products in advance of the Company's general release of its Radiant Enterprise Management software scheduled for early 2002.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services. Client support, maintenance and other services increased 23.3% to $15.3 million for the third quarter 2001, compared to $12.4 million for the third quarter 2000 and increased 30.7% to $45.7 million for the fiscal period 2001, compared to $35.0 million for the fiscal period 2000. These increases were due to increased client demand for professional services such as training, custom software development, project management and implementation services and from increased support and maintenance revenues as a result of a larger installed base within new and existing markets.

Cost of System Sales. Cost of system sales consists primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of system sales decreased 12.7% to $8.3 million for the third quarter 2001, compared to $9.5 million for the third quarter 2000. Cost of system sales increased 5.4% to $29.6 million for the fiscal period 2001 from $28.1 million for the fiscal period 2000. Cost of system sales as a percentage of system sales increased to 59.7% for the third quarter 2001 from 50.2% for the third quarter 2000, and to 54.9% during fiscal period 2001 from 47.6% for fiscal period 2000. These increases were due primarily to lower hardware margins and changes in product sales mix in both the third quarter 2001 and fiscal period 2001. Additionally, amortization of capitalized software development costs was approximately $672,000 and $513,000 for the third quarter 2001 and 2000, respectively, and approximately $1.8 million and $1.4 million for fiscal periods 2001 and 2000, respectively.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of client support, maintenance and other services increased 7.3% to $10.4 million for the third quarter 2001 from $9.7 million for the third quarter 2000 and increased 4.0% to $29.0 million for fiscal period 2001 from $27.8 million for fiscal period 2000. These increases were due primarily to the Company's expansion of its professional service offerings and the related increase in wages associated with this effort. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased to 68.0% for the third quarter 2001 from 78.1% for the third quarter 2000 and to 63.3% for fiscal period 2001 from 79.6% for fiscal period 2000 due to increased efficiencies and staff utilization as well as the creation of a new Client Management Services group on January 1, 2001. In order to provide clients improved service as well as provide more leverage to its sales people, certain resources previously included in costs of client support, maintenance and other services were reallocated to a new account management and client logistics function within the sales and marketing group. As a result of this change in their responsibility, approximately 44 people, or approximately $1.0 million of expense for the third quarter 2001 and $3.0 million of expense for fiscal period 2001 are included in sales and marketing expenses.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses decreased 9.1% to $2.8 million for the third quarter 2001, compared to $3.1 million for the third quarter 2000. This decrease was due to higher capitalization of software costs associated with the Company's development of its Radiant Enterprise Management and Lighthouse generation of products over the same period a year ago. In the third quarter 2001, the Company capitalized software development costs of $2.1 million, or 43.4% of its total product development costs, compared to $1.7 million or 36.1% during the third quarter 2000. Product development expenses decreased 2.3% to $8.0 million for the fiscal period 2001, compared to $8.2 million for the fiscal period 2000. Although the Company's total product development spending increased during the fiscal period 2001, this increase was offset by higher capitalization of software costs associated with the Company's development of its Radiant Enterprise Management and Lighthouse generation of products. For fiscal period 2001, the Company capitalized software development costs of $6.3 million, or 43.8% of its total product development costs, compared to $4.0 million or 32.5% for the fiscal period 2000. Product development expenses as a percentage of total revenues decreased to 9.5% during the third quarter 2001 from 9.8% during the third quarter 2000 and to 8.1% for the fiscal period 2001 from 8.7% for the fiscal period 2000.

Sales and Marketing Expenses. Sales and marketing expenses increased 72.0% to $5.3 million during the third quarter 2001, compared to $3.1 million in the third quarter 2000 and increased 65.6% to $15.3 million during fiscal period 2001, compared to $9.2 million for fiscal period 2000. These increases were associated primarily to the creation of the new Client Management Services group on January 1, 2001 and associated costs previously included in cost of client support, maintenance and other services as noted above. As a result of this change in their responsibility, approximately 44 people, or approximately $1.0 million and $3.0 million of expense are included in sales and marketing expenses for the third quarter and fiscal period 2001, respectively. Additionally, the Company's continued expansion of its sales activities, including new hires and increased commission expense, attributed to these increases. Sales and marketing expenses as a percentage of total revenues were 18.1% and 9.8% for the third quarter 2001 and

2000, respectively, and were 15.4% and 9.8% for fiscal period 2001 and 2000, respectively as sales and marketing expenses increased during these periods at a pace higher than revenues.

Depreciation and Amortization. Depreciation and amortization expenses increased 17.6% to $2.5 million for the third quarter 2001, compared to $2.1 million for the third quarter 2000 and increased 31.7% to $7.2 million for fiscal period 2001, compared to $5.5 million for fiscal period 2000. The increases resulted primarily from an increase in goodwill amortization attributed to the Breeze and HotelTools acquisitions during fiscal 2001 (See Note 4 to the condensed consolidated financial statements). Depreciation and amortization as a percentage of total revenues was 8.4% and 6.7% for the third quarter 2001 and 2000, respectively, and 7.3% and 5.9% for fiscal periods 2001 and 2000, respectively. These increases were primarily due to associated personnel support costs increasing at a pace higher than revenues.

Non-recurring charges. On January 23 and 26, 2001, respectively, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision was made to reduce costs and consolidate operations at the Company's headquarters in Alpharetta, Georgia. The Hillsboro office had served primarily as a sales office for the Company's small business food products, while the Pleasanton office had served primarily as a sales office for hospitality and food service products. The office closure costs related to these two offices are comprised primarily of severance benefits and lease reserves. As part of the closings, the Company terminated 25 of the 34 employees at these facilities. As a result, the Company recorded a non-recurring charge of approximately $1.0 million associated with this action during the first quarter 2001. During the nine months ended September 30, 2001, the Company paid or incurred approximately $746,000 in severance, lease payments and other exit costs related to this action. Furthermore, at September 30, 2001, the Company had approximately $277,000 remaining in accrued liabilities related to the remaining exit costs, which the Company expects to pay by the end of the first quarter of 2002.

General and Administrative Expenses. General and administrative expenses decreased 2.8% to $3.7 million, or 12.9% of revenues, for the third quarter 2001, compared to $3.9 million, or 12.3% of revenues, for the third quarter 2000. This decrease was due primarily to the Company's receipt of approximately $200,000 during the third quarter from Hewlett-Packard as an adjustment to the purchase price of TimeCorp in June 2000 (see Note 4). General and administrative expenses increased 6.7% to $12.0 million for the fiscal period 2001, compared to $11.3 million for the fiscal period 2000. This increase was due primarily to personnel increases needed to support additional revenues, as well as to support the Company's move to the subscription-pricing model. General and administrative expenses as a percentage of total revenues increased slightly to 12.1% for fiscal period 2001 from 12.0% for fiscal period 2000.

Interest Income, Net. Net interest income decreased 63.5% to $289,000 for the third quarter 2001, compared to $792,000 for the third quarter 2000. For fiscal period 2001, net interest income decreased 45.6% to $1.3 million, compared to net interest income of $2.4 million for fiscal period 2000. The Company's net interest income is derived from the investment of its cash and cash equivalents, less interest expense incurred on its long-term debt. The decreases in net interest income resulted primarily from a decrease in cash and cash equivalents from an average cash balance of $51.9 million during the third quarter 2000 and $52.9 million during the fiscal period 2000 to an average cash balance of $35.8 million during the third quarter 2001 and $41.9 million during the fiscal period 2001. Additionally, the Company's weighted average interest rate it receives on cash balances declined in 2001 over 2000. See "--Liquidity and Capital Resources" and "--Item 3. Quantitative and Qualitative Disclosures About Market Risks."

Income Tax Provision. The Company recorded a tax benefit of 35.0% in the third quarter 2001 compared to a tax provision of 40% in the third quarter 2000. The Company recorded a tax benefit of 28.6% for fiscal period 2001 and a tax provision of 40.0% in fiscal period 2000.

Extraordinary Item. On March 30, 2000, the Company and the former sole shareholder of RapidFire reached an agreement whereby the Company paid to the former shareholder $200,000 and forgave a $1.5 million note receivable, and in return, was relieved in full of its indebtedness to the shareholder. This indebtedness consisted of a noninterest-bearing note with a lump-sum payment of $6.0 million due October 31, 2005 and was issued October 31, 1997 as part of the Company's acquisition of RapidFire. As a result of this early extinguishment of debt, the Company recorded an extraordinary gain of approximately $1.5 million, net of tax, during the first quarter 2000. No such item was recorded during the fiscal period 2001.

Net (Loss) Income. Net loss for the third quarter 2001 was $2.3 million, or $0.08 per diluted share, a decrease of $2.8 million, or $0.10 per diluted share, compared to net income of $490,000, or $0.02 per diluted share, for the third quarter 2000. Net loss for the fiscal period 2001 was $908,000, or $0.03 per diluted share, a decrease of $6.1 million, or $0.21 per diluted share, over net income before extraordinary item of $5.2 million, or $0.18 per diluted share, for the fiscal period 2000.


Liquidity and Capital Resources

As of September 30, 2001, the Company had $34.3 million in cash and cash equivalents and working capital of $56.9 million.

Cash provided by operating activities was $5.3 million in both fiscal periods 2001 and 2000. In fiscal period 2001, cash used in operating activities consisted primarily of net loss of $908,000 during the period as well as increased inventories, offset by $9.6 million in depreciation and amortization, decreased accounts receivable and accounts payable and other accrued liabilities. Additionally, client deposits and unearned revenues increased during fiscal period 2001 as the Company received cash from clients in advance of delivered products and/or services. In fiscal period 2000, cash provided by operating activities consisted primarily of net income of $5.2 million during the period, offset by increased accounts receivable, inventory, and the gain on early extinguishment of debt, as well as decreased accounts payable due to timing of certain vendor payments. Additionally, client deposits and unearned revenues decreased during the fiscal period 2000 as the Company delivered products and/or services previously paid for by clients.

Cash used in investing activities during fiscal period 2001 and 2000 was $18.6 million and $19.1 million, respectively. The uses of cash in investing activities during fiscal period 2001 consisted primarily of the of the acquisition of Breeze Software Pty Ltd and certain assets from HotelTools, Inc. for a total of $4.5 million, as more fully described in Note 4 of the condensed consolidated financial statements, as well as purchases of property and equipment of $4.7 million and capitalized software costs of $6.3 million. Additionally, as more fully described in Note 5 of the condensed consolidated financial statements, the Company paid Tricon $2.8 million as its initial payment for the source code and object code for certain back office software previously developed by Tricon and capitalized approximately $300,000 in professional services costs. The uses of cash in investing activities for fiscal period 2000 consisted primarily of the acquisition of TimeCorp, Inc. for $6.0 million, as more fully described in Note 4 of the condensed consolidated financial statements, and purchases of property and equipment for $9.1 million and capitalized software costs of $4.0 million.

Cash of $1.9 million was used in financing activities during fiscal period 2001 due primarily to the Company's purchase of common stock pursuant to its stock repurchase program for approximately $2.7 million, offset by cash received from the exercise of employee stock options as well as cash received from stock issued under the Company's employee stock purchase plan. Cash of $12.8 million was provided by financing activities during fiscal period 2000 due primarily to cash received from AOL's purchase of

$10.0 million of the Company's stock at a price of $10 per share, as more fully described in Note 5 of the condensed consolidated financial statements and from the exercise of employee stock options of $2.1 million.

In May 2000, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company is authorized to repurchase up to 1.0 million shares of common stock of the Company over the next twelve months. During 2000, the Company repurchased and subsequently retired approximately 90,000 shares at prices ranging from $18.25 to $19.94 per share, for total consideration of approximately $1.8 million. In May 2001, the Board of Directors of the Company renewed this stock repurchase program whereby the Company is authorized to repurchase up to 1.0 million shares of common stock of the Company through May 2002. During fiscal period 2001, the Company repurchased and subsequently retired approximately 195,000 shares at prices ranging from $8.40 to $18.67 per share, for total consideration of approximately $2.7 million. Subsequent to September 30, 2001, Company repurchased and subsequently retired approximately 530,000 shares at prices ranging from $5.27 to $6.52 per share, for total consideration of approximately $3.3 million. As of November 2, 2001, the Company has repurchased and subsequently retired approximately 815,000 shares of its common stock, for total consideration of approximately $7.8 million under these repurchase plans.

As more fully described in Note 5 of the condensed consolidated financial statements, on June 30, 2001 the Company and Tricon signed a contract evidencing a multi-year arrangement to implement the Radiant Enterprise Management software exclusively in Tricon's company-owned restaurants around the world. Tricon's franchisees will also be able to subscribe to the Radiant Enterprise Management software under the same terms as the company-owned restaurants. As part of this agreement, the Company agreed to purchase from Tricon its source code and object code for certain back office software previously developed by Tricon for $16.4 million payable in specified annual installments through December 31, 2003. Costs associated with the purchase of this asset, as well as cash received by the Company, will be deferred and recognized over the five-year subscription term of the arrangement beginning upon installation of the Radiant Enterprise Management software at each site. During the third quarter 2001, the Company paid Tricon $2.8 million as its initial payment for the asset, and capitalized approximately $300,000 in personnel costs associated with professional services which associated revenues were deferred.

Forward-Looking Statements

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Report and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy (including the development of its products and services); and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are the Company's reliance on a small number of customers for a larger portion of its revenues, fluctuations in its quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in the Company's

Form 10-K (as amended) filed with the Securities and Exchange Commission, including the "Risk Factors" therein.


Item 3.  Quantitative and Qualitative Disclosures About Market Risks
--------------------------------------------------------------------

The Company's financial instruments that are subject to market risks are its cash and cash equivalents. During the third quarter 2001 and fiscal period 2001, the weighted average interest rate on its cash balances was approximately 3.78% and 6.54%, respectively. A 10.0% decrease in this rate would have impacted interest income by approximately $24,000 and $79,000, respectively, during the third quarter 2001 and fiscal period 2001.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits.

            None


(b) Reports on Form 8-K
         One report on Form 8-K was filed during the quarter ended September 30, 2001, date of report July 26, 2001 regarding the release of three and six-month financial results ended June 30, 2001.


                                  Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          RADIANT SYSTEMS, INC.

Dated:   November 13, 2001            By: /s/ John H. Heyman
         -----------------------          ------------------
                                          John H. Heyman, Executive
                                          Vice President and Chief Financial
                                          Officer
                                          (Duly authorized officer and principal
                                          financial officer)