Form 10-K
period 2001-12-31
RADIANT SYSTEMS INC
filed 2002-03-29
CIK 845818

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-K

                              ---------------------

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the fiscal year ended December 31, 2001

                         ------------------------------

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

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (17,374,329 shares) on March 19, 2002 was approximately $158,106,394 based on the closing price of the registrant's common stock as reported on The NASDAQ Stock Market on that date. For the purposes of this response, officers, directors and holders of 10% or more of the registrant's common stock are considered to be affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of March 19, 2002: 27,576,263 shares of no par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement to be delivered to the shareholders in connection with the Annual Meeting of the Shareholders to be held on May 22, 2002 are incorporated by reference in response to Part III of this Report.

PART I

Item 1. Business.
-----------------

General

Radiant Systems, Inc. (the "Company" or "Radiant") provides enterprise-wide technology solutions to businesses that serve the consumer. The Company offers fully integrated retail automation solutions including point of sale systems; consumer-activated ordering systems; and Web-based and client server-back office, headquarters-based management and decision support systems. In addition to its technology, the Company offers professional services focusing on technical implementation and process improvement, as well as hardware maintenance services and 24-hour help desk support. The Company's products provide integrated, end-to-end solutions that span from the consumer to the supply chain to help improve product profitability, employee productivity and client service through use of innovative technology. Radiant's mission is to enable businesses to achieve operational excellence through intelligent technology. To accomplish this mission, Radiant combines powerful technology platforms, extensive industry knowledge and strategic partnerships to deliver positive returns on systems investments for companies ranging in size from single site operators to multinational corporations.

Certain retail markets require many of the same product features and functionality. As a result, the Company believes it can continue to leverage its existing technology across various retail markets with limited incremental product development efforts. Moreover, management believes the Internet provides an important opportunity for the Company to better serve its clients and offer increased functionality at a lower total cost. In 1999, the Company began developing its new generation of management systems products--Enterprise Productivity Software, formerly WAVE(TM). This product architecture is designed to combine and expand the functionality of its Site Management Systems and Headquarters-Based Management Systems. The Company's architecture and platforms for these products are entirely web-based, which the Company believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retailers. Management believes that these products will strengthen its offerings by providing integrated, end-to-end solutions that span from the consumer to the supply chain.

The Enterprise Productivity Software was generally released during the first quarter of 2002. The Company intends to offer its Enterprise Productivity Software both through the application service provider, or "ASP," delivery model as well as through installations directly in client locations as "client-hosted" systems. In instances where clients select the ASP delivery model, the Company will remotely host applications from an off-site central server that users can access over dedicated lines, virtual private networks or the Internet. The Company is continuing to develop its Enterprise Productivity Software solution and to establish strategic relationships to facilitate these product offerings.

In connection with its strategy to develop ASP-delivered products, in April 2000 the Company began offering certain new and existing products on a subscription-based pricing model. Under this subscription-pricing model, clients pay a fixed, monthly fee for use of the Enterprise Productivity Software and the necessary hosting services to utilize those applications and solutions. This offering represents a change in the Company's historical pricing model in which clients were charged an initial licensing fee for use of the Company's products and continuing maintenance and support during the license period. To date, the Company continues to derive a majority of its revenue from these legacy products under its traditional sales model of one-time software license revenues, hardware sales and software maintenance and support fees. Based on this historical trend, the Company anticipates that clients who elect to purchase the Company's legacy products will continue to favor the one-time software license and hardware purchases over the subscription-based pricing model for the foreseeable future.

Although the Company's subscription-based revenues to date have been immaterial to total revenues, the Company expects that the general release of the Enterprise Productivity Software will lead to an increase in the percentage of recurring revenues coming from subscription-based offerings. As a result of offering clients a subscription-pricing model and the decline of revenues from legacy site management and headquarters solutions, the Company may see a decline in the one-time revenues from software license fees, replaced over time by monthly subscription fees. In addition, the Company expects revenue from maintenance and support from existing clients to decline and to be replaced by subscription fees should existing clients convert to the subscription-pricing model.

To date, the Company's primary source of revenues has been large client rollouts of the Company's products, which are typically characterized by the use of fewer, larger contracts. These contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general require costs that may substantially precede recognition of associated revenues. During the third quarter ended September 30, 2001, the Company began to experience declines in revenues and negative operating results. The Company attributes these declines primarily to the current global economic environment and the product transition the Company is currently undertaking in advance of the general release of the Enterprise Productivity Software. In response to these circumstances, during the latter part of the third quarter and throughout the fourth quarter of 2001, the Company downsized its personnel by 7.3% in order to contain its operating costs. If the Company's product transition or industry acceptance of the Enterprise Software Product progresses slower than currently anticipated or if the economic downturn continues or worsens the Company believes it could continue to experience a decline in revenues and negative operating results.

On June 30, 2001 the Company and Tricon Restaurant Services Group, Inc. ("Tricon") signed a contract evidencing a multi-year arrangement to implement the Enterprise Productivity Software exclusively in Tricon's company-owned restaurants around the world. Tricon's franchisees will also be able to subscribe to the software under the same terms as the company-owned restaurants. As part of this agreement, the Company agreed to purchase from Tricon its source code and object code for certain back office software previously developed by Tricon for $20.0 million, $16.5 million of which is payable in specified annual installments through December 31, 2003. The remaining $3.5 million is payable on a pro rata basis based upon Tricon's acceptance and rollout of the Enterprise Productivity Software and fulfillment of its total target client store commitment beginning in 2002 and ending in 2004 (See Note 9 of the consolidated financial statements). Costs associated with the purchase of this asset, costs of professional services work performed, as well as cash received by the Company, will be deferred and recognized over the five-year subscription term of the contract beginning upon installation of the Enterprise Productivity Software at each site. During 2001, the Company paid Tricon $2.8 million as its initial payment for the purchase of the Tricon back office software, and capitalized approximately $540,000 in personnel costs associated with professional services for which associated revenues of approximately $1.5 million were deferred.

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

At the end of 2001, there were more than 120,000 convenience stores nationwide and the cinema industry had approximately 36,000 screens within approximately 6,500 sites nationwide. As of January 2002, the food service industry had over 844,000 domestic units, of which approximately 240,000 were classified as quick service restaurants. Typically, the existing information systems in these industries consist of stand-alone devices such as cash registers or other point of sale systems with little or no integration with either the back office of the site or an enterprise-wide information system. Implementation of information systems providing this functionality typically involves multiple vendors and an independent systems integration firm. The resulting proprietary solutions are often difficult to support and have inherently high risks associated with implementation. Management believes that technology solutions which are highly functional and scalable, relatively inexpensive and easy to deploy are critical for successful penetration in these retail markets.

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

To meet increasing system demands from retailers, providers of hardware and software point of sale solutions are attempting to integrate existing products. This process often requires independent systems integrators to provide enterprise-wide data communications. These systems often are based on proprietary, closed protocols and technology platforms from several different vendors. As a result, the effort required to implement and maintain these systems can be difficult, time consuming and expensive.

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

                                                          LEGACY BACK OFFICE AND
CONSUMER SELF SERVICE           ENTERPRISE PRODUCTIVITY   HEADQUARTERS  SYSTEMS
Touch Screen Interactive        Workforce Management      Inventory Control
Video, Graphics, Audio          Supply Chain Management   Vendor Management
Credit/Cash Payment             Operations Management     Purchasing/Receiving
Compact, Enclosed Terminals     Customer Management       Employee Management
Suggestive Selling                                        Recipe Management
                                                          Menu Management
                                                          Executive Information
                                                          Electronic Price Book
POINT OF SALE                   SERVICES                  Vendor EDI
Touch Screen Interactive        Consulting                Centralized Menu Management
Transaction Auditing            Training                  Decision Support Systems
Electronic Payment Processing   Maintenance
Data Capture                    Technical Support
Peripheral Integration          Integration
Loyalty Programs                Installation
Table Management

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

     Introduce new products to current markets. The Company has introduced a variety of new products and services. During 1998, the Company began developing Radiant POS (formerly Lighthouse), its next generation software technology. Throughout 2000, the Company enhanced the Radiant POS product and successfully introduced this technology into the convenience store, food service and entertainment markets. Management believes its Radiant POS generation of software products, which utilizes both Microsoft Windows CE and NT operating systems, represent an innovative platform based on open, modular software and hardware architecture and offer increased functionality and stability compared to other open systems in the marketplace at a lower total cost of ownership. The Company continues to introduce incremental new devices and software modules to complete its existing suite of products for the retail markets.

     In 1999, the Company began developing its new generation of management systems products--Radiant Enterprise Productivity Software. The Enterprise Productivity Software is being designed to combine and expand the functionality of its Site Management Systems and Headquarter-Based Management Systems. Further, the architecture and platforms for these products are entirely web-based, which the Company believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retailers. Enterprise Productivity Software was generally released during the first quarter of 2002.

     Management believes that these new web-based product offerings along with the Radiant POS will open up significant opportunities for future new business.

     Expand markets for the Company's solutions. The Company believes that its core technology and solutions are applicable to a variety of retail markets. The Company has made seven acquisitions in the petroleum convenience store, food service, lodging, and entertainment markets, which combined with its existing systems and technology, has enabled it to enter and/or broaden its presence in these markets. Although the Company's traditional markets have been the convenience store, food service, entertainment and convenient automotive service center markets, management believes it can continue to leverage its existing technology across other retail markets with limited incremental product development efforts. During 2001 as evidence of this market expansion, the Company made sales in the grocery, telecom, lodging and specialty retail markets. Furthermore, the Company believes it Enterprise Productivity Software will provide the Company accesses to a wider array of clients.

     Better Serve the Smaller Retailer. A large portion of the food service and convenience store market is comprised of small businesses. Historically, a disproportionately small percentage of the Company's business has been derived from this small business segment of the market. Management believes that along with its Web-enabled management software offering and utilizing distribution partners, the Company can grow this segment in the future at a faster rate than in the past. At the end of 2001, the Company had agreements with seven distribution partners throughout the United States.

     Make strategic acquisitions. The Company has accelerated its entry into new vertical markets through acquisitions and joint venture arrangements. During 2001 the Company purchased certain assets from HotelTools, Inc. ("HotelTools"), an emerging provider of enterprise software solutions for the hospitality industry including solutions to centralize all aspects of multi-property hotel operations, including hotel management, rate management, reservations and procurement. Additionally in 2001, the Company purchased Breeze Software Proprietary Limited ("Breeze"), a leading provider of software applications for retailers in the Australian and Asia-Pacific marketplaces. To the extent the Company believes acquisitions or joint ventures can better position it to serve its current markets or penetrate others, it will pursue such opportunities.

     Increase sales and marketing efforts outside the United States. Historically, the Company has not derived a significant portion of its revenues from clients outside the United States. However, during 2001, the Company's international revenues grew to $13.4 million, or 10.2% of total revenues, from $2.7 million, or 2.1% of total revenues in 2000. Management believes that the growing number of large, multi-national companies who are among the Company's major domestic clients together with its successful record of implementing solutions with retailers in Western Europe, Eastern Europe and Asia will allow it to make additional progress internationally in the future. Additionally, with the Company's acquisition of Breeze in 2001, the Company has increased its international presence and sales capabilities. The Company has previously executed international projects in Canada, Spain, the Czech Republic, Hong Kong, Japan, Malaysia, Poland, Sweden, Switzerland, Thailand, and the U.K. The Company currently has sales offices in Geelong, Australia, Prague, Czech Republic and Singapore.

     Expand existing position in selected markets. The Company believes that it is in a strong position to expand its current market share in the convenience store, food service, entertainment, lodging and convenient automotive service center markets due to its highly functional technology solutions and its practical experience in deploying and implementing retail solutions. The Company has experience integrating all aspects of its technology solutions into existing retail technology infrastructures.

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

     Convenience Store Market

In the United States, there currently are approximately 120,000 convenience stores, which derive a significant portion of revenues from selling products other than gasoline. Additionally, the Company believes that the international convenience store market represents a substantial opportunity for its technology solutions. Management believes that the industry is currently under-invested in technology. Only 42% of the industry's retail sites use scanning equipment, compared to grocery stores, which have implemented scanning at approximately 90% of their locations.

The Company believes that the demand for the Company's technology solutions in the convenience store market for the foreseeable future will remain strong. This demand exists because many convenience store operators are finding that their consumers prefer "pay at the pump" systems, and many operators are upgrading their point of sale systems to interface with these consumer-activated systems. Approximately 67% of convenience stores currently utilize pay at the pump technology. Implementing this technology requires a site to upgrade its system for controlling and managing fuel sales. Management believes that installation of pay at the pump systems will remain strong for the foreseeable future, encouraging additional investment in store automation. Management also believes that based on the success of technology in recent years, and the positive return on investment associated with the Company's solutions, demand for new technology will remain from both new and existing clients.

     Food Service Market

The domestic food service market includes approximately 844,000 sites as of the beginning of 2002. Restaurants increasingly require sophisticated technology systems which integrate with evolving headquarters information systems and enable more timely and accurate management of site operations. At the site, managers seek real-time information access and management systems that permit employees to increase the speed and accuracy with which they take an order, prepare the food, and fill the order, often accommodating numerous concurrent orders at multiple table-top, counter-top and drive-through locations. Managers at all levels are seeking solutions to better manage menu and pricing functions, optimizing profitability and inventory management. The market for automated information and transaction systems for restaurants is typically more advanced than in the convenience store, convenient automotive service center and entertainment markets but is highly fragmented and includes a large number of proprietary, closed systems.

     Entertainment Market

The domestic cinema industry is concentrated, with the top six chains operating approximately 44% of the cinema screens. In addition to increasing the number of screens per site, "megaplexes" have evolved, which combine restaurants, movies and other forms of entertainment in one facility. There are approximately 36,000 cinema screens in the United States. These screens are operated at approximately 6,500 sites, with recent trends emphasizing more screens per site. While cinema sites typically are operated in a decentralized manner, the Company believes cinema operators are focused on implementing cost controls from headquarters. Due to economic conditions during 2000 and 2001, the cinemamarket suffered significant financial losses including bankruptcies and site closings. As more fully detailed in Note 13 of the consolidated financial statements, the Company's revenues from this industry while increasing from 2000 to 2001, have declined significantly over those in 1999 due to this market downturn. - See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Lodging Market

There are approximately 53,500 hotel properties with approximately 4.1 million hotel rooms in the United States in hotels/motels containing twenty or more rooms. Furthermore, multi-branded hotel companies increasingly characterize the lodging industry. The Company believes that its internet-based property management system will help property owners and franchisees maximize profitability and compete more effectively by managing their rooms inventory, rates and reservations. The Internet-based management console provides a powerful tool for management personnel to access all critical business metrics, via a simple web browser, for an individual property or a chain wide enterprise. Due to the economic conditions during the latter part of 2001, driven primarily by decreased travel after the September 11, 2001 terrorist attacks in the United

States, the lodging industry has suffered financial losses resulting in cost-cutting measures, including delays in capital expenditures.

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

     Consumer Self Service

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

     Site Management Systems - Legacy

Site management systems, or back office software, provide various types of retail operators with the capabilities to manage employees and inventory, schedule labor, automate daily reports, analyze costs and forecast results. Additionally, these systems provide the means for retailers to easily gather point of sale and management information including real-time sales monitoring. The Company's back office management systems were developed with a user friendly, graphical interface and are based on open architecture.

     Headquarters-Based Management Systems - Legacy

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

The Company believes that its headquarters-based product is one of the most functional and comprehensive headquarters management applications widely marketed to various retail chains. The product is flexible and expandable based on application architecture and database structure. The application is written in PowerBuilder, and the database, Microsoft SQL Server, is highly scalable. The user interface is intuitive and easy to use.

To provide food service, entertainment and convenient automotive service center operators with additional information and functionality at headquarters, the Company, through its Radiant POS suite of products, plans to combine certain features and functions of its convenience store headquarters-based product with the food service, entertainment and convenient automotive service center product lines. See "-- Product Development."

     Workforce Management Software - Legacy

As part of its acquisition of TimeCorp, Inc. in 2000, the Company acquired the Workforce Management Software. This software provide retailers the ability to ensure compliance with corporate hiring policies, create and manage labor schedules, provide timeclock interface for ease in monitoring hours worked, job costing and exception reporting, as well as management reporting functionality. The Company's workforce management systems were developed with a user friendly, graphical interface and are based on open architecture and have been installed in various supermarket, retail, food service and hospitality chains.

     Radiant 6e

In 1999, the Company began developing its next generation of management systems products--Enterprise Productivity Software. These products are designed to combine and expand the functionality of its Site Management Systems and Headquarter-Based Management Systems. Further, the Company's architecture and platforms for these products are entirely web-based, which the Company believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retailers. The Enterprise Productivity Software was generally released in the first quarter of 2002.

In early 2002, the Company announced Radiant 6e(TM), an enterprise platform enabling intelligent technology through:

     .    open architecture allowing integration with other products;
     . a development environment which enables organizations to customize applications to meet their specific needs;
     .    web-based architecture enabling rapid deployment;
     . a corporate data management framework which enables the system to be easily adapted to a client's existing organizational hierarchy and business unit groupings; and
     . a global platform which enables multi-national deployments through language translation and fiscalization modules.

Radiant 6e encompasses all of the web-based Enterprise Productivity Suite applications as well as the Radiant POS platform and includes the following suite, solutions and applications:

Enterprise Productivity Suite:
     .    Workforce Management Solutions
     .    Supply Chain Management Solutions
     .    Operations Management Solutions
     .    Order Entry/ Customer Management Solutions

Radiant POS Suite:
     .    POS Management Solutions
     .    Customer Self Service Solutions
     .    Property Management Solutions
     .    Loyalty Programs Solutions
     .    Electronic Payment Processing Solutions

Each of these solutions contains multiple applications. For instance, the supply chain solutions include inventory management applications; the workforce management solutions contain time and attendance applications.

The Radiant 6e platform is designed to enable increased productivity throughout the enterprise by supporting operational excellence through:

     .    ease-of-use end-user applications designed to require minimal training;
     .    fast transaction speed;
     .    best practice enforcement, through programmable workflows and alerts;
     . "One Version of the Truth" which enables individuals throughout the organization to see the same data and react in real time;
     . an action-oriented vs. analysis-oriented approach; alerts tell users not only what the problem is, but provide guidance on how to fix it and/or take them directly to the appropriate screen to correct the problem; and
     . customized menus, alerts and reports that are designed around an individual's role and the position within the enterprise's hierarchy of his/her business unit.

     Lodging Management Solution

As part of its acquisition of certain assets from HotelTools, the Company acquired the HotelTools property management software. The internet-based property management software focuses on improving operational performance and guest service, and is part of the Radiant 6e POS Suite and the Radiant 6e Enterprise Productivity Suite. The solution includes the Radiant 6e Lodging Management Solution (including management console and customer relationship management), and the Radiant 6e Workforce Management Solution (including automatic labor scheduling, labor forecasting, time and attendance tracking, and Internet based time clocks). The Radiant 6e Lodging Management Solution manages guest reservations, guest accounting, accounts receivable, revenue management, travel agent accounting, group management, and provides for a single guest record and single image inventory across an enterprise. The Internet-based management console provides a powerful tool for management personnel to access all critical business metrics, via a simple web browser, for an individual property or a chain wide enterprise. The Radiant 6e Workforce Management Solution can be integrated to sales and catering systems to automatically generate labor schedules based on actual banquet and meeting room schedules and layouts. Radiant provides implementation, consulting and support services for systems it markets to the lodging industry.

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

Clients

Clients who have selected the Company as their technology solutions provider operate over 138,000 sites. As of December 31, 2001, the Company has installed its technology solutions in over 55,000 of these sites. In 2001 and 2000, one client, Speedway SuperAmerica, LLC accounted for 10.2% of the Company's total revenues, while in 1999, one client, American Multi-Cinema, Inc., accounted for 13.3% of the Company's total revenues.

The following is a partial list of major clients who have licensed or purchased the Company's products and services:

ALLTEL Corporation                        Marriott International, Inc.
American Multi-Cinema, Inc.               Maverick Country Stores
AmeriKing Corporation                     Meijer Stores
Boston Chicken, Inc.                      National Amusements, Inc.
BP Amoco, p.l.c.                          Phillips Petroleum
Chick-fil-A, Inc.                         Regal Cinemas, Inc.
Compass Group USA, Inc.                   Repsol YPF
Conoco, Inc.                              Sheetz, Inc.
Crown Central Petroleum Corporation       Souper Salad, Inc.
Edwards Theatres                          Speedway SuperAmerica, LLC
Einstein/Noah Bagel Corporation           Suburban Lodges of America, Inc.
Holiday Stationstores                     The Krystal Company
JC Penney                                 Tricon Restaurant Services Group, Inc.
Krispy Kreme Doughnut Corp.               Ultramar Diamond Shamrock Corporation
Kroger Corporation                        United Artists Theatre Circuit, Inc.
Lenscrafters                              Wawa, Inc.
Loews Cineplex Entertainment Corporation  Westwind, Inc.

Competition

In marketing its technology solutions, the Company faces intense competition, including internal efforts by some potential clients. The Company believes the principal competitive factors are product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with other systems. The Internet has presented new competition to the Company. These companies often offer new business models which may force the Company to change its terms of business to continue to maintain its market position.

Within the markets it serves, the Company believes it is the only integrated technology solution provider of point of sale, back office and headquarters-based management systems. Within these product lines, the Company faces intense levels of competition from a variety of competitors. International Business Machines, Inc., NCR Corporation, VeriFone, Inc. (held by Gores Technology Group, an international acquisition and management company), Dresser Wayne, Marconi Plc., Retalix, Ltd., Retek Inc., Ariba, Inc., Stores Automated Software, Inc., Pacer/CATS, a subsidiary of USA Networks, Inc., AOL MovieFone, Inc., Micros Systems, Inc., Par Technology Corp., Aloha Technologies, Compris Technologies, Gilbarco Inc., Panasonic, The Pinnacle Corporation and others provide point of sale systems with varying degrees of functionality. Back office and headquarters client/server software providers include The Software Works!, Professional Datasolutions Inc., SAP AG, Oracle Corporation, MenuLink Computer Solutions, Inc., Performance Retail Inc., PeopleSoft, Inc., Kronos Incorporated, Retalix Ltd. and JDA Software Group, Inc. In addition, the Company faces additional competition from systems integrators who offer an integrated technology solutions approach by integrating other third party products.

The Company believes there are barriers to entry in the market for convenience store automation solutions. The Company has invested a significant amount of time and effort to create the functionality of its consumer-activated point of sale and back office headquarters-based management systems. The Company believes that the time required for a competitor to duplicate the functionality of these products is substantial and would require detailed knowledge of a retailer's operations at local sites and headquarters. Also, developing a credit card network interface often can take an additional six to nine months, as the certification process can be time consuming. Moreover, the major petroleum companies are extremely selective about which automation system providers are permitted to interface to their credit networks. As of March 15, 2002, the Company is certified with 14 networks and continues to explore opportunities for certifications with networks servicing all of its core industries.

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

During 1998 the Company's management determined that significant internal cost efficiencies and increased market appeal could be obtained through the consolidation of its legacy products into a single family of products, Radiant POS. This consolidation effort integrated the best business and technical knowledge from multiple markets. Throughout 1999, the Company enhanced its Radiant POS product, and successfully introduced this replacement technology into the convenience store, food service and entertainment markets. By the end of 2000, Radiant POS had been released in all of the markets the Company serves.

In 1999, the Company began developing its new generation of management systems products--Enterprise Productivity Software. This product architecture is designed to combine and expand the functionality of its Site Management Systems and Headquarter-Based Management Systems. The Company's architecture and platforms for these products are entirely web-based, which the Company believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retailers. Additionally, the Company has extended its Enterprise Productivity Software technology to include web-enabled, centrally hosted management software and integrated purchasing software built around industry-specific marketplaces. Management believes that these products will strengthen its product offerings by providing integrated, end-to-end solutions that span from the consumer to the supply chain. The Enterprise Productivity Software was generally released during the first quarter of 2002.

Throughout the course of 2000 and 2001, Radiant Systems entered additional retail markets facilitated primarily through the acquisition of several companies and product offerings. Combined with its existing products, the Company began developing, marketing, deploying and supporting these new products.

In early 2002, the Company announced Radiant 6e(TM), an enterprise platform. This platform encompasses all of the web-based Enterprise Productivity Suite applications as well as the Radiant POS platform. Management believes the Radiant 6e(TM) suite of products uniquely positions the Company to serve the needs of retailers while further differentiating the Company's systems from those of its competitors and allowing the Company to reduce significantly future development and support costs.

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

Certain technology used in conjunction with the Company's products is licensed from third parties, generally on a non-exclusive basis. These licenses usually require the Company to pay royalties and fulfill confidentiality obligations. The Company believes that there are alternative sources for each of the material components of technology licensed by the Company from third parties. However, the termination of any of these licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources. Any required alternative licenses could prove costly. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on the Company's business, operating results and financial condition. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all.

There can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Defending against any such claim could be time-consuming, result in costly litigation, cause product shipment delays or force the Company to enter into royalty or license agreements rather than dispute the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. To the extent the Company desires or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, can be time consuming and expensive to defend, prosecute or resolve.

Employees

As of December 31, 2001 the Company employed 950 persons. None of the Company's employees is represented by a collective bargaining agreement nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

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

Forward-Looking Statements

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Annual Report and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) the Company's new or future product offerings, and (v) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are the Company's reliance on a small number of clients for a larger portion of its revenues, fluctuations in its quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in the Company's filings with the Securities and Exchange Commission, as well as the "Risk Factors" section below and other places in this Report.

Risk Factors

In addition to the other information contained in this Report, the following risks should be considered carefully in evaluating the Company and its business.

History of Operating Losses. The Company reported a net loss of $428,000 in 2001. Although the Company reported net income in 1999 and 2000, the Company incurred net losses in 1998 and 1997, respectively. As a result, there can be no assurance that the Company will be able to continue to achieve and maintain profitability for 2002 and beyond. The Company anticipates that completing its products under development, and marketing existing products and new releases will require substantial expenditures. Accordingly, an investment in the Company's common stock is extremely speculative in nature and involves a high degree of risk.

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

The Internet has created new competitors and creative business models with which the Company must contend. These competitive forces could result in the Company losing market share, reducing margins or increasing investments. As a result, the Company's business, operating results and financial condition could be materially and adversely effected.

Potential Revenue Deferrals. The Company may be required to defer recognition of revenues for a significant period of time after entering into a license agreement for a variety of reasons, including:

..    transactions that include both currently deliverable software products and software products that are under development or other undeliverable elements;
..    transactions where the client demands services that include significant modifications, customizations or complex interfaces that could delay product delivery or acceptance;
..    transactions that involve acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as performance issues; and
..    transactions that involve payment terms or fees that depend upon contingencies.

Because of the factors listed above and other specific requirements under generally accepted accounting principles ("GAAP") for software revenue recognition, the Company must have very precise terms in its license agreements in order to recognize revenue when it initially delivers software or performs services. Although the Company has a standard form of license agreement that meets the criteria under GAAP for current revenue recognition on delivered elements, it negotiates and revises these terms and conditions in some transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes result in deferred revenue recognition well after the time of delivery or project completion.

Changes in Accounting Interpretations Relating to Revenue Recognition. Over the past several years, the American Institute of Certified Public Accountants issued Statement of Position, or SOP 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. The Company believes that it is currently in compliance with both SOP 97-2 and SOP 98-9. In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101, which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to for transactions not addressed by existing rules. The accounting profession continues to discuss certain provisions of SOP 97-2 and SAB 101 with the objective of providing additional guidance on potential interpretations. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in the Company's current revenue accounting practices, which could cause the Company to alter its current revenue recognition practices. Accordingly, the Company could decide to change its business practices significantly. These changes may extend sales cycles, increase administrative costs and otherwise adversely affect the Company's business.

Management of Growth. The growth in the size and complexity of the Company's business and the expansion of its product lines and its client base may place a significant strain on the Company's management and operations. An increase in the demand for the Company's products could strain the Company's resources or result in delivery problems, delayed software releases, slow response time, or insufficient resources for assisting clients with implementation of the Company's products and services, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company anticipates that continued growth, if any, will require it to recruit, hire and assimilate a substantial number of new employees, including consulting, product development, sales and marketing personnel.

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

Growth Through Acquisition. As part of its operating history and growth strategy, the Company has acquired other businesses. In the future, the Company may continue to seek acquisition candidates in selected markets and from time to time it engages in exploratory discussions with suitable candidates. There can be no assurance, however, that the Company will be able to identify and acquire targeted businesses or obtain financing for such acquisitions on satisfactory terms. The process of integrating acquired businesses into the Company's operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management attention. In particular, the integration of acquired technologies with the Company's existing products could cause delays in the introduction of new products. In connection with future acquisitions, the Company may incur significant charges to earnings as a result of, among other things, the write-off of purchased research and development. For instance, in the second quarter of 1997, the Company recorded one-time accounting charges of approximately $30.1 million for the write-off of purchased research and development and compensation expense in connection with its 1997 acquisitions. Future acquisitions may be financed through the issuance of common stock, which may dilute the ownership of the Company's shareholders, or through the incurrence of additional indebtedness. Furthermore, there can be no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of making acquisitions or making suitable acquisitions unattainable.

Fluctuations in Quarterly Operating Results. The Company's revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. These fluctuations can adversely affect the Company's business and the market price of its stock. License revenues in any quarter depend substantially upon the Company's total contracting activity and its ability to recognize revenues in that quarter in accordance with its revenue recognition policies. The Company's contracting activity is difficult to forecast for a variety of reasons, including the following:

..    a significant portion of the Company's license agreements are typically completed within the last few weeks of the quarter;
..    the Company's sales cycle is relatively long and varies as a result of the
     Company's expanding its product line and broadening its software product applications to cover a client's overall business;
..    the size of license transactions can vary significantly;
..    the possibility that economic downturns are characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs may substantially reduce contracting activity;
..    clients may unexpectedly postpone or cancel anticipated system replacement or new system evaluations due to changes in their strategic priorities, project objectives, budgetary constraints or company management;
..    client evaluations and purchasing processes vary significantly from company to company, and a client's internal approval and expenditure authorization process can be difficult and time consuming, even after selection of a vendor;
..    changes in the Company's pricing policies and discount plans may affect client purchasing patterns;
..    the number, timing and significance of the Company's and its competitors'
     software product enhancements and new software product announcements may affect purchase decisions; and
..    the introduction of new research and development projects requires the
     Company to increase significantly its operating expenses to fund greater levels of product development and to develop and commercialize additional products and services. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition may be materially and adversely affected.

In addition, the Company's expense levels, operating costs and hiring plans are based on projections of future revenues and are relatively fixed. If the Company's actual revenues fall below expectations, its net income is likely to be disproportionately adversely affected.

Due to all of the foregoing factors, in some future quarters the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's common stock would likely be materially and adversely affected.

Industry Concentration and Cyclicality. Approximately 53% of the Company's total revenue in both 2001 and 2000 was related to the convenience store market, which is dependent on the domestic and international economy. The convenience store market is affected by a variety of factors, including global and regional instability, governmental policy and regulation, natural disasters, consumer buying habits, consolidation in the petroleum industry, war and general economic conditions. Adverse developments in the convenience store market could materially and adversely affect the Company's business, operating results and financial condition. In addition, the Company believes the purchase of its products is relatively discretionary and generally involves a significant commitment of capital, because purchases of the Company's products are often accompanied by large scale hardware purchases. As a result, although the Company believes its products can assist convenience stores in a competitive environment, demand for the Company's products and services could be disproportionately affected by instability or downturns in the convenience store market which may cause clients to exit the industry or delay, cancel or reduce planned expenditures for information management systems and software products.

Concentration of Clients. The Company sells systems and services to a limited number of large clients. During 2001, approximately 32.3% of the Company's revenues were derived from five clients. During 2000, approximately 38.0% of the Company's revenue were derived from five clients. During 1999, approximately 40.9% of the Company's revenue were derived from five clients. There can be no assurance that the loss of one or more of these clients will not have a material adverse effect on the Company's business, operating results and financial condition.

The Company has traditionally depended on its installed client base for additional future revenue from services and licenses of other products. As such, if clients fail to renew their maintenance agreements, the Company's revenue could decrease. The maintenance agreements are generally renewable annually at the option of the clients and there are no mandatory payment obligations or obligations to license additional software. Therefore, current clients may not necessarily generate significant maintenance revenue in future periods. In addition, clients may not necessarily purchase additional products or services. Any downturn in software license revenue could result in lower services revenue in future quarters.

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

Competition. The market for retail information systems is intensely competitive. The Company believes the principal competitive factors in such market are product quality, reliability, performance and price, vendor and product reputation, financial stability, features and functions, ease of use and quality of support and degree of integration effort required with other systems. A number of companies offer competitive products addressing certain of the Company's target markets. See "-Competition." In addition, the Company believes that new market entrants may attempt to develop fully integrated systems targeting the retail industry. In the market for consulting services, the Company competes with the consulting divisions of the big five accounting firms, Electronic Data Systems, Inc., independent consultant firms and other systems integrators. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

Additionally, the Company competes with a variety of hardware and software vendors. Some of the Company's competitors may have advantages over the Company due to their significant worldwide presence, longer operating and product development history, and substantially greater financial, technical and marketing resources. If competitors offer more favorable payment terms and/or more favorable contractual implementation terms or guarantees, the Company may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would be likely to reduce margins.

Growth of the Company's International Segment. As more fully described in Note 13 to the consolidated financial statements, the Company's international revenues grew to $13.4 million in 2001 from $2.7 million in 2000, as the Company continues to invest in an effort to enhance its international operations. The global reach of the Company's business could cause it to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in United States locations. The following factors, among others, present risks that could have an adverse impact on the Company's business operating results and financial condition:

..    conducting business in currencies other than United States dollars subjects the Company to currency controls and fluctuations in currency exchange rates;
..    the Company may be unable to hedge the currency risk in some transactions because of uncertainty or the inability to reasonably estimate its foreign exchange exposure;
..    increased cost and development time required to adapt the Company products to local markets;
..    lack of experience in a particular geographic market;
..    legal, regulatory, social, political, labor or economic conditions in a specific country or region, including loss or modification of exemptions for taxes and tariffs, and import and export license requirements; and
..    operating costs in many countries are higher than in the United States.

Dependence on Key Personnel; Ability to Attract and Retain Technical Personnel. The Company's future success depends in part on the performance of its executive officers and key employees. The Company does not have in place employment agreements with any of its executive officers. The Company maintains a $1.0 million "key person" life insurance policy on each of Erez Goren and Alon Goren, the Co-Chief Executive Officer and Chief Technology Officer, respectively, of the Company. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results and financial condition of the Company. The Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled engineers involved in ongoing product development and consulting personnel who assist in the development and implementation of the Company's total business solutions. The market for such individuals is intensely competitive. Due to the critical role of the Company's product development and consulting staffs, the inability to recruit successfully or the loss of a significant part of its product development or consulting staffs would have a material adverse effect on the Company. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company will be able to retain its current personnel, or that it will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results and financial condition.

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

Ownership by Management. The Company's executive officers collectively own approximately 37.2% of the Company's outstanding common stock. Consequently, together they continue to be able to exert significant influence over the election of the Company's directors, the outcome of most corporate actions requiring shareholder approval and the business of the Company.

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

Item 2. Properties.
-------------------

Domestic offices
The Company currently has leases for space in three principal facilities occupying approximately 230,000 square feet in Alpharetta, Georgia, under ten-year lease agreements. The lease agreements expire in 2010 and 2013.

In November 1997, the Company signed a five-year lease to house its Integration and Client Support Operations in a building, also in Alpharetta, Georgia, with approximately 102,000 square feet. As of December 31, 2000, the Company also had regional offices in Pleasanton, California and Hillsboro, Oregon. However, as more fully described in Note 4 of the consolidated financial statements, in January 2001, the Company announced the closing of these offices and recorded a one-time charge related to this action.

International offices
The Company currently has leases for space in six principal facilities occupying approximately 18,000 square feet in Geelong, Australia. Five lease agreements expire in 2002 and the remaining lease expires in 2003. Additionally, to satisfy other sales, service and support and product development needs, the Company leases space in Singapore and Prague, Czech Republic.

The Company believes its facilities are adequate for its current needs and does not anticipate any material difficulty in securing facilities for new space, if needed.

Item 3. Legal Proceedings.
--------------------------

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

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

No matter was submitted during the fourth quarter ended December 31, 2001 to a vote of security holders of the Company.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

The Company's Common Stock has traded on The Nasdaq Stock Market under the symbol "RADS" since the Company's initial public offering on February 13, 1997. Prior to that time, there was no public market for the Common Stock. The following table sets forth the high and low sale prices per share for the Common Stock for the periods indicated as reported by The Nasdaq Stock Market.

Year ended December 31, 2001                          High               Low
-------------------------------------------         --------           ---------
First Quarter                                       $ 23.250           $ 11.688
Second Quarter                                        18.900             10.563
Third Quarter                                         16.180              7.750
Fourth Quarter                                        10.010              5.050

Year ended December 31, 2000                          High               Low
-------------------------------------------         --------           ---------
First Quarter                                       $ 79.500           $ 21.583
Second Quarter                                        42.000             12.625
Third Quarter                                         25.000             16.250
Fourth Quarter                                        29.125             17.000

Year ended December 31, 1999                          High               Low
-------------------------------------------         --------           ---------
First Quarter                                       $  8.333           $  4.250
Second Quarter                                         9.667              6.208
Third Quarter                                         15.167              8.667
Fourth Quarter                                        31.333              9.333

As of April 1, 2000, the Company effected a 3-for-2 stock split. The applicable share prices above have been restated to account for the split.

As of March 19, 2002, there were 155 holders of record of the Common Stock. Management of the Company believes that these are in excess of 6,500 beneficial holders of its Common Stock.

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

Item 6. Selected Consolidated Financial Data
--------------------------------------------

The following table sets forth selected consolidated financial data of the Company for the periods indicated, which data has been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company as of, and for each of the years in the five-year period ended December 31, 2001, have been audited by Arthur Andersen LLP, independent public accountants. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the notes thereto included elsewhere herein.

                                                                                Year Ended December 31,
                                                                ------------------------------------------------------
(in thousands, except per share data)                             2001        2000        1999      1998        1997
                                                                ------------------------------------------------------
Statement of Operations Data:
Revenues:
    System sales                                                $ 71,268    $ 79,987    $ 91,946   $59,400    $ 66,798
    Client support, maintenance and other services                60,711      48,057      37,720    23,535      11,205
                                                                ------------------------------------------------------
       Total revenues                                            131,979     128,044     129,666    82,935      78,003
Cost of revenues:
    System sales                                                  38,799      39,620      46,001    28,877      34,019
    Client support, maintenance and other services                38,043      37,356      29,989    20,288      10,298
                                                                ------------------------------------------------------
       Total cost of revenues                                     76,842      76,976      75,990    49,165      44,317
                                                                ------------------------------------------------------
Gross profit                                                      55,137      51,068      53,676    33,770      33,686
Operating expenses:
    Product development                                           11,234      11,030      11,125    11,199       6,897
    Sales and marketing                                           19,718      12,720      12,302    11,730       5,819
    Depreciation and amortization                                  9,643       7,706       6,057     4,665       2,384
    Non-recurring charges                                          1,244        --          --       1,276      30,086
    General and administrative                                    15,056      15,818      13,204    12,360       9,059
                                                                ------------------------------------------------------
(Loss) income from operations                                     (1,758)      3,794      10,988    (7,460)    (20,559)
Interest income, net                                               1,513       3,240       1,613     1,800         989
                                                                ------------------------------------------------------
(Loss) income before income taxes and extraordinary items           (245)      7,034      12,601    (5,660)    (19,570)
Income tax provision (benefit)(1)                                    183       1,773       4,992    (2,265)       (212)
Extraordinary items, net of taxes(2)(3)                               --      (1,520)         --        --         131
                                                                ------------------------------------------------------
Net (loss) income                                               $   (428)   $  6,781    $  7,609   $(3,395)   $(19,489)
                                                                ======================================================
Basic (loss) income per share:
(Loss) income before extraordinary items                        $  (0.02)   $   0.19    $   0.31   $ (0.14)   $  (0.99)
    Extraordinary gain (loss) on early extinguishment of debt         --        0.05          --        --       (0.01)
                                                                ------------------------------------------------------
Total basic (loss) income per share (4)(5)                      $  (0.02)   $   0.24    $   0.31   $ (0.14)   $  (1.00)
                                                                ======================================================
Diluted (loss) income per share:
(Loss) income before extraordinary item                         $  (0.02)   $   0.18    $   0.28   $ (0.14)   $  (0.99)
    Extraordinary gain (loss) on early extinguishment of debt         --        0.05          --        --       (0.01)
                                                                ------------------------------------------------------
Total diluted (loss) income per share (4)(5)                    $  (0.02)   $   0.23    $   0.28   $ (0.14)   $  (1.00)
                                                                ======================================================

    Weighted average shares outstanding:
       Basic (4)(5)                                               27,726      27,294      24,630    23,985      19,536
                                                                ======================================================
       Diluted (4)(5)                                             27,726      29,791      27,519    23,985      19,536
                                                                ======================================================

                                                                                    December 31,
                                                                ------------------------------------------------------
                                                                  2001       2000        1999       1998       1997
                                                                ------------------------------------------------------
Balance Sheet Data:
Working capital                                                 $ 55,205    $ 70,882    $ 65,947   $47,329    $ 57,259
Total assets                                                     125,162     131,261     111,999    84,166      93,515
Long-term debt and shareholder loan,
    including current portion                                      1,610          --       4,355     4,267       4,728
Shareholders' equity                                             103,614     108,387      85,935    69,245      71,021

     (1) As a result of its election to be treated as an S Corporation for income tax purposes, prior to completion of its initial public offering in February 1997, the Company was not subject to federal or state income taxes. For periods prior to the termination of the S Corporation status, pro forma net income amounts include additional income tax benefits determined by applying the Company's anticipated statutory tax rate to pretax income (loss), adjusted for permanent tax differences. From February (C Corporation inception) until December 31, 1997, the Company did not record a tax benefit, primarily due to nondeductible purchased research and development costs. A tax benefit was recorded in 1998 due to the net operating loss for the year. See
          Note 8 to the consolidated financial statements.
     (2) During 1997, the Company recorded a loss from early extinguishment of debt of $131,000, net of income tax.
     (3) During 2000, the Company recorded a gain on early extinguishment of debt of approximately $1.5 million, net of income tax.
     (4) In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), effective for fiscal years ending after December 15, 1997. The Company adopted the new guidelines for the calculation and presentation of earnings per share, and all prior periods have been restated.
     (5) On April 1, 2000 the Company effected a 3-for-2 stock split. All historical shares and weighted average shares have been restated to account for this split.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations.
        --------------

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) contained elsewhere in this Report.

Overview

The Company derives its revenues primarily from the sale of integrated systems, including software, hardware and related support and professional services. In addition, the Company offers implementation and integration services which are typically billed on a per diem basis. The Company's revenues from its various technology solutions are, for the most part, dependent on the number of installed sites for a client. Accordingly, while the typical sale is the result of a long, complex process, the Company's clients usually continue installing additional sites over an extended period of time. Revenues from software and systems sales are recognized as products are shipped, provided that collection is probable and no significant post shipment vendor obligations remain. Revenues from client support, maintenance and other services are generally recognized as the service is performed.

In 1999, the Company began developing its new generation of management systems products--Enterprise Productivity Software, formerly WAVE(TM). This product architecture is designed to combine and expand the functionality of its Site Management Systems and Headquarters-Based Management Systems. The Company's architecture and platforms for these products are entirely web-based, which the Company believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retailers. Management believes that these products will strengthen its offerings by providing integrated, end-to-end solutions that span from the consumer to the supply chain.

The Enterprise Productivity Software was generally released during the first quarter of 2002. The Company intends to offer its Enterprise Productivity Software both through the application service provider, or "ASP," delivery model as well as through installations directly in client locations as "client-hosted" systems. In instances where clients select the ASP delivery model, the Company will remotely host applications from an off-site central server that users can access over dedicated lines, virtual private networks or the Internet. The Company is continuing to establish strategic relationships to facilitate the release of the Enterprise Productivity Software.

In connection with its strategy to develop ASP-delivered products, in April 2000 the Company began offering certain new and existing products on a subscription-based pricing model. Under this subscription-pricing model, clients pay a fixed, monthly fee for use of the Enterprise Productivity Software and the necessary hosting services to utilize those applications and solutions. This offering represents a change in the Company's historical pricing model in which clients were charged an initial licensing fee for use of the Company's products and continuing maintenance and support during the license period. To date, the Company continues to derive a majority of its revenue from these legacy products under its traditional sales model of one-time software license revenues, hardware sales and software maintenance and support fees. Based on this historical trend, the Company anticipates that clients purchasing the Company's legacy products will continue to favor the one-time software license and hardware purchases over the subscription-based pricing model for the foreseeable future.

Although the Company's subscription-based revenues to date have been immaterial to total revenues, the Company expects that the general release of the Enterprise Productivity Software will lead to an increase in the percentage of recurring revenues coming from subscription-based offerings. As a result of offering clients a subscription-pricing model and the decline of revenues from legacy site management and headquarters solutions, the Company expects to see a decline in the one-time revenues from legacy software license fees, replaced over time by monthly subscription fees. In addition, the Company expects revenue from maintenance and support from existing clients to decline and to be replaced by subscription fees should existing clients convert to the subscription-pricing model.

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

To date, the Company's primary source of revenues has been large client rollouts of the Company's products, which are typically characterized by the use of fewer, larger contracts. These contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general require costs that may substantially precede recognition of associated revenues. During the third quarter ended September 30, 2001, the Company began to experience a decline in revenues and negative operating results. The Company attributes this decline primarily to the current global economic environment and the product transition the Company is currently undertaking in advance of the general release of the Enterprise Productivity Software. In response to these circumstances, during the latter part of the third quarter and throughout the fourth quarter of 2001, the Company downsized its personnel by 7.3% in order to contain its operating costs. If the Company's product transition or industry acceptance of the Enterprise Software Product progresses slower than currently anticipated or if the economic downturn continues or worsens the Company believes it could continue to experience a decline in revenues and negative operating results.

On April 1, 2000 the Company effected a 3-for-2 stock split. All historical share data and weighted average shares have been restated to account for this split.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operation items to total revenues:

                                                               Year ended December 31,
                                                              2001       2000      1999
                                                              --------------------------
Revenues:
    System sales                                               54.0%      62.5%     70.9%
    Client support, maintenance and other services             46.0       37.5      29.1
                                                              --------------------------
Total revenues                                                100.0      100.0     100.0
Cost of revenues:
    System sales                                               29.4       30.9      35.5
    Client support, maintenance and other services             28.8       29.2      23.1
                                                              --------------------------
Total cost of revenues                                         58.2       60.1      58.6
                                                              --------------------------
Gross profit                                                   41.8       39.9      41.4
Operating expenses:
    Product development                                         8.5        8.6       8.6
    Sales and marketing                                        14.9        9.9       9.5
    Depreciation and amortization                               7.3        6.0       4.7
    Non-recurring charges                                       1.0         --        --
    General and administrative                                 11.4       12.4      10.2
                                                              --------------------------
(Loss) income from operations                                  (1.3)       3.0       8.4
Interest income, net                                            1.1        2.5       1.2

                                                              --------------------------
(Loss) income before income taxes and extraordinary item       (0.2)       5.5       9.6
Income tax provision                                            0.1        1.4       3.8
Extraordinary item, net of taxes                                 --        1.2        --
                                                              --------------------------
Net (loss) income                                              (0.3)%      5.3%      5.8%
                                                              ==========================

Year ended December 31, 2001 compared to year ended December 31, 2000

System Sales. The Company derives the majority of its revenues from sales and licensing fees of its headquarters-based, back office management, and point of sale solutions. System sales decreased 10.9% to $71.3 million for the year ended December 31, 2001 ("2001") from $80.0 million for the year ended December 31, 2000 ("2000"). This decrease was primarily the result of the current global economic environment and the product transition the Company is currently undertaking.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services, which increased 26.3% to $60.7 million in 2001 from $48.1 million in 2000. The increases were due to increased client demand for professional services such as training, custom software development, project management and implementation services and from increased support and maintenance as a result of a larger installed base within new and existing markets.

Cost of System Sales. Cost of system sales consists primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of system sales decreased 2.1% during 2001 to $38.8 million compared to $39.6 million for 2000. This decrease was directly attributable to reduced system sales in 2001 over 2000. Cost of system sales as a percentage of system revenues increased to 54.4% in 2001 from 49.5% in 2000. This increase was due primarily to increased hardware sales as a percentage of total system revenues as well as increased amortization of capitalized software. Amortization of capitalized software development costs increased 20.5% to $2.4 million for 2001, compared to $2.0 million for 2000 as products previously capitalized were generally released during 2001.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of client support, maintenance and other services increased 1.8% to $38.0 million for 2001 from $37.4 million for 2000. The increase was due primarily to increases in personnel associated with the effort of supporting higher revenues in this area. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased to 62.7% for 2001 from 77.7% in 2000, as a result of increased efficiencies and staff utilization as well as the formation of the Client Management Services group on January 1, 2001. In order to provide improved service as well as provide more leverage to its sales people, certain resources previously included in costs of client support, maintenance and other services were reallocated to a new account management and client logistics function within the sales and marketing group.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. During 2001, product development expenses increased 1.8% to $11.2 million from $11.0 million for 2000 due primarily to increased development personnel and related costs associated with the Breeze and HotelTools acquisitions. As more fully described in Note 3 to the consolidated financial statements, during 2001 the Company recorded capitalized software development costs of $8.0 million, or 41.7% of its total product development costs, as compared to approximately $5.9 million, or 35.0% of its total product development costs for 2000. This increase was due to the Company's increased development efforts for Enterprise Productivity Software. Product development expenses as a percentage of total revenues decreased to 8.5% in 2001 compared to 8.6% in 2000. Furthermore, management expects that after the Enterprise Software Product is generally released in the first quarter of 2002, the Company's product development expense will increase as its capitalized software costs decline.

Sales and Marketing Expenses. Sales and marketing expenses increased 55.0% to $19.7 million during 2001 from $12.7 million in 2000, due primarily to the creation of the Client Management Services group and associated costs previously included in cost of client support, maintenance and other services as noted above. Additionally, the Company's continued expansion of its sales activities, including new hires and increased commission expense, attributed to these increases. Sales and marketing expenses as a percentage of total revenues increased to 14.9% for 2001 from 9.9% for 2000, as sales and marketing costs increased at a pace higher than revenues.

Depreciation and Amortization. Depreciation and amortization expenses increased 25.1% to $9.6 million during 2001 compared to $7.7 million during 2000. The increase resulted from an increase in computer equipment, leasehold improvements and other assets required to support an increased number of employees and locations as well as the amortization of intangible assets associated with the Company's acquisition of Breeze, the lodging software purchased from HotelTools, Inc. and a full year of intangible amortization relating to the TimeCorp acquisition (see Note 5 of the consolidated financial statements). Depreciation and amortization as a percentage of total revenues increased to 7.3% for 2001 from 6.0% in 2000.

Non-recurring Charges. The Company recorded $1.2 million of non-recurring charges during 2001. There were no such charges in 2000. As more fully described in Note 4 of the consolidated financial statements, the non-recurring charges related to the permanent closing of the facilities in Hillsboro, Oregon and Pleasanton, California in January 2001 as well as severance and termination costs of certain other personnel in the fourth quarter of 2001 as the Company downsized to adjust to unfavorable economic conditions.

General and Administrative Expenses. General and administrative expenses decreased 4.8% during 2001 to $15.1 million from $15.8 million during 2000. The decrease was due primarily to increased efficiencies, reduction of certain support personnel and other cost cutting measures. General and administrative expenses as a percentage of total revenues were 11.4% and 12.4% for 2001 and 2000, respectively.

Interest Income, Net. Net interest income decreased 53.3% to $1.5 million during 2001, compared to net interest income of $3.2 million for 2000. The Company's interest income is derived from the investment of its cash and cash equivalents. The decrease in net interest income resulted primarily from a decrease in cash and cash equivalents from an average cash balance of $51.5 million during 2000 to an average cash balance of $38.0 million during 2001, as well as lower interest rates earned on cash investments. See "--Liquidity and Capital Resources."

Income Tax Provision. The Company recorded a tax provision of $183,000, or an effective tax rate of 74.3% in 2001 compared to a tax provision of $1.8 million, or an effective tax rate of 29.1% in 2000. As more fully explained in Note 8 of the consolidated financial statements, the tax rate increase in 2001 was primarily due to $221,000 in foreign taxes the Company was required to record despite its pretax loss of $245,000.

Extraordinary Item. During 2000, the Company and the former sole shareholder of RapidFire reached an agreement whereby the Company paid the former shareholder $200,000 and forgave a $1.5 million note receivable, and in return, was relieved in full of its indebtedness to the shareholder. This indebtedness consisted of a noninterest-bearing note with a lump-sum payment of $6.0 million due October 31, 2005 ($4.3 million at December 31, 2000) and was issued October 31, 1997 as part of the Company's acquisition of RapidFire. As a result of this early extinguishment of debt, the Company recorded an extraordinary gain of approximately $2.5 million, net of taxes of $1.0 million, during the first quarter of 2000. No such item was recorded in 2001.

Net (Loss) Income. Net loss for 2001 was $428,000 or $0.02 per diluted share, a decrease of $5.7 million, or $0.20 per diluted share, compared to net income, before extraordinary item, of $5.3 million, or $0.18 per diluted share, for 2000.

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

Client Support, Maintenance and Other Services. Revenues from client support, maintenance and other services increased 27.4% to $48.1 million in 2000 from $37.7 million in 1999. These increases were due to increased support, maintenance and services revenues within existing markets, resulting from an increased installed base. Additionally, increased clients demand for professional services such as training, custom software development, project management and implementation services contributed to these increases.

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

Product Development Expenses. During 2000, product development expenses decreased 0.9% to $11.0 million from $11.1 million for 1999 due primarily to higher capitalization of software costs associated with the Company's development of its Enterprise Productivity Software generation of products and increased custom software development projects during the year which were billed to clients whose related costs are included in costs of client support, maintenance and other services noted above. In 2000, software development costs of $5.9 million, or 35.0% of its total product development costs, were capitalized by the Company, as compared to approximately $2.8 million, or 20.1% of its total product development costs for 1999. Product development expenses as a percentage of total revenues remained constant at 8.6% in both 2000 and 1999.

Sales and Marketing Expenses. Sales and marketing expenses increased 3.4% to $12.7 million during 2000 from $12.3 million in 1999, due primarily to increased personnel costs and sales activities during 2000. Sales and marketing expenses as a percentage of total revenues increased to 9.9% for 2000 from 9.5% for 1999, as sales and marketing costs increased at a pace higher than revenues.

Depreciation and Amortization. Depreciation and amortization expenses increased 27.2% to $7.7 million during 2000 compared to $6.1 million during 1999. The increase resulted from an increase in computer equipment, leasehold improvements and other assets required to support an increased number of employees and locations as well as the amortization of intangible assets associated with the Company's acquisition of TimeCorp (see Note 5 of the consolidated financial statements). Depreciation and amortization as a percentage of total revenues increased to 6.0% for 2000 from 4.7% in 1999.

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

Income Tax Provision (Benefit). The Company recorded a tax provision of $1.8 million, or 29.1% of pre-tax income in 2000 compared to a tax provision of $5.0 million, or 39.6% of pre-tax income, in 1999. During 2000, the Company performed a research and development tax study, which resulted in the Company recording a deferred tax asset of $2.4 million, net of a valuation reserve of $1.4 million.

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

Liquidity and Capital Resources

As of December 31, 2001, the Company had $33.9 million in cash and cash equivalents and working capital of $55.2 million. The Company has sufficient cash and short term funding available to meet its liquidity needs for the next twelve months.

Cash from operating activities in 2001 was $10.9 million compared to cash from operating activities of $8.4 million in 2000 and cash from operating activities of $29.5 million in 1999. In 2001, cash provided from operating activities consisted primarily of net loss of $428,000 during the period as well as an increase in accounts payable and accrued liabilities, offset by $12.6 million in depreciation and amortization and decreased accounts receivable. Additionally, client deposits and unearned revenues increased $3.1 million during fiscal period 2001 as the Company received cash from clients in advance of delivered products and/or services. In 2000, cash provided from operating activities was primarily due to net income before extraordinary item of $5.3 million, as well as increased accounts payable due to timing of certain vendor payments, partially offset by increases in accounts receivable and inventory and a decrease in client deposits and unearned revenues. The income tax benefit from the exercise of disqualified and non-qualified stock options provided $3.3 million of cash in 2000.

Cash used in investing activities was $21.0 million and $24.3 million for 2001 and 2000, respectively. The uses of cash in investing activities during 2001 consisted primarily of the of the acquisition of Breeze Software Pty Ltd and certain assets from HotelTools, Inc. for a total of $4.5 million, as more fully described in Note 5 of the consolidated financial statements, as well as purchases of property and equipment of $5.1 million and capitalized software costs of $8.0 million. Additionally, as more fully described in Notes 6 and 9 of the consolidated financial statements, the Company paid Tricon $2.8 million as its initial payment for the source code and object code for certain back office software previously developed by Tricon and capitalized approximately $540,000 in professional services costs associated with this transaction. The uses of cash in investing activities for 2000 consisted of the purchases of property and equipment of $12.4 million, purchase of TimeCorp for $6.0 million (see Note 5 of consolidated financial statements) and capitalized software costs of $5.9 million. The uses of cash in investing activities during 1999 consisted primarily of the purchases of property and equipment of $4.2 million and capitalized software costs of $2.8 million.

Cash of $5.5 million was used in financing activities during fiscal period 2001. Primary uses of cash were the Company's purchase of common stock pursuant to its stock repurchase program for approximately $6.0 million, as well as payments under capital lease and long-term debt obligations and issuance of shareholder notes. These uses of cash were offset by cash received from the exercise of employee stock options of $1.6 million, as well as approximately $604,000 received from stock issued under the Company's employee stock purchase plan. Cash of $12.1 million was provided by financing activities during 2000 due primarily to cash received from AOL's purchase in March 2000 of $10.0 million of the Company's stock at a price of $10 per share, as more fully described in Note 10 of the consolidated financial statements. Additionally, cash was provided by financing activities from the exercise of employee stock options of $2.6 million and stock issued under the employee stock purchase plan of $1.5 million partially offset by the Company's purchase of common stock pursuant to its stock repurchase program for approximately $1.8 million.

As more fully described in Note 7 to the consolidated financial statements, during 2000, the Company and the former sole shareholder of RapidFire Software, Inc. ("RapidFire") reached an agreement whereby the Company paid the former shareholder $200,000 and forgave a $1.5 million note receivable, and in return, was relieved in full of its indebtedness to the shareholder. This indebtedness consisted of a noninterest-bearing note with a lump-sum payment of $6.0 million due October 31, 2005 ($4.3 million at December 31, 1999) and was issued October 31, 1997 as part of the Company's acquisition of RapidFire. The Company had no debt at December 31, 2001.

As more fully detailed in Note 9 of the consolidated financial statements, the Company leases office space, equipment and certain vehicles under noncancellable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases various equipment and furniture under a four-year capital lease agreement. The capital lease runs until April 30, 2005. Aggregate future minimum lease payments under the capital lease and noncancellable operating leases as of December 31, 2001 are as follows (in thousands):

                                                        Payments Due by Period
                                       -------------------------------------------------------------------
Contractual Obligations:                           Less than
                                         Total      1 Year     1 - 3 Years    4 - 5 Years    After 5 Years
                                       -------------------------------------------------------------------
Capital Lease Obligations              $  1,837    $    551     $  1,286             --              --
Operating Leases                         41,827       6,495       11,215        $ 8,075        $ 16,042
Other Long-Term Obligations  (1)         13,776       9,750        4,026             --              --
                                       ----------------------------------------------------------------
Total Contractual Cash Obligations     $ 57,440    $ 16,796     $ 16,527        $ 8,075        $ 16,042
                                       ================================================================

(1) As more fully described in Notes 6 and 9 of the consolidated financial statements, on June 30, 2001 the Company and Tricon signed a contract evidencing a multi-year arrangement to implement Radiant Enterprise Productivity Software exclusively in Tricon's company-owned restaurants around the world. Tricon's franchisees will also be able to subscribe to the Enterprise Productivity Software under the same terms as the company-owned restaurants. As part of this agreement, the Company agreed to purchase from Tricon its source code and object code for certain back office software previously developed by Tricon for $20.0 million, $16.5 million of which is payable in specified annual installments through December 31, 2003. The remaining $3.5 million is payable on a pro rata basis based upon Tricon's acceptance and rollout of the Enterprise Productivity Software and fulfillment of its total target client store commitment beginning in 2002 and ending in 2004. Costs associated with the purchase of this asset, costs of professional services work performed, as well as cash received by the Company, will be deferred and recognized over the five-year subscription term of the contract beginning upon installation of the Enterprise Productivity Software at each site. During 2001, the Company paid Tricon $2.8 million as its initial payment for the purchase of the Tricon back office software, and capitalized approximately $540,000 in personnel costs associated with professional services for which associated revenues of approximately $1.5 million were deferred.

Critical Accounting Policies and Procedures

General

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company's management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to client programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company recognizes revenue using the guidance from SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and the AICPA Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Under these guidelines, the Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists; (2) delivery of the product has occurred; (3) the fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the agreement are insignificant. For those agreements that contain significant future obligations, revenue is recognized under the percentage of completion method. The Company's services revenue consists of fees generated from consulting, custom development, installation, support, maintenance and training. Revenue related to professional services performed by the Company is generally recognized on a time and materials basis as the services are performed. The

Company also offers fixed fee services arrangements that are recognized under the percentage of completion method. Revenue from support and maintenance is generally recognized as the service is performed.

In addition, the Company estimates what future warranty claims may occur based upon historical rates and defers revenues based on these estimated claims. If the historical data used to calculate these estimates does not properly reflect future claims, these estimates could be revised. See "--Risk Factors."

Allowance for doubtful accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific client accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, if the financial condition of its clients or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. The Company records adjustments to the value of inventory based upon its forecasted plans to sell its inventories. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, client inventory levels or competitive conditions differ from expectations.

Intangible Assets

The Company has significant intangible assets related to goodwill and other acquired intangibles as well as capitalized software costs. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

The Company's policy on capitalized software costs determines the timing of recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of license fees. Management is required to use its judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

Income Taxes

The Company has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates and the Company's future taxable income levels.

Contingencies

The Company is subject to legal proceedings and other claims related to product, labor and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", and "Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30) for the disposal of a segment of a business (as previously defined in Opinion 30). The Financial Accounting Standards Board issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount for fair value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 1, 2001 and should be applied prospectively. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by incurring the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe the adoption of this statement will have a material impact on the Company's results of operations and financial position.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS No.141"), and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 supercedes APB No. 16, and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 prescribes the accounting principles for business combinations and requires that all business combinations be accounted for using the purchase method of accounting. SFAS No. 141 is effective for all business combinations after June 30, 2001.

SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 prescribes the accounting practices for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. The Company adopted SFAS No. 142 on January 1, 2002. Goodwill and certain other intangible assets, determined by management to have an indefinite life and relating to acquisitions subsequent to June 30, 2001, will not be amortized. As of December 31, 2001 the Company had approximately $10.5 million of recorded net goodwill and $2.2 million in intangible assets, which will be subject to the provisions of SFAS No. 142. The Company is amortizing its intangible assets resulting from acquisitions after June 30, 2001 over a period of no greater than five years. During 2001, the Company recorded approximately $2.3 million of goodwill amortization expense, net of taxes. Although the Company is currently evaluating this new pronouncement and has not yet determined the full impact on its financial statements, on January 1, 2002 the Company ceased amortization of goodwill on all its acquisitions made prior to June 30, 2001, the effective date of this pronouncement. Management expects to complete its evaluation of the impact of this statement by June 30, 2002.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS 133 effective January 1, 2001. The adoption did not have a material impact on the Company's results of operations.

Item 7 A. Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

Interest Rates

The Company's financial instruments that are subject to market risks are its cash and cash equivalents. During 2001, the weighted average interest rate on its cash balances was approximately 4.1%. A 10.0% decrease in this rate would impact interest income by approximately $157,000.

Foreign Exchange

As more fully explained in Note 13 of the consolidated financial statements, the Company's international revenues were $13.4 million, $2.7 million and $3.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in 2001, 2000 and 1999 were not material.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

     The following consolidated financial statements are filed with this Report:

     Report of Independent Public Accountants

     Consolidated Balance Sheets at December 31, 2001 and 2000

     Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Radiant Systems, Inc.:

We have audited the accompanying consolidated balance sheets of RADIANT SYSTEMS, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radiant Systems, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


/s/ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 8, 2002

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     2001         2000
                                                                                  ----------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $  33,924    $  49,560
   Accounts receivable, net of allowances for doubtful accounts of $2,227 and
   $2,000 in 2001 and 2000, respectively                                             20,988       22,302
   Inventories                                                                       17,290       17,172
   Deferred tax assets                                                                1,917        1,451
   Other                                                                              1,484        3,271
                                                                                  ----------------------
Total current assets                                                                 75,603       93,756

PROPERTY AND EQUIPMENT, net                                                          14,590       14,092
SOFTWARE DEVELOPMENT COSTS, net                                                      15,229        9,358
INTANGIBLES, net                                                                     12,707        9,924
DEFERRED TAXES, long-term                                                             3,618        3,882
OTHER ASSETS                                                                          3,415          249
                                                                                  ----------------------
                                                                                  $ 125,162    $ 131,261
                                                                                  ======================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                               $   6,403    $  13,611
   Accrued liabilities                                                                3,773        2,875
   Client deposits and deferred revenue                                               9,762        6,388
   Current portion of capital lease obligation                                          460           --
                                                                                  ----------------------
Total current liabilities                                                            20,398       22,874

Long-term portion of capital lease obligation                                         1,150           --
                                                                                  ----------------------
Total liabilities                                                                    21,548       22,874

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value; 5,000,000 shares authorized, no shares issued          --           --
   Common stock, par value $0.00001, 100,000,000 shares authorized, 27,511,793 and 27,647,830 shares issued and outstanding at December 31, 2001 and 2000,
   respectively                                                                           0            0
  Additional paid-in capital                                                        113,057      116,623
   Deferred compensation and employee loans                                            (818)         (80)
   Accumulated other comprehensive loss                                                 (41)          --
   Accumulated deficit                                                               (8,584)      (8,156)
                                                                                  ----------------------
Total shareholders' equity                                                          103,614      108,387
                                                                                  ----------------------
                                                                                  $ 125,162    $ 131,261
                                                                                  ======================

   The accompanying notes are an integral part of these consolidated balance sheets.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             2001         2000       1999
                                                           --------------------------------
REVENUES:
  System sales                                             $  71,268    $ 79,987   $ 91,946
  Client support, maintenance, and other services             60,711      48,057     37,720
                                                           --------------------------------
      Total revenues                                         131,979     128,044    129,666
                                                           --------------------------------

COST OF REVENUES:
  System sales                                                38,799      39,620     46,001
  Client support, maintenance, and other services             38,043      37,356     29,989
                                                           --------------------------------
      Total cost of revenues                                  76,842      76,976     75,990
                                                           --------------------------------
GROSS PROFIT                                                  55,137      51,068     53,676
OPERATING EXPENSES:
  Product development                                         11,234      11,030     11,125
  Sales and marketing                                         19,718      12,720     12,302
  Depreciation and amortization                                9,643       7,706      6,057
  Non-recurring charges                                        1,244          --         --
  General and administrative                                  15,056      15,818     13,204
                                                           --------------------------------
(LOSS) INCOME FROM OPERATIONS                                 (1,758)      3,794     10,988

INTEREST INCOME, NET                                           1,513       3,240      1,613
                                                           --------------------------------

(LOSS) INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM        (245)      7,034     12,601

INCOME TAX PROVISION                                             183       1,773      4,992
                                                           --------------------------------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM                         (428)      5,261      7,609

EXTRAORDINARY ITEM:
Gain from early extinguishment of debt, net of taxes              --       1,520         --
                                                           --------------------------------
NET (LOSS) INCOME                                          $    (428)   $  6,781   $  7,609
                                                           ================================

BASIC (LOSS) INCOME PER SHARE:
  (Loss) income before extraordinary item                  $   (0.02)   $   0.19   $   0.31
  Extraordinary gain on early extinguishment of debt              --        0.05         --
                                                           --------------------------------
      Total basic (loss) income per share                  $   (0.02)   $   0.24   $   0.31
                                                           ================================

DILUTED (LOSS) INCOME PER SHARE:
  (Loss) income before extraordinary item                  $   (0.02)   $   0.18   $   0.28
  Extraordinary gain on early extinguishment of debt              --        0.05         --
                                                           --------------------------------
      Total diluted (loss) income per share                $   (0.02)   $   0.23   $   0.28
                                                           ================================

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                       27,726      27,294     24,630
                                                           =========    ========   ========
  Diluted                                                     27,726      29,791     27,519
                                                           =========    ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                                             Accumulated
                                                     Common Stock                                               Other
                                                   ---------------                 Deferred    Accumulated  Comprehensive
                                                   Shares   Amount      APIC     Compensation    Deficit         Loss        Total
                                                   --------------------------------------------------------------------------------
BALANCE, December 31, 1998:                        15,506    $  --   $  92,144       $(353)     $(22,546)         --       $ 69,245

Treasury stock purchase and retirement                (73)      --        (514)         --            --          --           (514)
Exercise of employee stock options                  1,356       --       4,425          --            --          --          4,425
Stock issued under employee stock purchase plan       195       --       1,722          --            --          --          1,722
Income tax benefit of stock options exercised          --       --       3,226          --            --          --          3,226
Amortization of deferred compensation                  --       --          --         222            --          --            222
Net income                                             --       --          --          --         7,609          --          7,609
                                                   --------------------------------------------------------------------------------
BALANCE, December 31, 1999                         16,984       --     101,003        (131)      (14,937)         --         85,935

Three-for-two stock split effected
 in the form of a stock dividend                    8,463       --          --          --            --          --             --
Issuance of common stock                            1,000       --      10,000          --            --          --         10,000
Treasury stock purchase and retirement                (90)      --      (1,754)         --            --          --         (1,754)
Exercise of employee stock options                  1,210       --       2,566          --            --          --          2,566
Stock issued under employee stock purchase plan        81       --       1,545          --            --          --          1,545
Income tax benefit of stock options exercised          --       --       3,263          --            --          --          3,263
Amortization of deferred compensation                  --       --          --          51            --          --             51
Net income                                             --       --          --          --         6,781          --          6,781
                                                   --------------------------------------------------------------------------------
BALANCE, December 31, 2000                         27,648       --     116,623         (80)       (8,156)         --        108,387

Comprehensive loss:
Net loss                                               --       --          --          --          (428)         --           (428)
Foreign currency translation adjustment                --       --          --          --            --         (41)           (41)
                                                   --------------------------------------------------------------------------------
Comprehensive loss:                                    --       --          --          --          (428)        (41)          (469)
Issuance of common stock                               25       --         287          --            --          --            287
Treasury stock purchase and retirement               (725)      --      (6,028)         --            --          --         (6,028)
Exercise of employee stock options                    506       --       1,608          --            --          --          1,608
Stock issued under employee stock purchase plan        58       --         604          --            --          --            604
Issuance of employee loans                             --       --          --        (818)           --          --           (818)
Amortization of deferred compensation                  --       --          --          43            --          --             43
Cancellation of employee stock options                 --       --         (37)         37            --          --             --

                                                   --------------------------------------------------------------------------------
BALANCE, December 31, 2001                         27,512    $  --   $ 113,057       $(818)     $ (8,584)        (41)      $103,614
                                                   ================================================================================

  The accompanying notes are an integral part of these consolidated statements.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                             2001        2000        1999
                                                                           --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                        $   (428)   $  6,781    $  7,609
  Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
     Gain on early extinguishment of debt before taxes                           --      (2,529)         --
     Deferred income taxes                                                       38         (44)      1,078
     Accretion of note payable interest                                          --          56         226
     Depreciation and amortization                                           12,639       9,671       7,187
     Amortization of deferred compensation                                       43          51         222
     Income tax benefit of stock options exercised                               --       3,263       3,226
     Changes in assets and liabilities, net of acquired entities:
        Accounts receivable                                                   1,657      (3,362)       (284)
        Inventories                                                              37      (4,031)     (1,176)
        Other assets                                                          2,577      (1,244)        334
        Accounts payable                                                     (8,628)      3,958       4,720
        Accrued liabilities                                                    (212)     (2,171)      1,691
        Client deposits and deferred revenue                                  3,144      (2,039)      4,643
                                                                           --------------------------------
            Net cash provided by operating activities                        10,867       8,360      29,476

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                    (5,138)    (12,359)     (4,243)
      Purchases of acquired entities, net of cash acquired                   (4,525)     (6,000)         --
       Purchase of software asset and capitalized professional
         services costs                                                      (3,338)         --          --
     Capitalized software development costs                                  (8,025)     (5,929)     (2,807)
                                                                           --------------------------------
            Net cash used in investing activities                           (21,026)    (24,288)     (7,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock, net of issuance costs           --      10,000          --
     Repurchase of common stock                                              (6,028)     (1,754)       (514)
     Exercise of employee stock options                                       1,608       2,566       4,425
     Stock issued under employee stock purchase plan                            604       1,545       1,722
     Repayment of capital lease obligations and other long-term debt           (802)       (304)       (138)
     Issuance of shareholder loans, net                                        (818)         --          --
     Other                                                                      (41)         --         (23)
                                                                           --------------------------------
            Net cash (used in) provided by  financing activities             (5,477)     12,053       5,472
                                                                           --------------------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (15,636)     (3,875)     27,898

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 49,560      53,435      25,537
                                                                           --------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $ 33,924    $ 49,560    $ 53,435
                                                                           ================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Issuance of common stock in connection with acquisition
      of Breeze                                                            $    288    $     --    $     --
                                                                           ================================
    Assets acquired under capital lease                                    $  1,956    $     --    $     --
                                                                           ================================
    Cash paid for income taxes                                             $     69    $    120    $    100
                                                                           ================================
    Cash paid for interest                                                 $     92    $      3    $     31
                                                                           ================================

  The accompanying notes are an integral part of these consolidated statements.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

1. ORGANIZATION AND BACKGROUND

Radiant Systems, Inc. and its subsidiaries (collectively, the "Company") provides enterprise-wide technology solutions to businesses that serve the consumer. The Company offers fully integrated retail automation solutions, including point of sale systems, consumer-activated order systems, back office management systems, headquarters-based management systems and web-enabled decision support systems. The Company's products provide integrated, end-to-end solutions that span from the consumer to the supply chain. The Company's products enable retailers to interact electronically with consumers, capture data at the point of sale, manage site operations, communicate electronically with their sites, and interact with vendors through electronic data interchange and web-based marketplaces. The Company also develops and markets a variety of intelligent, Windows CE based devices that are specific to the retail industry. In addition, the Company offers professional services focusing on technical implementation, process improvement and change management as well as hardware maintenance services and a 24-hour help desk support.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Radiant Systems, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation

The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Net assets of the non-U.S. subsidiaries are translated at current rates of exchange. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded in shareholders' equity. Certain other translation adjustments and transaction gains and losses continue to be reported in net income and were not material in any year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ from those estimates.

Revenue Recognition

The Company's revenue is generated primarily through software and system sales, support and maintenance, and other services:

     System Sales

     The Company generally sells its products, which include both software licenses and hardware, directly to end-users. Revenue from software licenses and system sales is generally recognized as products are shipped, provided that no significant vendor obligations remain and that the collection of the related receivable is probable. If significant services are included in the license agreement, the software license and contracted services are recognized under the percentage of completion method.

     Subscription-based revenues

     In April 2000, the Company began offering its customers subscription pricing and hosting services for some of its products. Contracts are generally for a period of three to five years with revenue being recognized ratably over the contract period commencing, generally, when the product has been installed and training has been completed.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

     Support and Maintenance

     The Company offers its clients postcontract support in the form of maintenance, telephone support and unspecified software enhancements. Revenue from support and maintenance is generally recognized as the service is performed.

     Other Services

     The Company offers consulting, custom development, installation and training services to its clients. Revenue from these services is generally recognized on a time and material basis as the service is performed. The Company also offers services under a fixed fee arrangement. Revenue from fixed fee arrangements is recognized using the percentage of completion method.

Deferred Revenue

Deferred revenue represents amounts collected prior to complete performance of professional services, customer support services, software enhancements, and significant obligations under license agreements. The Company expects to complete such services or obligations within the next twelve months. Additionally, estimated product warranty claims at the time of sale are included in deferred revenue.

Inventories

Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives of one to five years. Leasehold improvements are amortized over the terms of the respective leases or useful lives of the improvements, whichever is shorter.

     Property and equipment at December 31, 2001 and 2000 are summarized as follows (in thousands):

                                                           2001          2000
                                                         ----------------------
Computers and office equipment                           $ 18,906      $ 15,081
Leasehold improvements                                      5,341         4,536
Purchased software                                          6,744         4,128
Furniture and fixtures                                      5,638         3,599
Land                                                        2,517         2,517
                                                         ----------------------
                                                           39,146        29,861
Less accumulated depreciation and amortization            (24,556)      (15,769)
                                                         ----------------------
                                                         $ 14,590      $ 14,092
                                                         ======================

Depreciation expense for 2001, 2000 and 1999 was approximately $7.6 million, $6.1 million, and $4.8 million, respectively. In conjunction with the closing of its Hillsboro, Oregon and Pleasanton, California offices, in January 2001 (See
Note 4), the Company wrote off approximately $1.2 million of fixed assets with a net book value of approximately $200,000.

Intangible Assets

Intangible assets consisting of goodwill, product licenses and patents are amortized using the straight-line method over four to ten years. Goodwill represents the excess of purchase price over the estimated fair value of assets acquired. Amortization of intangibles was $2.7 million, $1.6 million and $1.3 million in 2001, 2000 and 1999, respectively. Accumulated amortization was $7.1 million and $4.4 million at December 31, 2001 and 2000, respectively. See "Recent Accounting Pronouncements".

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Software Development Costs

Capitalized software development costs consist principally of salaries and certain other expenses directly related to the development and modification of software products. Capitalization of such costs begins when a detail program or a working model has been produced as evidenced by the completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined is not more than three years. At December 31, 2001 and 2000, accumulated amortization of capitalized software development costs was $6.8 million and $4.4 million, respectively.

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

Common Stock

On February 9, 2000, the Company's Board of Directors approved a three-for-two split to be effected in the form of a stock dividend payable to shareholders of record as of March 1, 2000. On April 1, 2000, the Company effected the three-for-two stock split. Shares presented in the consolidated statements of shareholders' equity reflect the actual shares outstanding for each period presented. All share, per share, common stock and stock option amounts contained elsewhere in the consolidated financial statements and related notes for all periods presented have been restated to reflect the effect of this split.

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

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (in thousands):

                                                       2001     2000     1999
                                                      ------------------------

Average common shares outstanding                     27,726   27,294   24,630

Dilutive effect of outstanding stock options              --    2,497    2,889
                                                      ------   ------   ------

Average common shares outstanding assuming dilution   27,726   29,791   27,519
                                                      ======   ======   ======

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

For the years ended December 31, 2001, 2000 and 1999, options with an antidilutive impact of approximately 1,460,000, 530,000 and 270,000 shares of common stock, respectively, were excluded from the above reconciliation.

Fair Value of Financial Instruments

The book values of cash, trade accounts receivable, trade accounts payable and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company's fair value of long-term debt was not significantly different than the stated value at December 31, 2001.

Cash and Cash Equivalents

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

The Company's revenues are derived from a limited number of clients. During 2001, approximately 32.3% of the Company's revenue were derived from five clients. During 2000, approximately 38.0% of the Company's revenue were derived from five clients. During 1999, approximately 40.9% of the Company's revenue were derived from five clients. During the years ended December 31, 2001, 2000 and 1999, the following clients individually accounted for more than 10.0% of the Company's revenue:

                                           December 31,
                             2001              2000                1999
                       ---------------   ----------------   ------------------
Client A                    10.2%              10.2%                 *
Client B                      *                  *                 13.3%

   *Accounted for less than 10.0% of total revenues for the period indicated.

At December 31, 2001, approximately 12.5% of the Company's accounts receivable related to Client A.

Comprehensive (Loss) Income

In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes the rules for the reporting of comprehensive income and its components. The Company's comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive loss for the year ended December 31, 2001 was $469,000, while total comprehensive income for the years ended December 31, 2000 and 1999 was $6.8 million and $7.6 million, respectively. Accumulated other comprehensive loss at December 31, 2001 and 2000 consisted of foreign currency translation adjustments of $41,000 and $0, respectively.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", and "Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30) for the disposal of a segment of a business (as previously defined in Opinion 30). The Financial Accounting Standards Board issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount for fair value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 1, 2001 and should be applied prospectively. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS No.141"), and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 supercedes APB No. 16, and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 prescribes the accounting principles for business combinations and requires that all business combinations be accounted for using the purchase method of accounting. SFAS No. 141 is effective for all business combinations after June 30, 2001.

SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 prescribes the accounting practices for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. The Company adopted SFAS No. 142 on January 1, 2002. Goodwill and certain other intangible assets, determined by management to have an indefinite life and relating to acquisitions subsequent to June 30, 2001, will not be amortized. As of December 31, 2001 the Company had approximately $10.5 million of recorded net goodwill and $2.2 million in intangible assets, which will be subject to the provisions of SFAS No. 142. The Company is amortizing its intangible assets resulting from acquisitions after June 30, 2001over a period of no greater than five years. During 2001, the Company recorded approximately $2.3 million of goodwill amortization expense, net of taxes. Although the Company is currently evaluating this new pronouncement and has not yet determined the full impact on its financial statements, on January 1, 2002 the Company ceased amortization of goodwill on all its acquisitions made prior to June 30, 2001, the effective date of this pronouncement. Management expects to complete its evaluation of the impact of this statement by June 30, 2002.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company was required to adopt SFAS 133 effective January 1, 2001. The adoption did not have a material impact on the Company's results of operations.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

3. PRODUCT DEVELOPMENT EXPENDITURES

Product development expenditures, excluding purchased research and development costs for the years ended December 31, 2001, 2000 and 1999 are summarized as follows (in thousands):

                                                                                   2001      2000      1999
                                                                                 -------   -------   -------
Total development expenditures                                                   $19,259   $16,959   $13,932
Less additions to capitalized software development costs prior to amortization     8,025     5,929     2,807
                                                                                 -------   -------   -------

Product development expense                                                      $11,234   $11,030   $11,125
                                                                                 =======   =======   =======

The activity in the capitalized software development account during 2001, 2000 and 1999 is summarized as follows (in thousands):

                                                                   December 31,
                                                           2001       2000       1999
                                                        --------    -------    -------
Balance at beginning of period, net                     $  9,358    $ 5,394    $ 3,718
Capitalized software development costs                     8,025      5,929      2,807
Capitalized software costs from acquisitions (Note 5)        213         --         --
Amortization expense                                      (2,367)    (1,965)    (1,131)
                                                        --------    -------    -------
Balance at end of period, net                           $ 15,229    $ 9,358    $ 5,394
                                                        ========    =======    =======

Amortization of capitalized software costs is included in system costs of revenues in the accompanying statements of operations.

4. NON-RECURRING CHARGES

During 2001, the Company recorded two separate non-recurring charges; a charge of $1.0 million relating to office closures and a charge of approximately $200,000 relating to costs of terminating employees. No such charges were incurred in 2000 and 1999.

On January 23 and 26, 2001, respectively, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision was made to reduce costs and consolidate operations at the Company's headquarters in Alpharetta, Georgia. The Hillsboro office had served primarily as a sales office for the Company's small business food products, while the Pleasanton office had served primarily as a sales office for hospitality and food service products. The office closure costs related to these two offices are comprised primarily of severance benefits and lease reserves. As part of the closings, the Company terminated 25 of the 34 employees. As a result, the Company recorded a non-recurring charge of approximately $1.0 million associated with this action during its first quarter of 2001. During 2001, the Company paid or incurred approximately $845,000 in severance, lease payments and other exit costs related to this action. Furthermore, at December 31, 2001, the Company had approximately $155,000 remaining in accrued liabilities related to the remaining exit costs, which the Company expects to be paid by the end of the first quarter of 2002.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

During the third quarter ended September 30, 2001, the Company experienced declines in revenues and negative operating results which the Company attributes primarily to the current global economic environment and the product transition the Company is currently undertaking. As a result, the Company terminated approximately 90 employees and in accordance with U.S. labor law and practice, the Company paid one-time severance benefits to all terminated employees in the aggregate amount of approximately $200,000. At December 31, 2001, the Company had no further obligations surrounding this action.

5. ACQUISITIONS

HotelTools, Inc.

     On July 26, 2001, the Company purchased certain assets from HotelTools, Inc. ("HotelTools"), an emerging provider of enterprise software solutions for the hospitality industry including solutions to centralize all aspects of multi-property hotel operations, including hotel management, rate management, reservations and procurement. The transaction included the purchase of certain intellectual property rights, fixed assets and patents pending. The purchase price consisted of $1.8 million in cash and assumption of net liabilities of approximately $1.0. Total consideration, including approximately $100,000 in transaction costs, was $2.9 million. Intangibles of approximately $2.4 million were recorded, which are being amortized over two to five years (See Note 2). In addition, the Company hired approximately 30 former employees of HotelTools. Pro forma results of operations for the year ended December 31, 2001 are not included, as this acquisition was not material.

Breeze Software Proprietary Limited

On May 9, 2001, the Company acquired all the common stock of Breeze Software Proprietary Limited ("Breeze"), a leading provider of software applications for retailers in the Australian and Asia-Pacific marketplaces. The purchase price consisted of $1.7 million in cash and assumption of net liabilities of approximately $700,000. Total consideration, including approximately $400,000 in transaction costs, was $2.8 million. Intangibles of approximately $2.8 million were recorded, which are being amortized over four to ten years (See Note 2). The Company may pay additional consideration of cash and stock if certain earnings milestones are obtained. During the fourth quarter of 2001, specified earnings milestones were obtained for the period from the purchase date through December 31, 2001. As such, the Company paid additional consideration of 25,000 shares of common stock for a total additional consideration of $287,500, which was allocated to goodwill. Pro forma results of operations for the year ended December 31, 2001 are not included, as this acquisition was not material.

TimeCorp

On June 22, 2000, the Company consummated the acquisition of TimeCorp ("TimeCorp"), a workforce management and planning software business operation owned by VeriFone, Inc., a former subsidiary of Hewlett-Packard, Inc. The purchase price consisted of $6.0 million in cash and assumption of $400,000 in liabilities and included substantially all the assets of TimeCorp, including software products, intellectual property and client contracts and was accounted for under the purchase method of accounting. Intangibles of approximately $6.4 million were recorded, which are being amortized over four to ten years. Pro forma results of operations for the year ended December 31, 2001 are not included, as this acquisition was not material.

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

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

6. PURCHASED SOFTWARE

On June 30, 2001 the Company and Tricon Restaurant Services Group, Inc. ("Tricon") signed a contract evidencing a multi-year arrangement to implement Radiant Enterprise Productivity Software (the "Software") exclusively in Tricon's company-owned restaurants around the world. Tricon's franchisees will also be able to subscribe to the Software under the same terms as the company-owned restaurants. As part of this agreement, the Company agreed to purchase from Tricon its source code and object code for certain back office software previously developed by Tricon for $20.0 million, $16.5 million of which is payable in specified annual installments through December 31, 2003. The remaining $3.5 million is payable on a pro rata basis based upon Tricon's acceptance and rollout of the Software and fulfillment of its total target client store commitment beginning in 2002 and ending in 2004 (See Note 9). Costs associated with the purchase of this asset, costs of professional services work performed, as well as cash received by the Company, will be deferred and recognized over the five-year subscription term of the contract beginning upon installation of the Software at each site. During 2001, the Company paid Tricon $2.8 million as its initial payment for the purchase of the Tricon back office software, and capitalized approximately $540,000 in personnel costs associated with professional services for which associated revenues of approximately $1.5 million were deferred.

7. LONG-TERM DEBT

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

8. INCOME TAXES

The following summarizes the components of the income tax provision (benefit) (in thousands):

                                                 2001        2000         1999
                                                -----       ------      -------
Current taxes:
 Federal                                           --       $1,513      $ 5,311
 State                                             --          216          759
 Foreign                                        $ 221           --           --
 Deferred taxes                                   (38)          44       (1,078)
                                                -----       ------      -------
 Income tax provision (benefit)                 $ 183       $1,773      $ 4,992
                                                =====       ======      =======

In addition to the above, the Company recorded tax expense of $1.0 million in 2000 related to the extraordinary gain from early extinguishment of debt.

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes. Reconciliation of these differences is as follows:

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

                                                  2001    2000     1999
                                                 -----   -----     ----

Statutory federal tax rate                       (35.0)%  35.0%    35.0%
State income taxes, net of federal tax benefit    (5.0)    5.0      5.0
Foreign taxes                                     90.0      --       --
Meals and Entertainment                           23.6     1.1      0.3
Research and development tax credit                 --   (10.5)      --
Other                                              0.7    (1.5)    (0.7)
                                                 -----   -----     ----
                                                  74.3%   29.1%    39.6%
                                                 =====   =====     ====

The components of the net deferred tax asset as of December 31, 2001 and 2000 are as follows (in thousands):

                                                         2001            2000
                                                       --------        --------

Deferred tax assets:
  Net operating loss carryforward                      $  5,117        $  3,058
  Research tax credit                                     2,447           2,400
  Inventory reserve                                         916             697
  Depreciation                                            2,091           1,091
  Allowance for doubtful accounts                         1,289           1,107
  Intangibles                                             3,745           2,982
                                                       --------        --------
                                                         15,605          11,335
Valuation allowance                                      (3,690)         (1,907)
                                                       --------        --------
      Total deferred tax assets                          11,915           9,428
                                                       --------        --------

Deferred tax liabilities:
  Capitalized software                                   (6,091)         (3,743)
  Other                                                    (289)           (352)
                                                       --------        --------
      Total deferred tax liabilities                     (6,380)         (4,095)
                                                       --------        --------
Net deferred tax asset                                 $  5,535        $  5,333
                                                       ========        ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2001 and 2000, the Company had potential tax benefits of $7.6 million and $5.5 million, respectively, related to research and development tax credits and net operating loss carryforwards for income tax purposes.

The net operating loss carryforwards are primarily attributable to tax deductions related to the exercise of stock options. At December 31, 2000, the tax benefit related to the stock options exercised totaled approximately $3.3 million. Because stock option deductions are not recognized as an expense for financial purposes, the tax benefit for stock option deductions must be credited to additional paid-in capital. In 2001, the Company recorded a valuation allowance against the tax benefit for stock options exercised due to uncertainty surrounding the realization of the benefit.

The tax losses and tax credit carryforwards (if not utilized against taxable income) expire from 2012 to 2021. A valuation allowance of $3.7 and $1.9 million has been provided at December 31, 2001 and 2000, respectively, to offset the related deferred tax assets due to uncertainty of realizing the benefit of the loss carryforwards and tax credits.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

As of December 31, 2001, the Company has recorded a net deferred tax asset of $5.5 million. Realization is dependent upon generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

9. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, equipment and certain vehicles under noncancelable operating lease agreements expiring on various dates through 2013. Total rent expense under operating leases was approximately $4.9 million, $3.2 million and $4.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. In January 2002, the Company extended two of the office leases through 2013 with an aggregate increase to the future minimum lease payments of $6.5 million. The Company leases various equipment and furniture under a four-year capital lease agreement. The capital lease runs until April 30, 2005. Aggregate future minimum lease payments under the capital lease and noncancellable operating leases as of December 31, 2001 are as follows (in thousands):

                                                            Capital    Operating
                                                             Leases      Leases
                                                            -------    ---------
2002                                                         $  551     $ 6,495
2003                                                            551       6,102
2004                                                            551       5,112
2005                                                            184       4,191
2006                                                             --       3,885
Thereafter                                                       --      16,042
                                                             ------     -------

          Total:                                              1,837     $41,827
                                                                        =======
Less:  Amount representing interest                             227
                                                             ------
Net present value of minimum lease payments                   1,610

Less:  Current portion of capital lease                         460
                                                             ------
Long-term portion of capital lease obligation                $1,150
                                                             ======

Purchased Software Payments

As more fully described in Note 6, during 2001 the Company agreed to purchase from Tricon its source code and object code for certain back office software previously developed by Tricon for $20.0 million, $16.5 million of which is payable in specified annual installments through December 31, 2003. The remaining $3.5 million is payable on a pro rata basis based upon Tricon's acceptance and rollout of the Software and fulfillment of its total target client store commitment beginning in 2002 and ending in 2004. The remaining specified annual installment payments due are as follows (in thousands):

        December 31,
---------------------------
2001                 $5,250
2002                  4,500
2003                  4,026
                    -------
Total               $13,776
                    =======

The December 31, 2001 payment of $5.3 million was made in January 2002. All penalties and additional interest expense were waived by Tricon. The annual installment payments are partially secured by an irrevocable letter of credit secured by the Company's accounts receivable.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

Employment Agreements

As of December 31, 1997 the Company had entered into employment agreements with eight employees. During 1998 and 1999, five of the employees under employment agreements terminated their employment with the Company, including the former sole shareholder of RapidFire, and the primary shareholders of ReMACS and PrysmTech. During 2001, one employee under employment agreement terminated his employment with the Company. As of December 31, 2001, the Company has no further obligation under the terminated agreements.

Under each of the remaining two employment agreements, in the event employment is terminated (other than voluntarily by the employee or by the Company for cause or upon the death of the employee), the Company is committed to pay certain benefits, including specified monthly severance of not more than $13,000 per month. The benefits are to be paid from the date of termination to June 2002.

As part of the acquisition of Breeze, the Company entered into employment agreements with three employees. Under one of these agreements, in the event the employment is terminated (other than by the employee without just cause), the Company would be obligated to pay the employee severance at a rate equal to his base salary at the date of termination. This obligation would continue for two months (but not past December 31, 2003) in the event the Company terminates the employment with cause. This obligation would continue until December 31, 2003, if the Company terminates the employment without cause or based on the illness, injury, incapacity or death of the employee, or if the employee terminates the employment with just cause.

Under each of the remaining two employment agreements, in the event the employment is terminated (other than by the employee without just cause or by the Company upon the death of the employee), the Company would be obligated to pay the employee severance at a rate equal to his base salary at the date of termination for two months in the event the Company terminates the employment with cause, and for six months in the event the Company terminates the employment without cause or on the illness, injury or incapacity of the employee, or if employee terminates the employment with just cause. The term of these latter two agreements is indefinite.

10. SHAREHOLDERS' EQUITY

Stock

Stock Offerings

On March 3, 2000, the Company entered into an agreement with America Online, Inc. ("AOL") and MovieFone, Inc., a subsidiary of AOL ("MF" or collectively, AOL Moviefone), to form a strategic relationship in the retail point of sale business. This relationship, among other aspects, entails a ten-year marketing and development agreement whereby the Company agreed to develop and manufacture point of sale systems and services for sale to the entertainment industry pursuant to MF's specifications, which would make such point of sale systems interoperable with MF's remote entertainment and event ticketing services. The relationship also contemplated future collaborative efforts between the companies. As part of this relationship, AOL purchased $10.0 million of the Company's common stock at a price of $10 per share. In addition, AOL agreed to invest $25.0 million in a to-be-formed subsidiary of the Company to engage in consumer interactive businesses other than in the entertainment industry (e.g., interactive fuel and dispenser business and interactive restaurant self-ordering business). In return for its investment, AOL would receive a 15% equity interest in the form of preferred stock of this subsidiary. To the extent AOL did not invest $25.0 million in the to-be-formed subsidiary, AOL agreed to invest the balance in another to be formed subsidiary of the Company or purchase common stock of the Company at the then current market price.

On March 19, 2001, the Company and AOL amended this strategic relationship. Based on the new agreement, the Company's theater exhibition point-of-sale and management systems solution became AOL Moviefone's preferred offering in the cinema and entertainment industry. In addition, the Company agreed to support AOL Moviefone clients operating the MARS point of sale product. Additionally, both companies agreed not to pursue forming a subsidiary to address potential business-to-consumer applications over the Internet. Alternatively, AOL, as part of the amended agreement, has agreed to fund an

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

undisclosed amount of money to enable current MARS clients to upgrade to the Company's systems and for the Company to perform certain professional services for AOL and certain MARS' clients.

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

In May 2000, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 1.0 million shares of common stock of the Company over the next twelve months. During 2000, the Company repurchased and subsequently retired approximately 90,000 shares at prices ranging from $18.25 to $19.94 per share, for total consideration of approximately $1.8 million. In May 2001, the Board of Directors of the Company renewed this stock repurchase program whereby the Company is authorized to repurchase up to 1.0 million shares of common stock of the Company through May 2002. During 2001, the Company repurchased and subsequently retired approximately 725,000 shares at prices ranging from $5.27 to $18.67 per share, for total consideration of approximately $6.0 million. As of December 31, 2001, the Company has repurchased and subsequently retired approximately 815,000 shares of its common stock, for total consideration of approximately $7.8 million under these repurchase plans.

Preferred Stock

In January 1997, the Company authorized 5,000,000 shares of preferred stock with no par value. The Company's Board of Directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

Deferred Compensation

As part of the acquisition of Twenty/20, the Company granted two employees options to purchase 140,000 shares of the Company's common stock at an exercise price less than the fair market value of the Company's common stock on the date of such grant. In connection with the issuance of 100,000 options, which vested immediately, the Company recorded a nonrecurring compensation charge of $1.2 million. Additionally, the Company recorded $303,500 as deferred compensation for the remaining 40,000 options that vested over four years, for the excess of the fair market value of the Company's common stock on the date of grant over the aggregate exercise price of such options. The deferred compensation is being amortized ratably over the four-year vesting period. During 2001, approximately 19,000 of these options were cancelled due to the voluntary termination of the employee. Also during 1997, the Company issued certain employees options to purchase 26,500 of shares of the Company's common stock at a price less than fair market value on the date of grant. Deferred compensation of $323,375 was recorded and is being amortized ratably over a four-year vesting period. At December 31, 2001 the Company has no further obligation under these option agreements.

11. EMPLOYEE BENEFITS

Stock-Based Compensations Plans

Employee Stock Purchase Plan

In April 1998, the Company's Board of Directors adopted the 1998 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, an aggregate of 1,500,000 shares of common stock is reserved for purchase by qualified employees, at 85.0% of the appropriate market price. The ESPP provides that qualified employees may purchase shares at the lower of the market price in effect on the day the offering starts or the day the offering terminates. In 2001, 2000 and 1999, the Company issued approximately 58,000, 81,000 and 195,000 shares under the ESPP at an average price of $11.82, $19.00 and $8.82 per share, respectively.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

Directors Stock Option Plan

During 1997, the Company's Board of Directors adopted the Non-Management Directors' Stock Option Plan (the "Directors' Plan") for non-management directors of the Company, under which the Company may grant up to 150,000 options to nonemployee directors of the Company to purchase shares of the Company's common stock. Options are granted at an exercise price, which is not less than fair value as referenced to quoted market prices. Initial grants to new directors are exercisable over three years, while annual grants are exercisable six months after the grant date. Options granted under the Plan expire ten years from the date of grant. During 2001, the Company granted 30,000 options under the Directors' Plan. At December 31, 2001 the Company has granted 130,000 options under the Directors' Plan, of which 7,500 have been exercised and none have been cancelled.

1995 Stock Option Plan

The Company's 1995 Stock Option Plan (the "Plan"), as amended, provides for the issuance of up to 13,000,000 incentive and nonqualified stock options to key employees. Options are granted at an exercise price which is not less than fair value as referenced to quoted market prices and become exercisable as determined by the Board of Directors, generally over a period of four to five years. Options granted under the Plan expire ten years from the date of grant. At December 31, 2001, options to purchase 3,011,189 shares of common stock were available for future grant under the Plan. From 1995 through 2001, the Company has granted a cumulative 811,035 nonqualified stock options outside the Plan, of which, 539,235 have been cancelled and 279,300 have been exercised.

On October 24, 2001, the Company announced a voluntary stock option exchange program for the benefit of its employees. Under the program, employees were offered the opportunity, if they elected to cancel certain outstanding stock options previously granted to them for new stock options to be granted no earlier than May 29, 2002. On November 23, 2001, 772,810 options at an average exercise price of $21.80 were cancelled. The new options will be granted with a strike price to be set at the fair market value of our stock at the date of grant. Employees will receive one new stock option for each stock option cancelled. The exchange program was organized to comply with applicable accounting standards and, accordingly, no compensation charges related to this program are expected to result. Members of the Company's Board of Directors, executive officers, and certain other members of the senior management team were not eligible to participate in this program.

In conjunction with the Company's efforts to reduce its operating costs, in the fourth quarter of 2001 the Company initiated a change in compensation to its senior management team. Under this plan, each individual was granted a certain number of stock options in return for a specified reduction in salary compensation. As part of this plan, the Company issued approximately 880,000 options at an exercise price of $5.63. The options vest in various increments over 18 months.

Stock option activity for all plans for each of the three years ended December 31, 2001 is as follows (in thousands, except weighted average exercise price):

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

                                           2001                     2000                      1999
                                     ---------------------------------------------------------------------------
                                                Weighted-                 Weighted-                 Weighted-
                                                 Average                   Average                    Average
                                     Shares   Exercise Price   Shares   Exercise Price   Shares   Exercise Price
                                     ------   --------------   ------   --------------   ------   --------------
Outstanding at beginning of year      4,811       $13.36       5,216        $ 7.91        5,806       $ 3.01
Granted                               2,591        10.49       1,257         25.16        2,124        14.71
Canceled                             (1,491)       19.48        (452)        13.84         (680)        4.36
Exercised                              (506)        3.34      (1,210)         2.14       (2,034)        2.24
                                     ------       ------       -----        ------       -------      ------
Outstanding at end of year            5,405       $11.26       4,811        $13.36        5,216       $ 7.91
                                     ======       ======       =====        ======       =======      ======
Options exercisable at end of year    1,721       $10.17       1,394        $ 7.65          815       $ 4.40
                                     ======       ======       =====        ======       =======      ======

The following table sets forth the range of exercise prices, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date (in thousands, except weighted average price and remaining contractual life):

                    Options Outstanding               Options Exercisable
                 --------------------------------------------------------------
                                          Weighted
                                          Average
                             Weighted     Remaining                 Weighted
   Range of      Number of   Average     Contractual      Number    Average
Exercise Price     Shares     Price      Life (Years)   of Shares    Price
--------------   ---------   ---------   ------------   ---------   --------
$  0.67-$4.92      1,280       $ 3.91        5.58           895      $ 3.66
$  5.63-$7.00      1,309         5.86        9.61            30        6.77
$ 7.29-$12.00        779         8.75        7.77           292        8.75
$13.20-$19.75        897        15.98        9.15            33       17.66
$20.06-$45.58      1,140        23.74        8.10           471       23.12
                   -----                                  -----
     Total         5,405       $11.26                     1,721      $10.17
                   -----                                  -----

Fair Value Disclosure

The Company has elected to account for its stock-based compensation plan under APB 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 2001, 2000 and 1999 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions used for grants in 2001, 2000 and 1999:

                             2001           2000           1999
                          -----------    ----------    ----------
Risk free interest rate         4.50%         5.75%         5.75%
Expected dividend yield          0.0%          0.0%          0.0%
Expected lives             4.0 years     4.0 years     4.0 years
Expected volatility               93%           90%           81%

The total value of the options granted during the years ended December 31, 2001, 2000 and 1999 were computed as approximately $16.5 million, $21.3 million and $18.8 million, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS 123, the Company's reported pro forma net (loss) income and pro forma net
(loss) income per share for the years ended December 31, 2001, 2000 and 1999 would have resulted in the following pro forma amounts (in thousands, except per share data):

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

                                       2001     2000       1999
                                     -------   -------   -------

Net (loss) income:
  As reported                        $  (428)  $ 6,781   $7,609
  Pro forma                           (4,598)   (2,644)   4,509
Basic:
  As reported                        $ (0.02)  $  0.24   $ 0.31
  Pro forma                            (0.17)    (0.10)    0.18
Diluted:
  As reported                        $ (0.02)  $  0.23   $ 0.28
  Pro forma                            (0.17)    (0.09)    0.16

Employee Benefit Plan

The Company has a 401(k) profit-sharing plan (the "401(k) Plan") available to all employees of the Company who have attained age 21. The 401(k) Plan includes a salary deferral arrangement pursuant to which employees may contribute a minimum of 1.0% and a maximum of 15.0% of their salary on a pretax basis. The Company may make both matching and additional contributions at the discretion of the Company's Board of Directors. The Company made contributions of $598,000, $372,000 and $0 during 2001, 2000 and 1999, respectively.

12. RELATED-PARTY TRANSACTIONS

As part of the acquisition of RapidFire, the Company agreed to loan the former sole shareholder of RapidFire $1.5 million. During 1998, the Company advanced $1.5 million under the loan agreement. As more fully described in Note 7, an agreement was reached between the Company and the former sole shareholder and this note was repaid in full. Interest income recorded during 2000 and 1999 related to this note was approximately $19,000 and $75,000, respectively.

During 1998 and 1999, a shareholder received two loans from the Company in the aggregate amount outstanding of $181,750 at December 31, 1999 which were paid in full during 2001. During 2001, five shareholders, comprised of four non-officer employees and one officer, received loans in the aggregate amount of $1.2 million. The loans bear interest at 5.5% and are payable in certain specified increments with final payment due April 2002. Two of these loans totaling $370,000, along with accrued interest, were paid in full during 2001. Interest income recorded during 2001, 2000 and 1999 related to the notes was approximately $31,000, $11,000 and $8,000, respectively.

13. SEGMENT REPORTING DATA

Prior to January 1, 2000 the Company operated through two primary reportable segments (i) Global Solutions and (ii) Regional Solutions. Effective January 1, 2000, the Company restructured its business units and as a result, currently operates under one business unit, providing enterprise technology solutions to businesses that serve the consumer. To date, the Company's product applications have been focused on the petroleum/convenience store, hospitality and food service, and entertainment markets, as these markets require many of the same product features and functionality.

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

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

The Other nonreportable segment includes sales to other industries the Company serves, such as speciality retail, certain unallocated corporate operating expenses and the elimination of intersegment sales.

The summary of the Company's operating segments is as follows (in thousands):

                                                    For the year ended December 31, 2001
                                  ----------------------------------------------------------------------
                                  Petroleum/    Hospitality
                                  Convenience    And Food
                                     Store        Service     Entertainment       Other    Consolidation
                                  ----------------------------------------------------------------------
Revenues                            $70,341       $32,452         $24,585       $ 4,601      $131,979
Contribution margin                  19,519           (32)          8,185        (2,805)     $ 24,867
Non-recurring charges                    --         1,023              --           221         1,244
Operating income (loss)               5,913        (6,556)          3,278        (4,393)       (1,758)
Identifiable assets (1)             $18,667       $19,752         $ 4,169       $83,392      $125,980

                                                    For the year ended December 31, 2000
                                  ----------------------------------------------------------------------
                                   Petroleum/   Hospitality
                                  Convenience    And Food
                                     Store       Service      Entertainment      Other     Consolidation
                                  ----------------------------------------------------------------------
Revenues                            $68,882       $32,318         $22,994       $ 3,850      $128,044
Contribution margin                  21,858           738           6,400          (751)     $ 28,245
Operating income (loss)               7,879        (5,743)          2,681        (1,123)        3,794
Identifiable assets (1)             $11,821       $18,875         $ 3,879       $96,686      $131,261

                                                    For the year ended December 31, 1999
                                  ----------------------------------------------------------------------
                                   Petroleum/   Hospitality
                                  Convenience     And Food
                                     Store        Service     Entertainment      Other     Consolidation
                                  ----------------------------------------------------------------------
Revenues                             $61,240      $29,827         $38,599            --      $129,666
Contribution margin                   15,940        3,071          15,589       $(1,461)       33,139
Operating income (loss)                7,202       (3,483)          8,730        (1,461)       10,988
Identifiable assets (1)               $8,105      $13,466         $ 8,769       $ 81,659     $111,999

     (1) Identifiable assets allocated between the segments are comprised primarily of accounts receivable and intangible assets. All assets included in the Other segment are shared among all segments.

The Company distributes its technology both within the United States and internationally. For the years ended December 31, 2001, 2000 and 1999 revenues derived from international sources were $13.4 million, $2.7 million and $3.7 million, respectively.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

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

                                                                    Quarter ended
                                                         Mar.31,   June 30,   Sept.30,  Dec.31,
                                                          2001      2001       2001      2001
                                                         --------------------------------------
                                                         (In thousands, except per share data)
Revenues:
    System sales                                         $20,499    $19,496   $13,862   $17,411
    Client support, maintenance and other services        13,498     16,953    15,268    14,992
                                                         --------------------------------------
     Total revenues                                       33,997     36,449    29,130    32,403
Cost of revenues:
System sales                                              10,496     10,797     8,272     9,234
Client support, maintenance and other services             8,983      9,585    10,387     9,088
                                                         --------------------------------------
     Total cost of revenues                               19,479     20,382    18,659    18,322
                                                         --------------------------------------
Gross profit                                              14,518     16,067    10,471    14,081
Operating expenses:
    Product development                                    2,454      2,791     2,781     3,208
    Sales and marketing                                    4,715      5,322     5,268     4,413
    Depreciation and amortization                          2,324      2,456     2,457     2,406
    Acquisition and other non-recurring charges            1,023         --        --       221
    General and administrative                             3,998      4,289     3,746     3,023
                                                         --------------------------------------

Income (loss) from operations                                  4      1,209    (3,781)      810
Interest income, net                                         573        435       289       216
                                                         --------------------------------------

Income (loss) before income taxes                            577      1,644    (3,492)    1,026
Income tax provision (benefit)                               202        658    (1,222)      546
                                                         --------------------------------------

Net income (loss)                                        $   375    $   986   $(2,270)  $   480
                                                         ======================================

Basic income per share:
   Income before extraordinary item                      $  0.01    $  0.04   $(0.08)   $  0.02
   Extraordinary gain on early extinguishment of debt         --         --       --         --
                                                         --------------------------------------
     Total basic income per share                        $  0.01    $  0.04   $(0.08)   $  0.02
                                                         ======================================

Diluted income (loss) per share:
   Income (loss) before extraordinary item               $  0.01    $  0.03   $(0.08)   $  0.02
   Extraordinary gain on early extinguishment of debt         --         --       --         --
                                                         --------------------------------------
     Total diluted income (loss) per share               $  0.01    $  0.03   $(0.08)   $  0.02
                                                         ======================================

Weighted average shares outstanding:
   Basic                                                  27,674     27,747    27,785    27,535
                                                         ======================================
   Diluted                                                29,442     29,697    27,785    28,645
                                                         ======================================

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

                                                                        Quarter ended
                                                          Mar.31,   June 30,   Sept.30,   Dec.31,
                                                           2000       2000      2000       2000
                                                          ----------------------------------------
                                                            (In thousands, except per share data)
Revenues:
    System sales                                          $21,130    $18,956    $18,862    $21,039
    Client support, maintenance and other services         11,286     11,321     12,384     13,066
                                                          ----------------------------------------
     Total revenues                                        32,416     30,277     31,246     34,105
Cost of revenues:
System sales                                                9,989      8,596      9,477     11,558
Client support, maintenance and other services              8,712      9,458      9,678      9,508
                                                          ----------------------------------------
     Total cost of revenues                                18,701     18,054     19,155     21,066
                                                          ----------------------------------------
Gross profit                                               13,715     12,223     12,091     13,039
Operating expenses:
    Product development                                     2,191      2,963      3,059      2,817
    Sales and marketing                                     2,901      3,280      3,062      3,477
    Depreciation and amortization                           1,605      1,802      2,090      2,209
    General and administrative                              3,379      4,049      3,854      4,536
                                                          -----------------------------------------

Income from operations                                      3,639        129         26         --
                                                          ----------------------------------------

Interest income, net                                          707        885        792        856
                                                          ----------------------------------------
Income before income tax and extraordinary item             4,346      1,014        818        856

Income tax provision (benefit)                              1,734        406        328      (695)
                                                          ----------------------------------------
Income before extraordinary item                            2,612        608        490      1,551

Gain on early extinguishment of debt, net of taxes          1,520         --         --         --
                                                          ----------------------------------------
Net income                                                $ 4,132    $   608    $   490    $ 1,551
                                                          ========================================

Basic income per share:
   Income before extraordinary item                       $  0.10    $  0.02    $  0.02    $  0.06
   Extraordinary gain on early extinguishment of debt        0.05         --         --         --
                                                          ----------------------------------------
     Total basic income per share                         $  0.15    $  0.02    $  0.02    $  0.06
                                                          ========================================

Diluted income per share:
   Income before extraordinary item                       $  0.09    $  0.02    $  0.02    $  0.05
   Extraordinary gain on early extinguishment of debt        0.05         --         --         --
                                                          ----------------------------------------
     Total diluted income per share                       $  0.14    $  0.02    $  0.02    $  0.05
                                                          ========================================

Weighted average shares outstanding:
   Basic                                                   26,438     27,410     27,571     27,645
                                                          ========================================
   Diluted                                                 29,711     29,803     29,727     29,719
                                                          ========================================

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

Net income per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure.
        ---------------------

There has been no occurrence requiring a response to this Item.

1.

PART III

Items 10, 11, 12 and 13 will be furnished by amendment hereto on or prior to April 30, 2002 or the Company will otherwise have filed a definitive proxy statement involving election of directors pursuant to Regulation 14A which will contain such information

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)

     1. Financial Statements. The following consolidated financial statements, together with the applicable report of independent public accountants, have been filed as Item 8 in Part II of this Report:

     Report of Independent Public Accountants

     Consolidated Balance Sheets at December 31, 2001 and 2000

     Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

     2. The Report of Independent Public Accountants as to Schedule II and the following financial statement schedule are filed as part of the report:

            SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the financial statements.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

     To Radiant Systems, Inc:

     We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Radiant Systems, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 8, 2002 Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The forgoing schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
-----------------------

Atlanta, Georgia
February 8, 2002


                                 SCHEDULE II

                      RADIANT SYSTEMS, INC AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                          -------------------------------------------------------------
   Allowance for doubtful accounts         Balance At   Additions                              Balance
     for the year ended (in thousands):    Beginning    Charged To                  Other       At End
                                           Of Period    Operations   Deductions   Additions   Of Period
                                          -------------------------------------------------------------
   December 31, 1999                         $  750       $ 909        $ 284          --       $1,375
   December 31, 2000                          1,375         752          327        $200        2,000
   December 31, 2001                          2,000         408          253          72        2,227

     3. Exhibits.

     The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (referred to herein as "2/97 S-1"), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (referred to herein as "6/97 S-1"), (iii) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-41291 (referred to herein as "1997 S-8"), (iv) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-62157 (referred to herein as "1998 S-8"), (v) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-62151 (referred to herein as "ESPP S-8"), (vi) the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-22065 (referred to herein as "1998 10-K"), (vii) the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the "March 2000 10-Q") (viii) the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "June 2000 10-Q"),
(ix) the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "March 2001 10-Q"), and (x) the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the "June 2001 10-Q"). Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

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

*10.18           Services Agreement dated March 19, 2001 by and between Radiant Systems, Inc., America Online,Inc.
                 and Moviefone, Inc. (March 2001 10-Q)**

*10.19           Amendment to Marketing and Development Agreement and Stock Purchase Agreement dated as of March 19, 2001 by and among Radiant Systems, Inc., America Online, Inc. and Moviefone, Inc. (March 2001 10-Q)


*10.20           Asset Purchase and License Agreement dated June 30, 2001 by and between Radiant Systems, Inc.
                 and Tricon Restaurant Services Group.  (June 2001 10-Q)**

*21.1            Subsidiaries of the Registrant (1998 10-K)

 23.1            Consent of Arthur Andersen LLP

      99.1       Letter to the Securities and Exchange Commission pursuant to Temporary Note 3T

**Confidential treatment has been granted for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with this rule, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

In accordance with the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Alpharetta, State of Georgia on March 28, 2002.

                                                    RADIANT SYSTEMS, INC.


                                                    /s/ Erez Goren
                                                    ----------------------------
                                                    By: Erez Goren
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                          Title                                     Date
-------------------------------------------------------------------------------------------


/s/ Erez Goren                     Co-Chairman of the Board and              March 28, 2002
--------------------------------   Co-Chief Executive Officer
Erez Goren                         (principal executive officer)


/s/ Alon Goren                     Co-Chairman of the Board and              March 28, 2002
--------------------------------   Chief Technology Officer
Alon Goren


/s/ John H. Heyman                 Co-Chief Executive Officer                March 28, 2002
--------------------------------   Chief Financial Officer and
John H. Heyman                     Director (principal financial officer)


/s/ Paul J. Ilse                   Vice President, Finance                   March 28, 2002
--------------------------------   (principal accounting officer)
Paul J. Ilse


/s/ James S. Balloun               Director                                  March 28, 2002
--------------------------------
James S. Balloun


/s/ J. Alexander Douglas, Jr.      Director                                  March 28, 2002
--------------------------------
 J. Alexander Douglas, Jr.

                                  EXHIBIT INDEX

Exhibit
Number           Description of Exhibit

23.1             Consent of Arthur Andersen LLP

99.1 Letter to the Securities and Exchange Commission pursuant to Temporary Note 3T