Form 10-Q
period 2002-03-31
RADIANT SYSTEMS INC
filed 2002-05-15
CIK 845818

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                           Commission File Number:
     March 31, 2002                                         0-22065


                              RADIANT SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Georgia                                       11-2749765
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


3925 Brookside Parkway, Alpharetta, Georgia                   30022
--------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)


Issuer's telephone number, including area code:           (770) 576-6000


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

The number of the registrant's shares outstanding as of May 9, 2002 was 27,593,899.

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I:         FINANCIAL INFORMATION                                                                           PAGE NO.

Item 1:         Financial Statements

                Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
                December 31, 2001                                                                                 3

                Condensed Consolidated Statements of Operations for the Three Months Ended
                March 31, 2002 (unaudited) and 2001 (unaudited)                                                   4

                Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                March 31, 2002 (unaudited) and 2001 (unaudited)                                                   5

                Notes to Condensed Consolidated Financial Statements (unaudited)                                 6-10

Item 2:         Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                                      11-18

Item 3:         Quantitative and Qualitative Disclosures About Market Risks                                       18

PART II:        OTHER INFORMATION

Item 6:         Exhibits and Reports on Form 8-K                                                                  19

Signatures:                                                                                                       19

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                            March 31,              December 31,
                                                                              2002                     2001
                                                                           -----------             ------------
                                                                           (unaudited)
                                                      ASSETS
Current assets
   Cash and cash equivalents                                                $ 28,739                 $ 33,924
   Accounts receivable, net                                                   25,453                   20,988
   Inventories                                                                16,079                   17,290
   Other short-term assets                                                     3,227                    3,401
                                                                            --------                 --------
              Total current assets                                            73,498                   75,603

Property and equipment, net                                                   13,662                   14,590
Software development costs, net                                               16,443                   15,229
Other long-term assets                                                        24,650                   19,740
                                                                            --------                 --------
                                                                            $128,253                 $125,162
                                                                            ========                 ========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued liabilities                                 $ 11,849                 $ 10,176
   Client deposits and unearned revenue                                        9,713                    9,762
   Current portion of long-term debt                                             467                      460
                                                                            --------                 --------
              Total current liabilities                                       22,029                   20,398

Long-term debt, less current portion                                           1,031                    1,150
                                                                            --------                 --------
              Total liabilities                                               23,060                   21,548

Shareholders' equity
   Common stock, $0.00001 par value; 100,000,000 shares authorized;
    27,552,338 and 27,647,830 shares issued and outstanding                        0                        0
   Additional paid-in capital                                                112,997                  113,016
   Deferred compensation and employee loans                                     (718)                    (818)
   Accumulated deficit                                                        (7,086)                  (8,584)
                                                                            --------                 --------
              Total shareholders' equity                                     105,193                  103,614
                                                                            --------                 --------
                                                                            $128,253                 $125,162
                                                                            ========                 ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                      For the three months ended
                                                   March 31, 2002     March 31, 2001
                                                   --------------     --------------
      Revenues:
        System sales                                  $17,128             $20,499
        Client support, maintenance and other
          services                                     14,160              13,498
                                                      -------             -------
           Total revenues                              31,288              33,997

      Cost of revenues:
        System sales                                    7,727              10,496
        Client support, maintenance and other
          services                                      8,529               8,983
                                                      -------             -------
           Total cost of revenues                      16,256              19,479
                                                      -------             -------
      Gross profit                                     15,032              14,518

      Operating Expenses:
        Product development                             3,462               2,454
        Sales and marketing                             4,807               4,715
        Depreciation and amortization                   1,439               2,324
        Non-recurring charges                              --               1,023
        General and administrative                      2,912               3,998
                                                      -------             -------
      Income from operations                            2,412                   4

      Interest income, net                                206                 573
                                                      -------             -------
      Income before income tax  provision               2,618                 577

      Income tax  provision                             1,120                 202
                                                      -------             -------
      Net income                                      $ 1,498             $   375
                                                      =======             =======
      Basic and diluted income per share:
        Basic income per share                        $  0.05             $  0.01
                                                      =======             =======
        Diluted income per share                      $  0.05             $  0.01
                                                      =======             =======
      Weighted average shares outstanding:
          Basic                                        27,560              27,674
                                                      =======             =======
          Diluted                                      29,006              29,442
                                                      =======             =======


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                     RADIANT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                               For the three months ended
                                                                                        March 31,
                                                                               2002                   2001
                                                                             --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $  1,498              $    375
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Amortization of deferred compensation                                           --                    17
   Depreciation and amortization                                                2,243                 3,183
   Changes in assets and liabilities:
     Accounts receivable                                                       (4,465)                 (635)
     Inventories                                                                1,211                   665
     Other assets                                                                 402                   399
     Accounts payable and accrued liabilities                                   1,673                (3,863)
     Client deposits and deferred revenue                                         (49)                2,183
                                                                             --------              --------
         Net cash provided by operating activities                              2,513                 2,324

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                           (504)               (1,869)
   Purchase of software asset and capitalized professional
    services costs                                                             (5,250)                   --
   Capitalized software development costs                                      (1,913)               (2,067)
                                                                             --------              --------

         Net cash used in investing activities                                 (7,667)               (3,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of employee stock options                                             177                   428
   Repurchase of common stock                                                    (196)               (2,044)
   Principal payments under capital lease obligations                            (112)                   --
   Proceeds from repayments of shareholder loans                                  100                    --
                                                                             --------              --------

         Net cash used in financing activities                                    (31)               (1,616)
                                                                             --------              --------

   Decrease in cash and cash equivalents                                       (5,185)               (3,228)

   Cash and cash equivalents at beginning of year                              33,924                49,560
                                                                             --------              --------
   Cash and cash equivalents at end of period                                $ 28,739              $ 46,332
                                                                             ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                $     25              $     --
                                                                             --------              --------
     Income taxes                                                            $    452              $     80
                                                                             ========              ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements, the general instructions of Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Radiant Systems, Inc. (the "Company") management, these condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary for fair presentation of the consolidated financial condition and results of operations for these periods. The interim results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements as filed in its Annual Report on Form 10-K for the year ended December 31, 2001.

2.  Net Income Per Share

Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (in thousands):

                                                             For the three months ended
                                                                      March 31,
                                                             --------------------------
                                                                  2002          2001
                                                             -------------- -----------
Average common shares outstanding                               27,560         27,674

Dilutive effect of outstanding stock options                     1,446          1,768
                                                                -------        ------

Average common shares outstanding assuming dilution             29,006         29,442
                                                                =======        ======

For the quarters ended March 31, 2002 and 2001, options to purchase approximately 2.1 million and 648,000 shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive.

3.  Segment Reporting Data

The Company provides enterprise technology solutions to businesses that serve the consumer. To date, the Company's product applications have been focused on the convenience store, food service, entertainment and convenient automotive service center markets, as these markets require many of the same product features and functionality.

The Company's management evaluates the performance of the segments based on an internal measure of contribution margin, or income and loss from operations, before certain allocated costs of development and corporate overhead. The Company accounts for intersegment sales and transfers as if the sales or transfers were to first parties, that is, at current market prices.

The other nonreportable segment includes miscellaneous businesses, certain unallocated corporate operating expenses and the elimination of intersegment sales.

The summary of the Company's operating segments is as follows (in thousands):


                                                    For the three months ended March 31, 2002
                                   ----------------------------------------------------------------------------
                                   Petroleum/        Hospitality
                                   Convenience       and Food
                                   Store             Service       Entertainment      Other       Consolidation
                                   -----------        ----------   -------------      ------      -------------
   Revenues                        $20,196           $4,976        $5,087             $ 1,029      $31,288
   Contribution margin               8,959             (109)        1,865              (1,618)       9,097
   Operating income (loss)           4,047             (905)          983              (1,713)       2,412



                                                    For the three months ended March 31, 2001
                                   ----------------------------------------------------------------------------
                                   Petroleum/        Hospitality
                                   Convenience       and Food
                                   Store             Service       Entertainment      Other       Consolidation
                                   -----------       -----------   -------------      -----       -------------
   Revenues                        $16,910           $ 8,762       $6,324              $2,001     $33,997
   Contribution margin               5,743              (943)       3,236                (689)      7,347
   Operating income (loss)           2,539            (3,010)       1,382                (907)          4


The Company distributes its technology both within the United States and internationally. Revenues derived from international sources were approximately $3.8 million and $1.9 million for the three months ended March 31, 2002 and 2001, respectively.

Certain reclassifications have been made to prior quarter segment reporting data to conform to current quarter presentation.

4. Acquisitions

In July 2001, the Company purchased certain assets from HotelTools, Inc. ("HotelTools"), an emerging provider of enterprise software solutions for the hospitality industry including solutions to centralize all aspects of multi-property hotel operations, including hotel management, rate management, reservations and procurement. The transaction included the purchase of certain intellectual property rights, fixed assets and pending patents. The purchase price consisted of $1.8 million in cash and assumption of net liabilities of approximately $1.0 million. Total consideration, including approximately $100,000 in transaction costs, was $2.9 million. Intangibles of approximately $2.4 million were recorded, which are being amortized over two to five years (See Note 6). In addition, the Company hired approximately 30 former employees of HotelTools.

In May 2001, the Company acquired all the common stock of Breeze Software Proprietary Limited ("Breeze"), a leading provider of software applications for retailers in the Australian and Asia-Pacific marketplaces. The purchase price consisted of $1.7 million in cash and assumption of net liabilities of approximately $700,000. Total consideration, including approximately $400,000 in transaction costs, was $2.8 million. Intangibles of approximately $2.8 million were recorded, which are being amortized over four to ten years (See Note 6). The Company may pay additional consideration of cash and stock if certain earnings milestones are obtained. In connection with the acquisition, the Company entered into employment agreements with three employees for terms expiring no later than December 31, 2003.

5. Significant Events

On June 30, 2001 the Company and Tricon Restaurant Services Group, Inc. ("Tricon") signed a contract evidencing a multi-year arrangement to implement the Company's Enterprise Productivity Software exclusively in Tricon's company-owned restaurants around the world. Tricon's franchisees will also be able to subscribe to the software under the same terms as the company-owned restaurants. As part of this agreement, the Company agreed to purchase from Tricon its source code and object code for certain back office software previously developed by Tricon for $20.0 million, $16.5 million of which is payable in specified annual installments through December 31, 2003. The remaining $3.5 million is payable on a pro rata basis based upon Tricon's acceptance and rollout of the Enterprise Productivity Software and fulfillment of its total target client store commitment beginning in 2002 and ending in 2004. To date, the Company has paid Tricon $8.0 million as its first two payments for the purchase of the Tricon back office software, and capitalized approximately $772,000 in personnel costs associated with professional services for which associated revenues of approximately $1.8 million have been deferred. The remaining specified annual installment payments due are as follows (in thousands):

                                 December 31,
                    ---------------------------------
                    2002                        4,500
                    2003                        4,026
                                               ------
                    Total                      $8,526
                                               ======

In January 2002, the Company paid Tricon $5.3 million as its second installment became due on December 31, 2001. Tricon waived all penalties and additional interest expense. The annual installment payments are partially secured by an irrevocable letter of credit secured by the Company's accounts receivable.

Costs associated with the purchase of this asset, costs of professional services work performed, as well as cash received by the Company, will be deferred and recognized over the five-year subscription term of the contract beginning upon installation of the Enterprise Productivity Software at each site.

On March 3, 2000, the Company entered into an agreement with America Online, Inc. and its subsidiary Moviefone, Inc. (collectively "AOL"), whereby AOL agreed, among other items, to invest $25.0 million in a to-be-formed subsidiary of the Company to engage in consumer interactive businesses other than in the entertainment industry (e.g., interactive fuel and dispenser business and interactive restaurant self-ordering business), with any amount not invested by AOL to be callable by the Company into common shares of the Company. On March 19, 2001, the Company and AOL amended this strategic relationship. Based on the new agreement, the Company's theater exhibition point-of-sale and management systems solution became AOL Moviefone's preferred offering in the cinema and entertainment industry and the Company supports AOL Moviefone clients operating the MARS point of sale product. Additionally, both companies have agreed not to pursue forming a subsidiary to address potential business-to-consumer applications over the Internet. As part of the amended agreement, AOL is funding current MARS clients to upgrade to the Company's systems and the Company's performance of certain professional services for AOL and certain MARS' clients.

On January 23 and 26, 2001, respectively, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision was made to reduce costs and consolidate operations at the Company's headquarters in Alpharetta, Georgia. The Hillsboro office had served primarily as a sales office for the Company's small business food products, while the Pleasanton office had served primarily as a sales office for hospitality and food service products. The office closure costs related to these two offices are comprised primarily of severance benefits and lease reserves. As part of the closings, the Company terminated 25 of the 34 employees. As a result, the Company recorded a non-recurring charge of approximately $1.0 million associated with this action during its first quarter of 2001. At March 31, 2002, the Company had approximately $49,000 remaining in accrued liabilities related to the remaining exit costs, which the Company expects to pay by the end of the second quarter of 2002. No such charge was recorded during the first quarter of 2002.

6. Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board ("FASB") issued a Staff Announcement Topic D-103 ("Topic D-103"), "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the income statement. Historically, the Company has classified reimbursed out-of-pocket expenses as a reduction in the cost of consulting services. The Company was required to adopt the guidance of Topic D-103 in first quarter of 2002. During the quarter ended March 31, 2002, the adoption of Topic D-103 resulted in an increase in reported consulting service revenues and cost of consulting services of approximately $400,000. The impact of this adoption did not and will not affect the Company's net income or loss in any past or future periods.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", and "Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30") for the disposal of a segment of a business (as previously defined in Opinion 30). The Financial Accounting Standards Board issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale.

SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount for fair value less cost to sell. The Company adopted SFAS 144 effective January 1, 2002. The adoption did not have a material impact on the Company's results of operations.

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

SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 prescribes the accounting practices for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. The Company adopted SFAS No. 142 on January 1, 2002. Goodwill and certain other intangible assets, determined by management to have an indefinite life and relating to acquisitions subsequent to June 30, 2001, will not be amortized. As of December 31, 2001 the Company had approximately $10.5 million of recorded net goodwill and $2.2 million in intangible assets, which were subject to the provisions of SFAS No. 142. The Company is amortizing its intangible assets resulting from its acquisition of certain assets from HotelTools over a period of no greater than five years. During the quarter ended March 31, 2002, the Company recorded approximately $100,000 of amortization expense associated with such identifiable definite-lived intangible assets.

Under SFAS No. 142, the Company is required to review goodwill for potential impairment by June 30, 2002 and measure the amount of impairment, if any, by December 31, 2002. Management expects to complete its evaluation of the impact of this statement by June 30, 2002.

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

In connection with its strategy to develop ASP-delivered products, in April 2000 the Company began offering certain new and existing products on a subscription-based pricing model. Under this subscription-pricing model, clients pay a fixed, monthly fee for use of the Enterprise Productivity Software and the necessary hosting services to utilize those applications and solutions. This offering represents a change in the Company's historical pricing model in which clients were charged an initial licensing fee for use of the Company's products and continuing maintenance and support during the license period. To date, the Company continues to derive a majority of its revenue from these legacy products under its traditional sales model of one-time software license fees, hardware sales and software maintenance and support fees. Based on this historical trend, the Company anticipates that clients purchasing the Company's legacy products will continue to favor the one-time software license and hardware purchases over the subscription-based pricing model for the foreseeable future.

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

To date, the Company's primary source of revenues has been large client rollouts of the Company's products, which are typically characterized by the use of fewer, larger contracts. These contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general require costs that may substantially precede recognition of associated revenues. During the third quarter ended September 30, 2001, the Company began to experience a decline in revenues and negative operating results. The Company attributes this decline primarily to the current global economic environment and the product transition the Company was undertaking in advance of the general release of the Enterprise Productivity Software. In response to these circumstances, during the latter part of the third quarter and throughout the fourth quarter of 2001, the Company, in addition to other measures, downsized its personnel by 7.3% in order to contain its operating costs. If the Company's product transition or industry acceptance of the Enterprise Software Product progresses slower than currently anticipated or if the economic downturn continues or worsens the Company believes it could continue to experience a decline in revenues and negative operating results.

On April 1, 2000 the Company effected a 3-for-2 stock split. All historical share data and weighted average shares have been restated to account for this split.

Results of Operations

Three ended March 31, 2002 compared to three months ended March 31, 2001

System Sales. The Company derives the majority of its revenues from sales and licensing fees of its headquarters-based, back office management, and point of sale solutions. System sales decreased 16.4% to $17.1 million for the quarter ended March 31, 2002 (the "first quarter 2002"), compared to $20.5 million for the quarter ended March 31, 2001 (the "first quarter 2001"). This decrease was primarily the result of the weakening global economy, the Company's strategy to begin converting certain new and existing products and clients to the subscription-pricing model, as well as declining sales of the Company's legacy back-office and headquarters products in advance of the Company's general release of its Radiant Enterprise Management software which occurred late in the first quarter 2002.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services. Client support, maintenance and other services increased 4.9% to $14.2 million for the first quarter 2002, compared to $13.5 million for the first quarter 2001. This increase was due to increased client demand for professional services such as training, custom software development, project management and implementation services and from increased support and maintenance revenues as a result of a larger installed base within new and existing markets.

Cost of System Sales. Cost of system sales consists primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of system sales decreased 26.4% to $7.7 million for the first quarter 2002, compared to $10.5 million for the first quarter 2001. Cost of system sales as a percentage of system sales decreased to 45.1% for the first quarter 2002 from 51.2% for the first quarter 2001. This decrease was due primarily to higher hardware margins and changes in product sales mix in the first quarter 2002. Additionally, amortization of capitalized software development costs was approximately $698,000 and $531,000 for the first quarter 2002 and 2001, respectively.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company's services operations. Cost of client support, maintenance and other services decreased 5.1% to $8.5 million for the first quarter 2002 from $9.0 million for the first quarter 2001. Additionally, cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased to 60.2% for the first quarter 2002 from 66.6% for the first quarter 2001. These decreases were due primarily to increased efficiencies and staff utilization, as well as personnel reductions the Company undertook in the third and fourth quarter 2001.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses increased 41.1% to $3.5 million for the first quarter 2002, compared to $2.5 million for the first quarter 2001. This increase was due primarily to increased development costs resulting from the acquisitions of HotelTools and Breeze during 2001, as well as the reduction in capitalized software development costs during the first quarter 2002. During the first quarter 2002, the Company capitalized software development costs of $1.9 million, or 35.6% of its total product development costs, compared to $2.1 million or 45.7% during the first quarter 2001. Product development expenses as a percentage of total revenues increased to 11.1% from 7.2%, as product development expenses increased at a faster pace than total revenues.

Sales and Marketing Expenses. Sales and marketing expenses increased 2.0% to $4.8 million during the first quarter 2002, compared to $4.7 million in the first quarter 2001. This increase was associated primarily to the Company's continued expansion of its sales activities, including new hires and increased bonus and commission expense. Sales and marketing expenses as a percentage of total revenues were 15.4% and 13.9% for the first quarter 2002 and 2001, respectively as sales and marketing expenses increased during the 2002 period at a pace higher than revenues.

Depreciation and Amortization. Depreciation and amortization expenses decreased 38.1% to $1.4 million for the first quarter 2002, compared to $2.3 million for the first quarter 2001. This decrease resulted primarily from a decrease in goodwill amortization of approximately $600,000 attributed to the adoption of SFAS No. 142 (See Note 6 to the condensed consolidated financial statements). As a result of the adoption of SFAS No. 142, the Company ceased amortization of goodwill on all its acquisitions made prior to June 30, 2001. Depreciation and amortization as a percentage of total revenues was 4.6% and 6.8% for the first quarter 2002 and 2001, respectively.

Non-recurring charges. On January 23 and 26, 2001, respectively, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision was made to reduce costs and consolidate operations at the Company's headquarters in Alpharetta, Georgia. The Hillsboro office had served primarily as a sales office for the Company's small business food products, while the Pleasanton office had served primarily as a sales office for hospitality and food service products. The office closure costs related to these two offices are comprised primarily of severance benefits and lease reserves. As part of the closings, the Company terminated 25 of the 34 employees at these facilities. As a result, the Company recorded a non-recurring charge of approximately $1.0 million associated with this action during the first quarter 2001. At March 31, 2002, the Company had approximately $49,000 remaining in accrued liabilities related to the remaining exit costs, which the Company expects to pay by the end of the second quarter of 2002. No such charge was recorded during the first quarter 2002.

General and Administrative Expenses. General and administrative expenses decreased 27.2% to $2.9 million, or 9.3% of revenues, for the first quarter 2002, compared to $4.0 million, or 11.8% of revenues, for the first quarter 2001. The decrease was due primarily to increased efficiencies, reduction of certain support personnel and other cost cutting measures.

Interest Income, Net. Net interest income decreased 64.0% to $206,000 for the first quarter 2002, compared to $573,000 for the first quarter 2001. The Company's net interest income is derived from the investment of its cash and cash equivalents, less interest expense incurred on its long-term debt. The decreases in net interest income resulted primarily from a decrease in cash and cash equivalents from an average cash balance of $47.9 million during the first quarter 2001 to an average cash balance of $31.3 million during the first quarter 2002. Additionally, the Company's weighted average interest rate it receives on cash balances declined in 2002 over 2001. See "--Liquidity and Capital Resources" and "--Item 3. Quantitative and Qualitative Disclosures About Market Risks."

Income Tax Provision. The Company recorded a tax provision of 42.8% in the first quarter 2002 compared to a tax provision of 35.0% in the first quarter 2001. This tax rate increase during the first quarter 2002 was primarily due to an increase in the Company's effective tax rate from 35.0% to 40.0% due to tax planning strategies utilized in the prior year, which were not available during the first quarter 2002, as well as approximately $75,000 in foreign taxes the Company was required to record during the first quarter 2002.

Net Income. Net income for the first quarter 2002 was $1.5 million, or $0.05 per diluted share, an increase of $1.1 million, or $0.04 per diluted share, compared to net income of $375,000, or $0.01 per diluted share, for the first quarter 2001.

Liquidity and Capital Resources

As of March 31, 2002, the Company had $28.7 million in cash and cash equivalents and working capital of $51.5 million.

Cash provided by operating activities was $2.7 million and $2.3 million in first quarters 2002 and 2001, respectively. In first quarter 2002, cash provided by operating activities consisted primarily of net income of $1.5 million during the period, depreciation and amortization of $2.2 million as well as decreased inventories of $1.2 million and an increase in accounts payable and accrued liabilities of $1.7 million. These amounts were partially offset by a decrease in accounts receivable of $4.5 million. In first quarter 2001, cash provided by operating activities was primarily due to depreciation and amortization expense of $3.2 million as well as a $2.2 million increase in client deposits and unearned revenues during the first quarter 2001 as the Company delivered products and/or services previously paid by clients. These amounts were partially offset by increases in accounts receivables of approximately $635,000 as well as decreased accounts payable and accrued liabilities due to timing of certain vendor payments of $3.9 million.

Cash used in investing activities during first quarters 2002 and 2001 was $7.9 million and $3.9 million, respectively. The uses of cash in investing activities during first quarter 2002 consisted primarily of the purchase of a software asset and capitalized professional services costs for a total of $5.5 million, as more fully described in Note 5 of the condensed consolidated financial statements, as well as purchases of property and equipment of $504,000 and capitalized software costs of $1.9 million. As more fully described in Note 5 of the condensed consolidated financial statements, the Company paid Tricon $5.3 million as the second installment for the source code and object code for certain back office software previously developed by Tricon and capitalized approximately $232,000 in professional services costs. The uses of cash in investing activities for first quarter 2001 was due to the purchases of property and equipment of $1.9 million and capitalized software development costs of $2.1 million.

Cash of $31,000 was used in financing activities during first quarter 2002 due primarily to the Company's purchase of common stock pursuant to its stock repurchase program for approximately $196,000 and principal payments under capital lease obligations of approximately $112,000, offset by cash received from the repayment of shareholder loans and $177,000 of proceeds from the exercise of stock options. Cash of $1.6 million was used in financing activities during first quarter 2001 due primarily to the Company's repurchase of common stock from shareholders for approximately $2.0 million partially offset by cash received from the exercise of employee stock options of approximately $428,000.

In May 2000, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 1.0 million shares of common stock of the Company over the next twelve months. During 2000, the Company repurchased and subsequently retired approximately 90,000 shares at prices ranging from $18.25 to $19.94 per share, for total consideration of approximately $1.8 million. In May 2001, the Board of Directors of the Company renewed this stock repurchase program whereby the Company is authorized to repurchase up to 1.0 million shares of common stock of the Company through May 2002. During 2001, the Company repurchased and subsequently retired approximately 725,000 shares at prices ranging from $5.27 to $18.67 per share, for total consideration of approximately $6.0 million. During the first quarter 2002, the Company repurchased and subsequently retired approximately 25,000 shares at prices ranging from $7.71 to $8.00 per share, for total consideration of approximately $196,000. As of March 31, 2002, the Company has repurchased and subsequently retired approximately 840,000 shares of its common stock, for total consideration of approximately $8.0 million under this repurchase program.

The Company leases office space, equipment and certain vehicles under noncancellable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases various equipment and furniture under a four-year capital lease agreement. The capital lease runs until March 31, 2005. Aggregate future minimum lease payments under the capital lease and noncancellable operating leases as of March 31, 2002 are as follows (in thousands):



                                                                         Payments Due by Period
                                                    --------------------------------------------------------------------
   Contractual Obligations:                                        Less than
                                                     Total          1 Year     1-3 Years      4-5 Years    After 5 Years
                                                    -------       ----------   ---------      ---------    -------------
   Capital Lease Obligations:                       $ 1,653       $   551       $ 1,102             --            --
   Operating Leases                                  45,192         5,992         9,833         $7,808       $21,559
   Other Long-Term Obligations  (1)                   8,526         4,500         4,026             --            --
                                                    -------       -------       -------         ------       -------
   Total Contractual Cash Obligations               $55,371       $11,043       $14,961         $7,808       $21,559
                                                    =======       =======       =======         ======       =======


(1) As more fully described in Note 5 of the consolidated financial statements, on June 30, 2001 the Company and Tricon signed a contract evidencing a multi-year arrangement to implement Radiant Enterprise Productivity Software exclusively in Tricon's company-owned restaurants around the world. Tricon's franchisees will also be able to subscribe to the Enterprise Productivity Software under the same terms as the company-owned restaurants. As part of this agreement, the Company agreed to purchase from Tricon its source code and object code for certain back office software previously developed by Tricon for $20.0 million, $16.5 million of which is payable in specified annual installments through December 31, 2003. The remaining $3.5 million is payable on a pro rata basis based upon Tricon's acceptance and rollout of the Enterprise Productivity Software and fulfillment of its total target client store commitment beginning in 2002 and ending in 2004. Costs associated with the purchase of this asset, costs of professional services work performed, as well as cash received by the Company, will be deferred and recognized over the five-year subscription term of the contract beginning upon installation of the Enterprise Productivity Software at each site. During the first quarter 2002, the Company paid Tricon $5.3 million as its second installment payment for the purchase of the Tricon back office software, and deferred approximately $232,000 in personnel costs associated with professional services for which associated revenues of approximately $300,000 were deferred.

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

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

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

Forward-Looking Statements

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Report and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy (including the development of its products and services); and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are the Company's reliance on a small number of customers for a larger portion of its revenues, fluctuations in its quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in the Company's Form 10-K filed with the Securities and Exchange Commission, including the "Risk Factors" therein.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
-------------------------------------------------------------------

The Company's financial instruments that are subject to market risks are its cash and cash equivalents. During the first quarter 2002, the weighted average interest rate on its cash balances was approximately 2.01%. A 10.0% decrease in this rate would have impacted interest income by approximately $18,546 during the first quarter 2002.

As more fully explained in Note 3 of the condensed consolidated financial statements, the Company's revenues derived from international sources were approximately $3.8 million and $1.9 million during first quarter 2002 and 2001, respectively. The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effects of foreign exchange rate fluctuations on the Company results of operations and financial position during the first quarter 2002 and 2001 were not material.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

 (a) Exhibits.

       None

 (b) Reports on Form 8-K

     One report on Form 8-K was filed during the quarter ended March 31, 2002, date of report February 7, 2002 regarding the release of financial results for the three months and year ended December 31, 2001.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     RADIANT SYSTEMS, INC.

Dated:   May 13, 2002                                By:  /s/ John H. Heyman
                                                       -------------------------
                                                       John H. Heyman, Executive
                                                       Co-Chief Executive
                                                       Officer and Chief
                                                       Financial Officer
                                                       (Duly authorized
                                                       officer and principal
                                                       financial officer)