Form 10-Q
period 2002-06-30
RADIANT SYSTEMS INC
filed 2002-08-14
CIK 845818

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2002	Commission File Number: 0-22065

RADIANT SYSTEMS, INC.
(Exact name of registrant as specified in its charter),

Georgia	11-2749765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3925 Brookside Parkway, Alpharetta, Georgia	30022
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (770) 576-6000

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

Yes  ☒            No  ☐

The number of the registrant’s shares outstanding as of August 9, 2002 was 27,657,649.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

RADIANT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2002	December 31, 2001*
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$25,987	$33,924
Accounts receivable, net of allowance for doubtful accounts of $2,271 and $2,227, respectively	31,951	20,988
Inventories	15,336	17,290
Other short-term assets	3,464	3,401

Total current assets	76,738	75,603

Property and equipment, net	12,888	14,590
Software development costs, net	16,564	15,229
Goodwill, net	10,515	10,515
Intangible assets, net	2,010	2,192
Other long-term assets	11,302	7,033

	$130,017	$125,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,468	$6,403
Accrued liabilities	4,324	3,773
Client deposits and unearned revenue	9,327	9,762
Current portion of long-term debt	475	460

Total current liabilities	21,594	20,398

Long-term debt, less current portion	909	1,150

Total liabilities	22,503	21,548

Shareholders’ equity
Common stock, $0.00001 par value; 100,000,000 shares authorized; 27,611,986 and 27,647,830 shares issued and outstanding	0	0
Additional paid-in capital	113,749	113,016
Deferred compensation and employee loans	(642)	(818)
Accumulated deficit	(5,593)	(8,584)

Total shareholders’ equity	107,514	103,614

	$130,017	$125,162

*	Derived from the audited Consolidated Balance Sheet included in the Radiant Systems’ 2001 Annual Report.

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues:
System sales	$19,991	$19,496	$37,119	$39,995
Client support, maintenance and other services	16,716	16,953	30,876	30,451

Total revenues	36,707	36,449	67,995	70,446

Cost of revenues:
System sales	10,866	10,797	18,593	21,293
Client support, maintenance and other services	9,338	9,585	17,867	18,568

Total cost of revenues	20,204	20,382	36,460	39,861

Gross profit	16,503	16,067	31,535	30,585

Operating Expenses:
Product development	3,867	2,791	7,329	5,245
Sales and marketing	5,342	5,322	10,149	10,037
Depreciation and amortization	1,400	2,456	2,839	4,780
Non-recurring charges	—	—	—	1,023
General and administrative	3,281	4,289	6,193	8,287

Income from operations	2,613	1,209	5,025	1,213

Interest income, net	155	435	361	1,008

Income before income tax provision	2,768	1,644	5,386	2,221

Income tax provision	1,275	658	2,395	860

Net income	$1,493	$986	$2,991	$1,361

Income per share:
Basic income per share	$0.05	$0.04	$0.11	$0.05

Diluted income per share	$0.05	$0.03	$0.10	$0.05

Weighted average shares outstanding:
Basic	27,593	27,747	27,573	27,716

Diluted	29,376	29,697	28,975	29,406

The accompanying notes are an integral part of these condensed consolidated financial statements

RADIANT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,991	$1,361
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred compensation	—	30
Depreciation and amortization	4,893	6,364
Changes in assets and liabilities:
Accounts receivable	(10,963)	(5,957)
Inventories	1,953	(1,644)
Other assets	1,304	1,708
Accounts payable and accrued liabilities	1,617	(4,422)
Client deposits and deferred revenue	(435)	962

Net cash provided by (used in) operating activities	1,360	(1,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,125)	(3,483)
Purchase of software asset and capitalized professional services costs	(5,680)	(1,700)
Capitalized software development costs	(3,182)	(4,136)

Net cash used in investing activities	(9,987)	(9,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of employee stock options	481	873
Repurchase of common stock	(196)	(2,157)
Employee stock purchase plan	380	367
Principal payments under capital lease obligations	(226)	(107)
Principal payments under long-term debt	—	(318)
Proceeds from repayments of shareholder loans	176	—
Other	75	—

Net cash provided by (used in) financing activities	690	(1,342)

Decrease in cash and cash equivalents	(7,937)	(12,259)

Cash and cash equivalents at beginning of year	33,924	49,560
Cash and cash equivalents at end of period	$25,987	$37,301

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$50	$35
Income taxes	$734	$90

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements, the general instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Radiant Systems, Inc. (the “Company”) management, these condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary for fair presentation of the consolidated financial condition and results of operations for these periods. The interim results for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements as filed in its Annual Report on Form 10-K for the year ended December 31, 2001.

2.    Net Income Per Share

Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
Average common shares outstanding	27,593	27,747	27,573	27,716

Dilutive effect of outstanding stock options	1,783	1,950	1,402	1,690

Average common shares outstanding assuming dilution	29,376	29,697	28,975	29,406

For the three and six month periods ended June 30, 2002, options to purchase approximately 1.5 million and 1.8 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the periods then ended. For the three and six month periods ended June 30, 2001, options to purchase approximately 958,000 and 801,000 shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the periods then ended.

3.    Segment Reporting Data

The Company provides enterprise technology solutions to businesses that serve the consumer. Historically, the Company’s product applications were focused on the domestic convenience store, food service, entertainment and convenient automotive service center markets, as these markets require many of the

RADIANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

same product features and functionality. More recently, the Company has increased its operations in its international segment, with sales primarily in Europe and the Pacific Rim.

The Company’s management evaluates the performance of the segments based on an internal measure of contribution margin, or income and loss from operations, before certain allocated costs of development and corporate overhead. The Company accounts for intersegment sales and transfers as if the sales or transfers were to first parties, that is, at current market prices.

The other nonreportable segment includes miscellaneous businesses, certain unallocated corporate operating expenses and the elimination of intersegment sales.

The summary of the Company’s operating segments is as follows (in thousands):

	For the three months ended June 30, 2002
	Petroleum/ Convenience Store	Hospitality and Food Service	Entertainment	International	Other	Consolidation
Revenues	$14,637	$6,631	$6,162	$7,319	$1,958	$36,707
Contribution margin	4,560	255	2,369	3,250	(504)	9,930
Development and corporate allocations	2,168	859	1,139	2,133	1,018	7,317
Operating income (loss)	2,392	(604)	1,230	1,117	(1,522)	2,613

	For the three months ended June 30, 2001
	Petroleum/ Convenience Store	Hospitality and Food Service	Entertainment	International	Other	Consolidation
Revenues	$14,268	$9,076	$7,551	$3,763	$1,791	$36,449
Contribution margin	2,614	966	2,189	2,357	(238)	7,888
Development and corporate allocations	2,126	1,381	1,225	1,145	802	6,679
Operating income (loss)	488	(415)	964	1,212	(1,040)	1,209

	For the six months ended June 30, 2002
	Petroleum/ Convenience Store	Hospitality and Food Service	Entertainment	International	Other	Consolidation
Revenues	$31,611	$11,607	$11,249	$11,125	$2,403	$67,995
Contribution margin	11,643	146	4,234	4,744	(1,736)	19,031
Development and corporate allocations	6,169	1,656	2,021	3,101	1,059	14,006
Operating income (loss)	5,474	(1,510)	2,213	1,643	(2,795)	5,025

	For the six months ended June 30, 2001
	Petroleum/ Convenience Store	Hospitality and Food Service	Entertainment	International	Other	Consolidation
Revenues	$29,410	$19,586	$13,762	$5,645	$2,043	$70,446
Contribution margin	6,739	245	5,342	3,472	(563)	15,235
Development and corporate allocations	4,664	2,616	3,023	1,867	829	12,999
Acquisition and other non-recurring charges	—	1,023	—	—	—	1,023
Operating income (loss)	2,075	(3,394)	2,319	1,605	(1,392)	1,213

RADIANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain reclassifications have been made to prior quarter financial statements to conform to the current quarter presentation.

4.    Acquisitions

In July 2001, the Company purchased certain assets from HotelTools, Inc. (“HotelTools”), an emerging provider of enterprise software solutions for the hospitality industry including solutions to centralize all aspects of multi-property hotel operations, including hotel management, rate management, reservations and procurement. The transaction included the purchase of certain intellectual property rights, fixed assets and pending patents. The purchase price consisted of $1.8 million in cash and assumption of net liabilities of approximately $1.0 million. Total consideration, including approximately $100,000 in transaction costs, was $2.9 million. Intangibles of approximately $2.4 million were recorded, which are being amortized over two to five years (See Note 6). In addition, the Company hired approximately 30 former employees of HotelTools. The pro forma effects of these transactions are immaterial for the three-month and six-month periods ended June 30, 2002 and 2001.

In May 2001, the Company acquired all the common stock of Breeze Software Proprietary Limited (“Breeze”), a leading provider of software applications for retailers in the Australian and Asia-Pacific marketplaces. The purchase price consisted of $1.7 million in cash and assumption of net liabilities of approximately $700,000. Total consideration, including approximately $400,000 in transaction costs, was $2.8 million. Goodwill of approximately $2.8 million was recorded, which prior to January 1, 2002 was being amortized over seven years (See Note 6). The Company may pay additional consideration of cash and stock if certain earnings milestones are obtained. In connection with the acquisition, the Company entered into employment agreements with three employees for terms expiring no later than December 31, 2003. The pro forma effects of these transactions are immaterial for the three-month and six-month periods ended June 30, 2002 and 2001.

5.    Significant Events

On June 30, 2001 the Company and Yum! Brands, Inc. (“Yum! Brands”), formerly Tricon Restaurant Services Group, Inc. signed a contract evidencing a multi-year arrangement to implement the Company’s Enterprise Productivity Software exclusively in Yum! Brands’ company-owned restaurants around the world. Yum! Brands’ franchisees will also be able to subscribe to the software under the same terms as the company-owned restaurants. As part of this agreement, the Company agreed to purchase from Yum! Brands its source code and object code for certain back office software previously developed by Yum! Brands for $20.0 million, $16.5 million of which is payable in specified annual installments through December 31, 2003. The remaining $3.5 million is payable on a pro rata basis based upon Yum! Brands’ acceptance and rollout of the Enterprise Productivity Software and fulfillment of its total target client store commitment beginning in 2002 and ending in 2004. To date, the Company has paid Yum! Brands $8.0 million as its first two payments for the purchase of the Yum! Brands back office software, and capitalized approximately $1.0 million in personnel costs associated with professional services for which associated revenues of approximately $2.4 million have been deferred. The remaining specified annual installment payments due are as follows (in thousands):

RADIANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31,
2002	4,500
2003	4,026

Total	$8,526

In January 2002, the Company paid Yum! Brands $5.3 million as its second installment became due on December 31, 2001. Yum! Brands waived all penalties and additional interest expense. The annual installment payments are partially secured by an irrevocable letter of credit secured by the Company’s accounts receivable.

Costs associated with the purchase of this asset, costs of professional services work performed, as well as cash received by the Company, will be deferred and recognized over the five-year subscription term of the contract beginning upon installation of the Enterprise Productivity Software at each site.

On March 3, 2000, the Company entered into an agreement with America Online, Inc. and its subsidiary Moviefone, Inc. (collectively “AOL”), whereby AOL agreed, among other items, to invest $25.0 million in a to-be-formed subsidiary of the Company to engage in consumer interactive businesses other than in the entertainment industry (e.g., interactive fuel and dispenser business and interactive restaurant self-ordering business), with any amount not invested by AOL to be callable by the Company into common shares of the Company. On March 19, 2001, the Company and AOL amended this relationship. Based on the new agreement, the Company’s theater exhibition point-of-sale and management systems solution became AOL Moviefone’s preferred offering in the cinema and entertainment industry and the Company supports AOL Moviefone clients operating the MARS point of sale product. Additionally, both companies agreed not to pursue forming a subsidiary to address potential business-to-consumer applications over the Internet. As part of the amended agreement, AOL is funding current MARS clients to upgrade to the Company’s systems and the Company’s performance of certain professional services for AOL and certain MARS’ clients.

On January 23 and 26, 2001, respectively, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision was made to reduce costs and consolidate operations at the Company’s headquarters in Alpharetta, Georgia. The Hillsboro office had served primarily as a sales office for the Company’s small business food products, while the Pleasanton office had served primarily as a sales office for hospitality and food service products. The office closure costs related to these two offices are comprised primarily of severance benefits and lease reserves. As part of the closings, the Company terminated 25 of the 34 employees. As a result, the Company recorded a non-recurring charge of approximately $1.0 million associated with this action during its first quarter of 2001. At June 30, 2002, the Company had no remaining liabilities related to the exit costs. No such charge was recorded during the second quarter of 2002.

RADIANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.    Accounting Pronouncements

In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”. EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the income statement. Historically, the Company has classified reimbursed out-of-pocket expenses as a reduction in the cost of consulting services. The Company adopted the guidance of EITF 01-14 in first quarter of 2002. During the quarter and six months ended June 30, 2002, the adoption of EITF 01-14 resulted in an increase in reported client support, maintenance and other services revenues and related costs associated with these revenues of approximately $427,000 and $827,000, respectively. During the quarter and six months ended June 30, 2001, reimbursed out-of-pocket expenses were $404,000 and $902,000, respectively. As these amounts were immaterial to total revenues, the Company did not reclassify prior periods’ results. The impact of this adoption did not and will not affect the Company’s net income or loss in any past or future periods.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes Financial Accounting Standards Board Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business”, and “Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“Opinion 30”) for the disposal of a segment of a business (as previously defined in Opinion 30). The Financial Accounting Standards Board issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale.

SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount for fair value less cost to sell. The Company adopted SFAS 144 effective January 1, 2002. The adoption had no impact on the Company’s results of operations.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by incurring the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company’s results of operations and financial position.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS No.141”), and Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 supercedes APB No. 16, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. SFAS No.141 prescribes the accounting principles for business combinations and requires that all business combinations be accounted for using the purchase method of accounting. SFAS No. 141 is effective for all business combinations after June 30, 2001.

RADIANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 prescribes the accounting practices for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. The Company adopted SFAS No. 142 on January 1, 2002. Goodwill and certain other intangible assets, determined by management to have an indefinite life and relating to acquisitions subsequent to June 30, 2001, will not be amortized. As of December 31, 2001 the Company had approximately $10.5 million of recorded net goodwill and $2.2 million in intangible assets, which were subject to the provisions of SFAS No. 142. The Company is amortizing its intangible assets resulting from its acquisition of certain assets from HotelTools over a period of no greater than five years. During the quarter ended June 30, 2002, the Company recorded approximately $100,000 of amortization expense associated with such identifiable definite-lived intangible assets.

Under SFAS No. 142, the Company is required to review goodwill for potential impairment by June 30, 2002 and measure the amount of impairment, if any, by December 31, 2002. The results of the Company’s assessment did not result in any charges to operations for impairment of goodwill.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect is as follows (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net income:
Reported net income	$1,493	$986	$2,991	$1,361
Goodwill amortization, net of tax	—	337	—	657

Adjusted net income	$1,493	$1,323	$2,991	$2,018

Basic earnings per share
Reported basic earnings per share	$.05	$.04	$.11	$.05
Goodwill amortization, net of tax	—	.01	—	.02

Adjusted basic earnings per share	$.05	$.05	$.11	$.07

Diluted earnings per share:
Reported diluted earnings per share	$.05	$.03	$.10	$.05
Goodwill amortization, net of tax	—	.01	—	.02

Adjusted diluted earnings per share	$.05	$.04	$.10	$.07

7.    Related Party Transactions

During 2001, five shareholders, comprised of four non-officer employees and one officer, received loans in the aggregate amount of $1.2 million. The loans bore interest at 5.5% and were payable in certain specified increments with final payment due April 2002. Two of these loans totaling $370,000, along with accrued interest, were paid in full during 2001. During 2002, one loan totaling $80,000, along with accrued interest of approximately $5,000, was paid in full. Of the two remaining loans, one loan totaling approximately $116,000 along with accrued interest was partially paid, with the balance of the loan of approximately $11,000 extended until April 2003; while the other loan to an executive officer totaling $591,000 along with accrued interest, was amended in March 2002 in order to extend the maturity until October 2002.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company derives its revenues primarily from the sale of integrated systems, including software, hardware and related support and professional services. In addition, the Company offers implementation and integration services which are typically billed on a per diem basis. The Company’s revenues from its various technology solutions are, for the most part, dependent on the number of installed sites for a client. Accordingly, while the typical sale is the result of a long, complex process, the Company’s clients usually continue installing additional sites over an extended period of time. Revenues from software and systems sales are recognized as products are shipped, provided that collection is probable, persuasive evidence of an agreement exists, the fee is fixed and determinable and no significant post shipment vendor obligations remain. Revenues from client support, maintenance and other services are generally recognized as the service is performed.

In 1999, the Company began developing its new generation of management systems products—Enterprise Productivity Software, formerly WAVE™. This product architecture is designed to combine and expand the functionality of its Site Management Systems and Headquarters-Based Management Systems. The Company’s architecture and platforms for these products are entirely web-based, which the Company believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retailers. Management believes that these products will strengthen its offerings by providing integrated, end-to-end solutions that span from the consumer to the supply chain.

The Enterprise Productivity Software was generally released during the first quarter of 2002. The Company offers its Enterprise Productivity Software both through the application service provider, or “ASP,” delivery model as well as through installations directly in client locations as “client-hosted” systems. In instances where clients select the ASP delivery model, the Company will remotely host applications from an off-site central server that users can access over dedicated lines, virtual private networks or the Internet. The Company is continuing to establish strategic relationships to facilitate sales of the Enterprise Productivity Software.

In connection with its strategy to develop ASP-delivered products, in April 2000 the Company began offering certain new and existing products on a subscription-based pricing model. Under this subscription-pricing model, clients pay a fixed, monthly fee for use of these products, as well as the Enterprise Productivity Software and the necessary hosting services to utilize those applications and solutions. This offering represents a change in the Company’s historical pricing model in which clients were charged an initial licensing fee for use of the Company’s products and continuing maintenance and support during the license period. To date, the Company continues to derive a majority of its revenue from these legacy products under its traditional sales model of one-time software license fees, hardware sales and software maintenance and support fees. Based on this historical trend, the Company anticipates that clients purchasing the Company’s legacy products will continue to favor the one-time software license and hardware purchases over the subscription-based pricing model for the foreseeable future.

Although the Company’s subscription-based revenues to date have been immaterial to total revenues, the Company expects that the general release of the Enterprise Productivity Software will lead to an increase in the percentage of recurring revenues coming from subscription-based offerings. As a result of offering clients a subscription-pricing model and the decline of revenues from legacy site management and headquarters solutions, the Company expects to see a decline in the one-time revenues from legacy software license fees, replaced over time by monthly subscription fees. In addition, the Company expects revenue from maintenance and support from existing clients to decline and to be replaced by subscription fees should existing clients convert to the subscription-pricing model.

This change in the Company’s product strategy to develop and offer ASP-delivered and Internet solutions and the transition to a subscription-pricing model involve certain risks and assumptions. There can be no assurance that the Company will successfully implement these changes in its organization, product strategy or pricing model or that the changes will not have a material adverse effect on the Company’s business, financial condition or results of operations.

To date, the Company’s primary source of revenues has been large client rollouts of the Company’s products, which are typically characterized by the use of fewer, larger contracts. These contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general require costs that may substantially precede recognition of associated revenues. During the third quarter ended September 30, 2001, the Company began to experience a decline in revenues and negative operating results. The Company attributes this decline primarily to the current global economic environment and the product transition the Company was undertaking in advance of the general release of the Enterprise Productivity Software. In response to these circumstances, during the latter part of the third quarter and throughout the fourth quarter of 2001, the Company, in addition to other measures, downsized its personnel by 7.3% in order to contain its operating costs. Although the Company’s revenues from system sales increased slightly in the second quarter of 2002, if the Company’s product transition or industry acceptance of the Enterprise Productivity Software progresses slower than currently anticipated or if the economic downturn continues or worsens, the Company believes it could again experience a decline in revenues and negative operating results.

Results of Operations

Three and six months ended June 30, 2002 compared to three and six months ended June 30, 2001

System Sales.    The Company derives the majority of its revenues from sales and licensing fees of its headquarters-based, back office management, and point of sale solutions. System sales increased 2.5% to $20.0 million for the quarter ended June 30, 2002 (the “second quarter 2002”), compared to $19.5 million for the quarter ended June 30, 2001 (the “second quarter 2001”). This increase was primarily the result of increased sales to new and existing customers. System sales decreased 7.2% for the six months ended June 30, 2002 (the “fiscal period 2002”) to $37.1 million compared to $40.0 for the six months ended June 30, 2001 (the “fiscal period 2001”). This decrease was primarily the result of the Company’s strategy to begin converting certain new and existing products and clients to the subscription-pricing model as well as declining sales of the Company’s legacy back-office and headquarters products in advance of the Company’s general release of its Radiant Enterprise Management software which occurred in late March 2002.

Client Support, Maintenance and Other Services.    The Company also derives revenues from client support, maintenance and other services. Client support, maintenance and other services decreased 1.4% to $16.7 million for the second quarter 2002, compared to $17.0 million for the second quarter 2001. Client support, maintenance and other services increased 1.4% to $30.9 million for the fiscal period 2002, compared to $30.5 million for the fiscal period 2001. On January 1, 2002, the Company adopted the provisions of EITF 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred” (See Note 6). EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the income statement. Historically, the Company has classified reimbursed out-of-pocket expenses as a reduction in the cost of consulting services. During the quarter and six months ended June 30, 2002, the adoption of EITF 01-14 resulted in an increase in reported client support, maintenance and other services revenues and related costs associated with these revenues of approximately $427,000 and $827,000, respectively. During the quarter and six months ended June 30, 2001, reimbursed out-of-pocket expenses were $404,000 and $902,000, respectively. As these amounts were immaterial to total revenues, the Company did not reclassify prior periods’ results. Were it not for the impact of the adoption of EITF 01-14, client support, maintenance and other services revenues would have decreased 3.9% and 1.3% for both the second quarter 2002 and fiscal period 2002, respectively. These decreases were due primarily to a decline in professional services revenues during the periods due to the general economic conditions compared to the same period a year ago.

Cost of System Sales.    Cost of system sales consists primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of system sales remained relatively flat increasing 0.6% to $10.9 million for the second quarter 2002, compared to $10.8 million for the second quarter 2001. Cost of system sales decreased 12.7% to $18.6 million for the fiscal period 2002 from $21.3 million for the fiscal period 2001. Cost of system sales as a percentage of system sales decreased to 54.5% for the second quarter 2002 from 55.4% for the second quarter 2001, and decreased to 50.1% during fiscal period 2002 from 53.2% for fiscal period 2001. This decrease was due primarily to changes in product sales mix during fiscal period 2002. Additionally, amortization of capitalized software development costs was approximately $1.1 million and $637,000 for the second quarter 2002 and 2001, respectively, and approximately $1.8 million and $1.2 million for fiscal periods 2002 and 2001, respectively.

Cost of Client Support, Maintenance and Other Services.    Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations. Cost of client support, maintenance and other services decreased 2.6% to $9.3 million for the second quarter 2002 from $9.6 million for the second quarter 2001 and decreased 3.8% to $17.9 million for fiscal period 2002 from $18.6 million for fiscal period 2001. These decreases were due primarily to increased efficiencies and staff utilization, as well as personnel reductions the Company undertook in the third and fourth quarter 2001. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased to 55.9% for the second quarter 2002 from 56.5% for the second quarter 2001 and to 57.9% for fiscal period 2002 from 61.0% for fiscal period 2001 due to increased efficiencies and staff utilization.

Product Development Expenses.    Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses increased 38.6% to $3.9 million for the second quarter 2002, compared to $2.8 million for the second quarter 2001. This increase was due primarily to increased development costs resulting from the acquisitions of HotelTools and Breeze during 2001, as well as the reduction in capitalized software development costs during the second quarter 2002. During the second quarter 2002, the Company capitalized software development costs of $1.3 million, or 24.7% of its total product development costs, compared to $2.1 million or 42.4% during the second quarter 2001. Product development expenses increased to $7.3 million from $5.2 million for fiscal period 2002 and 2001, respectively. For fiscal period 2002, the Company capitalized software development costs of $3.2 million, or 30.3% of total product development costs, compared to $4.1 million, or 44.0% for the fiscal period 2001. Product development expenses as a percentage of total revenues increased to 10.5% during the second quarter 2002 from 7.7% during the second quarter 2001 and to 10.8% for the fiscal period 2002 from 7.4% for the fiscal period 2001 as product development expenses increased at a pace faster than revenues.

Sales and Marketing Expenses.    Sales and marketing expenses remained flat at $5.3 million during the second quarter 2002 and the second quarter 2001 and increased 1.1% to $10.1 million during fiscal period 2002, compared to $10.0 million for fiscal period 2001. This increase was caused primarily by the Company’s continued expansion of its sales activities, including new hires and increased bonus and commission expense. Sales and marketing expenses as a percentage of total revenues was level at 14.6% for the second quarters 2002 and 2001, respectively, and was 14.9% and 14.2% for fiscal period 2002 and 2001, respectively, as sales and marketing expenses increased during these periods at a pace higher than revenues.

Depreciation and Amortization.    Depreciation and amortization expenses decreased 43.0% to $1.4 million for the second quarter 2002, compared to $2.5 million for the second quarter 2001 and decreased 40.6% to $2.8 million for fiscal period 2002, compared to $4.8 million for fiscal period 2001. These decreases resulted primarily from a decrease in goodwill amortization of approximately $560,000 and $1.1 million during the second quarter and fiscal period 2002, respectively, attributed to the adoption of SFAS No. 142 (See Note 6 to the condensed consolidated financial statements). As a result of the adoption of SFAS No. 142, the Company ceased amortization of goodwill on all its acquisitions made prior to June 30, 2001. Depreciation and amortization as a percentage of total revenues was 3.8%

and 6.7% for the second quarter 2002 and 2001, respectively, and 4.2% and 6.8% for fiscal periods 2002 and 2001, respectively.

Non-recurring charges.    On January 23 and 26, 2001, respectively, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision was made to reduce costs and consolidate operations at the Company’s headquarters in Alpharetta, Georgia. The Hillsboro office had served primarily as a sales office for the Company’s small business food products, while the Pleasanton office had served primarily as a sales office for hospitality and food service products. The office closure costs related to these two offices are comprised primarily of severance benefits and lease reserves. As part of the closings, the Company terminated 25 of the 34 employees at these facilities. As a result, the Company recorded a non-recurring charge of approximately $1.0 million associated with this action during the first quarter 2001. At June 30, 2002, the Company had no remaining liabilities related to the remaining exit costs.

General and Administrative Expenses.    General and administrative expenses decreased 23.5% to $3.3 million for the second quarter 2002, compared to $4.3 million for the second quarter 2001 and decreased 25.3% to $6.2 million for fiscal period 2002, compared to $8.3 million for fiscal period 2001. The decreases were due primarily to increased efficiencies, reduction of certain support personnel and other cost cutting measures. General and administrative expenses as a percentage of total revenues were 8.9% and 11.8% for the second quarter 2002 and 2001, respectively, as total revenues grew at a pace faster than these expenses. General and administrative expenses as a percentage of total revenues were 9.1% and 11.8% for fiscal periods 2002 and 2001, respectively for the same reason.

Interest Income, Net.    Net interest income decreased 64.4% to $155,000 for the second quarter 2002, compared to $435,000 for the second quarter 2001. For fiscal period 2002, net interest income decreased 64.2% to $361,000, compared to net interest income of $1.0 million for fiscal period 2001. The Company’s interest income is derived from the investment of its cash and cash equivalents. The decreases in net interest income resulted primarily from a decrease in cash and cash equivalents from an average cash balance of $41.8 million during the second quarter 2001 and $43.4 million during the fiscal period 2001 to an average cash balance of $27.4 million during the second quarter 2002 and $30.0 million during the fiscal period 2002. Additionally, the Company’s weighted average interest rates it receives on cash balances declined in 2002 over 2001. See “—Liquidity and Capital Resources” and “—Item 3.    Quantitative and Qualitative Disclosures About Market Risks.”

Income Tax Provision.    The Company recorded a tax provision of 46.1% in the second quarter 2002 compared to a tax provision of 40.0% in the second quarter 2001. The Company recorded a tax provision of 44.5% for fiscal period 2002 and 38.7% for fiscal period 2001. This tax rate increase was primarily due to an increase in the Company’s effective tax rate from 35.0% to 40.0% due to tax planning strategies utilized in the prior year, which were not available during the fiscal period 2002, as well as approximately $241,000 in foreign taxes the Company was required to record during the fiscal period 2002.

Net Income.    Net income for the second quarter ended June 30, 2002, was $1.5 million, or $0.05 per diluted share, an increase of $500,000, or $0.02 per diluted share, compared to net income of $1.0 million, or $0.03 per diluted share, for the same period in 2001. Net income for the six months ended June 30, 2002, was $3.0 million, or $0.10 per diluted share, an increase of $1.6 million, or $0.05 per diluted share, over net income of $1.4 million, or $0.05 per diluted share, for the same period last year.

Liquidity and Capital Resources

As of June 30, 2002, the Company had $26.0 million in cash and cash equivalents and working capital of $55.1 million.

Cash provided by operating activities in fiscal period 2002 was $1.4 million compared to cash used in operating activities of $1.6 million in fiscal period 2001. In fiscal period 2002, cash provided by operating activities consisted primarily of net income of $3.0 million during the period, as well as decreased inventory and increased accounts payable and accrued liabilities due to timing of certain vendor payments, offset by increased accounts receivable. Additionally, client deposits and unearned revenues slightly decreased during fiscal period 2002 as the Company delivered products and/or services previously paid for by clients. In fiscal period 2001, cash used in operating activities consisted primarily of net income of $1.4 million during the period, offset by increased accounts receivable, and inventory, as well as decreased accounts payable and accrued liabilities due to timing of certain vendor payments. Additionally, client deposits and unearned revenues increased during the fiscal period 2001 as the Company received cash from clients in advance of delivered products and/or services.

Cash used in investing activities during fiscal period 2002 and 2001 was $10.0 million and $9.3 million, respectively. The uses of cash in investing activities during fiscal period 2002 consisted primarily of the purchase of a software asset and capitalized professional services costs for a total of $5.7 million, as well as purchases of property and equipment of $1.1 million and capitalized software costs of $3.2 million. As more fully described in Note 5 of the condensed consolidated financial statements, the Company paid Yum! Brands $5.3 million as the second installment for the source code and object code for certain back office software previously developed by Yum! Brands and capitalized approximately $400,000 in professional services costs. The uses of cash in investing activities during fiscal period 2001 consisted primarily of the acquisition of Breeze for $1.7 million, as more fully described in Note 4 of the condensed consolidated financial statements, as well as purchases of property and equipment of $3.5 million and capitalized software costs of $4.1 million.

Cash of $690,000 was provided by financing activities during fiscal period 2002 due primarily to approximately $481,000 of cash received from the exercise of employee stock options and approximately $380,000 of cash received from stock issued under the Company’s employee stock purchase plan, offset by principle payments under capital lease obligations of approximately $226,000. Cash of $1.3 million was used in financing activities during fiscal period 2001 due primarily to the Company’s purchase of common stock pursuant to its stock repurchase program for approximately $2.2 million, offset by cash received from the exercise of employee stock options as well as cash received from stock issued under the Company’s employee stock purchase plan.

In May 2000, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 1.0 million shares of common stock of the Company over the next twelve months. During 2000, the Company repurchased and subsequently retired approximately 90,000 shares at prices ranging from $18.25 to $19.94 per share, for total consideration of approximately $1.8 million. In May 2001, the Board of Directors of the Company renewed this stock repurchase program whereby the Company was authorized to repurchase up to 1.0 million shares of common stock of the Company through May 2002. During 2001, the Company repurchased and subsequently retired approximately 725,000 shares at prices ranging from $5.27 to $18.67 per share, for total consideration of approximately $6.0 million. During the first quarter 2002, the Company repurchased and subsequently retired approximately 25,000 shares at prices ranging from $7.71 to $8.00 per share, for total consideration of approximately $196,000. During the second quarter 2002, the Company did not repurchase any shares. As of June 30, 2002, the Company has repurchased and subsequently retired approximately 840,000 shares of its common stock, for total consideration of approximately $8.0 million under this now-expired repurchase program.

The Company leases office space, equipment and certain vehicles under noncancelable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases various equipment and furniture under a four-year capital lease agreement. The capital lease runs until March 31, 2005. Aggregate future minimum lease payments under the capital lease and noncancelable operating leases as of June 30, 2002 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Capital Lease Obligations	$1,515	$551	$964	—	—
Operating Leases	43,664	5,961	9,386	7,726	$20,591
Other Long-Term Obligations (1)	8,526	4,500	4,026	—	—

Total Contractual Cash Obligations	$53,705	$11,012	$14,376	$7,726	$20,591

(1)
As more fully described in Note 5 of the consolidated financial statements, on June 30, 2001 the Company and Yum! Brands signed a contract evidencing a multi-year arrangement to implement Radiant Enterprise Productivity Software exclusively in Yum! Brands’ company-owned restaurants around the world. Yum! Brands’ franchisees will also be able to subscribe to the Enterprise Productivity Software under the same terms as the company-owned restaurants. As part of this agreement, the Company agreed to purchase from Yum! Brands its source code and object code for certain back office software previously developed by Yum! Brands for $20.0 million, $16.5 million of which is payable in specified annual installments through December 31, 2003. The remaining $3.5 million is payable on a pro rata basis based upon Yum! Brands’ acceptance and rollout of the Enterprise Productivity Software and fulfillment of its total target client store commitment beginning in 2002 and ending in 2004. Costs associated with the purchase of this asset, costs of professional services work performed, as well as cash received by the Company, will be deferred and recognized over the five-year subscription term of the contract beginning upon installation of the Enterprise Productivity Software at each site. During fiscal 2002, the Company paid Yum! Brands $5.3 million as its second installment payment for the purchase of the Yum! Brands back office software, and deferred approximately $400,000 in personnel costs associated with professional services for which associated revenues of approximately $900,000 were deferred.

Critical Accounting Policies and Procedures

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to client programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Revenue Recognition

The Company recognizes revenue using the guidance from SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and the AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under these guidelines, the Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists; (2) delivery of the product has occurred; (3) the fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the agreement are insignificant. For those agreements that provide for future delivery of the contract elements that are essential to the functionality or contain significant future obligations, revenue is recognized under the percentage of completion method. The Company’s services revenue consists of fees generated from consulting, custom development, installation, support, maintenance and training. Revenue related to professional services performed by the Company is generally recognized on a time and materials basis as the services are performed. The Company also offers fixed fee services arrangements that are recognized under the percentage of completion method. Revenue from support and maintenance is generally recognized as the service is performed.

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

The Company’s policy on capitalized software costs determines the timing of recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of license fees. Management is required to use its judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

Income Taxes

The Company has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates and the Company’s future taxable income levels.

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

Forward-Looking Statements

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Report and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy (including the development of its products and services); and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans,” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company’s ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are the Company’s reliance on a small number of customers for a larger portion of its revenues, fluctuations in its quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in the Company’s Form 10-K filed with the Securities and Exchange Commission, including the “Risk Factors” therein.

Item 3.     Quantitative and Qualitative Disclosures About Market Risks

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents. During the second quarter 2002 and fiscal period 2002, the weighted average interest rate on its cash balances was approximately 2.00% and 2.01%, respectively. A 10.0% decrease in this rate would have impacted interest income by approximately $14,000 and $33,000, respectively, during the second quarter 2002 and fiscal period 2002.

As more fully explained in Note 3 of the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $11.1 million and $5.6 million during fiscal period 2002 and 2001, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effects of foreign exchange rate fluctuations on the Company results of operations and financial position during the second quarter 2002 and 2001 were not material.

Item 4.     Submission of Matters to a Vote of Security Holders.

The Company held its 2002 Annual Meeting of Shareholders on June 28, 2002. Of the 27,663,306 shares of common stock outstanding and entitled to vote at the meeting, 25,363,958 shares were represented at the meeting in person or by proxy. The following matters were voted upon:

1.
The election to the Board of Directors of the Company of two persons named as nominees for director in the Proxy Statement of the Company, to serve as Class I directors of the Company for a term expiring at the 2005 annual meeting of shareholders of the Company.

The voting results were as follows:

Nominee	For	Withheld/Against
J. Alexander Douglas, Jr.	24,710,948	653,010
Michael Z. Kay	24,710,775	653,183

The terms of office of the following directors continued after the meeting: Erez Goren, Alon Goren, James S. Balloun and John H. Heyman.

2.	Proposed to amend the Company’s Non-Management Directors Stock Option Plan.

The voting results were as follows:

For	Against	Abstain
17,204,132	7,631,190	528,636

PART II.     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits.

99.1    Certification of Chief Executive Officer, and Certification of Chief Financial Officer

(b)    Reports on Form 8-K

Report on Form 8-K was filed during the quarter ended June 30, 2002, date of report April 26, 2002 regarding the release of financial results for the three months ended March 31, 2002.

Report on Form 8-K was filed on July 18, 2002 and amended July 31, 2002 regarding the change in auditors from Arthur Andersen LLP to Deloitte & Touche LLP.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC

By:	/s/ JOHN H. HEYMAN
John H. Heyman Co-Chief Executive Officer and Chief Financial Officer (Duly authorized officer and principal financial officer)
Dated: August 14, 2002