Form 10-Q
period 2002-09-30
RADIANT SYSTEMS INC
filed 2002-11-14
CIK 845818

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2002

Commission File Number:
0-22065

RADIANT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	11-2749765 (I.R.S. Employer Identification No.)

3925 Brookside Parkway, Alpharetta, Georgia (Address of principal executive offices)	30022 (Zip Code)

Issuer’s telephone number, including area code:	(770) 576-6000

_____________________________________________________________________________________________
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

Yes ☒ No ☐

The number of the registrant’s shares outstanding as of November 6, 2002 was 27,964,853.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

SIGNATURES:	24

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RADIANT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2002	December 31, 2001 *

	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$38,228	$33,924
Accounts receivable, net of allowances for doubtful accounts of $2,465 and $2,227, respectively	26,767	20,988
Inventories	14,421	17,290
Other short-term assets	4,093	3,401

Total current assets	83,509	75,603

Property and equipment, net	12,403	14,590
Software development costs, net	16,594	15,229
Goodwill	12,280	10,515
Intangible assets, net	1,868	2,192
Other long-term assets	10,365	7,033

	$137,019	$125,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,912	$6,403
Accrued liabilities	5,589	3,773
Client deposits and unearned revenue	10,258	9,762
Current portion of capital lease obligations	483	460

Total current liabilities	24,242	20,398

Long-term portion of capital lease obligations	785	1,150

Total liabilities	25,027	21,548

Shareholders’ equity
Common stock, $0.00001 par value; 100,000,000 shares authorized;
27,930,984 and 27,647,830 shares issued and outstanding	0	0
Additional paid-in capital	115,967	113,016
Deferred compensation and employee loans	—	(818)
Accumulated deficit	(3,975)	(8,584)

Total shareholders’ equity	111,992	103,614

	$137,019	$125,162

*	Derived from the audited consolidated balance sheet included in Radiant Systems’ 2001 Annual Report.

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the three months ended		For the nine months ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenues:
System sales	$19,186	$13,862	$56,305	$53,857
Client support, maintenance and other services	17,761	15,268	48,637	45,719

Total revenues	36,947	29,130	104,942	99,576

Cost of revenues:
System sales	10,176	8,272	28,769	29,565
Client support, maintenance and other services	10,346	10,387	28,213	28,955

Total cost of revenues	20,522	18,659	56,982	58,520

Gross profit	16,425	10,471	47,960	41,056

Operating Expenses:
Product development	3,777	2,781	11,106	8,026
Sales and marketing	5,600	5,268	15,749	15,305
Depreciation and amortization	1,309	2,457	4,148	7,237
Non-recurring charges	—	—	—	1,023
General and administrative	3,200	3,746	9,393	12,033

Income (loss) from operations	2,539	(3,781)	7,564	(2,568)

Interest income, net	185	289	546	1,297

Income (loss) before income tax provision (benefit)	2,724	(3,492)	8,110	(1,271)

Income tax provision (benefit)	1,106	(1,222)	3,501	(363)

Net income (loss)	$1,618	$(2,270)	$4,609	$(908)

Income (loss) per share:
Basic income (loss) per share	$0.06	$(0.08)	$0.17	$(0.03)

Diluted income (loss) per share	$0.06	$(0.08)	$0.16	$(0.03)

Weighted average shares outstanding:
Basic	27,872	27,785	27,674	27,770

Diluted	28,917	27,785	28,935	27,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the nine months ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,609	$(908)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred compensation	—	78
Depreciation and amortization	7,501	9,600
Changes in assets and liabilities:
Accounts receivable	(5,779)	1,064
Inventories	2,869	(2,820)
Other assets	699	1,056
Accounts payable	2,599	(7,758)
Accrued liabilities	1,853	1,607
Client deposits and deferred revenue	496	2,998

Net cash provided by operating activities	14,847	4,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of acquired entities net of cash acquired	—	(4,525)
Purchases of property and equipment	(1,948)	(4,744)
Purchase of software asset and capitalized professional services costs	(5,855)	(3,058)
Capitalized software development costs	(4,407)	(6,271)

Net cash used in investing activities	(12,210)	(18,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of employee stock options	977	1,098
Repurchase of common stock	(196)	(2,684)
Employee stock purchase plan	380	367
Principal payments under capital lease obligations	(342)	(107)
Principal payments under long-term debt	—	(584)
Proceeds from repayments of shareholder loans	818	370
Other	30	—

Net cash provided by (used in) financing activities	1,667	(1,540)

Increase (decrease) in cash and cash equivalents	4,304	(15,221)

Cash and cash equivalents at beginning of year	33,924	49,560

Cash and cash equivalents at end of period	$38,228	$34,339

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Issuance of common stock in connection with acquisition of Breeze	$1,765	$—

Assets acquired under capital lease	$—	$1,956

Cash paid during the period for interest	$71	$64

Cash paid during the period for income taxes	$765	$352

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements, the general instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Radiant Systems, Inc. (the “Company”) management, these condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary for fair presentation of the consolidated financial condition and results of operations for these periods. The interim results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements as filed in its Annual Report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

2.       Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted net income (loss) per share includes the dilutive effect of stock options.

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,

	2002	2001	2002	2001

Average common shares outstanding	27,872	27,785	27,674	27,770

Dilutive effect of outstanding stock options	1,045	—	1,261	—

Average common shares outstanding assuming dilution	28,917	27,785	28,935	27,770

For the three and nine month periods ended September 30, 2002, options to purchase approximately 3.2 million and 2.1 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the periods then ended. For the three and nine month periods ended September 30, 2001, options to purchase approximately 1.1 million and 1.5 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the periods then ended.

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

The General Retail and Other nonreportable segment includes sales to other industries the Company serves including as general retail, certain unallocated corporate operating expenses and the elimination of intersegment sales.

The summary of the Company’s operating segments is as follows (in thousands):

	For the three months ended September 30, 2002

	Petroleum/ Convenience Store	Hospitality and Food Service	Entertainment	International	General Retail And Other	Consolidation

Revenues	$13,817	$7,382	$6,014	$5,056	$4,678	$36,947
Contribution margin	3,991	1,200	1,818	1,008	1,874	$9,891
Development and corporate allocations	1,942	1,474	755	831	2,350	7,352

Operating income (loss)	2,049	(274)	1,063	177	(476)	2,539

	For the three months ended September 30, 2001

	Petroleum/ Convenience Store	Hospitality and Food Service	Entertainment	International	General Retail And Other	Consolidation

Revenues	$10,113	$7,384	$6,287	$3,943	$1,403	$29,130
Contribution margin	657	76	1,811	910	(1,083)	2,371
Development and corporate allocations	1,345	1,996	1,107	1,266	438	6,152

Operating income (loss)	(688)	(1,920)	704	(356)	(1,521)	(3,781)

	For the nine months ended September 30, 2002

	Petroleum/ Convenience Store	Hospitality and Food Service	Entertainment	International	General Retail And Other	Consolidation

Revenues	$45,428	$18,989	$17,264	$16,181	$7,080	$104,942
Contribution margin	15,632	1,345	6,052	5,752	141	28,922
Development and corporate allocations	8,111	3,130	2,776	3,932	3,409	21,358

Operating income (loss)	7,521	(1,785)	3,276	1,820	(3,268)	7,564

	For the nine months ended September 30, 2001

	Petroleum/ Convenience Store	Hospitality and Food Service	Entertainment	International	General Retail And Other	Consolidation

Revenues	$39,522	$26,971	$20,048	$9,588	$3,447	$99,576
Contribution margin	7,395	321	7,153	4,382	(1,645)	17,606
Development and corporate allocations	6,009	3,723	4,289	3,863	1,267	19,151
Acquisition and other non-recurring charges	—	1,023	—	—	—	1,023

Operating income (loss)	1,386	(4,425)	2,864	519	(2,912)	(2,568)

Certain reclassifications have been made to prior quarter financial statements to conform to the current quarter presentation.

4.       Acquisitions

In July 2001, the Company purchased certain assets from HotelTools, Inc. (“HotelTools”), an emerging provider of enterprise software solutions for the hospitality industry including solutions to centralize all aspects of multi-property hotel operations, including hotel management, rate management, reservations and procurement. The transaction included the purchase of certain intellectual property rights, fixed assets and pending patents. The purchase price consisted of $1.8 million in cash and assumption of net liabilities of approximately $1.0 million. Total consideration, including approximately $100,000 in transaction costs, was $2.9 million. Intangibles of approximately $2.4 million were recorded, which are being amortized over two to five years (See Note 6). In addition, the Company hired approximately 30 former employees of HotelTools. The pro forma effects of these transactions are immaterial for the three-month and nine-month periods ended September 30, 2002 and 2001.

In May 2001, the Company acquired all the common stock of Breeze Software Proprietary Limited (“Breeze”), a leading provider of software applications for retailers in the Australian and Asia-Pacific marketplaces. The purchase price consisted of $1.7 million in cash and assumption of net liabilities of approximately $700,000. Total consideration, including approximately $400,000 in transaction costs, was $2.8 million. Goodwill of approximately $2.8 million was recorded, which prior to January 1, 2002 was being amortized over seven years (See Note 6). The Company is obligated to pay additional consideration of cash and stock if certain earnings milestones are obtained through 2004. During the fourth quarter of 2001, specified earnings milestones were obtained for the period from the purchase date through December 31, 2001 and the Company paid additional consideration of 25,000 shares of common stock for a total additional consideration of $287,500, which was allocated to goodwill. In the second quarter of 2002, certain additional specified earnings milestones were obtained for the period from the purchase date through June 30, 2002 and the Company paid additional consideration of approximately 135,000 shares of common stock for a total additional consideration of $1.8 million, which was allocated to goodwill. In connection with the acquisition, the Company entered into employment agreements with three employees for terms expiring no later than December 31, 2003. The pro forma effects of these transactions are immaterial for the three and nine-month periods ended September 30, 2002 and 2001.

5.       Significant Events

On June 30, 2001 the Company and Yum! Brands, Inc. (“Yum! Brands”), formerly Tricon Restaurant Services Group, Inc. signed a contract evidencing a multi-year arrangement to implement the Company’s Enterprise Productivity Software exclusively in Yum! Brands’ company-owned restaurants around the world. Yum! Brands’ franchisees will also be able to subscribe to the software under the same terms as the company-owned restaurants. As part of this agreement, the Company agreed to purchase from Yum! Brands its source code and object code for certain back office software previously developed by Yum! Brands for $20.0 million, $16.5 million of which is payable in specified annual installments through December 31, 2003. The remaining $3.5 million is payable on a pro rata basis based upon Yum! Brands’ acceptance and rollout of the Enterprise Productivity Software and fulfillment of its total target client store commitment beginning in 2002 and ending in 2004. To date, the Company has paid Yum! Brands $8.0 million as its first two payments for the purchase of the Yum! Brands back office software, and capitalized approximately $1.1 million in personnel costs associated with professional services for which associated revenues of approximately $2.8 million have been deferred. The remaining specified annual installment payments due are as follows (in thousands):

December 31,

2002	4,500
2003	4,026

Total	$8,526

In January 2002, the Company paid Yum! Brands $5.3 million as its second installment which became due on December 31, 2001. Yum! Brands waived all penalties and additional interest expense due to the late payment of the installment. The annual installment payments are partially secured by an irrevocable letter of credit secured by the Company’s accounts receivable.

Costs associated with the purchase of this asset, costs of professional services work performed, as well as cash received by the Company, will be deferred and recognized over the five-year subscription term of the contract beginning upon installation of the Enterprise Productivity Software at each site.

On January 23 and 26, 2001, respectively, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision was made to reduce costs and consolidate operations at the Company’s headquarters in Alpharetta, Georgia. The Hillsboro office had served primarily as a sales office for the Company’s small business food service products, while the Pleasanton office had served primarily as a sales office for hospitality and food service products. The office closure costs related to these two offices are comprised primarily of severance benefits and lease reserves. As part of the closings, the Company terminated 25 of the 34 employees. As a result, the Company recorded a non-recurring charge of approximately $1.0 million associated with this action during its first quarter of 2001. At September 30, 2002, the Company had no remaining liabilities related to the exit costs.

On March 3, 2000, the Company entered into an agreement with America Online, Inc. and its subsidiary Moviefone, Inc. (collectively “AOL”), whereby AOL agreed, among other items, to invest $25.0 million in a to-be-formed subsidiary of the Company to engage in consumer interactive businesses other than in the entertainment industry (e.g., interactive fuel and dispenser business and interactive restaurant self-ordering business), with any amount not invested by AOL to be callable by the Company into common shares of the Company. On March 19, 2001, the Company and AOL amended this relationship. Based on the amended agreement, the Company’s theater exhibition point-of-sale and management systems solution became AOL Moviefone’s preferred offering in the cinema and entertainment industry and the Company supports AOL Moviefone clients operating the MARS point of sale product, AOL Moviefone’s legacy point of sale system. Additionally, both companies agreed not to pursue forming a subsidiary to address potential business-to-consumer applications over the Internet. As part of the amended agreement, AOL provided funds to existing MARS clients to upgrade to the Company’s systems and the Company’s performance of certain professional services for AOL and certain MARS’ clients.

6.       Accounting Pronouncements

In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”. EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the income statement. Historically, the Company has classified reimbursed out-of-pocket expenses as a reduction in the cost of consulting services. The Company adopted the guidance of EITF 01-14 in first quarter of 2002. During the quarter and nine months ended September 30, 2002, the adoption of EITF 01-14 resulted in an increase in reported client support, maintenance and other services revenues and related costs associated with these revenues of approximately $450,000 and $1.3 million, respectively. During the quarter and nine months ended September 30, 2001, reimbursed out-of-pocket expenses were $300,000 and $1.2 million, respectively . As these amounts were immaterial to total revenues, the Company did not reclassify prior periods’ results. The impact of this adoption did not and will not affect the Company’s net income or loss in any past or future periods.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes Financial Accounting Standards Board Statement No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of” (“SFAS No. 121”), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business”, and “Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“Opinion 30”) for the disposal of a segment of a business (as previously defined in Opinion 30). The Financial Accounting Standards Board issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by incurring the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not anticipate the adoption of this statement to have a material effect on the Company’s results of operations and financial position.

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

SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 prescribes the accounting practices for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill is no longer amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. The Company adopted SFAS No. 142 on January 1, 2002. Goodwill and certain other intangible assets, determined by management to have an indefinite life and relating to acquisitions subsequent to June 30, 2001, will not be amortized. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect is as follows (in thousands, except per share amounts):

	For the three months ended		For the nine months ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net income:
Reported net income	$1,618	$(2,270)	$4,609	$(908)
Goodwill amortization, net of tax	—	395	—	1,052

Adjusted net income	$1,618	$(1,875)	$4,609	$144

Basic earnings per share
Reported basic earnings per share	$.06	$(.08)	$.17	$(.03)
Goodwill amortization, net of tax	—	.01	—	.04

Adjusted basic earnings per share	$.06	$(.07)	$.17	$.01

Diluted earnings per share:
Reported diluted earnings per share	$.06	$(.08)	$.16	$(.03)
Goodwill amortization, net of tax	—	.01	—	.04

Adjusted diluted earnings per share	$.06	$(.07)	$.16	$.01

As of September 30, 2002 the Company had approximately $12.3 million of recorded net goodwill and $1.9 million in intangible assets, which were subject to the provisions of SFAS No. 142. A summary of the Company’s intangible assets is as follows (in thousands):

	September 30, 2002	December 31, 2001

Purchased software	$2,082	$2,119
Other	560	517

	2,642	2,636
Accumulated amortization	(774)	(444)

Total intangible assets, net	$1,868	$2,192

The Company is amortizing its intangible assets resulting from its acquisition of certain assets from HotelTools over a period of no greater than five years. During the quarter ended September 30, 2002, the Company recorded approximately $100,000 of amortization expense associated with such identifiable definite-lived intangible assets.

Under SFAS No. 142, the Company is required to perform a transitional impairment test of its goodwill by June 30, 2002 and measure the amount of impairment, if any, by December 31, 2002. The results of the Company’s assessment during the second quarter ended June 30, 2002 did not result in any charges to operations for impairment of goodwill. The Company will perform an annual impairment test as of January 1, 2003.

Estimated amortization expense of identified intangible assets for the next five years are as follows (in thousands):

2002	$442
2003	443
2004	439
2005	439
2006	266

In May 2002, the Financial Accounting Standards Board issued Statement No. 145, “Rescission of FASB Statements 4, 44, 64, Amendment to FASB Statement No. 13, and Technical Corrections as of April 2002” (“SFAS No. 145”). SFAS No. 145 will become effective for 2004. Management does not expect SFAS No. 145 to have a material impact on the consolidated financial statements.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. The provisions of SFAS No. 146 are effective for restructuring activities initiated after December 31, 2002. Management is currently assessing the impact on the consolidated financial statements.

7.       Related Party Transactions

During 2001, five shareholders, comprised of four non-officer employees and one officer, received loans in the aggregate amount of $1.2 million. The loans bore interest at 5.5% and were payable in certain specified increments with final payment due April 2002. Two of these loans totaling $370,000, along with accrued interest, were paid in full during 2001. During 2002, one loan totaling $80,000, along with accrued interest of approximately $5,000, was paid in full. Of the two remaining loans, one loan totaling approximately $116,000 along with accrued interest was partially paid during the first quarter of 2002 with the balance of the loan repaid during the third quarter of 2002; while the other loan to an executive officer totaling $591,000 along with accrued interest, was amended in March 2002 in order to extend the maturity until October 2002. During the third quarter ended September 30, 2002, the remaining loans, along with accrued interest, were paid in full. As of September 30, 2002, the Company has no remaining outstanding loans to any employees or officers of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company derives its revenues primarily from the sale of integrated systems, including software, hardware and related support and professional services. In addition, the Company offers implementation and integration services which are primarily billed on a per diem basis. The Company also derives revenues from fixed fee services arrangements that are recognized under the percentage of completion method of accounting. The Company’s revenues from its various technology solutions are, for the most part, dependent on the number of installed sites for a client. Accordingly, while the typical sale is the result of a long, complex process, the Company’s clients usually continue installing additional sites over an extended period of time. Revenues from software and systems sales are recognized as products are shipped, provided that collection is probable, persuasive evidence of an agreement exists, the fee is fixed or determinable and no significant post shipment vendor obligations remain. Revenues from client support, maintenance and other services are generally recognized as the service is performed.

In 1999, the Company began developing its new generation of management systems products—Enterprise Productivity Software, formerly WAVE™. This product architecture is designed to combine and expand the functionality of the Company’s Site Management Systems and Headquarters-Based Management Systems. The Company’s architecture and platforms for these products are entirely web-based, which the Company believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retailers. Management believes that these products will strengthen the Company’s offerings by providing integrated, end-to-end solutions that span from the consumer to the supply chain.

The Enterprise Productivity Software was generally released during the first quarter of 2002. The Company offers its Enterprise Productivity Software both through the application service provider, or “ASP,” delivery model as well as through installations directly in client locations as “client-hosted” systems. In instances where clients select the ASP delivery model, the Company will remotely host applications from an off-site central server that users can access over dedicated lines, virtual private networks or the Internet. The Company is continuing to establish strategic relationships to facilitate sales of its Enterprise Productivity Software.

In connection with its strategy to develop ASP-delivered products, in April 2000 the Company began offering certain new and existing products on a subscription-based pricing model. Under this subscription-pricing model, clients pay a fixed, monthly fee for use of these products, as well as the Enterprise Productivity Software and the necessary hosting services to utilize those applications and solutions. This subscription-based offering represents a change in the Company’s historical pricing model in which clients were charged an initial licensing fee for use of the Company’s products and additional fees for continuing maintenance and support during the license period. To date, the Company continues to derive a majority of its revenue from these legacy products under its traditional sales model of one-time software license fees, hardware sales and software maintenance and support fees. Based on this historical trend, the Company anticipates that clients purchasing the Company’s legacy products will continue to favor the one-time software license and hardware purchases over the subscription-based pricing model for the foreseeable future.

Although the Company’s subscription-based revenues to date have been immaterial to total revenues, the Company expects that the general release of the Enterprise Productivity Software will lead to an increase in the percentage of recurring revenues coming from subscription-based offerings. As a result of offering clients a subscription-based pricing model and the anticipated decline of revenues from legacy site management and headquarters solutions, the Company expects to see a decline in the one-time revenues from legacy software license fees, replaced over time by monthly subscription fees. In addition, the

Company expects revenues from maintenance and support from existing clients to decline and to be replaced by subscription fees should existing clients convert to the subscription-pricing model. Although the Company anticipates that most sales of the Enterprise Productivity Software will occur under the subscription-based pricing model, market demands may require the Company, or the Company may decide, to sell the Enterprise Productivity Software under its traditional sales model of a one-time software license fee along with ongoing maintenance and support fees.

This change in the Company’s product strategy to develop and offer ASP-delivered and Internet solutions and the transition to a subscription-pricing model involve certain risks and assumptions. There can be no assurance that the Company will successfully implement these changes in its organization, product strategy or pricing model, that clients will embrace an internet-based product or that the changes will not have a material adverse effect on the Company’s business, financial condition or results of operations.

To date, the Company’s primary source of revenues has been large client rollouts of the Company’s products, which are typically characterized by the use of fewer, larger contracts. These contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general require costs that may substantially precede recognition of associated revenues. During the third quarter ended September 30, 2001, the Company began to experience a decline in revenues and negative operating results. The Company attributed this decline primarily to the global economic environment at that time and the product transition the Company was undertaking in advance of the general release of the Enterprise Productivity Software. In response to these circumstances, during the latter part of the third quarter and throughout the fourth quarter of 2001, the Company, in addition to other measures, downsized its personnel by 7.3% in order to contain its operating costs. In conjunction with the Company’s efforts to reduce its operating costs, in the fourth quarter of 2001 the Company initiated a change in compensation to its senior management team. Under this plan, each individual was granted a certain number of stock options in return for a specified reduction in salary compensation. As part of this plan, in return for annual salary reductions of approximately $2.4 million through mid-October 2002, the Company issued approximately 880,000 options at an exercise price of $5.63. The options vest in various increments over 18 months. Although the Company’s revenues have increased during the nine months ended September 30, 2002 over the same period a year ago, if the Company’s product transition or industry acceptance of the Enterprise Productivity Software progresses slower than currently anticipated or if the economic downturn continues or worsens, the Company believes it could again experience a decline in revenues and negative operating results. Additionally, during the fourth quarter of 2002, salaries previously forfeited by the Company’s senior leadership team will be reinstated, which will result in an additional ongoing expense of approximately $600,000 per quarter.

Results of Operations

Three and nine months ended September 30, 2002 compared to three and nine months ended September 30, 2001

System Sales. The Company derives the majority of its revenues from sales and licensing fees of its headquarters-based, back office management, and point of sale solutions (collectively “system sales”). System sales increased 38.4% to $19.2 million for the quarter ended September 30, 2002 (the “third quarter 2002”), compared to $13.9 million for the quarter ended September 30, 2001 (the “third quarter 2001”). System sales increased 4.5% for the nine months ended September 30, 2002 (the “fiscal period 2002”) to $56.3 million compared to $53.9 for the nine months ended September 30, 2001 (the “fiscal period 2001”). These increases were primarily the result of increased sales to new and existing customers. Additionally, during the third quarter of 2001 the Company experienced a significant decline in system sales. The Company attributed this decline primarily to the global economic environment and the product transition the Company was undertaking in advance of the general release of the Enterprise Productivity Software.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services. Client support, maintenance and other services increased 16.3%

to $17.8 million for the third quarter 2002, compared to $15.3 million for the third quarter 2001. Client support, maintenance and other services increased 6.4% to $48.6 million for the fiscal period 2002, compared to $45.7 million for the fiscal period 2001. These increases were due to increased support, maintenance and services revenues within existing markets, resulting from an increased installed base as well as increased client demand for professional services such as training, custom software development, project management and implementation services. Additionally, on January 1, 2002, the Company adopted the provisions of EITF 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred” (See Note 6 of the condensed consolidated financial statements). EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the income statement. Historically, the Company has classified reimbursed out-of-pocket expenses as a reduction in the cost of consulting services. During the quarter and nine months ended September 30, 2002, the adoption of EITF 01-14 resulted in an increase in reported client support, maintenance and other services revenues and related costs associated with these revenues of approximately $450,000 and $1.3 million, respectively. During the quarter and nine months ended September 30, 2001, reimbursed out-of-pocket expenses were $300,000 and $1.2 million, respectively. As these amounts were immaterial to total revenues, the Company did not reclassify prior periods’ results. Were it not for the impact of the adoption of EITF 01-14, client support, maintenance and other services revenues would have increased 13.4% and 3.5% for the third quarter 2002 and fiscal period 2002, respectively.

Cost of System Sales. Cost of system sales consists primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of system sales increased 23.0% to $10.2 million for the third quarter 2002, compared to $8.3 million for the third quarter 2001. This increase was directly attributable to the increase in system sales during the third quarter 2002 as compared to the third quarter of 2001. Cost of system sales decreased 2.7% to $28.8 million for the fiscal period 2002 from $29.6 million for the fiscal period 2001. This decrease was due primarily to changes in product sales mix during fiscal period 2002. Cost of system sales as a percentage of system sales decreased to 53.0% for the third quarter 2002 from 59.7% for the third quarter 2001, and decreased to 51.1% during fiscal period 2002 from 54.9% for fiscal period 2001. These decreases were due primarily to the increase in system sales revenues over the prior periods which enabled certain fixed costs to be leveraged over a larger revenue base, as well as changes in product sales mix during both the third quarter 2002 and fiscal year 2002. These increased efficiencies were somewhat offset by an increase in amortization of capitalized software costs during the third quarter 2002 and fiscal year 2002 over the same periods in 2001. Amortization of capitalized software development costs was approximately $1.2 million and $672,000 for the third quarter 2002 and 2001, respectively, and approximately $3.0 million and $1.8 million for fiscal periods 2002 and 2001, respectively.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations. Cost of client support, maintenance and other services remained relatively flat decreasing 0.4% to $10.3 million for the third quarter 2002 from $10.4 million for the third quarter 2001 and decreasing 2.6% to $28.2 million for fiscal period 2002 from $29.0 million for fiscal period 2001. These decreases were due primarily to increased efficiencies and staff utilization, as well as personnel reductions the Company undertook in the third and fourth quarter 2001, offset by an increase in custom development costs incurred during the third quarter related to an increase in custom development revenues. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased to 58.3% for the third quarter 2002 from 68.0% for the third quarter 2001 and to 58.0% for fiscal period 2002 from 63.3% for fiscal period 2001 due to increased efficiencies and staff utilization.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses increased 35.8% to $3.8 million for the third quarter 2002, compared to $2.8 million for the third quarter 2001. This increase was due primarily to increased development costs resulting from the acquisitions of HotelTools and Breeze during 2001, as well as the reduction in capitalized software development costs during the third quarter 2002. During the third quarter 2002, the Company capitalized software development costs of $1.2 million, or 24.5% of its total product development costs, compared to $2.1 million, or 43.4%, during the third quarter 2001. Product development expenses increased to $11.1 million from $8.0 million for fiscal period 2002 and 2001, respectively. For fiscal period 2002, the Company capitalized software development costs of $4.4 million, or 28.4% of total product development costs, compared to $6.3 million, or 43.8%, for the fiscal period 2001. Product development expenses as a percentage of total revenues increased to 10.2% during the third quarter 2002 from 9.5% during the third quarter 2001 and to 10.6% for the fiscal period 2002 from 8.1% for the fiscal period 2001 as product development expenses increased at a faster pace than revenues.

Sales and Marketing Expenses. Sales and marketing expenses increased 6.3% to $5.6 million during the third quarter 2002, compared to $5.3 million for the third quarter 2001 and increased 2.9% to $15.7 million during fiscal period 2002, compared to $15.3 million for fiscal period 2001. This increase was the direct result of increased revenues during both the third quarter 2002 and fiscal year 2002 over the same periods a year ago, resulting in increased bonus and commission expense. Sales and marketing expenses as a percentage of total revenues were 15.2% and 18.1% for the third quarters 2002 and 2001, respectively, and were 15.0% and 15.4% for fiscal periods 2002 and 2001, respectively.

Depreciation and Amortization. Depreciation and amortization expenses decreased 46.7% to $1.3 million for the third quarter 2002, compared to $2.5 million for the third quarter 2001 and decreased 42.7% to $4.1 million for fiscal period 2002, compared to $7.2 million for fiscal period 2001. These decreases resulted primarily from a decrease in goodwill amortization of approximately $610,000 and $1.7 million during the third quarter and fiscal period 2002, respectively, attributed to the adoption of SFAS No. 142 (See Note 6 to the condensed consolidated financial statements). As a result of the adoption of SFAS No. 142, the Company ceased amortization of goodwill on all of its acquisitions made prior to June 30, 2001. Additionally, the decrease is due to the retirement of certain fully deprecated fixed assets during the third quarter 2002 and fiscal year 2002. Depreciation and amortization as a percentage of total revenues was 3.5% and 8.4% for the third quarter 2002 and 2001, respectively, and 4.0% and 7.3% for fiscal periods 2002 and 2001, respectively.

Non-recurring charges. On January 23 and 26,2001, respectively, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision was made in an effort to reduce costs and consolidate operations at the Company’s headquarters in Alpharetta, Georgia. The Hillsboro office had served primarily as a sales office for the Company’s small business food products, while the Pleasanton office had served primarily as a sales office for hospitality and food service products. The office closure costs related to these two offices are comprised primarily of severance benefits and lease reserves. As part of the closings, the Company terminated 25 of the 34 employees at these facilities. As a result, the Company recorded a non-recurring charge of approximately $1.0 million associated with this action during the first quarter 2001. At September 30, 2002, the Company had no remaining liabilities related to the remaining exit costs.

General and Administrative Expenses. General and administrative expenses decreased 14.6% to $3.2 million for the third quarter 2002, compared to $3.7 million for the third quarter 2001 and decreased 21.9% to $9.4 million for fiscal period 2002, compared to $12.0 million for fiscal period 2001. The decreases were due primarily to increased efficiencies, reduction of certain support personnel and other cost cutting measures, including a change in compensation to its senior management team. Under this plan, each senior leadership team member was granted a certain number of stock options in return for a specified reduction in salary compensation. General and administrative expenses as a percentage of total revenues were 8.7% and 12.9% for the third quarter 2002 and 2001, respectively, as total revenues grew at a faster pace than these expenses. General and administrative expenses as a percentage of total revenues were 9.0% and 12.1% for fiscal periods 2002 and 2001, respectively, for the same reason.

Interest Income, Net. Net interest income decreased 36.0% to $185,000 for the third quarter 2002, compared to $289,000 for the third quarter 2001. For fiscal period 2002, net interest income decreased 57.9% to $546,000, compared to net interest income of $1.3 million for fiscal period 2001. The Company’s interest income is derived from the investment of its cash and cash equivalents. The decreases in net interest income resulted primarily from a decrease in cash and cash equivalents from an average cash balance of $35.8 million during the third quarter 2001 and $41.9 million during the fiscal period 2001 to an average cash balance of $32.1 million during the third quarter 2002 and $36.1 million during the fiscal period 2002. Additionally, the Company’s weighted average interest rates it receives on cash balances declined in 2002 over 2001. See “—Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures About Market Risks.”

Income Tax Provision. The Company recorded a tax provision of 40.6% in the third quarter 2002 compared to a tax benefit of 35.0% in the third quarter 2001. The Company recorded a tax provision of 43.2% for fiscal period 2002 and a tax benefit of 28.6% for fiscal period 2001. These tax rate increases were primarily due to increases in the Company’s effective tax rate due to tax planning strategies utilized in the prior year, which were not available during the fiscal period 2002, as well as an increase of approximately $257,000 in foreign taxes the Company was required to record during the fiscal period 2002.

Net Income (Loss). Net income for the third quarter ended September 30, 2002, was $1.6 million, or $0.06 per diluted share, an increase of $3.9 million or $0.14 per diluted share, compared to a net loss of $2.3 million, or $0.08 per diluted share, for the same period in 2001. Net income for the nine months ended September 30, 2002, was $4.6 million, or $0.16 per diluted share, an increase of $5.5 million, or $0.19 per diluted share, over a net loss of $908,000, or $0.03 per diluted share, for the same period last year.

Liquidity and Capital Resources

As of September 30, 2002, the Company had $38.2 million in cash and cash equivalents and working capital of $59.3 million.

Cash provided by operating activities in fiscal period 2002 was $14.8 million compared to cash provided by operating activities of $5.3 million in fiscal period 2001. In fiscal period 2002, cash provided by operating activities consisted primarily of net income of $4.6 million during the period as well as decreased inventory and increased accounts payable and accrued liabilities due to the timing of certain vendor payments, offset by increased accounts receivable. Additionally, client deposits and unearned revenues increased during fiscal period 2002 as the Company received cash from clients in advance of delivered products and/or services. Cash provided by operating activities was $4.9 million in fiscal period 2001 which consisted primarily of net loss of approximately $900,000 during the period as well as increased inventories, offset by $9.6 million in depreciation and amortization, decreased accounts receivable and accounts payable and other accrued liabilities . Additionally, client deposits and unearned revenues increased during fiscal period 2001 as the Company received cash from clients in advance of delivered products and/or services.

Cash used in investing activities during fiscal period 2002 and 2001 was $12.2 million and $18.6 million, respectively. The uses of cash in investing activities during fiscal period 2002 consisted primarily of the purchase of a software asset and capitalized professional services costs for a total of $5.8 million, as well as purchases of property and equipment of $1.9 million and capitalized software costs of $4.4 million. As more fully described in Note 5 of the condensed consolidated financial statements, the Company paid Yum! Brands $5.3 million as the second installment for the purchase of the source code and object code for certain back office software previously developed by Yum! Brands and capitalized approximately $580,000 in professional services costs. The uses of cash in investing activities during fiscal period 2001 consisted primarily of the acquisition of Breeze Software Proprietary Ltd and certain assets from HotelTools, Inc. for a total of $4.5 million, as more fully described in Note 4 of the condensed consolidated financial statements, as well as purchases of property and equipment of $4.7 million and capitalized software costs of $6.3 million.

Cash of $1.7 million was provided by financing activities during fiscal period 2002 due primarily to approximately $977,000 of cash received from the exercise of employee stock options, $818,000 of cash received from repayments of shareholder loans and approximately $380,000 of cash received from stock issued under the Company’s employee stock purchase plan, offset by principal payments under capital lease obligations of approximately $342,000. Cash of $1.5 million was used in financing activities during fiscal period 2001 due primarily to the Company’s purchase of common stock pursuant to its stock repurchase program for approximately $2.7 million, offset by cash received from the exercise of employee stock options, repayments of shareholder loans, as well as cash received from stock issued under the Company’s employee stock purchase plan.

In May 2000, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 1.0 million shares of common stock of the Company over the next twelve months. During 2000, the Company repurchased and subsequently retired approximately 90,000 shares at prices ranging from $18.25 to $19.94 per share, for total consideration of approximately $1.8 million. In May 2001, the Board of Directors of the Company renewed this stock repurchase program whereby the Company was authorized to repurchase up to 1.0 million shares of common stock of the Company through May 2002. During 2001, the Company repurchased and subsequently retired approximately 725,000 shares at prices ranging from $5.27 to $18.67 per share, for total consideration of approximately $6.0 million. During the first quarter 2002, the Company repurchased and subsequently retired approximately 25,000 shares at prices ranging from $7.71 to $8.00 per share, for total consideration of approximately $196,000. In August 2002, the Board of Directors of the Company authorized a re-commencement of the Company’s stock repurchase program, which expired in May 2002, authorizing the repurchase of up to 1.0 million shares of its common stock through August 2003. During the third quarter 2002, the Company did not repurchase any shares. As of September 30, 2002, the Company has repurchased and subsequently retired approximately 840,000 shares of its common stock, for total consideration of approximately $8.0 million under these repurchase programs.

The Company leases office space, equipment and certain vehicles under noncancelable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases various equipment and furniture under a four-year capital lease agreement. The capital lease runs until March 31, 2005. Aggregate future minimum lease payments under the capital lease and noncancellable operating leases as of September 30, 2002 are as follows (in thousands):

	Payments Due by Period

	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Contractual Obligations:
Capital Lease Obligations	$1,378	$551	$827	—	—
Operating Leases	42,369	5,878	9,031	$7,837	$19,623
Other Long-Term Obligations (1)	8,526	4,500	4,026	—	—

Total Contractual Cash Obligations	$52,273	$10,929	$13,884	$7,837	$19,623

(1)	As more fully described in Note 5 of the condensed consolidated financial statements, on June 30, 2001 the Company and Yum! Brands signed a contract evidencing a multi-year arrangement to implement Radiant’s Enterprise Productivity Software exclusively in Yum! Brands’ company-owned restaurants around the world. Yum! Brands’ franchisees will also be able to subscribe to the Enterprise Productivity Software under the same terms as the company-owned restaurants. As part of this agreement, the Company agreed to purchase from Yum! Brands its source code and object code for certain back office software previously developed by Yum! Brands for $20.0 million, $16.5 million of which is payable in specified annual installments through December 31, 2003. The remaining $3.5 million is payable on a pro rata basis based upon Yum! Brands’ acceptance and rollout of the Enterprise Productivity Software and fulfillment of its total target client store commitment beginning in 2002 and ending in 2004. Costs associated with the purchase of this asset, costs of professional services work performed, as well as cash received by the Company, will be deferred and recognized over the five-year subscription term of the contract beginning upon installation of the Enterprise Productivity Software at each site. During fiscal period 2002, the Company paid Yum! Brands $5.3 million as its second installment payment for the purchase of the Yum! Brands back office software, and deferred approximately $580,000 in personnel costs associated with professional services for which associated revenues of approximately $1.3 million were deferred.

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

Revenue Recognition

The Company recognizes revenue using the guidance from SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and the AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under these guidelines, the Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists; (2) delivery of the product has occurred; (3) the fee is fixed or determinable; (4) collectibility is probable; and (5) remaining obligations under the agreement are insignificant. For those agreements that provide for future delivery of the contract elements that are essential to the functionality or contain significant future obligations, revenue is recognized under the percentage of completion method. The Company’s services revenue consists of fees generated from consulting, custom development, installation, support, maintenance and training. Revenue related to professional services performed by the Company is generally recognized on a time and materials basis as the services are performed. The Company also records revenues from fixed fee services arrangements that are recognized under the percentage of completion method of accounting, which require management to make reasonable dependable estimates about the Company’s progress toward project completion. Revenue from support and maintenance is generally recognized as the service is performed.

In addition, the Company estimates what future warranty claims may occur based upon historical rates and defers revenues based on these estimated claims. If the historical data used to calculate these estimates does not properly reflect future claims, these estimates could be revised.

Allowance for doubtful accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific client accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Although the Company considers these balances adequate and proper, if the financial condition of its clients or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Income Taxes

The Company has deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates and the Company’s future taxable income levels.

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

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents. During the third quarter 2002 and fiscal period 2002, the weighted average interest rate on its cash balances was approximately 1.88% and 1.96%, respectively. A 10.0% decrease in this rate would have impacted interest income by approximately $15,000 and $49,000, respectively, during the third quarter 2002 and fiscal period 2002.

As more fully explained in Note 3 of the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $16.2 million and $9.6 million during fiscal period 2002 and 2001, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, should the Company’s revenues from international sources continue to increase, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effects of foreign exchange rate fluctuations on the Company results of operations and financial position during the third quarter 2002 and 2001 were not material. To date, the Company has not entered into any agreements to hedge foreign currency risk.

Item 4.	Disclosure Controls and Procedures

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls on a quarterly basis. In November 2002 (the evaluation date related to this quarterly report on Form 10-Q for the quarterly period ended September 30, 2002) management, including the Company’s principal executive and principal financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures, and, based on its evaluation, the principal executive and principal financial officer have concluded that these controls and procedures are operating effectively in timely alerting them to material information relating to the Company required to be included in the Company’s Securities and Exchange Commission filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management ’s evaluation. Management noted no significant deficiencies or material weaknesses in the design or operation of the Company’s internal controls and the Company’s auditors were so advised.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K

         (a) Exhibits.

99.1 Certification of Chief Executive Officer, and Certification of Chief Financial Officer

         (b) Reports on Form 8-K

A Report on Form 8-K was filed on July 25, 2002, regarding the release of financial results for the three and six months ended June 30, 2002.

A Report on Form 8-K was filed on July 18, 2002 and amended July 31, 2002 regarding the change in the Company’s independent auditors from Arthur Andersen LLP to Deloitte & Touche LLP.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC
Dated: November 11, 2002	By:	/s/ JOHN H. HEYMAN

John H. Heyman, Co-Chief Executive Officer and Chief Financial Officer (Duly authorized officer and principal financial officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Erez Goren, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Radiant Systems, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 11, 2002	/s/ EREZ GOREN

Erez Goren, Co-Chairman and Co-Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John Heyman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Radiant Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 11, 2002	/s/ JOHN H. HEYMAN

John H. Heyman, Co-Chief Executive and Chief Financial Officer