Form 10-K
period 2002-12-31
RADIANT SYSTEMS INC
filed 2003-03-31
CIK 845818

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2002

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (13,962,5888 shares) on June 28, 2002 was approximately $181,932,522 based on the closing price ($13.03) of the registrant’s common stock as reported on The Nasdaq National Market on that date. For the purposes of this response, officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of March 14, 2003: 28,075,937 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to the shareholders in connection with the Annual Meeting of the Shareholders to be held on June 19, 2003 are incorporated by reference in response to Part III of this Report.

PART I

Item 1.            Business.

General

Radiant Systems, Inc. (the “Company” or “Radiant”) develops, installs and delivers solutions for managing site operations of retail and hospitality businesses. Providing enterprise-wide visibility, Radiant’s point-of-sale and back office technology is designed to enable businesses to deliver exceptional client service while improving profitability. The centerpiece of the Company’s technology, the Radiant 6e™ site operations solution includes the following software products, each of which can be purchased independently or as a suite of integrated products depending on the client’s individual preferences:

•         Radiant 6e™ Point-of-Sale

•         Radiant 6e™ Customer Self Service

•         Radiant 6e™ Enterprise Productivity Suite:

•          Inventory Management

•          Workforce Management

•          Operations Management

Headquartered in Atlanta, Radiant has deployed its solutions in more than 55,000 sites worldwide. In addition to its technology, the Company offers professional services focusing on technical implementation and process improvement, as well as hardware maintenance services and 24-hour help desk support.

The Company offers best-of-breed solutions designed for ease of integration in managing site operations of retail and hospitality businesses. The Company’s site operations technology enables retail and hospitality operators to improve customer service and reduce costs. The Company believes its approach to site operations is unique in that its product solutions provide enterprise visibility and control at the site, field, and the headquarters levels. Using Radiant’s point-of-sale and back-office technology, businesses are able to enhance the customer experience and optimize product inventory and labor.

Certain segments of the retail and hospitality markets require many of the same product features and functionality. As a result, the Company believes it can continue to leverage its existing technology across various retail markets with limited incremental product development efforts. The Company develops, installs and services open point-of-sale technology for managing site operations of retail and hospitality businesses. Management believes its Radiant 6e Point-of-Sale (formerly Lighthouse) generation of software products, which utilizes Windows 2000, Windows XP, Windows XP Embedded operating systems and Microsoft Windows CE represents an innovative platform based on an open, modular software and hardware architecture, that offers increased functionality and stability compared to other systems in the marketplace, at a lower total cost of ownership.

Moreover, management believes the Internet provides an important opportunity for the Company to better serve its clients and offer increased functionality at a lower total cost. In 1999, the Company began developing its new generation of back-office software products—Radiant 6e™ Enterprise Productivity Suite, formerly WAVE™. This product’s architecture is designed to combine and expand the functionality of the Company’s previous generation back-office systems primarily for use on a broader operational scale than the Company’s previous generation back office software. The Company’s architecture and platforms for these products are entirely web-based, which the Company believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retail and hospitality businesses. Management believes that these products will strengthen its offerings by providing integrated, end-to-end solutions that span from the consumer to the supply chain.

Radiant 6e Enterprise Productivity Suite was generally released during the first quarter of 2002. The Company offers Radiant 6e Enterprise Productivity Suite both through the application service provider, or “ASP”, delivery model as well as through installations directly in client locations as “client-hosted” systems. In instances where clients select the ASP delivery model, the Company will remotely host applications from an off-site central server that users can access over dedicated lines, virtual private networks or the Internet. The Company is continuing to develop Radiant 6e Enterprise Productivity Suite and to establish strategic relationships to facilitate these product offerings.

In connection with its strategy to develop ASP-delivered products, in April 2000 the Company began offering certain new and existing products on a subscription-based pricing model. Under this subscription-based pricing model, clients pay a fixed, monthly fee for use of Radiant 6e Enterprise Productivity Suite and the hosting services needed to utilize those applications and solutions. This offering represents a change in the Company’s historical pricing model, which charged clients an initial licensing fee for use of the Company’s products and continuing maintenance and support during the license period. To date, the Company continues to derive a substantial majority of its revenue from its traditional sales model of one-time software license revenues, hardware sales and software maintenance and support fees. Based on this historical trend, the Company anticipates that clients who elect to purchase the Company’s legacy products will continue to favor the one-time software license and hardware purchases over the subscription-based pricing model for the foreseeable future.

Although the Company’s subscription-based revenues to date have been immaterial to total revenues, the Company expects that the ramp-up of client deployment of the Radiant 6e Enterprise Productivity Suite will lead to an increase in the percentage of recurring revenues coming from subscription-based offerings. As a result of offering clients a subscription-based pricing model and the decline in revenues from the Company’s prior generation of solutions, the Company may see a decline in the one-time revenues from software license fees, replaced over time by monthly subscription fees. In addition, the Company expects revenue from maintenance and support from existing clients to decline and to be replaced by subscription fees should existing clients convert to the subscription-based pricing model.

To date, the Company’s primary source of revenues has been large client rollouts of the Company’s products, which are typically characterized by the use of fewer, larger contracts. These contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general require costs that may substantially precede recognition of associated revenues. During the third quarter ended September 30, 2001, the Company began to experience declines in revenues and negative operating results. The Company attributed this decline primarily to the global economic environment at that time and the product transition the Company was undertaking in advance of the general release of the Radiant 6e Enterprise Productivity Suite. In response to these circumstances, during the latter part of the third quarter and throughout the fourth quarter of 2001, the Company, in addition to other measures, downsized its personnel by 7.3% in order to contain its operating costs. If the Company’s product transition or industry acceptance of the Radiant 6e Enterprise Productivity Suite progresses slower than currently anticipated or if the economic downturn continues or worsens the Company believes it could continue to experience a decline in revenues and negative operating results despite its positive operating results in 2002.

On June 30, 2001 the Company and Yum! Brands, Inc. (“Yum! Brands”), formerly Tricon Restaurant Services Group, Inc., signed a contract evidencing a multi-year arrangement to implement the Radiant 6e Enterprise Productivity Suite in Yum! Brands’ company-owned restaurants around the world. Yum! Brands’ franchisees will also be able to subscribe to the software under the same terms as the company-owned restaurants. As part of this agreement, the Company agreed to purchase from Yum! Brands its source code and object code for certain back office software (“TriYumf Software”) previously developed by Yum! Brands for $20.0 million, $16.5 million of which is payable in specified annual installments through December 31, 2003. The remaining $3.5 million is payable on a pro rata basis based upon Yum! Brands’ acceptance and rollout of the Radiant 6e Enterprise Productivity Suite and fulfillment of its total target client store commitment. The Company agreed to purchase the TriYumf Software for needs analysis purposes only and has no intention to complete coding on the TriYumf Software or incorporate the TriYumf Software into its Radiant 6e Enterprise Productivity Suite. Furthermore, Yum! Brands is not entitled to receive royalties from sales of the Radiant 6e Enterprise Productivity Suite, and the Company is entitled to a refund of a majority of its payments from Yum! Brands should Yum! Brands not install a requisite number of sites with the Radiant 6e Enterprise Productivity Suite, as prescribed in the agreement.

Industry Background

Successful retail and hospitality operators increasingly require information systems that capture detailed information of consumer activity at the point-of-sale and store and transport that data in an easy-to-access fashion. Early technology innovators in the retail and hospitality industries deployed robust, integrated information systems at the point-of-sale and used the information to react rapidly to changing consumer preferences, ultimately gaining market share in the process. In addition, integrated information systems helped these early innovators achieve operational efficiencies. Many large national retail and hospitality companies have followed suit by investing in proprietary information systems.

For many types of retail and hospitality operators, however, this type of information system did not make economic or business sense. In particular, merchants with a large number of relatively small sites, such as convenience stores, petroleum retail sites, and food service and entertainment venues, generally have not been able to cost-effectively develop and deploy sophisticated, enterprise-wide information systems. Economic and standardization problems for these markets are exacerbated by the fact that many sites operate as franchises, dealerships or under other decentralized ownership and control structures. Without an investment in technology, these operators continue to depend on labor and paper to process transactions. Management believes that high labor costs, lack of centralized management control of distributed sites, and inadequate informational reporting, together with emerging technology trends, have caused many of these retail and hospitality businesses to reexamine how technology solutions can benefit their operations.

At the end of 2002, there were more than 132,000 convenience stores nationwide and the cinema industry had approximately 36,000 screens within approximately 6,100 sites nationwide. As of January 2003, the food service industry had over 874,000 domestic units, of which approximately 247,000 were classified as quick service restaurants. Typically, the existing information systems in these industries consist of stand-alone devices such as cash registers or other point-of-sale systems with little or no integration with either the back office of the site or an enterprise-wide information system. Implementation of information systems providing this functionality typically involves multiple vendors and an independent systems integration firm. The resulting proprietary solutions are often difficult to support and have inherently high risks associated with implementation. Management believes that technology solutions which are highly functional and scalable, relatively inexpensive, and easy to deploy are critical for successful penetration in these markets.

In the absence of an integrated solution, operators in these markets typically rely on manual reporting to capture data on site activity and disseminate it to different levels of management at the site and at regional and national headquarters. Basic information on consumers (i.e., who they are, when they visit and what they buy) is not captured in sufficient detail, at the right time or in a manner that can be communicated easily to others in the organization. Similarly, information such as price changes does not flow from headquarters to individual sites in a timely manner. In addition, communications with vendors often remain manual, involving paperwork, delays and other process-related problems.

Recent trends in the retail and hospitality industries have accelerated the need for enterprise-wide information and have heightened demand for feature-rich operational systems. Based in part upon industry association reports and other studies, as well as the Company’s experience in marketing its products, the Company believes consumer preferences have shifted away from brand loyalty toward value and convenience, creating a greater need for timely data concerning consumer buying patterns and preferences. Management also believes that convenient consumer-activated ordering and payment systems, such as automated kiosks, ATMs, voice response units and “pay at the pump” systems have become important to retailers, food service providers, and cinema operators that wish to retain and build a client base. Additionally, through the use of integrated systems, retail and hospitality businesses can improve operational and logistical efficiencies through better management of inventory, purchasing, merchandising, pricing, promotions and shrinkage control. Management believes mission-critical processes can be centrally controlled and best practices can be effectively implemented through common, integrated technologies throughout operational sites. Advances in Web-based technology also allow improved visibility of real-time operational information that allows businesses to further enhance efficiencies. Furthermore, management believes that the constant flow of information among the point-of-sale, the back office, headquarters and the supply chain has become a key competitive advantage in the retail and hospitality industries, resulting in operators demanding more sophisticated, and easily integrated solutions from their systems vendors. In a parallel development, technological advances have improved the capability of information systems that are available. With the price of computing power declining, technology investments have become economically feasible for many retail and hospitality businesses. Further, computing power has become increasingly flexible and distributable, facilitating data capture and processing by applications located at the point-of-sale. Also, front-end graphical user interfaces are making systems easier to use, which reduces training time and transaction costs and facilitates more types of consumer-activated applications.

To meet increasing system demands from retail and hospitality operators, providers of hardware and software point-of-sale solutions are attempting to integrate existing products. This process often requires independent systems integrators to provide enterprise-wide data communications. These systems often are based on proprietary, closed protocols and technology platforms from several different vendors. As a result, the effort required to implement and maintain these systems can be difficult, time consuming and expensive.

Most recently, the advent of centrally hosted, Internet-enabled management software has opened new possibilities for businesses that want to deploy standardized software applications over geographically dispersed areas. By allowing management personnel from a site to access software over the Internet using a standard Web browser, retail and hospitality chains are able to have consistent business applications and centrally consolidated data while avoiding the need to download large software programs to individual site-based PC workstations.

The Radiant Solution

The Radiant product solutions are tailored to the unique requirements of the segments of the retail and hospitality industries that the Company serves, such as petroleum and convenience stores, quick service restaurants, and cinemas. Depending on the client’s particular needs, the Company can provide an entire suite of integrated products or the client can purchase these products individually. The Company believes that its site solutions are easy to implement. Assuming the site is using an existing image and configuration, it typically requires less than a week to install the system and a few hours to train individual users. The following summarizes the solutions provided by the Company:

Software	Hardware	Services

Radiant 6e	POS Terminals	Consulting
Point-of-Sale	Kiosk Terminals	Training
Customer Self Service	Specialty Devices	Maintenance
Enterprise Productivity Suite:	Peripherals	Technical Support
Inventory Management	Servers	Integration
Workforce Management		Installation
Operations Management		Hosting

Legacy Systems
Inventory Control
Vendor Management
Purchasing/Receiving
Employee Management
Recipe Management
Menu Management
Executive Information
Electronic Price Book
Vendor EDI
Centralized Menu Management
Decision Support Systems

Retail and hospitality businesses derive the following benefits from Radiant’s solutions:

Improved customer service – The Company’s technology enables operators to improve customer service by quickly processing customer transactions, increasing transaction accuracy, maximizing point-of-sale system uptime, reducing lines, avoiding stock outs, and scheduling labor according to forecasted sales volume.

Increased profitability – The Company’s site operations technology enables retail and hospitality operators to increase profitability by reducing labor costs, preventing unnecessary overtime, reducing inventory shrink, enforcing best practices across sites, capturing walk-away business by reducing checkout lines, and maximizing sales of high-margin items through intelligent, automated up-selling.

Increased productivity – The Company’s site operations solution enables retail and hospitality businesses to increase productivity by reducing employee training time, automating the order-taking process, reducing administration time, and freeing up managers to spend more time in the field or store coaching employees and driving customer service.

Reduced total cost of technology ownership – The Company’s site operations solution enables operators to reduce the total cost of technology ownership by lowering initial deployment and ongoing maintenance costs. The technology’s Web-based architecture reduces site-level hardware and software costs, allows centralized management, support, and upgrades, and accelerates deployment of changes.

Improved visibility and control – The Radiant 6e Enterprise Productivity Suite improves visibility and control of site operations at the site, field, and headquarters levels. The Web-based architecture delivers near real-time role-based information to managers throughout the organization to enable proactive decision-making.

Company Strategy

The Company’s objective is to be the leading worldwide provider of systems for managing site operations of retail and hospitality businesses. The Company is pursuing the following strategies to achieve this objective:

Introduce new products to current markets. The Company has introduced a variety of new products and services. During 1998, the Company began developing the Radiant 6e Point-of-Sale solution (formerly Lighthouse), its next generation point-of-sale software technology. Throughout 2000, the Company enhanced the Radiant 6e Point-of-Sale product and successfully introduced this technology into the convenience store, food service and entertainment markets. Management believes its Radiant 6e Point-of-Sale generation of software products, which utilizes Microsoft Windows CE, Windows 2000, Windows XP, and Windows XP Embedded operating systems, represents an innovative platform based on an open, modular software and hardware architecture, that offers increased functionality and stability compared to other systems in the marketplace, at a lower total cost of ownership. The Company continues to incrementally introduce new devices and software modules to complete its existing suite of products for the retail and hospitality markets.

In 1999, the Company began developing its new generation of back-office site operations products—Radiant 6e Enterprise Productivity Suite. Radiant 6e Enterprise Productivity Suite was designed to combine and expand the functionality of its previous generation back-office site operations applications. Further, the architecture and platforms for these products are entirely Web-based, which the Company believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retail and hospitality operators. Radiant 6e Enterprise Productivity Suite was generally released during the first quarter of 2002.

Management believes that these new Enterprise product offerings along with the Radiant 6e Point-of-Sale will open up significant opportunities for future new business.

Expand markets for the Company’s solutions. The Company believes that its core technology and solutions are applicable to numerous segments of the retail and hospitality markets. The Company has made seven acquisitions in the petroleum and convenience store, food service, lodging, and entertainment markets, which, combined with its existing systems and technology, has enabled it to enter and/or broaden its presence in these markets. Although the Company’s traditional markets have been the convenience store, food service, and entertainment markets, management believes it can continue to leverage its existing technology across other retail and hospitality markets with limited incremental product development efforts. As evidence of this market expansion, the Company now has clients in the grocery, telecom, general and specialty retail, and lodging markets. Furthermore, the Company believes Radiant 6e Enterprise Productivity Suite will provide the Company access to a wider array of clients.

Better Serve the Smaller Operator. A large portion of the food service and convenience store market is comprised of small businesses. Historically, a disproportionately small percentage of the Company’s business has been derived from this small business segment of the market. Management believes that with its Web-based management software offering and through utilizing distribution partners, the Company can grow this segment in the future at a faster rate than in the past. At the end of 2002, the Company had agreements with eleven distribution partners throughout the United States.

Make strategic acquisitions. The Company has accelerated its entry into new vertical markets through acquisitions and joint venture arrangements. During 2002, the Company purchased software source code from ICON Software Limited (“ICON”), a provider of software solutions for the entertainment and cinema industry. During 2001 the Company purchased certain assets from HotelTools, Inc. (“HotelTools”), an emerging provider of enterprise software solutions for the hospitality industry including solutions to centralize all aspects of multi-property hotel operations, including hotel management, rate management, reservations and procurement. Additionally in 2001, the Company purchased Breeze Software Proprietary Limited (“Breeze”), a leading provider of software applications for retailers in the Australian and Asia-Pacific marketplaces. To the extent the Company believes acquisitions or joint ventures can better position it to serve its current markets or penetrate others, it will pursue such opportunities.

Increase sales and marketing efforts outside the United States. During 2002, the Company’s international revenues grew to $21.6 million, or 14.8% of total revenues, from $13.4 million, or 10.1% of total revenues in 2001. Management believes that the growing number of large, multi-national companies who are among the Company’s major domestic clients together with its successful record of implementing solutions with retailers in Western Europe, Eastern Europe and Asia will allow it to make additional progress internationally in the future. Additionally, with the Company’s acquisition of Breeze in 2001, the Company has increased its international presence and its development, consulting and sales capabilities. Currently, the Company has over 100 employees in Europe, Asia, and Australia.

The Company has previously executed international projects in Canada, Spain, the Czech Republic, Hong Kong, Japan, Malaysia, Poland, Sweden, Switzerland, Thailand, and the U.K. The Company currently has offices in Melbourne, Prague, and Singapore.

Expand existing position in selected markets. The Company believes that it is in a strong position to expand its current market share in the convenience store, food service, entertainment, general and specialty retail, grocery, and lodging markets due to its highly functional technology solutions and its practical experience in deploying and implementing site operations solutions. The Company has experience integrating all aspects of its technology solutions into existing retail and hospitality technology infrastructures.

Attract and retain outstanding personnel. The Company believes its strongest asset is its people. To attract and retain top talent, the Company intends to maintain its entrepreneurial culture and to continue offering competitive benefit programs. The Company has granted stock options to a majority of its employees and will strive to continue to align employee interests with those of the Company’s shareholders.

Retail and Hospitality Markets

To date, the Company’s product applications have been focused toward the petroleum and convenience store, food service, entertainment and lodging markets, as these markets require many of the same product features and functionality for managing site operations. The Company believes it can continue to leverage its existing technology across these and other retail and hospitality markets with limited incremental product development efforts.

Petroleum and Convenience Store Market

In the United States, there currently are approximately 132,000 convenience stores, which derive a significant portion of revenues from selling products other than gasoline. Additionally, the Company believes that the international petroleum and convenience store market represents a substantial opportunity for its technology solutions. Management believes that this industry is currently under-invested in technology.

The Company believes that its technology solutions in the petroleum and convenience store market will continue to have strong demand for the foreseeable future as store owners continue to experience gross margin pressure, rising operating costs, and extensive competition as high-volume retailers are now selling fuel. In response, convenience store operators are changing business models and pursuing new revenue channels. Made-to-order food and expanded services such as car washes, lottery, and money orders present new operating challenges. These challenges encourage additional investments in store automation in order to more efficiently manage store operations. Management also believes that based on the success of technology in recent years, and the positive return on investment associated with the Company’s solutions, demand for new technology will remain strong from both new and existing clients.

Food Service Market

The domestic food service market includes approximately 874,000 sites as of the beginning of 2003. The Company believes that food service operators today face an environment in which consumers eat out more often, have more dining choices than ever, and demand good food and fast service. To meet these challenges, food service operators require new technology that enables them to manage site operations more efficiently, improve customer service levels, and reduce the total cost of technology ownership. Systems must permit employees to increase the speed and accuracy with which they take an order, prepare the food and fill the order, often accommodating numerous concurrent orders at multiple table-top, counter-top or drive-through locations. Operators need solutions to better manage menu and pricing functions, manage recipes and inventory, and schedule and track labor. Additionally, food service operators need the ability to centrally manage changes across sites and brands. Above-store managers need access to real-time operational information in order to proactively make good business decisions across all sites. The market for automated information and transaction systems for restaurants is typically more advanced than in the convenience store and entertainment markets, but is highly fragmented and includes a large number of proprietary, closed systems.

Entertainment Market

The domestic cinema industry is concentrated, with the top six chains operating approximately 48% of the cinema screens in the United States. In addition to increasing the number of screens per site, “megaplexes” have evolved, which combine restaurants, movies and other forms of entertainment in one facility. There are approximately 36,000 cinema screens in the United States. These screens are operated at more than 6,100 sites. While cinema sites typically are operated in a decentralized manner, the Company believes cinema operators are focusing on implementing cost controls from headquarters. Operators can improve customer service and improve profitability by implementing integrated site operations systems that enable them to speed customer transactions, reduce lines, manage inventory, and schedule labor to meet traffic volumes. Due to economic conditions during 2000 and 2001, the cinema market suffered significant financial losses including bankruptcies and site closings. During 2002, box office revenues set an all-time high. More importantly, admissions rose approximately 10% to a level not seen since 1957. As the industry continues to stabilize, the Company expects that cinema operators will begin investing in technology to more efficiently manage site operations.

Lodging Market

There are more than 41,000 hotel properties with approximately 4.2 million hotel rooms in the United States in hotels/motels containing twenty or more rooms. Furthermore, multi-branded hotel companies increasingly characterize the lodging industry. Due to the economic conditions during the latter part of 2001, driven primarily by decreased travel after the September 11, 2001 terrorist attacks in the United States, the lodging industry has suffered financial losses resulting in cost-cutting measures, including delays in capital expenditures. As a result, to date, the Company’s revenues from this market have been immaterial to total revenues.

The Company believes that lodging operators can significantly reduce labor costs—one of their largest controllable expenses—by implementing the Company’s Web-based workforce management solution for scheduling and tracking labor. In addition, the Company believes that its Web-based property management system will help property owners and franchisees maximize profitability and compete more effectively by managing their rooms inventory, rates and reservations. Central administration through a single, enterprise-wide database enables hotel employees to spend less time on administrative tasks and focus on guest service. The Web-based management console provides a powerful tool for management personnel to access all critical business metrics, via a simple Web browser, for an individual property or a chain-wide enterprise.

Radiant Products

While the Company believes that its core technology may be adapted to provide solutions to numerous segments of the retail and hospitality markets, it has concentrated its efforts to date in the petroleum and convenience store, food service, and entertainment markets. The Company’s principal products, sales and marketing efforts, clients and competitors are discussed below for these markets. The Company markets a variety of products and services as part of its strategy to serve as a full-service solution provider. From customer self service ordering solutions to feature-rich, highly functional point-of-sale and back office systems, the Company’s enterprise-wide solutions interact with the consumer, site employees, field managers, and headquarters-based management. To ensure that operators maximize the value of these systems, the Company also offers a wide array of consulting, training and support services provided by experienced professionals. The Company further provides “ruggedized” hardware systems designed to cope with harsh retail and hospitality environments.

In early 2002, the Company announced Radiant 6e™, an enterprise platform for managing distributed site operations of retail and hospitality businesses. The Radiant 6e solution is designed to provide enterprise visibility and control of site operations. Radiant 6e includes the following applications for managing distributed site operations:

•          Radiant 6e Point-of-Sale

•          Radiant 6e Customer Self Service

•          Radiant 6e Enterprise Productivity Suite

•          Inventory Management

•          Workforce Management

•          Operations Management

Radiant 6e Point-of-Sale

The Company develops, installs and services open point-of-sale technology for managing site operations of retail and hospitality businesses. The Company’s point-of-sale software runs on IBM, NCR, PAR, WincorNixdorf, and Radiant hardware. At the same time, the Company’s point-of-sale hardware supports Radiant 6e Point-of-Sale software and third party point-of-sale software products that adhere to open standards. With ten years experience in providing touch-screen systems for the retail and hospitality industries, the Company’s point-of-sale hardware platforms minimize user training, increase speed and quality of service, and provide mission-critical reliability. The Company’s point-of-sale terminals offer an open architecture, retail-hardened design and comprehensive support and return-to-service programs and run on Windows CE, Windows XP, Windows XP Embedded, and Windows 2000. The point-of-sale systems can be integrated with the Company’s back-office system or third party back-office applications.

Radiant 6e Customer Self Service (CSS)

Within many segments of the retail and hospitality industry, customer self service has emerged as a preferred ordering and transaction method. In response, the Company has developed an easy to use, consumer-activated system that allows a consumer to purchase tickets, place a food order, pay with a credit card, make inquiries, and view promotions through the use of a touch screen application. The software development environment and authoring tools allow various media such as video clips, logos, pictures, and recordings to be quickly integrated into a consumer-friendly application.

Management believes customer self service kiosks allow food service and cinema operators to increase labor productivity, increase revenues through suggestive up-selling, capture walk-away business by reducing lines, increase order accuracy, capture consumer information at the point-of-sale, and respond quickly to changing consumer preferences. Radiant 6e CSS helps food service and cinema operators create a uniform and repeatable approach to customer service while maximizing profit margins.

Radiant 6e Enterprise Productivity Suite

In 1999, the Company began developing its next generation of back-office site operations products—Radiant 6e Enterprise Productivity Suite. These products are designed to expand the functionality of its legacy back-office systems. Further, the Company’s architecture and platforms for these products are entirely Web-based, which the Company believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retailers. Radiant 6e Enterprise Productivity Suite was generally released in the first quarter of 2002.

The Radiant 6e Enterprise Productivity Suite uniquely offers the following key architectural elements:

•         Native Web architecture – built on the principle of a single, centralized database shared by all users across the business, that is accessed via a Web browser and network connection;

•         Tiered architecture – provides businesses with a high degree of flexibility in how they use and improve technology systems;

•         Integration architecture – designed from the ground up to simplify communication and integration with headquarters-based applications such as finance, human resource, and others;

•         Customization framework – designed to support frequently changing business requirements with rich configuration capabilities, custom report building, and an application customization environment;

•         Corporate Data Management – technology that provides businesses with tremendous system flexibility in how they centrally collect, consolidate, and distribute information across distributed sites;

•         Business Activity Monitoring – technology that enables retail and hospitality operators to evaluate performance in near real time and deliver the resulting information to the right people within the enterprise;

•         Site-use design - designed for site-level users, accommodating limitations in computing skills, time, and network infrastructure at the site.

The following is a summary of the features of Radiant 6e Enterprise Productivity Suite:

•         Workforce Management – provides automated forecasting, labor scheduling, and time and attendance across all sites. Radiant 6e Workforce Management enables retail and hospitality businesses to reduce labor costs, improve customer service, and reduce administration time.

•         Inventory Management – perpetually tracks all inventory transactions in the store and improves efficiency and control of inventory ordering, receiving, counting, and transfers between stores. It provides visibility into inventory in the supply chain and other stores. Radiant 6e Inventory Management enables retail and hospitality operators to control inventory shrink and meet customer demand more effectively.

•         Operations Management – provides site-level and above-store reports, graphical snapshots of performance, and alerts to focus attention on critical areas of the business and provide guidance to problem resolution. Radiant 6e Operations Management enables operators to monitor performance at the site and consolidated levels and make proactive decisions.

Property Management System

As part of its acquisition of certain assets from HotelTools, the Company acquired the HotelTools property management software. The Web-based property management software focuses on improving operational performance and guest services. The Property Management system manages guest reservations, guest accounting, accounts receivable, revenue management, travel agent accounting, group management, and provides for a single guest record and single image room inventory across an enterprise. The Web-based management console provides a powerful tool for management personnel to access all critical business metrics via a simple Web browser for an individual property or a chain-wide enterprise.

Site Management Systems - Legacy

Site management systems, or back office software, provide various types of retail and hospitality operators with the capabilities to manage employees and inventory, schedule labor, automate daily reports, analyze costs, and forecast results. Additionally, these systems provide the means for retailers to easily gather point-of-sale and management information including real-time sales monitoring. The Company’s back office management systems were developed with a user friendly, graphical interface and are based on open architecture.

Headquarters-Based Management Systems - Legacy

Headquarters-based management systems permit retail and hospitality businesses to manage individual sites from headquarters. The following is a summary of the features and functionality of the Company’s headquarters application:

•         Price book - allows retailers to set prices for products in a timely manner on a site-by-site, zone-by-zone or system-wide basis. Price book also allows retailers to target prices based on a variety of different factors, including markups based on cost, gross margins, and target margins.

•         Site configuration and management - allows retailers to define and control the parameters of site operations, such as prohibiting clerks from authorizing fuel dispensing without prepayment.

•         Fuel management - allows retailers to manage fuel inventory movement and pricing. Such features allow management to define and regulate site pricing and strategies, including responding to price changes at competitors’ sites.

•         Decision Support System (“DSS”) - supports headquarters analysis of site operations, such as sales versus cost analysis, sales versus budget analysis, labor productivity analysis and category management analysis. DSS also facilitates “what if” analyses, allowing retailers to incorporate and ascertain the sensitivities of operational variables such as price, cost, and volume.

•         Electronic Data Interchange - supports the routing and analysis of purchase orders and vendor invoices.

The Company believes that its headquarters-based product is one of the most functional and comprehensive headquarters management applications widely marketed to various retail and hospitality chains. The product is flexible and expandable based on application architecture and database structure. The application is written in PowerBuilder, and the database, Microsoft SQL Server, is highly scalable. The user interface is intuitive and easy to use.

To provide food service and cinema operators with additional information and functionality at headquarters, the Company, through its Radiant 6e Point-of-Sale suite of products, plans to combine certain features and functions of its convenience store headquarters-based product with the food service and entertainment product lines. See “— Product Development.”

Workforce Management Software - Legacy

As part of its acquisition of TimeCorp, Inc. in 2000, the Company acquired the Workforce Management Software. This software provides retail and hospitality operators the ability to ensure compliance with corporate hiring policies, create and manage labor schedules, interface with time clocks for ease in monitoring hours worked. It also provides job costing and exception reporting, as well as management reporting functionality. The Company’s workforce management systems, which were developed with a user friendly, graphical interface and are based on open architecture, have been installed in various supermarket, retail, food service, and hospitality chains.

Sales and Marketing

Through a focused and dedicated sales effort designed to address the requirements of specific segments of the retail and hospitality industries, the Company believes its sales force is positioned to understand its clients’ businesses, trends in the marketplace, competitive products, and opportunities for new product development. This allows the Company to take a consultative approach to working with clients.

The Company’s sales personnel focus on selling its technology solutions to major clients, both domestically and internationally. All sales personnel are compensated with a base salary and commission based on revenue quotas, gross margins, and other profitability measures.

To date, the Company’s primary marketing objectives have been to increase awareness of the Company’s technology solutions and generate sales leads. To this end, the Company attends industry trade shows, executes direct marketing programs, and selectively advertises in industry publications. The Company intends to increase its sales and marketing activities both domestically and internationally. Additionally, the Company intends to continue expanding an independent distribution network to sell and service its products to certain segments of the domestic and international markets.

Clients

As of December 31, 2002, the Company has installed its technology solutions at more than 55,000 client sites. During the year ended December 31, 2002 no client individually accounted for more than 10.0% of the Company’s total revenues, while in both 2001 and 2000, one client, Speedway SuperAmerica, LLC accounted for 10.2% of the Company’s total revenues.

The following is a partial list of major clients who have licensed or purchased the Company’s products and services:

Petroleum and Convenience Store and Grocery	Entertainment	Food Service and Lodging	General Retail

Ahold	AMC Entertainment	AFC Enterprises, Inc.	ALLTEL Corporation
Albertsons	Loews Cineplex Entertainment	Chick-fil-A, Inc.	Galyan’s Trading Company, Inc.
BP Amoco, p.l.c.	National Amusements, Inc.	Hooters of America	J.C. Penney Co.
ConocoPhillips	Regal Entertainment Group	Krispy Kreme Doughnut Corp.	Lenscrafters
Holiday Stationstores		Marriott International, Inc.
Kroger Corporation		New World Restaurant Group, Inc.
Maverick Country Stores		Suburban Extended Stay Hotels
Meijer Stores		The Krystal Company
Repsol YPF, S.A.		Westwind, Inc.
Sheetz, Inc.		Yum! Brands
Speedway SuperAmerica, LLC
TotalFinaElf France S.A.
Valero Energy Corporation
Wawa, Inc.

Competition

In marketing its technology solutions, the Company faces intense competition, including internal efforts by some potential clients. The Company believes the principal competitive factors are product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with other systems. The Internet has presented new competition to the Company. These companies often offer new business models, which may force the Company to change its terms of business to continue to maintain its market position.

Within the markets it serves, the Company believes it is uniquely positioned with its exclusive focus on providing systems for managing site operations of retail and hospitality businesses. Within these product lines, the Company faces intense levels of competition from a variety of competitors. International Business Machines, Corp.., NCR Corporation, VeriFone, Inc. (held by Gores Technology Group, an international acquisition and management company), Dresser Wayne, Retalix, Ltd., Retek Inc., Pacer/CATS, a subsidiary of USA Networks, Inc., AOL MovieFone, Inc., Micros Systems, Inc., Par Technology Corporation, Aloha Technologies, Danaher Corporation, Panasonic, The Pinnacle Corporation, InfoGenesis, and others provide point-of-sale systems with varying degrees of functionality. Back office and headquarters software providers include Retek, Inc., Professional Datasolutions Inc., SAP AG, MenuLink Computer Solutions, Inc., PerformanceRetail Inc., PeopleSoft, Inc., Kronos Incorporated, Retalix Ltd., Timera, Inc., TempoSoft, Inc., and JDA Software Group, Inc. In addition, the Company faces additional competition from systems integrators who offer an integrated technology solution approach by integrating other third party products.

The Company believes there are barriers to entry in the market for convenience store automation solutions. The Company has invested a significant amount of time and effort to create the functionality of its consumer-activated point-of-sale and back office headquarters-based management systems. The Company believes that the time required for a competitor to duplicate the functionality of these products is substantial and would require detailed knowledge of a retailer’s operations at local sites and headquarters. Also, developing a credit card network interface often can take an additional six to nine months, as the certification process can be time consuming. Moreover, the major petroleum companies are extremely selective about which automation system providers are permitted to interface to their credit networks. As of March 15, 2003, the Company is certified with 20 networks and continues to explore opportunities for certifications with networks servicing all of its core industries.

Professional Services

The integration, design, implementation, application and installation of technology solutions are critical to the Company’s ability to effectively market its solutions. The following is a summary of some of the professional services the Company provides:

Consulting. Business consultants, systems analysts and technical personnel assist retailers in all phases of systems development, including systems planning and design, client-specific configuration of application modules and on-site implementation or conversion from existing systems. Directors in the Company’s consulting organization typically have significant consulting or retail technology experience. The Company’s consulting personnel undergo extensive training in retail operations and the Company’s products. Consulting services typically are billed on a per diem basis.

Customization. The Company provides custom application development work for clients billed on a project or per diem basis. All customization remains the property of the Company.

Training. The Company has a formal training program available to its clients, which is provided on a per diem rate at the Company’s offices or at the client’s site.

Integration. The Company integrates and builds interfaces for both site level and enterprise level systems for its clients. As part of the site implementation, the goal is to maximize the quality of the overall site solution and to provide the clients with a system that is easy to support over the long term. As part of the enterprise implementation, interfaces and integration points are developed to ensure clients achieve their ultimate business objectives.

The market for the Company’s professional services is intensely competitive. The Company believes the principal competitive factors are the professional qualifications, expertise and experience of individual consultants. In the market for professional services, the Company competes with Accenture, Ltd., The Cap Gemini Ernst & Young Group, Electronic Data Systems, Inc., International Business Machines and other systems integrators.

Maintenance and Client Support

The Company offers client support on a 24-hour basis, a service that historically has been purchased by a majority of its clients and also entitles the client to product upgrades. In some cases, hardware support is provided by third parties. The Company can remotely access its clients’ systems in order to perform quick diagnostics and provide on-line assistance. The annual support option is typically priced at a percentage of the software and hardware cost. Additionally, the Company offers its clients hardware and software maintenance and unspecified software enhancements. Revenue from support and maintenance is recognized ratably over the term of the agreement

Product Development

The Company’s product development strategy is focused on creating common technology elements that can be leveraged in applications across various vertical retail markets. The Company’s software architecture is based on open platforms and is modular thereby allowing it to be phased into a retailer’s operations. The Company has developed numerous applications running on Microsoft Windows-based platforms, including Windows 2000, Windows XP, Windows XP Embedded, and Windows CE. The software architecture incorporates Microsoft’s Component Object Model, providing an efficient environment for application development.

During 1998 the Company’s management determined that significant internal cost efficiencies and increased market appeal could be obtained through the consolidation of its legacy point-of-sale products into a single family of products, Radiant 6e Point-of-Sale. This consolidation effort integrated the best business and technical knowledge from multiple markets. Throughout 1999, the Company enhanced its Radiant 6e Point-of-Sale product, and successfully introduced this replacement technology into the convenience store, food service, and entertainment markets. By the end of 2000 Radiant 6e Point-of-Sale had been released in all of the markets the Company serves.

In 1999, the Company began developing its new generation of back-office site operations products—Radiant 6e Enterprise Productivity Suite. This product architecture is designed to combine and expand the functionality of its previous generation back-office site operations management systems. The Company’s architecture and platforms for these products are entirely Web-based, which the Company believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retailers. Management believes that these products will strengthen its product offerings by providing integrated, end-to-end solutions that span from the consumer to the supply chain. The Radiant 6e Enterprise Productivity Suite was generally released during the first quarter of 2002.

In early 2002, the Company announced Radiant 6e, an enterprise platform. This platform encompasses all of the Web-based Enterprise Productivity Suite applications as well as the Radiant 6e Point-of-Sale platform. Management believes the Radiant 6e suite of products uniquely positions the Company to serve the needs of retail and hospitality operators while further differentiating the Company’s systems from those of its competitors and allowing the Company to significantly reduce future development and support costs. The products comprising the Radiant 6e Enterprise Productivity Suite can be integrated with one another or purchased independently depending on the client’s particular needs.

Proprietary Rights

The Company’s success and ability to compete is dependent in part upon its proprietary technology, including its software source code. To protect its proprietary technology, the Company relies on a combination of trade secret, nondisclosure, copyright and patent law, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although the Company relies on the limited protection afforded by such intellectual property laws, it also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable maintenance are essential to establishing and maintaining a technology leadership position. The Company presently has seven patents and five patents pending. The source code for the Company’s various proprietary software products is protected both as a trade secret and as a copyrighted work. The Company generally enters into confidentiality or license agreements with its employees, consultants and clients and generally controls access to and distribution of its software, documentation and other proprietary information. Although the Company restricts its clients’ use of the Company’s software and does not permit the resale, sublicense or other transfer of such software, there can be no assurance that unauthorized use of the Company’s technology will not occur.

Despite the measures taken by the Company to protect its proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of the Company’s products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company’s products is difficult. In addition, litigation may be necessary in the future to enforce the Company’s intellectual property rights, such as to protect the Company’s trade secrets, to determine the validity and scope of the Company’s and or others proprietary rights, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s business, operating results and financial condition.

Certain technology used in conjunction with the Company’s products is licensed from third parties, generally on a non-exclusive basis. These licenses usually require the Company to pay royalties and fulfill confidentiality obligations. The Company believes that there are alternative sources for each of the material components of technology licensed by the Company from third parties. However, the termination of any of these licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in a delay in the Company’s ability to ship certain of its products while it seeks to implement technology offered by alternative sources. Any required alternative licenses could prove costly. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on the Company’s business, operating results and financial condition. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company’s products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all.

There can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company’s proprietary rights or to establish the validity of the Company’s proprietary rights. Defending against any such claim could be time-consuming, result in costly litigation, cause product shipment delays or force the Company to enter into royalty or license agreements rather than dispute the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company’s business, operating results and financial condition. To the extent the Company desires or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, can be time consuming and expensive to defend, prosecute or resolve.

Employees

As of December 31, 2002 the Company employed 917 persons. None of the Company’s employees is represented by a collective bargaining agreement nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

The Company’s future operating results depend in significant part upon the continued service of its key technical, consulting and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial or technical personnel or attract such personnel in the future. The Company has at times experienced and continues to experience difficulty recruiting qualified personnel, and there can be no assurance that the Company will not experience such difficulties in the future. The Company, either directly or through personnel search firms, actively recruits qualified product development, consulting and sales and marketing personnel. If the Company is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on the Company’s business, operating results and financial condition.

Available Information

The Company maintains a website at www.radiantsystems.com. The Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K on its website as soon as practicable after such reports are filed with the SEC. These filings can be accessed through the “Investor Relations” page on the Company’s website. The Company’s common stock is traded on the Nasdaq National Market under the symbol “RADS.”

Forward-Looking Statements

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Annual Report and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy; (iv) the Company’s new or future product offerings, and (v) the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans,” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company’s ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are the Company’s reliance on a small number of clients for a larger portion of its revenues, fluctuations in its quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in the Company’s filings with the Securities and Exchange Commission, as well as the “Risk Factors” section below and other places in this Report.

Risk Factors

In addition to the other information contained in this Report, the following risks should be considered carefully in evaluating the Company and its business.

The Company has a history of operating losses and an investment in the Company’s common stock is extremely speculative and involves a high degree of risk.

The Company reported a net loss of $428,000 in 2001. Although the Company reported net income of $6.5 million in 2002 and net income of $7.6 million and $6.8 million in 1999 and 2000, respectively, the Company incurred net losses in 1998 and 1997, respectively. As a result, there can be no assurance that the Company will be able to continue to achieve and maintain profitability for 2003 and beyond. The Company anticipates that completing its products under development, and marketing existing products and new releases will require substantial expenditures. Accordingly, an investment in the Company’s common stock is extremely speculative in nature and involves a high degree of risk.

The Company is dependent on the continued growth of the Internet and Internet-based software.

The Company is embracing the Internet as part of its product development and sales and marketing strategy. To that extent, it is making significant investment in new products and business models. There can be no guarantee that these efforts will be successful, or, if successful, to what extent. Further, these investments could result in a material adverse effect to the Company’s financial results.

The Internet has created new competitors and creative business models with which the Company must contend. These competitive forces could result in the Company losing market share, reducing margins or increasing investments. As a result, the Company’s business, operating results and financial condition could be materially and adversely affected.

The Company’s revenues are significantly concentrated in the convenience store market and demand for its products and services could be disproportionately affected by instability or a downturn in the convenience store market.

Approximately 57.1%, 53.4% and 53.8% of the Company’s total revenues in 2002, 2001 and 2000, respectively, was attributed to the convenience store market, which is dependent on the domestic and international economy. The convenience store market is affected by a variety of factors, including global and regional instability, governmental policy and regulation, natural disasters, consumer buying habits, consolidation in the petroleum industry, war and general economic conditions. Adverse developments in the convenience store market could materially and adversely affect the Company’s business, operating results and financial condition. In addition, the Company believes the purchase of its products is relatively discretionary and generally involves a significant commitment of capital, because purchases of the Company’s products are often accompanied by large scale hardware purchases. As a result, although the Company believes its products can assist convenience stores in a competitive environment, demand for the Company’s products and services could be disproportionately affected by instability or downturns in the convenience store market which may cause clients to exit the industry or delay, cancel or reduce planned for information management systems and software products.

The Company may be required to defer recognition of revenues on its software products which may have a material adverse effect on its financial results.

The Company may be required to defer recognition of revenues for a significant period of time after entering into a license agreement for a variety of reasons, including:

•          transactions that include both currently deliverable software products and software products that are under development or other undeliverable elements;

•          transactions where the client demands services that include significant modifications, customizations or complex interfaces that could delay product delivery or acceptance;

•          transactions that involve acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as performance issues; and

•          transactions that involve payment terms or fees that depend upon contingencies.

Because of the factors listed above and other specific requirements under generally accepted accounting principles (“GAAP”) for software revenue recognition, the Company must have very precise terms in its license agreements in order to recognize revenue when it initially delivers software or performs services. Although the Company has a standard form of license agreement that meets the criteria under GAAP for current revenue recognition on delivered elements, it negotiates and revises these terms and conditions in some transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes result in deferred revenue recognition well after the time of delivery or project completion.

Various changes in accounting interpretations relating to revenue recognition could cause the Company to alter its current revenue recognition practices, which could have a material adverse effect on its financial results.

Over the past several years, the American Institute of Certified Public Accountants issued Statement of Position, or SOP 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. The Company believes that it is currently in compliance with both SOP 97-2 and SOP 98-9. In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to for transactions not addressed by existing rules. The accounting profession continues to discuss certain provisions of SOP 97-2 and SAB 101 with the objective of providing additional guidance on potential interpretations. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in the Company’s current revenue accounting practices, which could cause the Company to alter its current revenue recognition practices. Accordingly, the Company could decide to change its business practices significantly. These changes may extend sales cycles, increase administrative costs and otherwise adversely affect the Company’s business.

The Company’s failure to effectively manage its growth could have a material adverse effect on the Company’s business, operating results and financial condition.

The growth in the size and complexity of the Company’s business and the expansion of its product lines and its client base may place a significant strain on the Company’s management and operations. An increase in the demand for the Company’s products could strain the Company’s resources or result in delivery problems, delayed software releases, slow response time, or insufficient resources for assisting clients with implementation of the Company’s products and services, which could have a material adverse effect on the Company’s business, operating results and financial condition. The Company anticipates that continued growth, if any, will require it to recruit, hire and assimilate a substantial number of new employees, including consulting, product development, sales and marketing personnel.

The Company’s ability to compete effectively and to manage future growth, if any, also will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force, particularly its direct sales force and consulting services organization. There can be no assurance that the Company will be able to manage any future growth, and any failure to do so could have a material adverse effect on the Company’s business, operating results and financial condition.

The Company may be unable to find suitable acquisition candidates and may not be able to successfully integrate businesses that may be acquired into the Company’s operations.

As part of its operating history and growth strategy, the Company has acquired other businesses. In the future, the Company may continue to seek acquisition candidates in selected markets and from time to time it engages in exploratory discussions with suitable candidates. There can be no assurance, however, that the Company will be able to identify and acquire targeted businesses or obtain financing for such acquisitions on satisfactory terms. The process of integrating acquired businesses into the Company’s operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management attention. In particular, the integration of acquired technologies with the Company’s existing products could cause delays in the introduction of new products. In connection with future acquisitions, the Company may incur significant charges to earnings as a result of, among other things, the write-off of purchased research and development. Future acquisitions may be financed through the issuance of common stock, which may dilute the ownership of the Company’s shareholders, or through the incurrence of additional indebtedness. Furthermore, there can be no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of making acquisitions or making suitable acquisitions unattainable.

The Company’s revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter which could negatively affect the trading price of the Company’s common stock.

The Company’s revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. These fluctuations can adversely affect the Company’s business and the market price of its stock. License revenues in any quarter depend substantially upon the Company’s total contracting activity and its ability to recognize revenues in that quarter in accordance with its revenue recognition policies. The Company’s contracting activity is difficult to forecast for a variety of reasons, including the following:

•          a significant portion of the Company’s license agreements are typically completed within the last few weeks of the quarter;

•          the Company’s sales cycle is relatively long and varies as a result of the Company’s expanding its product line and broadening its software product applications to cover a client’s overall business;

•          the size of license transactions can vary significantly;

•          the possibility that economic downturns are characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs may substantially reduce contracting activity;

•          clients may unexpectedly postpone or cancel anticipated system replacement or new system evaluations due to changes in their strategic priorities, project objectives, budgetary constraints or company management;

•          client evaluations and purchasing processes vary significantly from company to company, and a client’s internal approval and expenditure authorization process can be difficult and time consuming, even after selection of a vendor;

•          changes in the Company’s pricing policies and discount plans may affect client purchasing patterns;

•          the number, timing and significance of the Company’s and its competitors’ software product enhancements and new software product announcements may affect purchase decisions; and

•          the introduction of new research and development projects requires the Company to increase significantly its operating expenses to fund greater levels of product development and to develop and commercialize additional products and services. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company’s business, results of operations and financial condition may be materially and adversely affected.

In addition, the Company’s expense levels, operating costs and hiring plans are based on projections of future revenues and are relatively fixed. If the Company’s actual revenues fall below expectations, its net income is likely to be disproportionately adversely affected.

Due to all of the foregoing factors, in some future quarters the Company’s operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company’s common stock would likely be materially and adversely affected.

The Company is highly dependent on a limited number of clients, the loss of one or more of which could have a material adverse effect on its business.

The Company sells systems and services to a limited number of large clients. During 2002, approximately 27.9% of the Company’s revenues were derived from five clients while, during 2001 and 2000 approximately 32.3% and 38.0%, respectively, of the Company’s revenues were derived from five clients. There can be no assurance that the loss of one or more of these clients will not have a material adverse effect on the Company’s business, operating results and financial condition.

The Company has traditionally depended on its installed client base for future revenues from services and licenses of other products. If existing clients fail to renew their maintenance agreements, the Company’s revenues could decrease. The maintenance agreements are generally renewable annually at the option of the clients and there are no mandatory payment obligations or obligations to license additional software. Therefore, current clients may not necessarily generate significant maintenance revenues in future periods. In addition, clients may not purchase additional products or services. Any downturn in software license revenue could result in lower services revenues in future quarters.

The Company’s success will depend on its ability to develop new products and to adapt to rapid technological change.

The Company has a substantial ongoing commitment to research and development. In this regard, the Company is currently designing, coding and testing a number of new products and developing expanded functionality of its current products that will be important for the Company to remain competitive. The types of products sold by the Company are subject to rapid and continual technological change. Products available from the Company, as well as from its competitors, have increasingly offered a wider range of features and capabilities. The Company believes that in order to compete effectively in selected vertical markets, it must provide compatible systems incorporating new technologies at competitive prices. There can be no assurance that the Company will be able to continue funding research and development at levels sufficient to enhance its current product offerings or will be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of clients. There can also be no assurance that the Company will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in its existing markets or that its new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of Company products in new markets, nor can there be any assurance as to the success of the Company’s penetration of these markets, or to the revenue or profit margins with respect to these products. The inability of the Company, for any reason, to develop and introduce new products and product enhancements in a timely manner in response to changing market conditions or client requirements could materially adversely affect the Company’s business, operating results and financial condition.

In addition, the Company strives to achieve compatibility between the Company’s products and retail systems the Company believes are or will become popular and widely adopted. The Company invests substantial resources in development efforts aimed at achieving such compatibility. Any failure by the Company to anticipate or respond adequately to technology or market developments could materially adversely affect the Company’s business, operating results and financial condition.

The Company operates in a highly competitive market and can make no assurance that it will be able to compete successfully against its current or future competitors.

The market for retail information systems is intensely competitive. The Company believes the principal competitive factors in such market are product quality, reliability, performance and price, vendor and product reputation, financial stability, features and functions, ease of use and quality of support and degree of integration effort required with other systems. A number of companies offer competitive products addressing certain of the Company’s target markets. See “-Competition.” In addition, the Company believes that new market entrants may attempt to develop fully integrated systems targeting the retail industry. In the market for consulting services, the Company competes with Accenture, Ltd., The Cap Gemini Ernst & Young Group, Electronic Data Systems, Inc., International Business Machines and other systems integrators. Many of the Company’s existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company’s business, operating results and financial condition.

Additionally, the Company competes with a variety of hardware and software vendors. Some of the Company’s competitors may have advantages over the Company due to their significant worldwide presence, longer operating and product development history, and substantially greater financial, technical and marketing resources. If competitors offer more favorable payment terms and/or more favorable contractual implementation terms or guarantees, the Company may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would be likely to reduce margins.

The Company’s increased investment in the international segment could expose it to risks in addition to those experienced in the United States.

As more fully described in Note 15 to the consolidated financial statements, the Company’s international revenues grew to $21.6 million, or 14.8% of the Company’s total revenues in 2002 from $13.4 million, or 10.1% of the Company’s total revenues in 2001, as the Company continues to invest in expanding its international operations. The global reach of the Company’s business could cause it to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in United States locations. The following factors, among others, present risks that could have an adverse impact on the Company’s business operating results and financial condition:

•          conducting business in currencies other than United States dollars subjects the Company to currency controls and fluctuations in currency exchange rates;

•          the Company may be unable to hedge the currency risk in some transactions because of uncertainty or the inability to reasonably estimate its foreign exchange exposure;

•          increased cost and development time required to adapt the Company’s products to local markets;

•          lack of experience in a particular geographic market;

•          legal, regulatory, social, political, labor or economic conditions in a specific country or region, including loss or modification of exemptions for taxes and tariffs, and import and export license requirements; and

•          operating costs in many countries are higher than in the United States.

The loss of our key personnel could have a material adverse effect on the Company.

The Company’s future success depends in part on the performance of its executive officers and key employees. The Company does not have in place employment agreements with any of its executive officers. The Company maintains a $1.0 million “key person” life insurance policy on each of Erez Goren and Alon Goren, the Co-Chief Executive Officer and Chief Technology Officer, respectively, of the Company. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results and financial condition of the Company.

The Company’s inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect on the Company’s business, operating results and financial condition.

The Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled engineers involved in ongoing product development and consulting personnel who assist in the development and implementation of the Company’s total business solutions. The market for such individuals is intensely competitive. Due to the critical role of the Company’s product development and consulting staffs, the inability to recruit successfully or the loss of a significant part of its product development or consulting staffs would have a material adverse effect on the Company. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company will be able to retain its current personnel, or that it will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon the Company’s business, operating results and financial condition.

The Company’s success and ability to compete is dependent upon its ability to protect its proprietary technology.

The Company’s success and ability to compete is dependent in part upon its ability to protect its proprietary technology. The Company relies on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect this proprietary technology. The Company enters into confidentiality and non-compete agreements with its employees and license agreements with its clients and potential clients, which limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technology. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States.

Certain technology used in conjunction with the Company’s products is licensed from third parties, generally on a non-exclusive basis. The termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in the Company’s ability to ship certain of its products while it seeks to implement technology offered by alternative sources, and any required replacement licenses could prove costly. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company’s products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all.

The Company’s executive officers own a significant amount of the Company’s common stock and will be able to exercise significant influence on matters requiring shareholder approval.

The Company’s executive officers collectively own approximately 39.5% of the Company’s outstanding common stock. Consequently, together they continue to be able to exert significant influence over the election of the Company’s directors, the outcome of most corporate actions requiring shareholder approval and the business of the Company.

The market price for the Company’s common stock is extremely volatile and the Company does not expect to pay dividends on its common stock in the foreseeable future.

The market price for the Company’s common stock has experienced substantial price volatility since its initial public offering in February 1997 and such volatility may continue in the future. Quarterly operating results of the Company or of other companies participating in the computer-based products and services industry, changes in conditions in the economy, the financial markets of the computer products and services industries, natural disasters or other developments affecting the Company or its competitors could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology stocks in particular and that have often been unrelated or disproportionate to the operating performance of these companies. For the foreseeable future, it is expected that earnings, if any, generated from the Company’s operations will be used to finance the growth of its business, and that no dividends will be paid to holders of the common stock.

The Company’s Articles of Incorporation contain anti-takeover provisions which could have the effect of making it more difficult for a third party to acquire control of the Company.

The Company’s Amended and Restated Articles of Incorporation authorize the Board of Directors to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of the preferred stock without further vote or action by the Company’s shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. While the Company has no present intention to issue additional shares of preferred stock, such issuance, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, certain provisions of the Company’s Articles of Incorporation and Bylaws may discourage proposals or bids to acquire the Company. This could limit the price that certain investors might be willing to pay in the future for shares of Common Stock. The Company’s Articles of Incorporation divide the Board of Directors into three classes, as nearly equal in size as possible, with staggered three-year terms. One class will be elected each year. The classification of the Board of Directors could have the effect of making it more difficult for a third party to acquire control of the Company. The Company is also subject to certain provisions of the Georgia Business Corporation Code which relate to business combinations with interested shareholders.

Item 2.            Properties.

Domestic offices

The Company currently has leases for space in three principal facilities occupying approximately 230,000 square feet in Alpharetta, Georgia. One of the lease agreements expires in 2010 and two expire in 2013.

The Company has an additional lease agreement for a building which houses its Integration and Client Support Operations, with approximately 102,000 square feet. This lease agreement, also in Alpharetta, Georgia, expires in 2003.

International offices

The Company currently has leases for space in six principal facilities occupying approximately 18,000 square feet in Geelong, Australia. The six lease agreements expire in 2003. Additionally, to satisfy other sales, service and support and product development needs, the Company leases space in Singapore and Prague, Czech Republic.

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

Item 4.            Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter ended December 31, 2002 to a vote of security holders of the Company.

PART II

Item 5.            Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s Common Stock has traded on The Nasdaq National Market under the symbol “RADS” since the Company’s initial public offering on February 13, 1997. Prior to that time, there was no public market for the Common Stock. The following table sets forth the high and low bid prices per share for the Common Stock for the periods indicated as reported by The Nasdaq National Market.

Year ended December 31, 2002	High	Low

First Quarter	$13.980	$7.510
Second Quarter	14.910	8.250
Third Quarter	13.240	6.510
Fourth Quarter	11.900	7.800

Year ended December 31, 2001	High	Low

First Quarter	$23.250	$11.625
Second Quarter	18.820	10.500
Third Quarter	16.070	7.750
Fourth Quarter	11.610	5.040

As of March 14, 2003 there were 168 holders of record of the Common Stock. Management of the Company believes that there are in excess of 5,300 beneficial holders of its Common Stock.

The Company currently anticipates that all of its earnings will be retained for development of the Company’s business and does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s future earnings, operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

Item 6.            Selected Consolidated Financial Data.

The following table sets forth selected consolidated financial data of the Company for the periods indicated, which data has been derived from the audited consolidated financial statements of the Company. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and the notes thereto included elsewhere herein.

	Year Ended December 31,

(in thousands, except per share data)	2002	2001	2000	1999	1998

Statement of Operations Data:
Revenues:
System sales	$81,432	$71,268	$79,987	$91,946	$59,400
Client support, maintenance and other services	64,725	60,711	48,057	37,720	23,535

Total revenues	146,157	131,979	128,044	129,666	82,935
Cost of revenues:
System sales	43,348	38,799	39,620	46,001	28,877
Client support, maintenance and other services	39,000	38,043	37,356	29,989	20,288

Total cost of revenues	82,348	76,842	76,976	75,990	49,165

Gross profit	63,809	55,137	51,068	53,676	33,770
Operating expenses:
Product development	14,470	11,234	11,030	11,125	11,199
Sales and marketing	21,141	19,718	12,720	12,302	11,730
Depreciation and amortization	4,997	9,643	7,706	6,057	4,665
Non-recurring charges	—	1,244	—	—	1,276
General and administrative	12,791	15,056	15,818	13,204	12,360

Income (loss) from operations	10,410	(1,758)	3,794	10,988	(7,460)
Interest income, net	754	1,513	3,240	1,613	1,800

Income (loss) before income taxes and extraordinary items	11,164	(245)	7,034	12,601	(5,660)
Income tax provision (benefit)	4,623	183	1,773	4,992	(2,265)
Extraordinary item, net of taxes (1)	—	—	(1,520)	—	—

Net income (loss)	$6,541	$(428)	$6,781	$7,609	$(3,395)

Basic income (loss) per share:
Income (loss) before extraordinary item	$0.24	$(0.02)	$0.19	$0.31	$(0.14)
Extraordinary gain on early extinguishment of debt	—	—	0.05	—	—

Total basic income (loss) per share (2)	$0.24	$(0.02)	$0.24	$0.31	$(0.14)

Diluted income (loss) per share:
Income (loss) before extraordinary item	$0.23	$(0.02)	$0.18	$0.28	$(0.14)
Extraordinary gain on early extinguishment of debt	—	—	0.05	—	—

Total diluted income (loss) per share (2)	$0.23	$(0.02)	$0.23	$0.28	$(0.14)

Weighted average shares outstanding:
Basic (2)	27,753	27,726	27,294	24,630	23,985

Diluted (2)	28,995	27,726	29,791	27,519	23,985

	December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Working capital	$66,201	$55,205	$70,882	$65,947	$47,329
Total assets	145,256	125,162	131,261	111,999	84,166
Long-term debt and shareholder loan, including current portion	1,151	1,610	—	4,355	4,267
Shareholders’ equity	114,710	103,614	108,387	85,935	69,245

(1)      During 2000, the Company recorded a gain on early extinguishment of debt of approximately $1.5 million, net of income tax.

(2)      On April 1, 2000 the Company effected a 3-for-2 stock split. All historical shares and weighted average shares have been restated to account for this split.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In 1999, the Company began developing its new generation of management systems products—Radiant 6e Enterprise Productivity Suite, formerly WAVE™. This product architecture is designed to combine and expand the functionality of the Company’s Site Management Systems and Headquarters-Based Management Systems. The Company’s architecture and platforms for these products are entirely web-based, which the Company believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retailers. Management believes that these products will strengthen the Company’s offerings by providing integrated, end-to-end solutions that span from the consumer to the supply chain.

The Radiant 6e Enterprise Productivity Suite was generally released during the first quarter of 2002. The Company offers its Radiant 6e Enterprise Productivity Suite both through the application service provider, or “ASP,” delivery model as well as through installations directly in client locations as “client-hosted” systems. In instances where clients select the ASP delivery model, the Company will remotely host applications from an off-site central server that users can access over dedicated lines, virtual private networks or the Internet. The Company is continuing to establish strategic relationships to facilitate sales of its Radiant 6e Enterprise Productivity Suite.

In connection with its strategy to develop ASP-delivered products, in April 2000 the Company began offering certain new and existing products on a subscription-based pricing model. Under this subscription-based pricing model, clients pay a fixed, monthly fee for use of these products, as well as the Radiant 6e Enterprise Productivity Suite and the necessary hosting services to utilize those applications and solutions. This subscription-based offering represents a change in the Company’s historical pricing model in which clients were charged an initial licensing fee for use of the Company’s products and additional fees for continuing maintenance and support during the license period. To date, the Company continues to derive a majority of its revenue from these legacy products under its traditional sales model of one-time software license fees, hardware sales and software maintenance and support fees. Based on this historical trend, the Company anticipates that clients purchasing the Company’s legacy products will continue to favor the one-time software license and hardware purchases over the subscription-based pricing model for the foreseeable future.

Although the Company’s subscription-based revenues to date have been immaterial to total revenues, the Company expects that the Radiant 6e Enterprise Productivity Suite will lead to an increase in the percentage of recurring revenues coming from subscription-based offerings. As a result of offering clients a subscription-based pricing model and the anticipated decline of revenues from legacy site management and headquarters solutions, the Company expects to see a decline in the one-time revenues from legacy software license fees, replaced over time by monthly subscription fees. In addition, the Company expects revenues from maintenance and support from existing clients to decline and to be replaced by subscription fees should existing clients convert to the subscription-based pricing model. Although the Company anticipates that most sales of the Radiant 6e Enterprise Productivity Suite will be under the subscription-based pricing model, market demands may require the Company, or the Company may decide, to sell the Enterprise Product Software under its traditional sales model of one-time software license fees along with on-going software maintenance and support fees.

This change in the Company’s product strategy to develop and offer ASP-delivered and Internet solutions and the transition to a subscription-based pricing model involve certain risks and assumptions. There can be no assurance that the Company will successfully implement these changes in its organization, product strategy or pricing model, that clients will embrace an Internet-based product or that the changes will not have a material adverse effect on the Company’s business, financial condition or results of operations.

To date, the Company’s primary source of revenues has been large client rollouts of the Company’s products, which are typically characterized by the use of fewer, larger contracts. These contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general require costs that may substantially precede recognition of associated revenues. During the third quarter ended September 30, 2001, the Company began to experience a decline in revenues and negative operating results. The Company attributed this decline primarily to the global economic environment at that time and the product transition the Company was undertaking in advance of the general release of the Radiant 6e Enterprise Productivity Suite. In response to these circumstances, during the latter part of the third quarter and throughout the fourth quarter of 2001, the Company, in addition to other measures, downsized its personnel by 7.3% in order to contain its operating costs. In conjunction with the Company’s efforts to reduce its operating costs, in the fourth quarter of 2001 the Company initiated a change in compensation to its senior management team. Under this plan, each individual was granted a certain number of stock options in return for a specified reduction in salary compensation. As part of this plan, in return for annual salary reductions of approximately $2.4 million through mid-October 2002, the Company issued approximately 880,000 options to the senior management team at an exercise price of $5.63 per share. The options vest in various increments over 18 months from their issue date. Although the Company’s revenues have increased during the year ended December 31, 2002 compared to revenues over the same period a year ago, if the Company’s product transition or industry acceptance of the Radiant 6e Enterprise Productivity Suite progresses slower than currently anticipated or if the economic downturn continues or worsens, the Company believes it could again experience a decline in revenues and negative operating results. Additionally, during the fourth quarter of 2002, salaries previously forfeited by the Company’s senior leadership team were reinstated, which results in an additional ongoing expense of approximately $600,000 per quarter.

On April 1, 2000 the Company effected a 3-for-2 stock split. All historical share data and weighted average shares have been restated to account for this split.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operation items to total revenues:

	Year ended December 31,

	2002	2001	2000

Revenues:
System sales	55.7%	54.0%	62.5%
Client support, maintenance and other services	44.3	46.0	37.5

Total revenues	100.0	100.0	100.0
Cost of revenues:
System sales	29.6	29.4	30.9
Client support, maintenance and other services	26.7	28.8	29.2

Total cost of revenues	56.3	58.2	60.1

Gross profit	43.7	41.8	39.9
Operating expenses:
Product development	9.9	8.5	8.6
Sales and marketing	14.5	14.9	9.9
Depreciation and amortization	3.4	7.3	6.0
Non-recurring charges	—	1.0	—
General and administrative	8.8	11.4	12.4

Income (loss) from operations	7.1	(1.3)	3.0
Interest income, net	0.5	1.1	2.5

Income (loss) before income taxes and extraordinary item	7.6	(0.2)	5.5
Income tax provision	3.1	0.1	1.4
Extraordinary item, net of taxes	—	—	(1.2)

Net income (loss)	4.5%	(0.3)%	5.3%

Year ended December 31, 2002 compared to year ended December 31, 2001

System Sales. The Company derives the majority of its revenues from sales and licensing fees of its headquarters-based, back office management, and point-of-sale solutions (collectively “system sales”). System sales increased 14.3% to $81.4 million for the year ended December 31, 2002 (“2002”), compared to $71.3 million for the year ended December 31, 2001 (“2001”). This increase was primarily the result of increased sales to new and existing customers. Specifically, the Company’s international system sales grew to $11.4 million, or 13.9% of the Company’s total system sales in 2002 from $7.3 million, or 10.3% of the Company’s total system sales in 2001. Additionally, during 2001 the Company experienced a significant decline in system sales. The Company attributed this decline primarily to the global economic environment and the product transition the Company was undertaking in advance of the general release of the Radiant 6e Enterprise Productivity Suite.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services. Client support, maintenance and other services increased 6.6% to $64.7 million in 2002, compared to $60.7 million in 2001. This increase was due primarily to increased support and maintenance revenues from new and existing clients, which increased approximately 15.0% to $38.1 in 2002, compared to $33.1 million in 2001; offset by a decline in professional services revenues of 10.4% to $24.7 million in 2002, compared to $27.6 million in 2001. Additionally, on January 1, 2002, the Company adopted the provisions of EITF 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred” (See Note 2 of the consolidated financial statements). EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the income statement. Historically, the Company has classified reimbursed out-of-pocket expenses as a reduction in the cost of consulting services. During 2002, the adoption of EITF 01-14 resulted in an increase in reported client support, maintenance and other services revenues and related costs associated with these revenues of approximately $1.9 million. The Company did not reclassify prior period amounts, as the amounts were immaterial. Were it not for the impact of the adoption of EITF 01-14, client support, maintenance and other services revenues would have increased 3.4% in 2002.

Cost of System Sales. Cost of system sales consists primarily of hardware and peripherals for site-based systems and labor. These costs are expensed as products are shipped. Cost of system sales increased 11.7% to $43.3 million in 2002, compared to $38.8 million in 2001. This increase was directly attributable to the increase in system sales during 2002 as compared to 2001. Cost of system sales as a percentage of system sales decreased to 53.2% in 2002 from 54.4% in 2001. This decrease was due primarily to the increase in system sales revenues over the prior periods, which enabled certain fixed costs to be leveraged over a larger revenue base, as well as changes in product sales mix during 2002. These increased efficiencies were somewhat offset by an increase in amortization of capitalized software costs during 2002 over the same period in 2001. Amortization of capitalized software development costs increased 74.7% to $4.1 million in 2002 from $2.4 million 2001 due to the general release of the Radiant 6e Enterprise Productivity Suite.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations. Cost of client support, maintenance and other services increased 2.5% to $39.0 million in 2002 from $38.0 million in 2001. The increase was due primarily to increases in personnel associated with the effort of supporting higher revenues in this area. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased to 60.2% in 2002 from 62.7% in 2001 due to increased efficiencies and staff utilization.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. Product development expenses increased 28.8% to $14.5 million in 2002, compared to $11.2 million in 2001. This increase was due primarily to increased development costs resulting from the acquisitions of HotelTools and Breeze during 2001, as well as the reduction in capitalized software development costs during 2002. As more fully described in Note 3 to the consolidated financial statements, during 2002 the Company capitalized software development costs of $5.9 million, or 29.0% of its total product development costs, compared to $8.0 million, or 41.7%, during 2001. Product development expenses as a percentage of total revenues increased to 9.9% during 2002 from 8.5% during 2001 as product development expenses increased at a faster pace than revenues.

Sales and Marketing Expenses. Sales and marketing expenses increased 7.2% to $21.1 million in 2002, compared to $19.7 million in 2001. This increase was the direct result of increased revenues during 2002 over 2001, resulting in increased bonus and commission expense. Sales and marketing expenses as a percentage of total revenues were 14.5% and 14.9% for 2002 and 2001, respectively.

Depreciation and Amortization. Depreciation and amortization expenses decreased 48.2% to $5.0 million in 2002, compared to $9.6 million in 2001. This decrease resulted primarily from a decrease in goodwill amortization of approximately $2.3 million during 2002 attributed to the adoption of SFAS No. 142 (See Note 2 and Note 6 to the consolidated financial statements). As a result of the adoption of SFAS No. 142, the Company ceased amortization of goodwill on all of its acquisitions made prior to June 30, 2001. Additionally, the decrease is due to the retirement of certain fully deprecated fixed assets during 2002. Depreciation and amortization as a percentage of total revenues was 3.4% and 7.3% in 2002 and 2001, respectively.

Non-recurring charges. On January 23 and 26, 2001, respectively, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision was made in an effort to reduce costs and consolidate operations at the Company’s headquarters in Alpharetta, Georgia. The Hillsboro office had served primarily as a sales office for the Company’s small business food products, while the Pleasanton office had served primarily as a sales office for hospitality and food service products. The office closure costs related to these two offices are comprised primarily of severance benefits and lease reserves. As part of the closings, the Company terminated 25 of the 34 employees at these facilities. As a result, the Company recorded a non-recurring charge of approximately $1.0 million associated with this action during the first of quarter 2001. At December 31, 2002, the Company had no remaining liabilities related to the remaining exit costs.

General and Administrative Expenses. General and administrative expenses decreased 15.0% to $12.8 million in 2002, compared to $15.1 million in 2001. The decrease was due primarily to increased efficiencies, reduction of certain support personnel and other cost cutting measures, including a change in compensation to its senior management team. Under this plan, each senior leadership team member was granted a certain number of stock options in return for a specified reduction in salary compensation (as more fully described in Note 13 to the consolidated financial statements). General and administrative expenses as a percentage of total revenues decreased to 8.8% in 2002 from 11.4% in 2001, as total revenues grew at a faster pace than these expenses.

Interest Income, Net. Net interest income decreased 50.1% to $754,000 in 2002, compared to $1.5 million in 2001. The Company’s interest income is derived from the investment of its cash and cash equivalents. The decreases in net interest income resulted primarily from a decrease in cash and cash equivalents from an average cash balance of $34.1 million during 2002 from $38.0 million during 2001. Additionally, the Company’s weighted average interest rates it receives on cash balances declined in 2002 over 2001. See “—Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures About Market Risks.”

Income Tax Provision. The Company recorded a tax provision of $4.6 million, or an effective tax rate of 41.4% in 2002 compared to a tax provision of $183,000, or an effective tax rate of 74.3% in 2001. As more fully explained in Note 10 of the consolidated financial statements, the tax rate decrease in 2002 was primarily due to an increase in the Company’s pretax income of $11.2 million in 2002 compared to its pretax loss of $245,000 in 2001.

Net Income (Loss). Net income for 2002, was $6.5 million, or $0.23 per diluted share, an increase of $7.0 million, or $0.25 per diluted share, over a net loss of $428,000, or $0.02 per diluted share, for 2001.

Year ended December 31, 2001 compared to year ended December 31, 2000

System Sales. The Company derives the majority of its revenues from sales and licensing fees of its headquarters-based, back office management, and point-of-sale solutions. System sales decreased 10.9% to $71.3 million for the year ended December 31, 2001 (“2001”) from $80.0 million for the year ended December 31, 2000 (“2000”). This decrease was primarily the result of the downturn in the global economic environment during 2001 and the product transition the Company was undertaking during 2001.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services, which increased 26.3% to $60.7 million in 2001 from $48.1 million in 2000. The increases were due to increased client demand for professional services such as training, custom software development, project management and implementation services which increased 36.2% to $27.6 million in 2001, compared to $20.3 million in 2000 as well as from an increase in support and maintenance revenues as a result of a larger installed base within new and existing markets. Support and maintenance revenues increased 19.1% to $33.1 in 2001, compared to $27.8 million in 2000.

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

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations. Cost of client support, maintenance and other services increased 1.8% to $38.0 million for 2001 from $37.4 million for 2000. The increase was due primarily to increases in personnel associated with the effort of supporting higher demand in this area. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues decreased to 62.7% for 2001 from 77.7% in 2000, as a result of increased efficiencies and staff utilization as well as the formation of the Client Management Services group on January 1, 2001. In order to provide improved service as well as provide more leverage to its sales people, certain resources previously included in costs of client support, maintenance and other services were reallocated to a new account management and client logistics function within the sales and marketing group. As such, the related costs for the new group is classified as sales and marketing expenses.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts. During 2001, product development expenses increased 1.8% to $11.2 million from $11.0 million for 2000 due primarily to increased development personnel and related costs associated with the Breeze and HotelTools acquisitions. As more fully described in Note 3 to the consolidated financial statements, during 2001 the Company recorded capitalized software development costs of $8.0 million, or 41.7% of its total product development costs, as compared to approximately $5.9 million, or 35.0% of its total product development costs for 2000. This increase was due to the Company’s increased development efforts for Radiant 6e Enterprise Productivity Suite. Product development expenses as a percentage of total revenues decreased to 8.5% in 2001 compared to 8.6% in 2000.

Sales and Marketing Expenses. Sales and marketing expenses increased 55.0% to $19.7 million during 2001 from $12.7 million in 2000, due primarily to the creation of the Client Management Services group and associated costs previously included in cost of client support, maintenance and other services as noted above. Additionally, the Company’s continued expansion of its sales activities, including new hires and increased commission expense, attributed to these increases. Sales and marketing expenses as a percentage of total revenues increased to 14.9% for 2001 from 9.9% for 2000, as sales and marketing costs increased at a pace higher than revenues.

Depreciation and Amortization. Depreciation and amortization expenses increased 25.1% to $9.6 million during 2001 compared to $7.7 million during 2000. The increase resulted from an increase in computer equipment, leasehold improvements and other assets required to support an increased number of employees and locations as well as the amortization of intangible assets associated with the Company’s acquisition of Breeze and a full year of intangible amortization relating to the TimeCorp acquisition (see Note 5 of the consolidated financial statements). Depreciation and amortization as a percentage of total revenues increased to 7.3% for 2001 from 6.0% in 2000.

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

Interest Income, Net. Net interest income decreased 53.3% to $1.5 million during 2001, compared to net interest income of $3.2 million for 2000. The Company’s interest income is derived from the investment of its cash and cash equivalents. The decrease in net interest income resulted primarily from a decrease in cash and cash equivalents from an average cash balance of $51.5 million during 2000 to an average cash balance of $38.0 million during 2001, as well as lower interest rates earned on cash investments. See “—Liquidity and Capital Resources.”

Income Tax Provision. The Company recorded a tax provision of $183,000, or an effective tax rate of 74.3% in 2001 compared to a tax provision of $1.8 million, or an effective tax rate of 29.1% in 2000. As more fully explained in Note 10 of the consolidated financial statements, the tax rate increase in 2001 was primarily due to $221,000 in foreign taxes the Company was required to record despite its pretax loss of $245,000.

Extraordinary Item. During 2000, the Company and the former sole shareholder of RapidFire reached an agreement whereby the Company paid the former shareholder $200,000 and forgave a $1.5 million note receivable, and in return, was relieved in full of its indebtedness to the shareholder. This indebtedness consisted of a noninterest-bearing note with a lump-sum payment of $6.0 million due October 31, 2005 ($4.3 million at December 31, 2000) and was issued October 31, 1997 as part of the Company’s acquisition of RapidFire. As a result of this early extinguishment of debt, the Company recorded an extraordinary gain of approximately $2.5 million, net of taxes of $1.0 million, during the first quarter of 2000. No such item was recorded in 2001.

Net (Loss) Income. Net loss for 2001 was $428,000 or $0.02 per diluted share, a decrease of $5.7 million, or $0.20 per diluted share, compared to net income, before extraordinary item, of $5.3 million, or $0.18 per diluted share, for 2000.

Liquidity and Capital Resources

As of December 31, 2002, the Company had $43.4 million in cash and cash equivalents and working capital of $66.2 million. The Company has sufficient cash and short term funding available to meet its liquidity needs for the next twelve months.

Cash from operating activities in 2002 was $22.5 million compared to cash from operating activities of $10.9 million in 2001 and cash from operating activities of $8.4 million in 2000. In 2002, cash provided from operating activities consisted primarily of net income of $6.5 million, $10.0 million in depreciation and amortization and an increase in accounts payable and accrued liabilities offset by an increase in accounts receivable of $10.2 million. Additionally, client deposits and unearned revenues increased $3.7 million during 2002 as the Company received cash from clients in advance of delivered products and/or services. In 2001, cash provided from operating activities consisted primarily of a net loss of $428,000 during the period as well as an increase in accounts payable and accrued liabilities, offset by $12.6 million in depreciation and amortization and decreased accounts receivable. Additionally, client deposits and unearned revenues increased $3.1 million during 2001 as the Company received cash from clients in advance of delivered products and/or services. In 2000, cash provided from operating activities was primarily due to net income before extraordinary item of $5.3 million, as well as increased accounts payable due to timing of certain vendor payments, partially offset by increases in accounts receivable and inventory and a decrease in client deposits and unearned revenues. The income tax benefit from the exercise of disqualified and non-qualified stock options provided $3.3 million of cash in 2000.

Cash used in investing activities was $15.1 million, $21.0 million and $24.3 million in 2002, 2001 and 2000, respectively. The uses of cash in investing activities during 2002 consisted primarily of purchases of property and equipment of $2.7 million and capitalized software costs of $5.9 million. Additionally, as more fully described in Notes 7 and 11 of the consolidated financial statements, the Company paid Tricon $5.3 million as its second installment for the source code and object code for certain back office software previously developed by Tricon and capitalized approximately $800,000 in professional services costs associated with this transaction. The uses of cash in investing activities during 2001 consisted primarily of the acquisition of Breeze Software Pty, Ltd. and certain assets from HotelTools, Inc. for a total of $4.5 million, as more fully described in Note 5 of the consolidated financial statements, as well as purchases of property and equipment of $5.1 million and capitalized software costs of $8.0 million. Additionally, the Company paid Tricon $2.8 million as its initial payment for the source code and object code for certain back office software previously developed by Tricon and capitalized approximately $540,000 in professional services costs associated with this transaction (See Notes 7 and 11 of the consolidated financial statements). The uses of cash in investing activities for 2000 consisted of the purchases of property and equipment of $12.4 million, the acquisition of TimeCorp for $6.0 million (see Note 5 of consolidated financial statements) and capitalized software costs of $5.9 million.

Cash of $2.1 million was provided from financing activities during 2002. The primary sources of cash were from the exercise of employee stock options of $1.3 million, as well as approximately $564,000 received from stock issued under the Company’s employee stock purchase plan. These sources of cash were offset by the Company’s purchase of common stock pursuant to its stock repurchase program for approximately $196,000, as well as payments under capital lease and long-term debt obligations of $460,000. Cash of $5.5 million was used in financing activities during fiscal period 2001. The primary uses of cash were the Company’s purchase of common stock pursuant to its stock repurchase program for approximately $6.0 million, as well as payments under capital lease and long-term debt obligations and issuance of shareholder notes. These uses of cash were offset by cash received from the exercise of employee stock options of $1.6 million, and approximately $604,000 received from stock issued under the Company’s employee stock purchase plan. Cash of $12.1 million was provided by financing activities during 2000 due primarily to cash received from AOL’s purchase in March 2000 of $10.0 million of the Company’s stock at a price of $10 per share, as more fully described in Note 12 of the consolidated financial statements. Additionally, cash was provided by financing activities from the exercise of employee stock options of $2.6 million and stock issued under the employee stock purchase plan of $1.5 million partially offset by the Company’s purchase of common stock pursuant to its stock repurchase program for approximately $1.8 million.

As more fully described in Note 9 to the consolidated financial statements, during 2000, the Company and the former sole shareholder of RapidFire Software, Inc. (“RapidFire”) reached an agreement whereby the Company paid the former shareholder $200,000 and forgave a $1.5 million note receivable, and in return, was relieved in full of its indebtedness to the shareholder. This indebtedness consisted of a noninterest-bearing note with a lump-sum payment of $6.0 million due October 31, 2005 ($4.3 million at December 31, 1999) and was issued October 31, 1997 as part of the Company’s acquisition of RapidFire. The Company had no debt at December 31, 2002.

As more fully detailed in Note 11 of the consolidated financial statements, the Company leases office space, equipment and certain vehicles under noncancelable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases various equipment and furniture under a four-year capital lease agreement. The capital lease runs until March 31, 2005. Aggregate future minimum lease payments under the capital lease and noncancellable operating leases as of December 31, 2002 are as follows (in thousands):

	Payments Due by Period

Contractual Obligations:	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years

Capital Lease Obligations	$1,240	$551	$689	—	—
Operating Leases	41,112	5,746	8,881	$7,832	$18,653
Other Long-Term Obligations (1)	8,381	8,381	—	—	—

Total Contractual Cash Obligations	$50,733	$14,678	$9,570	$7,832	$18,653

(1)       As more fully described in Notes 7 and 11 of the consolidated financial statements, on June 30, 2001 the Company and Yum! Brands, Inc. (“Yum! Brands”), formerly Tricon Restaurant Services Group, Inc., signed a contract evidencing a multi-year arrangement to implement the Company’s Enterprise Productivity Software in Yum! Brands’ company-owned restaurants around the world. Yum! Brands’ franchisees will also be able to subscribe to the software under the same terms as the company-owned restaurants. As part of this agreement, the Company agreed to purchase from Yum! Brands its source code and object code for certain back office software (“TriYumf Asset”) previously developed by Yum! Brands for $20.0 million, $16.5 million of which is payable in specified annual installments through December 31, 2003. The remaining $3.5 million is payable on a pro rata basis based upon Yum! Brands’ acceptance and rollout of the Enterprise Productivity Software and fulfillment of its total target client store commitment. The Company agreed to purchase the TriYumf Asset for needs analysis purposes only and has no intention to complete coding on the TriYumf Asset or incorporate the TriYumf Asset into its Enterprise Productivity Software. Furthermore, Yum! Brands is not entitled to receive royalties from sales of the Enterprise Productivity Software, and the Company is entitled to a refund of a majority of its payments should Yum! Brands not install a requisite number of sites with the Enterprise Productivity Software, as prescribed in the agreement.

Based upon the substance of the Yum! Brands transaction, the Company is recording the TriYumf Asset as monies are paid (See further discussion at Note 11 Commitments and Contingencies). To date, all services revenues and related costs have been deferred. Upon commencement of the subscription period, the Company expects to reduce its contracted subscription and professional services revenues by the amortization of payments made by the Company for the TriYumf Asset over the five-year subscription period from initial rollout in accordance with EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware and EITF 00-21, Revenue Arrangements with Multiple Deliverables and EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

During the years ended December 31, 2002 and 2001, the Company paid Yum! Brands $5.2 million and $2.8 million, respectively, for installment payments for the purchase of the TriYumf Asset and capitalized approximately $800,000 and $600,000, respectively, in personnel and other costs associated with the professional services. Professional services revenues associated with these costs of approximately $1.5 million in each of the years ended December 31, 2002 and 2001 were deferred.

Critical Accounting Estimates

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, product returns, bad debts, inventories, intangible assets, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. An accounting estimate is a critical accounting estimate for purposes of this disclosure only if it meets two criteria. First, the accounting estimate must require the Company to make assumption about matters that are highly uncertain at the time of the accounting estimate is made. Second, it must be the case that different estimates that the Company reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company’s revenue is generated primarily through software and system sales, support and maintenance, and other services. The Company recognizes revenue using the guidance from AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to

Certain Transactions, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts (“ARB 45”), SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements and Emerging Issues Task Force No. 00-03, , Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. Under these guidelines, the Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists; (2) delivery of the product has occurred; (3) the fee is fixed or determinable; (4) collectibility is reasonably assured; and (5) remaining obligations under the agreement are insignificant. Under multiple element arrangements, where each element is separately stated, sold and priced, the Company allocates revenues to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. The Company’s VSOE of fair value is determined based on the price charged when the same element is sold separately. If evidence of fair value does not exist for all elements in a multiple element arrangement, the Company recognizes revenue using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.

Under contracts where revenue is recognized using the percentage of completion method under the provisions of SOP 81-1, the Company measures its progress-to-completion by using input measures, primarily labor hours. The Company continually updates and revises estimates of its input measures. If those estimates indicate a loss will be incurred, the entire loss is recognized in that period.

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

In accordance with SFAS No. 142 the Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during 2002 in accordance with SFAS No. 142 resulted in no impairment losses.

The Company’s software development processes and procedures determine the timing of capitalization of certain development costs. In addition, these software development processes and procedures determine whether the cost is classified as development expense or cost of license fees. Management is required to use its judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

Income Taxes

The Company has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Valuations related to tax accruals and assets could be impacted by changes to tax codes, changes in statutory tax rates and the Company’s future taxable income levels.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations (“SFAS No.141”), and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 supersedes APB No. 16, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No.141 prescribes the accounting principles for business combinations and requires that all business combinations be accounted for using the purchase method of accounting. SFAS No. 141 is effective for all business combinations after June 30, 2001.

SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 prescribes the accounting practices for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. The Company adopted SFAS No. 142 on January 1, 2002.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by incurring the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not anticipate the adoption of this statement to have a material effect on the Company’s results of operations and financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 supersedes Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS No. 121”), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”) for the disposal of a segment of a business (as previously defined in Opinion 30). The Financial Accounting Standards Board issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale.

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

In November 2001, the EITF 01-14 (“EITF 01-14”), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket Expenses” Incurred. EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the income statement. Historically, the Company has classified reimbursed out-of-pocket expenses as a reduction in the cost of consulting services. The Company adopted the guidance of EITF 01-14 in first quarter of 2002. For the year ended December 31, 2002, the adoption of EITF 01-14 resulted in an increase in reported client support, maintenance and other services revenues and related costs associated with these revenues of approximately $1.9 million. The Company did not reclassify prior periods’ results, as the amounts were immaterial. The impact of this adoption did not and will not affect the Company’s net income or loss in any past or future periods.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. The provisions of SFAS No. 146 are effective for restructuring activities initiated after December 31, 2002.

 In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accountings and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirement of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for and disclosures of certain guarantee issues. The Company does not provide direct or indirect guarantees of the indebtedness of others.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”) which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements. The annual disclosure requirements are effective for the Company’s 2002 annual financial statements, and the interim disclosure provisions are effective for the Company’s first quarter ended March 31, 2003. The Company has adopted the disclosure provisions of SFAS 148 as reflected in Note 2 to the consolidated financial statements included herein.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. The Company does not participate in variable interest entities.

Item 7 A.        Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents. During 2002, the weighted average interest rate on its cash balances was approximately 1.8%. A 10.0% decrease in this rate would impact interest income by approximately $62,500.

Foreign Exchange

As more fully explained in Note 15 of the consolidated financial statements, the Company’s international revenues were $21.6 million, $13.4 million and $2.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in 2002, 2001 and 2000 were not material.

Item 8.            Financial Statements and Supplementary Data.

The following consolidated financial statements are filed with this Report:

Independent Auditors’ Report

Report of Independent Public Accountants

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Radiant Systems, Inc.

We have audited the accompanying consolidated balance sheet of Radiant Systems, Inc. (the “Company”) as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. Our audit also included the 2002 financial statement schedule of Radiant Systems listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Radiant Systems’ management. Our responsibility is to express an opinion on the financial statements and the 2002 financial statement schedule based on our audits. The consolidated financial statements of Radiant Systems, Inc. as of December 31, 2001, and for each of the two years in the period then ended, before the revision to Note 2, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Radiant Systems as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for 2002, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, effective January 1, 2002, Radiant Systems, Inc. changed its method of accounting for goodwill and intangible assets to conform with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed above, the financial statements of Radiant Systems, Inc. as of December 31, 2001, and for each of the two years in the period then ended were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 and 2000 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized as a result of initially applying SFAS No. 142 (including any related tax effects) to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 7, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Radiant Systems, Inc.:

We have audited the accompanying consolidated balance sheets of RADIANT SYSTEMS, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 8, 2002

RADIANT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE DATA)

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,382	$33,924
Accounts receivable, net of allowances for doubtful accounts of $2,597 and $2,227 in 2002 and 2001, respectively	31,167	20,988
Inventories	13,542	17,290
Deferred tax assets	2,096	1,917
Other	2,026	1,484

Total current assets	92,213	75,603

PROPERTY AND EQUIPMENT, net	11,948	14,590
SOFTWARE DEVELOPMENT COSTS, net	16,969	15,229
GOODWILL AND OTHER INTANGIBLES, net	14,676	12,707
TRIYUMF ASSET and OTHER LONG-TERM ASSETS	9,450	3,415
DEFERRED TAXES, long-term	—	3,618

	$145,256	$125,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,741	$6,403
Accrued liabilities	5,271	3,773
Client deposits and deferred revenue	10,509	9,762
Current portion of capital lease obligation	491	460

Total current liabilities	26,012	20,398

CLIENT DEPOSTS AND DEFERRED REVENUES, NET OF CURRENT PORTION	2,994	—
DEFERRED TAX LIABILITY	880	—
CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION	660	1,150

Total liabilities	30,546	21,548

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 28,021,689 and 27,511,793 shares issued and outstanding at December 31, 2002 and 2001, respectively	0	0
Additional paid-in capital	116,752	113,057
Deferred compensation and employee loans	—	(818)
Accumulated other comprehensive income (loss)	1	(41)
Accumulated deficit	(2,043)	(8,584)

Total shareholders’ equity	114,710	103,614

	$145,256	$125,162

The accompanying notes are an integral part of these consolidated balance sheets.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2002	2001	2000

REVENUES:
System sales	$81,432	$71,268	$79,987
Client support, maintenance, and other services	64,725	60,711	48,057

Total revenues	146,157	131,979	128,044

COST OF REVENUES:
System sales	43,348	38,799	39,620
Client support, maintenance, and other services	39,000	38,043	37,356

Total cost of revenues	82,348	76,842	76,976

GROSS PROFIT	63,809	55,137	51,068
OPERATING EXPENSES:
Product development	14,470	11,234	11,030
Sales and marketing	21,141	19,718	12,720
Depreciation and amortization	4,997	9,643	7,706
Non-recurring charges	—	1,244	—
General and administrative	12,791	15,056	15,818

INCOME (LOSS) FROM OPERATIONS	10,410	(1,758)	3,794

INTEREST INCOME, NET	754	1,513	3,240

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	11,164	(245)	7,034

INCOME TAX PROVISION	4,623	183	1,773

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	6,541	(428)	5,261

EXTRAORDINARY ITEM:
Gain from early extinguishment of debt, net of taxes	—	—	1,520

NET INCOME (LOSS)	$6,541	$(428)	$6,781

BASIC INCOME (LOSS) PER SHARE:
Income (loss) before extraordinary item	$0.24	$(0.02)	$0.19
Extraordinary gain on early extinguishment of debt	—	—	0.05

Total basic income (loss) per share	$0.24	$(0.02)	$0.24

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) before extraordinary item	$0.23	$(0.02)	$0.18
Extraordinary gain on early extinguishment of debt	—	—	0.05

Total diluted income (loss) per share	$0.23	$(0.02)	$0.23

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,753	27,726	27,294

Diluted	28,995	27,726	29,791

The accompanying notes are an integral part of these consolidated statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN THOUSANDS)

	Common Stock					Accumulated Other Comprehensive Loss	Total

	Shares	Amount	APIC	Deferred Compensation	Accumulated Deficit

BALANCE, December 31, 1999	16,984	—	$101,003	$(131)	$(14,937)	—	$85,935

Three-for-two stock split effected in the form of a stock dividend	8,463	—	—	—	—	—	—
Issuance of common stock	1,000	—	10,000	—	—	—	10,000
Treasury stock purchase and retirement	(90)	—	(1,754)	—	—	—	(1,754)
Exercise of employee stock options	1,210	—	2,566	—	—	—	2,566
Stock issued under employee stock purchase plan	81	—	1,545	—	—	—	1,545
Income tax benefit of stock options exercised	—	—	3,263	—	—	—	3,263
Amortization of deferred compensation	—	—	—	51	—	—	51
Net income	—	—	—	—	6,781	—	6,781

BALANCE, December 31, 2000	27,648	—	116,623	(80)	(8,156)	—	108,387

Comprehensive loss:
Net loss	—	—	—	—	(428)	—	(428)
Foreign currency translation adjustment	—	—	—	—	—	$ (41)	(41)

Comprehensive loss:	—	—	—	—	(428)	(41)	(469)
Issuance of common stock	25	—	287	—	—	—	287
Treasury stock purchase and retirement	(725)	—	(6,028)	—	—	—	(6,028)
Exercise of employee stock options	506	—	1,608	—	—	—	1,608
Stock issued under employee stock purchase plan	58	—	604	—	—	—	604
Issuance of employee loans	—	—	—	(818)	—	—	(818)
Amortization of deferred compensation	—	—	—	43	—	—	43
Cancellation of employee stock options	—	—	(37)	37	—	—	—

BALANCE, December 31, 2001	27,512	—	113,057	(818)	(8,584)	(41)	103,614

Comprehensive income:
Net income	—	—	—	—	6,541	—	6,541
Foreign currency translation adjustment	—	—	—	—	—	42	42

Comprehensive income:	—	—	—	—	6,541	42	6,583
Issuance of common stock	160	—	2,006	—	—	—	2,006
Treasury stock purchase and retirement	(25)	—	(196)	—	—	—	(196)
Exercise of employee stock options	318	—	1,322	—	—	—	1,322
Stock issued under employee stock purchase plan	57	—	563	—	—	—	563
Repayments of employee loans	—	—	—	818	—	—	818

BALANCE, December 31, 2002	28,022	—	$116,752	$—	$(2,043)	$1	$114,710

The accompanying notes are an integral part of these consolidated statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN THOUSANDS)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,541	$(428)	$6,781
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on early extinguishment of debt before taxes	—	—	(2,529)
Deferred income taxes	—	38	(44)
Accretion of note payable interest	—	—	56
Depreciation and amortization	9,953	12,639	9,671
Amortization of deferred compensation	—	43	51
Income tax benefit of stock options exercised	—	—	3,263
Changes in assets and liabilities, net of acquired entities:
Accounts receivable	(10,179)	1,657	(3,362)
Inventories	3,748	37	(4,031)
Other assets	2,490	2,577	(1,244)
Accounts payable	4,629	(8,628)	3,958
Accrued liabilities	1,536	(212)	(2,171)
Client deposits and deferred revenue	3,741	3,144	(2,039)

Net cash provided by operating activities	22,459	10,867	8,360

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,727)	(5,138)	(12,359)
Purchases of acquired entities, net of cash acquired	(410)	(4,525)	(6,000)
Purchase of software asset and capitalized professional services costs	(6,082)	(3,338)	—
Capitalized software development costs	(5,875)	(8,025)	(5,929)

Net cash used in investing activities	(15,094)	(21,026)	(24,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance costs	—	—	10,000
Repurchase of common stock	(196)	(6,028)	(1,754)
Exercise of employee stock options	1,322	1,608	2,566
Stock issued under employee stock purchase plan	564	604	1,545
Repayment of capital lease obligations and other long-term debt	(460)	(802)	(304)
Repayment (issuance) of shareholder loans, net	818	(818)	—
Other	45	(41)	—

Net cash provided by (used in) financing activities	2,093	(5,477)	12,053

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,458	(15,636)	(3,875)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	33,924	49,560	53,435

CASH AND CASH EQUIVALENTS, END OF YEAR	$43,382	$33,924	$49,560

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Issuance of common stock in connection with acquisition of Breeze	$2,006	$288	$—

Assets acquired under capital lease	$—	$1,956	$—

Cash paid for income taxes	$526	$69	$120

Cash paid for interest	$92	$92	$3

The accompanying notes are an integral part of these consolidated statements.

RADIANT SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Three Years Ended December 31, 2002

1. ORGANIZATION AND BACKGROUND

Radiant Systems, Inc. (the “Company” or “Radiant”) develops, installs and delivers solutions for managing site operations of retail and hospitality businesses. Providing enterprise-wide visibility, Radiant’s point-of-sale and back office technology is designed to enable businesses to deliver exceptional client service while improving profitability. The centerpiece of the Company’s technology, the Radiant 6e™ site operations solution, includes the following software products, each of which can be purchased independently or as a suite of integrated products depending on the client’s individual preferences:

•         Radiant 6e™ Point-of-Sale

•         Radiant 6e™ Customer Self Service

•         Radiant 6e™ Enterprise Productivity Suite:

•          Inventory Management

•          Workforce Management

•          Operations Management

Headquartered in Atlanta, Radiant has deployed its solutions in more than 55,000 sites worldwide. In addition to its technology, the Company offers professional services focusing on technical implementation and process improvement, as well as hardware maintenance services and 24-hour help desk support.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Radiant Systems, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation

The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. Net assets of the non-U.S. subsidiaries are translated at current rates of exchange. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded in shareholders’ equity. Certain other translation adjustments and transaction gains and losses continue to be reported in net income and were not material in any year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenue is generated primarily through software and system sales, support and maintenance, and other services. The Company recognizes revenue using the guidance from AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts (“ARB 45”), SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements and Emerging Issues Task Force (“EITF”) No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. Under these guidelines, the Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists; (2) delivery of the product has occurred; (3) the fee is fixed or determinable; (4) collectibility is reasonably assured; and (5) remaining obligations under the agreement are insignificant. Under multiple element arrangements, where each element is separately stated, sold and priced, the Company allocates revenues to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. The Company’s VSOE of fair value is determined based on the price charged when the same element is sold separately. If evidence of fair value does not exist for all elements in a multiple element arrangement, the Company recognizes revenue using the residual method. Under the residual

RADIANT SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method, a delivered element without VSOE of fair value is recognized in revenue as long as all undelivered elements have VSOE of fair value.

System Sales

The Company generally sells its products, which include both software licenses and hardware, directly to end-users. Revenue from software licenses and system sales is generally recognized as products are shipped, provided that no significant vendor obligations remain and that the collection of the related receivable is probable. For those agreements that provide for significant services or custom development that are essential to the software’s functionality, the software license and contracted services are recognized under the percentage of completion method as prescribed by the provisions of ARB 45 and SOP 81-1.

Professional Services

The Company’s professional services revenue consists of fees generated from consulting, custom development, installation and training. Revenue related to professional services performed by the Company is generally recognized on a time and materials basis as the services are performed. Under contracts where revenue is recognized using the percentage of completion method under the provisions of SOP 81-1, the Company measures its progress-to-completion by using input measures, primarily labor hours. The Company continually updates and revises estimates of its input measures. If those estimates indicate a loss will be incurred, the entire loss is recognized in that period.

Support and Maintenance

The Company offers its clients post contract support in the form of maintenance, telephone support and unspecified software enhancements. Revenue from support and maintenance is recognized ratably over the term of the agreement.

Subscription-based revenues

In April 2000, the Company began offering its customers subscription pricing and hosting services for some of its products. Contracts are generally for a period of three to five years with revenue being recognized ratably over the contract period commencing, generally, when the product has been installed and training has been completed. The Company’s subscription based revenues to date have been immaterial to total revenues and are included in system sales.

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

Property and equipment at December 31, 2002 and 2001 are summarized as follows (in thousands):

	2002	2001

Computers and office equipment	$21,034	$18,906
Leasehold improvements	5,441	5,341
Purchased software	7,360	6,744
Furniture and fixtures	5,740	5,638
Land	2,517	2,517

	42,092	39,146
Less accumulated depreciation and amortization	(30,144)	(24,556)

	$11,948	$14,590

RADIANT SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense for 2002, 2001 and 2000 was approximately $5.4 million, $7.6 million, and $6.1 million, respectively. In conjunction with the closing of its Hillsboro, Oregon and Pleasanton, California offices, in January 2001 (See Note 4), the Company wrote off approximately $1.2 million of fixed assets with a net book value of approximately $200,000.

Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations (“SFAS No.141”), and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 supersedes APB No. 16, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 prescribes the accounting principles for business combinations and requires that all business combinations be accounted for using the purchase method of accounting.

SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 prescribes the accounting practices for acquired goodwill and other intangible assets. On January 1, 2002, the Company adopted SFAS No. 142. Under this new statement, the Company no longer amortizes goodwill, but instead tests goodwill for impairment on at least an annual basis. A reconciliation of previously reported net income (loss) and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect is as follows (in thousands, except per share amounts):

	December 31, 2002	December 31, 2001	December 31, 2000

Net income (loss):

Income (loss) before extraordinary item	$6,541	$(428)	$5,261
Extraordinary item:
Gain from early extinguishment of debt	—	—	1,520

Reported net income (loss)	6,541	(428)	6,781
Goodwill amortization, net of tax	—	1,369	950

Adjusted net income	$6,541	$941	$7,731

Basic earnings (loss) per share:

Income (loss) before extraordinary item	$0.24	$(0.02)	$0.19
Extraordinary gain on early extinguishment of debt	—	—	0.05

Reported net income (loss) per share	0.24	(0.02)	0.24
Goodwill amortization, net of tax	—	0.05	0.03

Adjusted basic earnings per share	$0.24	$0.03	$0.27

Diluted earnings (loss) per share

Income (loss) before extraordinary item	$0.23	$(0.02)	$0.18
Extraordinary gain on early extinguishment of debt	—	—	0.05

Reported net income (loss) per share	0.23	(0.02)	0.23
Goodwill amortization, net of tax	—	0.05	0.03

Adjusted basic earnings per share	$0.23	$0.03	$0.26

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and identifiable intangibles not held for sale whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include,

RADIANT SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

Software Development Costs

Capitalized software development costs consist principally of salaries and certain other expenses directly related to the development and modification of software products. Capitalization of such costs begins when a detail program or a working model has been produced as evidenced by the completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined is not more than five years. At December 31, 2002 and 2001, accumulated amortization of capitalized software development costs was $10.9 million and $6.8 million, respectively.

Internally Developed Software Costs

The Company applies the provisions of the AICPA Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software.

Common Stock

On February 9, 2000, the Company’s Board of Directors approved a three-for-two split to be effected in the form of a stock dividend payable to shareholders of record as of March 1, 2000. On April 1, 2000, the Company effected the three-for-two stock split. Shares presented in the consolidated statements of shareholders’ equity reflect the actual shares outstanding for each period presented. All share, per share, common stock and stock option amounts contained elsewhere in the consolidated financial statements and related notes for all periods presented have been restated to reflect the effect of this split.

Stock-based Compensation

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In January 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). The Company has implemented the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense (benefit) is generally comprised of the tax payable (receivable) for the period and the change in deferred income tax assets and liabilities during the period.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted net income (loss) per share includes the dilutive effect of stock options.

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (in thousands):

	2002	2001	2000

Average common shares outstanding	27,753	27,726	27,294

RADIANT SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dilutive effect of outstanding stock options	1,242	—	2,497

Average common shares outstanding assuming dilution	28,995	27,726	29,791

For the years ended December 31, 2002, 2001 and 2000, options with an antidilutive impact of approximately 2.8 million, 4.1 million, and 530,000 shares of common stock, respectively, were excluded from the above reconciliation.

Fair Value of Financial Instruments

The book values of cash, trade accounts receivable, trade accounts payable and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term debt was not significantly different than the stated value at December 31, 2002.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash.

Concentration of Business and Credit Risk

Financial instruments, which potentially subject the Company to credit risk, consist principally of trade receivables and interest bearing investments. The Company performs on-going credit evaluations of its clients and generally does not require collateral. The Company maintains adequate reserves for potential losses and such losses, which have historically been minimal, have been included in management’s estimates.

The Company’s revenues are derived from a limited number of clients. During 2002, approximately 27.9% of the Company’s revenue were derived from five clients. During 2001 and 2000, approximately 32.3% and 38.0%, respectively, of the Company’s revenue were derived from five clients. During the year ended December 31, 2002 no client individually accounted for more than 10.0% of the Company’s total revenues. During the years ended December 31, 2001 and 2000, one client individually accounted for more than 10.0% of the Company’s revenue, accounting for 10.2% of the Company’s total revenues in each year.

Comprehensive Income

In fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes the rules for the reporting of comprehensive income and its components. The Company’s comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the year ended December 31, 2002 was $6.6 million, while total comprehensive loss income for the year ended December 31, 2001 was $469,000 and comprehensive income for the for the year ended December 31, 2000 was $6.8 million.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by incurring the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not anticipate the adoption of this statement to have a material effect on the Company’s results of operations and financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 supersedes Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long—Lived Assets and for Long-lived Assets to Be Disposed Of (“SFAS No. 121”), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”) for the disposal of a segment of a business (as previously defined in Opinion 30). The Financial Accounting Standards Board issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale.

RADIANT SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2001, the EITF issued EITF No. 01-14, (“EITF 01-14”), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket Expenses” Incurred. EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the income statement. Historically, the Company has classified reimbursed out-of-pocket expenses as a reduction in the cost of consulting services. The Company adopted the guidance of EITF 01-14 in first quarter of 2002. For the year ended December 31, 2002, the adoption of EITF 01-14 resulted in an increase in reported client support, maintenance and other services revenues and related costs associated with these revenues of approximately $1.9 million. The Company did not reclassify amounts for 2001 and 2000 as the amounts were immaterial. The impact of this adoption did not and will not affect the Company’s net income or loss in any past or future periods.

In May 2002, the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements 4, 44, 64, Amendment to FASB Statement No. 13, and Technical Corrections as of April 2002 (“SFAS No. 145”). SFAS No. 145 will become effective for 2004. Management does not expect SFAS No. 145 to have a material impact on the consolidated financial statements.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. The provisions of SFAS No. 146 are effective for restructuring activities initiated after December 31, 2002. Management is currently assessing the impact on the consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accountings and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirement of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for and disclosures of certain guarantee issues. The Company does not provide direct or indirect guarantees of the indebtedness of others.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”) which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements. The Company will provide the comparative interim pro forma disclosures required by SFAS No. 148 beginning in the first quarter 2003. The Company will continue to account for stock compensation in accordance with APB 25.

The following table presents pro forma net income and basic and diluted earnings per share as if compensation expense had been recognized for stock options granted in the three year period ended December 31, 2002, as determined under the fair value method using the Black-Scholes pricing model, and includes the effect of shares issued under the employee stock purchase plan.

	2002	2001	2000

Net income (loss) as reported	$6,541	$(428)	$5,261
Less: stock-based compensation expense, net of related tax effects	8,352	4,170	7,905

Pro forma net loss	$(1,811)	$(4,598)	$(2,644)

Basic earnings (loss) per share—as reported	$0.24	$(0.02)	$0.24

Diluted earnings (loss) per share—as reported	$0.23	$(0.02)	$0.23

Basic loss per share—pro forma	$(0.07)	$(0.17)	$(0.10)

Diluted loss per share—pro forma	$(0.06)	$(0.17)	$(0.09)

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. The Company does not participate in variable interest entities.

3. PRODUCT DEVELOPMENT EXPENDITURES

Product development expenditures for the years ended December 31, 2002, 2001 and 2000 are summarized as follows (in thousands):

	2002	2001	2000

Total development expenditures	$20,345	$19,259	$16,959
Less additions to capitalized software development costs prior to amortization	5,875	8,025	5,929

Product development expense	$14,470	$11,234	$11,030

The activity in the capitalized software development account during 2002, 2001 and 2000 is summarized as follows (in thousands):

RADIANT SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,

	2002	2001	2000

Balance at beginning of period, net	$15,229	$9,358	$5,394
Capitalized software development costs	5,875	8,025	5,929
Capitalized software costs from acquisitions (Note 5)	—	213	—
Amortization expense	(4,135)	(2,367)	(1,965)

Balance at end of period, net	$16,969	$15,229	$9,358

Amortization of capitalized software costs is included in system sales costs of revenues in the accompanying statements of operations.

4. NON-RECURRING CHARGES

During 2001, the Company recorded two separate non-recurring charges: a charge of $1.0 million relating to office closures and a charge of approximately $200,000 relating to costs of terminating employees. No such charges were incurred in 2002 or 2000.

On January 23 and 26, 2001, respectively, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision was made to reduce costs and consolidate operations at the Company’s headquarters in Alpharetta, Georgia. The Hillsboro office had served primarily as a sales office for the Company’s small business food products, while the Pleasanton office had served primarily as a sales office for hospitality and food service products. The office closure costs related to these two offices are comprised primarily of severance benefits and lease reserves. As part of the closings, the Company terminated 25 of the 34 employees. As a result, the Company recorded a non-recurring charge of approximately $1.0 million associated with this action during its first quarter of 2001. During 2001, the Company paid or incurred approximately $845,000 in severance, lease payments and other exit costs related to this action. During the first quarter of 2002 the Company paid the remaining $155,000 in exit costs. At December 31, 2002, the Company had no further obligations surrounding this action.

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

5. ACQUISITIONS

ICON Software Limited

On December 18, 2002 the Company purchased the software source code from ICON Software Limited (“ICON”), a provider of software solutions for the entertainment and cinema industry. The transaction included the purchase of certain software technology source code and customer lists. The purchase price consisted of approximately $410,000 in cash. Intangibles of approximately $410,000 were recorded, which are being amortized over not more than two years (See Notes 2 and 6). Pro forma results of operations for the year ended December 31, 2002 are not included, as this acquisition was not material to the Company.

HotelTools, Inc.

On July 26, 2001, the Company purchased certain assets from HotelTools, Inc. (“HotelTools”), an emerging provider of enterprise software solutions for the hospitality industry including solutions to centralize all aspects of multi-property hotel operations, including hotel management, rate management, reservations and procurement. The transaction included the purchase of certain intellectual property rights, fixed assets and patents pending. The purchase price consisted of $1.8 million in cash and assumption of net liabilities of approximately $1.0. Total consideration, including approximately $100,000 in transaction costs, was $2.9 million. Intangibles of approximately $2.4 million were recorded, which are being amortized over two to five years (See Notes 2 and 6). In addition, the Company hired approximately 30 former employees of HotelTools. Pro forma results of operations for the year ended December 31, 2001 are not included, as this acquisition was not material.

Breeze Software Proprietary Limited

RADIANT SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 9, 2001, the Company acquired all the common stock of Breeze Software Proprietary Limited (“Breeze”), a leading provider of software applications for retailers in the Australian and Asia-Pacific marketplaces. The purchase price consisted of $1.7 million in cash and assumption of net liabilities of approximately $700,000. Total consideration, including approximately $400,000 in transaction costs, was $2.8 million. Goodwill of approximately $2.8 million was recorded, which was being amortized over seven years (See Notes 2 and 6). The Company may pay additional consideration of cash and stock if certain earnings milestones are obtained. During the fourth quarter of 2001, specified earnings milestones were obtained for the period from the purchase date through December 31, 2001. As such, the Company paid additional consideration of 25,000 shares of common stock for a total additional consideration of $287,500, which was allocated to goodwill. During 2002, certain additional specified earnings milestones were obtained and the Company paid additional consideration of approximately 160,000 shares of common stock for a total additional consideration of approximately $2.0 million, which was allocated to goodwill. Pro forma results of operations for the year ended December 31, 2001 are not included, as this acquisition was not material to the Company.

TimeCorp

On June 22, 2000, the Company consummated the acquisition of TimeCorp (“TimeCorp”), a workforce management and planning software business operation owned by VeriFone, Inc., a former subsidiary of Hewlett-Packard, Inc. The purchase price consisted of $6.0 million in cash and assumption of approximately $400,000 in liabilities and included substantially all the assets of TimeCorp and was accounted for under the purchase method of accounting. Goodwill of approximately $6.4 million was recorded, which was being amortized over seven years (See Notes 2 and 6).

1997 Acquisitions

During fiscal 1997, the Company acquired four businesses, all of which were accounted for under the purchase method of accounting. These businesses were acquired for a combination of cash, notes payable and shares of the Company’s common stock. On May 23, 1997, the Company purchased all of the outstanding common stock of Restaurant Management and Control Systems, Inc. (“ReMACS”), a provider of back office management systems for clients in the food service industry. On May 30, 1997, the Company purchased all of the outstanding common stock of RSI Merger Corporation (d.b.a. Twenty/20 Visual Systems) (“Twenty/20”), a provider of point-of-sale and table management systems for full service restaurants. On October 31, 1997, the Company purchased all of the outstanding common stock of RapidFire Software, Inc. (“RapidFire Software”) and EquiLease Financial Services, Inc. (“EquiLease”), (collectively “RapidFire”), a leading provider of point-of-sale systems to the pizza industry and other delivery restaurants. On November 18, 1997, the Company purchased all of the outstanding common stock of Logic Shop, Inc. (“Logic Shop”), a provider of point-of-sale and back office management software to the automotive service center market.

6. GOODWILL AND OTHER INTANGIBLES, NET

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, was historically being amortized on the straight-line basis over five to seven years. On January 1, 2002, the Company adopted SFAS No. 142. Under this new statement, the Company no longer amortizes goodwill, but instead tests goodwill for impairment on at least an annual basis.

In accordance with SFAS No. 142 the Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during 2002 in accordance with SFAS No. 142 resulted in no impairment losses.

Changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows (in thousands):

RADIANT SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance, December 31, 2000	$ 9,776
Goodwill acquired	3,021
Amortization of goodwill	(2,282)

Balance, December 31, 2001	10,515
Goodwill acquired	2,006
Amortization of goodwill	—

Balance, December 31, 2002	$12,521

Intangible assets

A summary of the Company’s intangible assets as of December 31, 2002 and 2001 is as follows (in thousands):

	2002	2001

Software technology	$2,492	$2,119
Other	560	517

	3,052	2,636
Accumulated amortization	(897)	(444)

Total intangible assets, net	$2,155	$2,192

The Company is amortizing its acquired software technology over a period of no greater than five years. During the year ended December 31, 2002, the Company recorded $453,000 of amortization expense associated with such identifiable definite-lived intangible assets. Approximately $419,000 of the amortization of these assets is related to the acquired software technology and is included in system sales cost of revenues in the accompanying statements of operations.

Estimated amortization expense of identified intangible assets for the next five years is as follows (in thousands):

2003	$657
2004	651
2005	443
2006	266
2007	21

7. TRIYUMF ASSET AND OTHER LONG-TERM ASSETS

The components of the TriYumf Asset and other long-term assets at December 31, 2002 and 2001 is as follows (in thousands):

	2002	2001

TriYumf Asset and capitalized professional services costs	$9,420	$3,338
Other long-term assets	30	77

	$9,450	$3,415

On June 30, 2001 the Company and Yum! Brands, Inc. (“Yum! Brands”), formerly Tricon Restaurant Services Group, Inc., signed a contract evidencing a multi-year arrangement to implement the Company’s Enterprise Productivity Software in Yum! Brands’ company-owned restaurants around the world. Yum! Brands’ franchisees will also be able to subscribe to the software

RADIANT SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the same terms as the company-owned restaurants. As part of this agreement, the Company agreed to purchase from Yum! Brands its source code and object code for certain back office software (“TriYumf Asset”) previously developed by Yum! Brands for $20.0 million, $16.5 million of which is payable in specified annual installments through December 31, 2003. The remaining $3.5 million is payable on a pro rata basis based upon Yum! Brands’ acceptance and rollout of the Enterprise Productivity Software and fulfillment of its total target client store commitment. The Company agreed to purchase the TriYumf Asset for needs analysis purposes only and has no intention to complete coding on the TriYumf Asset or incorporate the TriYumf Asset into its Enterprise Productivity Software. Furthermore, Yum! Brands is not entitled to receive royalties from sales of the Enterprise Productivity Software, and the Company is entitled to a refund of a majority of its payments should Yum! Brands not install a requisite number of sites with the Enterprise Productivity Software, as prescribed in the agreement.

Based upon the substance of the Yum! Brands transaction, the Company is recording the TriYumf Asset as monies are paid (See further discussion at Note 11 Commitments and Contingencies). To date, all services revenues and related costs have been deferred. Upon commencement of the subscription period, the Company expects to reduce its contracted subscription and professional services revenues by the amortization of payments made by the Company for the TriYumf Asset over the five-year subscription period from initial rollout in accordance with EITF 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware and EITF 00-21, Revenue Arrangements with Multiple Deliverables and EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

During the years ended December 31, 2002 and 2001, the Company paid Yum! Brands $5.2 million and $2.8 million, respectively, for installment payments for the purchase of the TriYumf Asset and capitalized approximately $800,000 and $600,000, respectively, in personnel and other costs associated with the professional services. Professional services revenues associated with these costs of approximately $1.5 million in each of the years ended December 31, 2002 and 2001 were deferred.

8. ACCRUED LIABILITIES

The components of accrued liabilities at December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001

Accrued wages	$1,698	$1,473
Bonus and commissions payable	1,276	413
Other accrued liabilities	2,297	1,887

	$5,271	$3,773

9. LONG-TERM DEBT

On March 30, 2000 the Company and the former sole shareholder of RapidFire reached an agreement whereby the Company paid the former shareholder $200,000 and forgave a $1.5 million note receivable, and in return, was relieved in full of its indebtedness to the shareholder. This indebtedness consisted of a noninterest-bearing note with a lump-sum payment of $6.0 million due October 31, 2005 ($4.3 million at December 31, 1999) and was issued October 31, 1997 as part of the Company’s acquisition of RapidFire. As a result of this early extinguishment of debt, the Company recorded an extraordinary gain of approximately $2.5 million, net of taxes of $1.0 million, during 2000.

10. INCOME TAXES

The following summarizes the components of the income tax provision (benefit) (in thousands):

	2002	2001	2000

Current taxes:
Federal	$3,574	$—	$1,513
State	510	—	216

RADIANT SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign	339	$221	—
Deferred taxes	200	(38)	44

Income tax provision	$4,623	$183	$1,773

In addition to the above, the Company recorded tax expense of $1.0 million in 2000 related to the extraordinary gain from early extinguishment of debt.

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes. Reconciliation of these differences is as follows:

	2002	2001	2000

Statutory federal tax rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal tax benefit	5.0	(5.0)	5.0
Foreign taxes	1.8	90.0	—
Meals and Entertainment	.4	23.6	1.1
Research and development tax credit	—	—	(10.5)
Other	(.8)	0.7	(1.5)

	41.4%	74.3%	29.1%

The components of the net deferred tax asset as of December 31, 2002 and 2001 are as follows (in thousands):

	December 31, 2002		December 31, 2001

	Assets	Liabilities	Assets	Liabilities

Current:
Inventory reserve	$1,214	—	$916	—
Allowance for doubtful accounts	998	—	1,289	—
Other	—	$116	—	$288

Total current deferred taxes	$2,212	$116	$2,205	$288

Long term:
Net operating loss carryforward	$3,732	—	$5,117	—
Research tax credit	2,447	—	2,447	—
Foreign tax credit	369	—	—	—
Depreciation	2,637	—	2,091	—
Intangibles	3,224	—	3,745	—
Capitalized software	—	$6,741	—	$6,091
Other	—	343	—	1
Valuation allowance	(6,205)	—	(3,690)	—

Total long term deferred taxes	$6,204	$7,084	$9,710	$6,092

At December 31, 2002 and 2001, the Company had potential tax benefits of $6.2 million and $7.6 million, respectively, related to research and development tax credits and net operating loss carryforwards for income tax purposes. Significant management judgement is required in determining whether any valuation allowance should be recorded against the Company’s net deferred tax asset. During 2002 the Company’s management determined that it was appropriate to increase its valuation allowance on certain of its deferred tax assets. A valuation allowance of $6.2 and $3.7 million has been provided at December 31, 2002 and 2001, respectively, to offset the related deferred tax assets due to uncertainty of realizing the benefit of the loss carryforwards and tax credits. For the year ended December 31, 2002, the valuation allowance increased by $2.5 million primarily as a result of establishing allowances on the tax benefits for stock options exercised and certain foreign tax credits. This increase in the tax valuation allowance was determined to be appropriate in light of the added uncertainty of the market in which the Company operates. Despite the valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income.

RADIANT SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, the Company had federal net operating loss carryforwards of approximately $9.1 million. The net operating loss carryforwards are primarily attributable to tax deductions related to the exercise of stock options. Because stock option deductions are not recognized as an expense for financial purposes, the tax benefit for stock option deductions must be credited to additional paid-in capital. The tax losses and tax credit carryforwards (if not utilized against taxable income) expire from 2012 to 2021.

As of December 31, 2002, the Company has recorded a net deferred tax asset of approximately $1.2 million, comprised of approximately $2.1 million in net current deferred tax asset offset by a long-term deferred tax liability of approximately $880,000. Realization is dependent upon generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, equipment and certain vehicles under noncancelable operating lease agreements expiring on various dates through 2013. Total rent expense under operating leases was approximately $5.3 million, $4.9 million and $3.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. In January 2002, the Company extended two of its office leases through 2013 with an aggregate increase to the future minimum lease payments of $6.5 million. The Company leases various equipment and furniture under a four-year capital lease agreement. The capital lease runs until March 31, 2005. Aggregate future minimum lease payments under the capital lease and noncancelable operating leases as of December 31, 2002 are as follows (in thousands):

	Capital Leases	Operating Leases

2003	$551	$5,746
2004	551	4,716
2005	138	4,165
2006	—	3,938
2007	—	3,894
Thereafter	—	18,653

Total:	$1,240	$41,112

Less: Amount representing interest	89

Net present value of minimum lease payments	1,151

Less: Current portion of capital lease	491

Long-term portion of capital lease obligation	$660

Purchased Software Payments

As more fully described in Note 7, during 2001 the Company agreed to purchase from Yum! Brands its source code and object code for certain back office software previously developed by Yum! Brands for $20.0 million, $16.5 million of which is payable in specified annual installments through December 31, 2003. The remaining $3.5 million is payable on a pro rata basis based upon Yum! Brands’ acceptance and rollout of the Radiant Radiant 6e Enterprise Productivity Suite and fulfillment of its total target client store commitment. The remaining specified annual installment payments due are as follows (in thousands):

December 31, 2002	4,355
December 31, 2003	4,026

Total	$8,381

The December 31, 2002 payment of $4.4 million was made in January 2003. All penalties and additional interest expense were waived by Tricon. The annual installment payments are partially secured by an irrevocable letter of credit secured by the Company’s accounts receivable.

RADIANT SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employment Agreements

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

12. SHAREHOLDERS’ EQUITY

Stock

Stock Offerings

On March 3, 2000, the Company entered into an agreement with America Online, Inc. (“AOL”) and MovieFone, Inc., a subsidiary of AOL (“MF” or collectively, “AOL Moviefone”), to form a strategic relationship in the retail point-of-sale business. This relationship, among other aspects, entails a ten-year marketing and development agreement whereby the Company agreed to develop and manufacture point-of-sale systems and services for sale to the entertainment industry pursuant to MF’s specifications, which would make such point-of-sale systems interoperable with MF’s remote entertainment and event ticketing services. The relationship also contemplated future collaborative efforts between the companies. As part of this relationship, AOL purchased $10.0 million of the Company’s common stock at a price of $10 per share. In addition, AOL agreed to invest $25.0 million in a to-be-formed subsidiary of the Company to engage in consumer interactive businesses other than in the entertainment industry (e.g., interactive fuel and dispenser business and interactive restaurant self-ordering business). In return for its investment, AOL would receive a 15% equity interest in the form of preferred stock of this subsidiary. To the extent AOL did not invest $25.0 million in the to-be-formed subsidiary, AOL agreed to invest the balance in another to be formed subsidiary of the Company or purchase common stock of the Company at the then current market price.

On March 19, 2001, the Company and AOL amended this strategic relationship. Based on the new agreement, the Company’s theater exhibition point-of-sale and management systems solution became AOL Moviefone’s preferred offering in the cinema and entertainment industry. In addition, the Company agreed to support AOL Moviefone clients operating the MARS point-of-sale product. Additionally, both companies agreed not to pursue forming a subsidiary to address potential business-to-consumer applications over the Internet. AOL, as part of the amended agreement, agreed to fund an undisclosed amount of money to enable current MARS clients to upgrade to the Company’s systems and for the Company to perform certain professional services for AOL and certain MARS’ clients.

Stock Repurchase Program

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

In May 2001, the Board of Directors of the Company renewed this stock repurchase program whereby the Company was authorized to repurchase up to 1.0 million shares of common stock of the Company through May 2002. During 2001, the Company repurchased and subsequently retired approximately 725,000 shares at prices ranging from $5.27 to $18.67 per share, for total consideration of approximately $6.0 million. During the first quarter 2002, the Company repurchased and subsequently retired approximately 25,000 shares at prices ranging from $7.71 to $8.00 per share, for total consideration of approximately $196,000 under this program. In August 2002, the Board of Directors of the Company authorized a re-commencement of the Company’s stock repurchase program authorizing the repurchase of up to 1.0 million shares of its common stock through August 2003. The Company did not repurchase any shares under this plan in 2002.

RADIANT SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, the Company has repurchased and subsequently retired approximately 840,000 shares of its common stock, for total consideration of approximately $8.0 million under these repurchase programs.

Preferred Stock

In January 1997, the Company authorized 5,000,000 shares of preferred stock with no par value. The Company’s Board of Directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

Deferred Compensation

As part of the acquisition of Twenty/20 in 1997, the Company granted two employees options to purchase 140,000 shares of the Company’s common stock at an exercise price less than the fair market value of the Company’s common stock on the date of such grant. In connection with the issuance of 100,000 options, which vested immediately, the Company recorded a nonrecurring compensation charge of $1.2 million. Additionally, the Company recorded $303,500 as deferred compensation for the remaining 40,000 options that vested over four years, for the excess of the fair market value of the Company’s common stock on the date of grant over the aggregate exercise price of such options. The deferred compensation is being amortized ratably over the four-year vesting period. During 2001, approximately 19,000 of these options were cancelled due to the voluntary termination of the employee. Also during 1997, the Company issued certain employees options to purchase 26,500 of shares of the Company’s common stock at a price less than fair market value on the date of grant. Deferred compensation of $323,375 was recorded and is being amortized ratably over a four-year vesting period. At December 31, 2002 the Company has no further obligation under these option agreements.

13. EMPLOYEE BENEFITS

Stock-Based Compensations Plans

Employee Stock Purchase Plan

During 1998, the Company’s Board of Directors adopted and shareholders approved the 1998 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, an aggregate of 1,500,000 shares of common stock is reserved for purchase by qualified employees, at 85.0% of the appropriate market price. The ESPP provides that qualified employees may purchase shares at the lower of the market price in effect on the day the offering starts or the day the offering terminates. In 2002, 2001 and 2000, the Company issued approximately 57,000, 58,000 and 81,000 shares under the ESPP at an average price of $9.92, $11.82 and $19.00 per share, respectively.

Directors Stock Option Plan

During 1997, the Company’s Board of Directors adopted and shareholders approved the Non-Management Directors’ Stock Option Plan (the “Directors’ Plan”) for non-management directors of the Company, under which the Company may grant up to 150,000 options to nonemployee directors of the Company to purchase shares of the Company’s common stock. Options are granted at an exercise price, which is not less than fair value as referenced to quoted market prices. Initial grants to new directors are exercisable over three years, while annual grants are exercisable six months after the grant date. Options granted under the Plan expire ten years from the date of grant. On April 24, 2002, the Plan was amended to increase the number of options available for grant under the Plan to 300,000 shares, as well as to increase the grant to a non-employee director upon initial appointment to 25,000 from 15,000 and the yearly grant to 10,000 from 5,000. During 2002, the Company granted 55,000 options under the Directors’ Plan. At December 31, 2002 the Company has granted 185,000 options under the Directors’ Plan, of which 7,500 have been exercised and none have been cancelled.

1995 Stock Option Plan

The Company’s 1995 Stock Option Plan (the “Plan”), as amended, was approved by shareholders and provides for the issuance of up to 13,000,000 incentive and nonqualified stock options to key employees. Options are granted at an exercise price which is not less than fair value as estimated by the Board of Directors and become exercisable as determined by the Board of Directors, generally over a period of four to five years. Options granted under the Plan expire ten years from the date of grant. At December 31, 2002, options to purchase 1,085,568 shares of common stock were available for future grant under the Plan. From 1995 through 2002, the Company has granted a cumulative 818,535 nonqualified stock options outside the Plan, of which, 539,235 have been cancelled and 279,300 have been exercised.

On October 24, 2001, the Company announced a voluntary stock option exchange program for the benefit of its employees. Under the program, employees were offered the opportunity, if they elected to cancel certain outstanding stock options

RADIANT SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

previously granted to them for new stock options to be granted no earlier than May 29, 2002. On November 23, 2001, 772,810 options at an average exercise price of $21.80 were cancelled. The exchange program was designed to comply with applicable accounting standards and, accordingly, no compensation charges related to this program are expected to result. Members of the Company’s Board of Directors, executive officers, and certain other members of the senior management team were not eligible to participate in this program. On May 29, 2002, the grant date, all employees who elected to cancel options in the previous year received one new stock option for each stock option cancelled at the fair market value of $14.11.

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

Stock option activity for each of the three years ended December 31, 2002 is as follows (in thousands, except weighted average exercise price):

	2002		2001		2000

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	5,405	$11.26	4,811	$13.36	5,216	$7.91
Granted	2,451	11.27	2,591	10.49	1,257	25.16
Canceled	(465)	15.40	(1,491)	19.48	(452)	13.84
Exercised	(318)	4.09	(506)	3.34	(1,210)	2.14

Outstanding at end of year	7,073	$11.31	5,405	$11.26	4,811	$13.36

Options exercisable at end of year	2,691	$10.73	1,721	$10.17	1,394	$7.65

The following table sets forth the range of exercise prices, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date (in thousands, except weighted average price and remaining contractual life):

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Of Shares	Weighted Average Exercise Price

$0.67-$4.92	1,001	$3.99	4.63	886	$3.94
$5.63-$7.00	1,237	5.86	8.62	530	5.83
$7.29-$9.33	1,545	8.77	8.55	276	7.53
$9.70-$15.27	1,581	12.76	8.98	158	11.14
$15.40-$45.58	1,709	20.50	7.50	841	21.94

Total	7,073	$11.31		2,691	$10.73

RADIANT SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Disclosure

The following table presents pro forma net income and basic and diluted earnings (loss) per share as if compensation expense had been recognized for stock options granted in the three-year period ended December 31, 2002, as determined under the fair value method using the Black-Scholes options pricing model, and includes the effect of shares issued under the ESPP. Option valuation models such as the Black-Scholes model require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The pro forma effect on net income (loss) of Statement No. 123 is not representative of the pro forma effect on net income (loss) in future years. The weighted average Black-Scholes value per option granted in 2002, 2001 and 2000 was $8.78, $6.39 and $16.97, respectively.

	2002	2001	2000

Net income (loss) as reported	$6,541	$(428)	$ 5,261
Less: stock-based compensation expense, net of related tax effects	8,352	4,170	7,905

Pro forma net loss	$(1,811)	$(4,598)	$(2,644)

Basic earnings (loss) per share — as reported	$0.24	$(0.02)	$ 0.24

Diluted earnings (loss) per share — as reported	$0.23	$(0.02)	$ 0.23

Basic loss per share — pro forma	$(0.07)	$(0.17)	$ (0.10)

Diluted loss per share — pro forma	$(0.06)	$(0.17)	$ (0.09)

Assumptions:
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	95.0%	93.0%	90.0%
Risk-free interest rate	2.25%	4.50%	5.75%
Expected life of option	4.5 years	4.0 years	4.0 years

Employee Benefit Plan

The Company has a 401(k) profit-sharing plan (the “401(k) Plan”) available to all employees of the Company who have attained age 21. The 401(k) Plan includes a salary deferral arrangement pursuant to which employees may contribute a minimum of 1.0% and a maximum of 15.0% of their salary on a pretax basis. The Company may make both matching and additional contributions at the discretion of the Company’s Board of Directors. The Company made contributions of $0, $598,000 and $372,000 during 2002, 2001 and 2000, respectively.

14. RELATED-PARTY TRANSACTIONS

During 2001, five shareholders comprised of four non-officer employees and one officer, received loans in the aggregate amount of approximately $1.2 million. The loans bore interest at 5.5% and were payable in certain specified increments with final payment due April 2002. Two of these loans totaling $370,000, along with accrued interest, were paid in full during 2001. During 2002, the remaining loans, along with accrued interest, were paid in full. As of December 31, 2002, the Company has no remaining outstanding loans to any employees or officers of the Company. Interest income recorded during 2002, 2001 and 2000 related to the notes was approximately $27,000, $31,000 and $11,000, respectively.

15. SEGMENT REPORTING DATA

The Company operates under one business unit, providing enterprise technology solutions for managing site operations of retail and hospitality businesses. To date, the Company’s product applications have been focused on the petroleum and convenience store, hospitality and food service, and entertainment markets, as these markets require many of the same product features and functionality. The Company distributes its technology both within the United States of America and internationally.

For the year ended December 31, 2000, revenues derived from international sources were $3.7 million. As international revenues were immaterial to total revenues, the Company did not consider its international operations as a separate segment.

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

RADIANT SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The General Retail and Other segment includes sales to other industries the Company serves including as general retail, certain unallocated corporate operating expenses and the elimination of intersegment sales.

The summary of the Company’s operating segments is as follows (in thousands):

	For the year ended December 31, 2002

	Petroleum/ Convenience Store	Hospitality And Food Service	Entertainment	International	General Retail and Other	Consolidation

Revenues	$61,871	$29,597	$23,015	$21,639	$10,035	$146,157
Contribution margin	20,311	2,777	8,155	7,911	(522)	38,632
Development and corporate allocations	9,956	4,391	3,885	5,333	4,657	28,222
Operating income (loss)	10,355	(1,614)	4,270	2,578	(5,179)	10,410
Goodwill	5,249	2,252	239	4,781	—	12,521
Other identifiable assets (1)	14,884	19,276	3,724	5,815	89,036	132,735

	For the year ended December 31, 2001

	Petroleum/ Convenience Store	Hospitality And Food Service	Entertainment	International	General Retail and Other	Consolidation

Revenues	$57,155	$32,452	$24,392	$13,379	$4,601	$131,979
Contribution margin	13,438	(32)	8,022	5,659	(2,220)	24,867
Development and corporate allocations	9,505	4,610	5,001	4,896	1,369	25,381
Non-recurring charges	—	1,023	—	—	221	1,244
Operating income (loss)	3,933	(5,665)	3,021	763	(3,810)	(1,758)
Goodwill	5,249	2,252	239	2,775	—	10,515
Other identifiable assets (1)	13,169	9,617	3,930	5,430	82,501	114,647

	For the year ended December 31, 2000

	Petroleum/ Convenience Store	Hospitality And Food Service	Entertainment	International	General Retail and Other	Consolidation

Revenues	$68,882	$32,318	$22,994	—	$3,850	$128,044
Contribution margin	21,858	738	6,400	—	(751)	28,245
Development and corporate allocations	13,879	6,481	3,719	—	372	24,451
Operating income (loss)	7,979	(5,743)	2,681	—	(1,123)	3,794
Goodwill	6,237	3,131	408	—	—	9,776
Other identifiable assets (1)	5,584	15,744	3,471	—	96,686	121,485

   (1)    Identifiable assets allocated between the segments are comprised primarily of accounts receivable and intangible assets. All assets included in the Other segment are shared among all segments.

RADIANT SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (unaudited)

The following tables set forth certain unaudited financial data for each of the Company’s last eight calendar quarters. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	Quarter ended

	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002

	(In thousands, except per share data)
Revenues:
System sales	$17,128	$19,991	$19,186	$25,127
Client support, maintenance and other services	14,160	16,716	17,761	16,088

Total revenues	31,288	36,707	36,947	41,215
Cost of revenues:
System sales	7,834	10,973	10,275	14,266
Client support, maintenance and other services	8,529	9,338	10,346	10,787

Total cost of revenues	16,363	20,311	20,621	25,053

Gross profit	14,925	16,396	16,326	16,162
Operating expenses:
Product development	3,462	3,867	3,777	3,364
Sales and marketing	4,807	5,342	5,600	5,392
Depreciation and amortization	1,332	1,293	1,210	1,162
General and administrative	2,912	3,281	3,200	3,398

Income from operations	2,412	2,613	2,539	2,846
Interest income, net	205	155	185	209

Income before income taxes	2,617	2,768	2,724	3,055
Income tax provision	1,120	1,275	1,106	1,122

Net income	$1,497	$1,493	$1,618	$1,933

Income per share:
Basic income per share	$0.05	$0.05	$0.06	$0.07

Diluted income per share	$0.05	$0.05	$0.06	$0.07

Weighted average shares outstanding:
Basic	27,560	27,593	27,872	27,989

Diluted	29,006	29,376	28,917	29,143

RADIANT SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter ended

	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001

	(In thousands, except per share data)
Revenues:
System sales	$20,499	$19,496	$13,862	$17,411
Client support, maintenance and other services	13,498	16,953	15,268	14,992

Total revenues	33,997	36,449	29,130	32,403
Cost of revenues:
System sales	10,496	10,797	8,272	9,234
Client support, maintenance and other services	8,983	9,585	10,387	9,088

Total cost of revenues	19,479	20,382	18,659	18,322

Gross profit	14,518	16,067	10,471	14,081
Operating expenses:
Product development	2,454	2,791	2,781	3,208
Sales and marketing	4,715	5,322	5,268	4,413
Depreciation and amortization	2,324	2,456	2,457	2,406
Acquisition and other non-recurring charges	1,023	—	—	221
General and administrative	3,998	4,289	3,746	3,023

Income (loss) from operations	4	1,209	(3,781)	810
Interest income, net	573	435	289	216

Income (loss) before income taxes	577	1,644	(3,492)	1,026
Income tax provision (benefit)	202	658	(1,222)	546

Net income (loss)	$375	$986	$(2,270)	$480

Income (loss) per share:
Basic income (loss) per share	$0.01	$0.04	$(0.08)	$0.02

Diluted income (loss) per share	$0.01	$0.03	$(0.08)	$0.02

Weighted average shares outstanding:
Basic	27,674	27,747	27,785	27,535

Diluted	29,442	29,697	27,785	28,645

Net income per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 18, 2002, the Company dismissed its independent auditors, Arthur Andersen LLP, and on the same date engaged Deloitte & Touche LLP as its independent auditors for the fiscal year ending December 31, 2002. Each of these actions was approved by the Audit Committee of the Company.

Arthur Andersen LLP audited the financial statements for the Company for the fiscal years ended December 31, 2001 and December 31, 2000. Neither of the audit reports of Arthur Andersen LLP for those years contained any adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits for the fiscal years ended December 31, 2001 and 2000 and for the unaudited interim period ended March 31, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statement disclosure, or audit procedure or scope which disagreement, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in its report.

Further, prior to the engagement of Deloitte & Touche LLP, neither the Company nor any of its representatives sought the advice of Deloitte & Touche LLP regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company’s financial statements, which advice was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

In connection with the audit of the fiscal year ended December 31, 2001 and for the unaudited interim period ended March 31, 2002, Arthur Andersen LLP did not advise the Company that:

(i)       internal controls necessary for the Company to develop reliable financial statements did not exist;

(ii)      information had come to its attention that led it to no longer be able to rely on management’s representations, or that made it unwilling to be associated with the financial statements prepared by management; or

(iii)     there existed a need to expand significantly the scope of its audit, or that information had come to its attention that if further investigated might materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that might prevent it from rendering an unqualified audit report on those financial statements).

The Company provided Arthur Andersen LLP with a copy of the foregoing disclosures and requested Arthur Andersen LLP to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. In July 2002, the Company was advised that Arthur Andersen no longer had the ability to provide such letters, and therefore the Company relied on the provisions of Item 304T(b)(2) to excuse its inability to comply with the requirements of Item 304(a)(3).

PART III

Items 10, 11, 12 (except as provided below) and 13 will be furnished by amendment hereto on or prior to April 30, 2003 or the Company will otherwise have filed a definitive proxy statement involving election of directors pursuant to Regulation 14A which will contain such information.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In January 2002 the Securities and Exchange Commission adopted new rules for the disclosure of equity compensation plans. The purpose of the new rules is to summarize the potential dilution that could occur from past and future equity grants under all equity compensation plans. The following provides tabular disclosure of the number of securities to be issued upon exercise of outstanding options, the weighted average exercise price of oustanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories—plans that have been approved by shareholders and plans that have not:

Equity Compensation Plans	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Approved by shareholders:
1995 Stock Option Plan	6,895	$11.30	1,080
1997 Directors Stock Option Plan	178	$11.83	122
1998 Employee Stock Option Plan	—	—	954

	7,073	$11.31	2,156
Not approved by shareholders:	—	—	—

	7,073	$11.31	2,156

Item 14.          Controls and Procedures

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls on a quarterly basis. In March 2003 (the evaluation date related to this annual report on Form 10-K for the year ended December 31, 2002) management, including the Company’s principal executive and principal financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures, and, based on its evaluation, the principal executive and principal financial officer have concluded that these controls and procedures are operating effectively in timely alerting them to material information relating to the Company required to be included in the Company’s Securities and Exchange Commission filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management ‘s evaluation. Management noted no significant deficiencies or material weaknesses in the design or operation of the Company’s internal controls and the Company’s auditors were so advised.

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

PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)

1.        Financial Statements. The following consolidated financial statements, together with the applicable reports of independent public accountants, have been filed as Item 8 in Part II of this Report:

Independent Auditors’ Report

Report of Independent Public Accountants

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended
December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity for the
years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended
December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2.        Financial Statement Schedules.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

All other schedules for which prevision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions are inapplicable, or the require information is included elsewhere in the financial statements.

SCHEDULE II

RADIANT SYSTEMS, INC AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts for the year ended (in thousands)	Balance At Beginning Of Period	Additions Charged To Operations	Deductions	Other Additions	Balance At End Of Period

December 31, 2000	$1,375	$752	$327	$200	$2,000
December 31, 2001	2,000	408	253	72	2,227
December 31, 2002	2,227	605	235	—	2,597

3.        Exhibits.

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (referred to herein as “2/97 S-1”), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (referred to herein as “6/97 S-1”), (iii) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-41291 (referred to herein as “1997 S-8”), (iv) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-62157 (referred to herein as “1998 S-8”), (v) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-62151 (referred to herein as “ESPP S-8”), (vi) the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-22065 (referred to herein as “1998 10-K”), (vii) the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the “March 2000 10-Q”) (viii) the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”), (ix) the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “March 2001 10-Q”), and (x) the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “June 2001 10-Q”). Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

Exhibit Number	Description of Exhibit

*3. (i)	Amended and Restated Articles of Incorporation (2/97 S-1)

*3. (ii)	Amended and Restated Bylaws (2/97 S-1)

*4.1	Specimen Certificate of Common Stock (2/97 S-1)

*10.1	Form of License, Support and Equipment Purchase Agreement (2/97 S-1)

*10.2	Employee Stock Purchase Plan (ESPP S-8, Exhibit 10.1)

*10.3	Amended and Restated 1995 Stock Option Plan (2/97 S-1)

*10.3	Amendment No. 1 to Amended and Restated 1995 Stock Option Plan (1997 S-8)

*10.3.2	Amendment No. 2 to Amended and Restated 1995 Stock Option Plan (1998 S-8)

*10.4	Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.4.1	Amendment No. 1 to Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.4.2	Amendment No. 2 to Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.5	Lease Agreement dated November 12, 1997 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road) (1998 10-K)

*10.5.1	Amendment No. 1 to Lease Agreement dated November 12, 1997 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road) (1998 10-K)

*10.10	Software License, Support and Equipment Purchase Agreement dated May 27, 1994, as amended, by and between the Registrant and Emro Marketing Company (2/97 S-1)

*10.13	Non-Management Directors’ Stock Option Plan (6/97 S-1)

*10.14	Securities Purchase Agreement dated as of March 3, 2000 by and between Radiant Systems, Inc. and America Online, Inc. (March 2000 10-Q)

*10.15	Marketing and Development Agreement dated as of March 3, 2000 by and among Radiant Systems, Inc. America Online, Inc. and AOL Moviefone, Inc. (March 2000 10-Q)**

*10.16	Asset Purchase Agreement dated June 14, 2000 by and between Radiant Systems, Inc. and Hewlett-Packard Company and Verifone, Inc. (June 2000 10-Q)

*10.17	Amendment No. 1 to Asset Purchase Agreement dated as of June 22, 2000 by and among Radiant Systems, Inc., Hewlett-Packard Company and Verifone, Inc. (June 2000 10-Q)

*10.18	Services Agreement dated March 19, 2001 by and between Radiant Systems, Inc., America Online, Inc. and Moviefone, Inc. (March 2001 10-Q)**

*10.19	Amendment to Marketing and Development Agreement and Stock Purchase Agreement dated as of March 19, 2001 by and among Radiant Systems, Inc., America Online, Inc. and

Moviefone, Inc. (March 2001 10-Q)

*10.20	Asset Purchase and License Agreement dated June 30, 2001 by and between Radiant Systems, Inc. and Tricon Restaurant Services Group. (June 2001 10-Q)**

*21.1	Subsidiaries of the Registrant (1998 10-K)

23.1	Consent of Deloitte & Touche LLP

23.2	Notice of inability to obtain consent of Arthur Andersen LLP

99.1	Certification of Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    **    Confidential treatment has been granted for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with this rule, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Alpharetta, State of Georgia on March 28, 2002.

RADIANT SYSTEMS, INC.
By:	/s/ EREZ GOREN

Erez Goren Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EREZ GOREN	Co-Chairman of the Board and Co-Chief Executive Officer (principal executive officer)	March 28, 2003

Erez Goren

/s/ ALON GOREN	Co-Chairman of the Board and Chief Technology Officer	March 28, 2003

Alon Goren

/s/ JOHN H. HEYMAN	Co-Chief Executive Officer and Director	March 28, 2003

John H. Heyman

/s/ MARK E. HAIDET	Chief Financial Officer (principal financial officer)	March 28, 2003

Mark E. Haidet

/s/ PAUL J. ILSE	Vice President of Finance (principal accounting officer)	March 28, 2003

Paul J. Ilse

/s/ MICHAEL Z. KAY	Director	March 28, 2003

Michael Z. Kay

/s/ JAMES S. BALLOUN	Director	March 28, 2003

James S. Balloun

/s/ J. ALEXANDER DOUGLAS, JR.	Director	March 28, 2003

J. Alexander Douglas, Jr.

CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, Erez Goren, certify that:

1.         I have reviewed this annual report on Form 10-K of Radiant Systems, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ EREZ GOREN

Erez Goren Co-Chief Executive Officer

CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, John H. Heyman, certify that:

1.         I have reviewed this annual report on Form 10-K of Radiant Systems, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ JOHN H. HEYMAN

John H. Heyman Co-Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Mark E. Haidet, certify that:

1.         I have reviewed this annual report on Form 10-K of Radiant Systems, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ MARK E. HAIDET

Mark E. Haidet Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

23.1	Consent of Deloitte and Touche LLP

23.2	Notice of inability to obtain consent of Arthur Andersen LLP

99.1	Certification of Chief-Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.