Form 10-K/A
period 2002-12-31
RADIANT SYSTEMS INC
filed 2003-04-30
CIK 845818

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

of the Securities Exchange Act of 1934:

Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☒     No ☐

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (13,962,588 shares) on June 28, 2002 was approximately $181,932,522 based on the closing price ($13.03) of the registrant’s common stock as reported on the Nasdaq National Market on that date. For the purposes of this response, officers, directors and holders of 10% or more of the registrant’s common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of March 14, 2003: 28,075,937 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

The following Items are amended hereby:

Item 10.	Directors and Executive Officers of the Registrant.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions.

Item  10.    Directors and Executive Officers of the Registrant.

The executive officers and directors of the Company are as follows:

Name	Age	Position Held

Erez Goren	39	Co-Chairman of the Board and Chief Executive Officer

Alon Goren	37	Co-Chairman of the Board and Chief Technology Officer

John H. Heyman	42	Co-Chief Executive Officer and Director

Mark E. Haidet	35	Chief Financial Officer

Andrew S. Heyman	39	Executive Vice President

Carlyle M. Taylor	49	Executive Vice President

James S. Balloun	65	Director

J. Alexander Douglas, Jr.	41	Director

Michael Z. Kay	63	Director

Executive officers are appointed by the Board of Directors of the Company and hold office at the pleasure of the Board. Executive officers devote their full time to the affairs of the Company.

Erez Goren has served as Co-Chairman of the Board and Chief Executive Officer of the Company since its inception in 1985 and as its President from 1985 to October 1996. Mr. Goren attended State University of New York at Stony Brook prior to devoting his full time and energy to the Company. He is the brother of Alon Goren. Mr. Goren is a Class I Director whose term expires at the 2003 Annual Meeting of Shareholders.

Alon Goren has served as Co-Chairman of the Board and Chief Technology Officer of the Company since its inception in 1985. Mr. Goren has a B.S. in Computer Systems Engineering from Rensselaer Polytechnic Institute. He is the brother of Erez Goren. Mr. Goren is a Class I Director whose term expires at the 2003 Annual Meeting of Shareholders.

John H. Heyman has served as Executive Vice President and Chief Financial Officer of the Company since September 1995, and as Co-Chief Executive Officer since January 2002. He has served as a director of the Company since June 1996. He formerly served as Chief Financial Officer from 1995 until January 2003. Mr. Heyman also serves as President—Radiant Ventures. Mr. Heyman served as Vice President and Chief Financial Officer of Phoenix Communications, Inc., a commercial printer, from March 1991 to August 1995. From 1989 to 1991, Mr. Heyman served as Vice President, Acquisitions of Forsch Corporation, a diversified manufacturing company. From 1983 to 1987, Mr. Heyman served in a variety of capacities with Arthur Andersen LLP, where he worked primarily with middle market companies and technology firms. Mr. Heyman has an M.B.A. from Harvard Business School and a B.B.A. degree in Accounting from the University of

Georgia. He is the brother of Andrew S. Heyman. Mr. Heyman is a Class II Director whose term expires in 2004.

Mark E. Haidet has served as Chief Financial Officer of the Company since January 2003. He joined Radiant in June of 1997 and has served in various leadership roles across the business operations. Prior to joining Radiant, Mr. Haidet served as a management consultant with Andersen Business Consulting, focusing on finance re-engineering and corporate performance management from December 1992 to June 1997. Previously, Mr. Haidet was a certified public accountant with Arthur Andersen’s financial audit practice. He has a bachelor of science degree in accounting from Miami University, Ohio.

Andrew S. Heyman has served as Executive Vice President of the Company since April 1998, and as Chief Operating Officer since January 2002. He formerly served as President – Industry Solutions until January 2002. He formerly served as Vice President—Convenience Store Division and Managing Director of the Radiant Solutions Group of the Company from January 1996 to April 1998. Prior to joining Radiant, Mr. Heyman served as a senior manager with Andersen Consulting from 1987 to December 1995. He holds a M.S. degree in Computer Information Systems from Georgia State University and a B.B.A. in Finance from the University of Georgia. He is the brother of John H. Heyman.

Carlyle M. Taylor has served as Executive Vice President of the Company since April 1998 and as President – Radiant Computer Products since January 2002. He formerly served as Vice President—Integration and Support of the Company from September 1995 to April 1998. Prior to joining Radiant, Mr. Taylor served in various capacities with NCR Corporation (formerly AT&T Global Information Solutions) in the retail information systems area from 1978 to September 1995, including most recently as Assistant Vice President of the scanner business unit. Mr. Taylor received a B.S. degree in Mathematics from North Carolina Wesleyan College.

James S. Balloun is the Chairman of the Board, President and Chief Executive Officer of Acuity Brands, Inc. He formerly served as Chairman of the Board and Chief Executive Officer of National Service Industries, Inc., a diversified service and manufacturing company, from February 1996 until the spin off of Acuity Brands, Inc. from National Service Industries, Inc. in December 2001, and as its President from October 1996 until the spin off of Acuity Brands. He was previously affiliated with the management consulting firm of McKinsey & Company, Inc., which he served as a Director from June 1976 until January 1996. Mr. Balloun has been a director of the Company since April 1997. Mr. Balloun is a director of Georgia Pacific Corporation and Wachovia Corporation. Mr. Balloun is a Class II Director whose term expires in 2004.

J. Alexander Douglas, Jr. has served as Executive Vice President and Chief Operating Officer of Coca-Cola North America since January 2000. Mr. Douglas joined the Coca-Cola Company in January 1988 as district sales manager in Coca-Cola Fountain, USA and held a variety of positions with increasing responsibility. In 1994, he was named Vice President for CCE Sales & Marketing Group, and in 1988 his responsibilities included the entire North American Field Sales & Marketing Groups. After graduating from the University of Virginia in 1983, Mr. Douglas began his career at The Procter & Gamble Company working in a variety of sales and sales management positions. Mr. Douglas has been a director of the Company since August 2001. Mr. Douglas is a Class III Director whose term expires in 2005.

Michael Z. Kay has served as Chairman of the Board of Magnatrax Corporation, a supplier of engineered products for construction industries since September 2001. From September 1991 to September 2001, Mr. Kay served as President and Chief Executive Officer of LSG Sky Chefs, the world’s largest inflight catering alliance. Mr. Kay served as Executive Vice President and Management Consultant of Charter Medical Corporation from May 1990 to May 1991. From 1964 to 1991, Mr. Kay held management positions within the hotel and hospitality industry, with several organizations including Portman Hotel Company, Omni International Hotels, Ltd., and Americana Hotels, Inc. Mr. Kay has been a director of the Company since April 2002. Mr. Kay also serves as director for National Service Industries, American Marketing Association Foundation, and City Cares. Mr. Kay is a Class III Director whose term expires in 2005.

Board of Directors

The Board of Directors of the Company consists of six directors, divided into three classes, with members of each class of directors serving for staggered three-year terms. The Company’s Board of Directors has three standing committees — the Audit Committee, the Compensation Committee and the Stock Option Committee.

The Audit Committee presently consists of James S. Balloun, J. Alexander Douglas, Jr. and Michael Z. Kay. The Audit Committee has been assigned the principal function of reviewing the internal and external financial reporting of the Company, reviewing the scope of the independent audit and considering comments by the auditors regarding internal controls and accounting procedures and management’s response to these comments.

The Compensation Committee presently consists of Erez Goren, James S. Balloun and J. Alexander Douglas, Jr. The Compensation Committee has been assigned the functions of approving and monitoring the remuneration arrangements for senior management.

The Stock Option Committee presently consists of James S. Balloun and Michael Z. Kay. The Stock Option Committee has been assigned the functions of administering the Company’s stock option plans and granting options thereunder.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than 10% of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except that each of Messrs. Balloun, Douglas and Kay failed to file on a timely basis one report relating to an option grant in December 2002.

Although it is not the Company’s obligation to make filings pursuant to Section 16 of the Securities Exchange Act of 1934, the Company has adopted a policy requiring all Section 16 reporting persons to report to the Co-Chief Executive Officer of the Company prior to engaging in any transactions in the Company’s Common Stock.

Item 11.    Executive Compensation.

The following table presents certain information for the fiscal years ended December 31, 2002, 2001 and 2000 concerning compensation earned for services rendered in all capacities by the Company’s Co-Chief Executive Officers and the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the year ended December 31, 2002 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation Awards
		Salary($)		Bonus($)	Securities Underlying Options(#)
Erez Goren Co-Chairman and Co-Chief Executive Officer	2002 2001 2000	$35,386 111,085 92,500	(3)	$45,000 13,252 66,250	55,000 110,230 —

Alon Goren Co-Chairman and Chief Technology Officer	2002 2001 2000	$33,411 110,785 92,500	(3)	$45,000 13,012 66,250	60,000 111,010 —
John H. Heyman Co-Chief Executive Officer(1)	2002 2001 2000	$35,382 118,368 68,135	(3)	$65,000 13,232 67,937	117,500 110,295 —

Mark E. Haidet Chief Financial Officer(2)	2002 2001 2000	$99,313 125,129 129,423	(3)	$39,220 65,529 75,710	7,500 48,520 —

Andrew S. Heyman Executive Vice President	2002 2001 2000	$35,223 124,132 111,923	(3)	$109,093 13,228 68,750	40,000 110,308 —

Carlyle M. Taylor Executive Vice President	2002 2001 2000	$31,731 123,462 111,923	(3)	$49,338 43,846 68,750	25,000 102,050 —

(1)	Mr. Heyman also served as Chief Financial Officer until January 2003.
(2)	Mr. Haidet was elected as Chief Financial Officer in January 2003.
(3)	In conjunction with the Company’s efforts to reduce its operating costs, in the fourth quarter of 2001, the Company initiated a change in compensation to its senior management team, including the Named Executive Officers. Under this plan, each individual was granted a certain number of stock options in return for a specified reduction in salary compensation. During the fourth quarter of 2002, salaries previously forfeited by the Company’s senior management team, including the Named Executive Officers, were reinstated.

The following table provides certain information concerning individual grants of stock options under the Company’s stock option plans made during the year ended December 31, 2002 to the Named Executive Officers:

Option Grants in Last Fiscal Year

	Individual Grants
Name	Number of Options Granted(1)(#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($ Per Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%

Erez Goren	42,872 12,128	2.2%	$9.33 9.33	4/15/12 4/15/12	$251,555 71,162	$637,490 180,338

Alon Goren	42,872 17,128	2.4%	$9.33 9.33	4/15/12 4/15/12	$251,555 100,500	$637,490 254,687

John H. Heyman	29,580 87,920	4.8%	$9.33 9.33	4/15/12 4/15/12	$173,563 512,182	$439,843 1,297,969

Mark E. Haidet	7,500	0.3%	$9.33	4/15/12	$44,007	$111,522

Andrew S. Heyman	28,144 11,856	1.6%	$9.33 9.33	4/15/12 4/15/12	$165,137 69,566	$418,491 176,294

Carlyle M. Taylor	23,968 1,032	1.0%	$9.33 9.33	4/15/12 4/15/12	$140,634 6,055	$356,395 15,345

(1)	The options granted become exercisable in equal increments over a period of four years.
(2)	The dollar amounts under these columns represent the potential realizable value of each grant of option assuming that the market price of the Company’s Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of the Company’s Common Stock.

The following table provides certain information concerning options exercised during the year ended December 31, 2002 and the value of unexercised options held by the Named Executive Officers as of December 31, 2002.

	Aggregated Option Exercises in Last Fiscal Year
Name	Shares Acquired on Exercise (#)	Value Realized($)	Number of Unexercised Options at Fiscal Year End (#)		Value of Unexercised In- the-Money Options at Fiscal Year End($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Erez Goren	—	—	45,116	120,114	$174,764	$259,856
Alon Goren	—	—	45,506	125,504	176,324	262,916
John H. Heyman	—	—	118,273	207,021	245,579	302,300
Mark E. Haidet	—	—	64,887	54,882	170,918	123,571
Andrew S. Heyman	73,464	$352,908	185,461	165,153	562,239	451,459
Carlyle M. Taylor	—	—	116,651	107,897	235,594	250,690

(1)	Dollar values were calculated by determining the difference between the closing price of $9.63 per share of Common Stock, as reported by The Nasdaq Stock Market on December 31,2002, and the exercise price of the options.

Directors’ Fees

The Company’s present policy is not to pay any cash compensation to its directors. Each non-employee director of the Company receives an automatic grant of options to purchase 10,000 shares of Common Stock on the last business day of each fiscal year of the Company. Each non-employee director of the Company is also reimbursed for travel and other expenses incurred in connection with the performance of their duties.

In addition, all new non-employee directors of the Company receive a one-time grant of an option to purchase 25,000 shares of Common Stock at an exercise price equal to the fair market value of such stock on the date of grant, which options vest over a period of three years. All such options expire, unless previously exercised or terminated, ten years from the date of grant.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is currently comprised of Erez Goren, James S. Balloun and J. Alexander Douglas, Jr. With the exception of Erez Goren, who serves as Co-Chairman of the Board and Co-Chief Executive Officer of the Company, none of the members of the Compensation Committee served as an officer or employee of the Company or any of its subsidiaries during 2002. There were no material transactions between the Company and any of the members of the Compensation Committee during 2002.

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

401(k) Profit Sharing Plan

The Company maintains a 401(k) Profit Sharing Plan (the “401(k) Plan”) which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). In general, all employees of the Company, working at least 20 hours per week, and who have attained age 21 are eligible to participate on the first of the month following their hire date. The 401(k) Plan includes a salary deferral arrangement pursuant to which participants may contribute, subject to certain Code limitations, a minimum of 1.0% and a maximum of 80.0% of their salary on a pre-tax basis (up to $12,000 per year). Subject to certain Code limitations, the Company may make both matching and additional contributions at the discretion of the Board of Directors of the Company each year. The Company made no contributions during 2002. (The Company match was suspended in November, 2001.) A separate account is maintained for each participant in the 401(k) Plan. The portion of a participant’s account attributable to his or her own contributions is 100% vested. Distributions from the 401(k) Plan may be made in the form of a lump-sum cash payment.

Stock Option Plans

1995 Stock Option Plan.    On December 20, 1995, the Company’s directors and shareholders adopted the 1995 Stock Option Plan (the “Plan”) for employees who are contributing significantly to the business of the Company or its subsidiaries as determined by the Company’s Board of Directors or the committee administering the Plan. The Plan currently provides for the grant of incentive and non-qualified stock options to purchase up to 13,000,000 shares of Common Stock at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plan.

The option exercise price of incentive stock options must be at least 100% (110% in the case of a holder of 10% or more of the Common Stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Incentive stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. Options granted under the Plan typically vest over a period of four to five years. As of April 25, 2003, options to purchase 6,825,539 shares of Common Stock were outstanding pursuant to the Plan. In addition, non-qualified options to purchase 177,500 shares of Common Stock have been granted by the Company outside of the Plan and remain outstanding.

During 2002, options to purchase 305,000 shares were issued under the Plan to the Named Executive Officers. See “Executive Compensation.”

Directors Plan.    The Company’s directors and shareholders have adopted the Non-Management Directors’ Stock Option Plan (the “Directors Plan”). The purpose of the Directors Plan is to secure for the Company the benefits of the additional incentive inherent in the ownership of Common Stock by non-employee directors of the Company and to help the Company secure and retain the services of such non-employee directors. The Directors Plan is intended to be a self-governing formula plan. To this end, the Directors Plan requires minimal discretionary action by any administrative body with regard to any transaction under the Directors Plan. Eligible persons under the Directors Plan are directors of the Company who are not employees of the Company or any affiliate of the Company (“Outside Directors”). A maximum of 300,000 shares of Common Stock have been reserved by the Company for issuance pursuant to options under the Directors Plan, which number is subject to adjustment in certain circumstances in order to prevent dilution or enlargement. Each Outside Director is granted an option to purchase 25,000 shares of Common Stock upon joining the Board of Directors of the Company. Thereafter, each person who is an Outside Director as of the last business day of each fiscal year during the term of the Directors Plan shall receive an option to purchase 10,000 shares of Common Stock as of such date.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of April 30, 2003 by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock; (ii) each director of the Company; (iii) each Named Executive Officer (as defined herein); and (iv) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Shares Beneficially Owned (1)		Percent of Class

Erez Goren(2)	5,060,280	(3)	18%

Alon Goren(2)	4,933,860	(4)	17.5%

John H. Heyman	531,382	(5)	1.9%

Andrew S. Heyman	356,098	(6)	1.3%

Carlyle M. Taylor	214,470	(7)	*

James S. Balloun	92,500	(8)	*

Mark E. Haidet	83,197	(9)	*

J. Alexander Douglas, Jr.	10,000	(10)	*

Michael Z. Kay	8,334	(11)	*

Credit Suisse Asset Management, LLC	3,346,400	(12)	11.9%

All directors and executive officers as a group (9 persons)	11,290,121	(13)	38.9%

*	Less than 1% of outstanding shares.
(1)	“Beneficial Ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within 60 days of May 1, 2003. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Pursuant to the Rules of the Securities and Exchange Commission, certain shares of the Company’s Common Stock that a beneficial owner has the right to acquire within 60 days pursuant to the exercise of stock options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2)	The business address of Erez Goren and Alon Goren is 3925 Brookside Parkway, Alpharetta, Georgia 30022.
(3)	Includes 93,980 shares of Common Stock subject to stock options that are currently exercisable.
(4)	Includes 96,010 shares of Common Stock subject to stock options that are currently exercisable.
(5)	Includes 186,545 shares of Common Stock subject to stock options that are currently exercisable.
(6)	Includes 264,364 shares of Common Stock subject to stock options that are currently exercisable.
(7)	Includes 168,299 shares of Common Stock subject to stock options that are currently exercisable.
(8)	Includes 55,000 shares of Common Stock subject to stock options that are currently exercisable.
(9)	Includes 81,959 shares of Common Stock subject to stock options that are currently exercisable.
(10)	Includes 10,000 shares of Common Stock subject to stock options that are currently exercisable.
(11)	Includes 8,334 shares of Common Stock subject to stock options that are currently exercisable.
(12)	Based on a Schedule 13G/A filed with the Commission on February 7, 2002 by Credit Suisse Asset Management, LLC. The Company makes no representation as to the accuracy or completeness of the information reported. The address of

Credit Suisse Asset Management, LLC is 466 Lexington Avenue, New York, New York 10017.

(13)	Includes 956,991 shares of Common Stock subject to stock options that are currently exercisable.

Equity Compensation Plan Information

In January 2002 the Securities and Exchange Commission adopted new rules for the disclosure of equity compensation plans. The purpose of the new rules is to summarize the potential dilution that could occur from past and future equity grants under all equity compensation plans. The following provides tabular disclosure of the number of securities (in thousands) to be issued upon exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories—plans that have been approved by shareholders and plans that have not:

Equity Compensation Plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Approved by shareholders:

1995 Stock Option Plan	6,895	$11.30	1,080
1997 Directors Stock Option Plan	178	$11.83	122
1998 Employee Stock Purchase Plan	—	—	954

	7,073	$11.31	2,156
Not approved by shareholders:	—	—	—

Total:	7,073	$11.31	2,156

Item 13.    Certain Relationships and Related Transactions.

In September 1998, the Company loaned $33,000 to Andrew S. Heyman, the Company’s Executive Vice President—Global Solutions. An additional $148,750 was loaned to Mr. Heyman during the first quarter of 1999. These loans bore interest at an annual rate of 5½% and were payable in certain specified increments beginning September 2001 with final payment due in April 2002, which was made in the amount of $198,187.On April 12, 2001, a new note for $591,000 was entered into by the Company and Mr. Heyman on the same terms, with a maturity of April 12, 2002, which was amended in March 2002 to extend the maturity to October 12, 2002 (the “April 2001 Loan”). The entire principal amount of the April 2001 Loan was paid in full on September 30, 2002. These loans were made to Mr. Heyman to fund certain of his personal expenses. As of September 29, 2002, an aggregate of $639,000 was owed by Mr. Heyman to the Company, which amount represents the largest aggregate amount of indebtedness outstanding since the beginning of 2002. As of December 31, 2002, the Company has no remaining outstanding loans to any employees, executive officers or directors.

SIGNATURES

In accordance with the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2003	RADIANT SYSTEMS, INC. By: /s/ EREZ GOREN Erez Goren Co-Chief Executive Officer

Date: April 30, 2003	RADIANT SYSTEMS, INC. By: /s/ JOHN H. HEYMAN John H. Heyman Co-Chief Executive Officer

CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, Erez Goren, certify that:

1. I	have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of Radiant Systems, Inc.;

2.    Based on my knowledge, this Amendment No. 1 to the Annual Report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Annual Report on Form 10-K;

3.    Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to the Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Annual Report on Form 10-K;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Annual Report on Form 10-K is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 1 to the Annual Report on Form 10-K (the “Evaluation Date”); and

c)    presented in the Annual Report on Form 10-K our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in the Annual Report on Form 10-K whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ EREZ GOREN Erez Goren Co-Chief Executive Officer

CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, John H. Heyman, certify that:

1.    I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of Radiant Systems, Inc.;

2.    Based on my knowledge, this Amendment No. 1 to the Annual Report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Annual Report on Form 10-K;

3.    Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to the Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Annual Report on Form 10-K;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Annual Report on Form 10-K is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 1 to the Annual Report on Form 10-K (the “Evaluation Date”); and

c)    presented in the Annual Report on Form 10-K our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in the Annual Report on Form 10-K whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ JOHN H. HEYMAN John H. Heyman Co-Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Mark E. Haidet, certify that:

1.    I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of Radiant Systems, Inc.;

2.    Based on my knowledge, this Amendment No. 1 to the Annual Report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Annual Report on Form 10-K;

3.    Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to the Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Annual Report on Form 10-K;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Annual Report on Form 10-K is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 1 to the Annual Report on Form 10-K (the “Evaluation Date”); and

c)    presented in the Annual Report on Form 10-K our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in the Annual Report on Form 10-K whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ MARK E. HAIDET Mark E. Haidet Chief Financial Officer