Form 10-Q
period 2003-03-31
RADIANT SYSTEMS INC
filed 2003-05-15
CIK 845818

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2003	Commission File Number: 0-22065

RADIANT SYSTEMS, INC.

(Exact name of registrant as specified in its charter),

Georgia	11-2749765

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3925 Brookside Parkway, Alpharetta, Georgia	30022

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	(770) 576-6000

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The number of the registrant’s shares outstanding as of May 9, 2003 was 27,593,899.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

RADIANT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$42,394	$43,382
Accounts receivable, net of allowances for doubtful accounts of $2,433 and $2,597, respectively	21,828	31,167
Inventories	14,903	13,542
Other short-term assets	4,288	4,122

Total current assets	83,413	92,213
Property and equipment, net	12,323	11,948
Software development costs, net	17,168	16,969
Goodwill, net	12,521	12,521
Intangible assets, net	1,939	2,155
TriYumf Asset and other long-term assets	14,071	9,450

	$141,435	$145,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,020	$9,741
Accrued liabilities	6,811	5,271
Client deposits and unearned revenue	11,336	10,509
Current portion of long-term debt	499	491

Total current liabilities	25,666	26,012
Client deposits and unearned revenue, less current portion	3,590	2,994
Deferred tax liability	880	880
Long-term debt, less current portion	532	660

Total liabilities	30,668	30,546
Shareholders’ equity
Common stock, $0.00001 par value; 100,000,000 shares authorized; 27,964,425 and 28,021,689 shares issued and outstanding, respectively	0	0
Additional paid-in capital	116,030	116,752
Accumulated deficit	(5,263)	(2,042)

Total shareholders’ equity	110,767	114,710

	$141,435	$145,256

The accompanying notes are an integral part of these condensed consolidated financial statements

RADIANT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the three months ended

	March 31, 2003	March 31, 2002

Revenues:
System sales	$13,661	$17,128
Client support, maintenance and other services	15,846	14,160

Total revenues	29,507	31,288
Cost of revenues:
System sales	8,076	7,834
Client support, maintenance and other services	11,426	8,529

Total cost of revenues	19,502	16,363

Gross profit	10,005	14,925
Operating expenses:
Product development	3,389	3,462
Sales and marketing	4,737	4,807
Depreciation and amortization	1,114	1,332
Non-recurring charges	550	—
General and administrative	3,481	2,912

(Loss) income from operations	(3,266)	2,412
Interest income, net	151	206

(Loss) income before income tax provision	(3,115)	2,618
Income tax provision	106	1,120

Net (loss) income	$(3,221)	$1,498

Basic and diluted (loss) income per share:
Basic (loss) income per share	$(0.11)	$0.05

Diluted (loss) income per share	$(0.11)	$0.05

Weighted average shares outstanding:
Basic	28,011	27,560

Diluted	28,011	29,006

The accompanying notes are an integral part of these condensed consolidated financial statements

RADIANT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,221)	$1,498
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,632	2,243
Changes in assets and liabilities:
Accounts receivable	9,338	(4,465)
Inventories	(1,361)	1,211
Other assets	(181)	402
Accounts payable	(2,720)	452
Accrued liabilities	1,539	1,221
Client deposits and deferred revenue	1,424	(49)

Net cash provided by operating activities	7,450	2,513
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,567)	(504)
Purchase of TriYumf Asset and capitalized professional services costs	(4,607)	(5,250)
Capitalized software development costs	(1,423)	(1,913)

Net cash used in investing activities	(7,597)	(7,667)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of employee stock options	120	177
Repurchase of common stock	(879)	(196)
Principal payments under capital lease obligations	(120)	(112)
Proceeds from repayments of shareholder loans	—	100
Other	38	—

Net cash used in financing activities	(841)	(31)

Decrease in cash and cash equivalents	(988)	(5,185)
Cash and cash equivalents at beginning of period	43,382	33,924

Cash and cash equivalents at end of period	$42,394	$28,739

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18	$25

Income taxes	$174	$452

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements, the general instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Radiant Systems, Inc. (the “Company”) management, these condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary for fair presentation of the consolidated financial condition and results of operations for these periods.  The interim results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements as filed in its Annual Report on Form 10-K for the year ended December 31, 2002.

Net (Loss) Income Per Share

Basic net (loss) income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net (loss) income per share includes the dilutive effect of stock options.

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (in thousands):

	For the three months ended March 31,

	2003	2002

Average common shares outstanding	28,011	27,560
Dilutive effect of outstanding stock options	—	1,446

Average common shares outstanding assuming dilution	28,011	29,006

For the quarters ended March 31, 2003 and 2002, options to purchase approximately 4.4 and 2.1 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive.

Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”) which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements.

The Company will continue to account for stock compensation in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). The following table presents pro forma disclosures required by SFAS No. 148 of net income and basic and diluted earnings per share as if stock-based employee compensation had been recognized during the three months ended March 31, 2003 and 2002, as determined under the fair value method using the Black-Scholes pricing model.

	March 31, 2003	March 31, 2002

Net (loss) income as reported	$(3,221)	$1,498
Less: stock-based compensation expense, net of related tax effects	3,837	2,082

Pro forma net loss	$(7,058)	$(584)

Basic and diluted (loss) earnings per share — as reported	$(0.11)	$0.05

Basic and diluted (loss) per share — pro forma	$(0.25)	$(0.02)

2.	Non-recurring Charges

In January 2001, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision to close these facilities was made to reduce costs and consolidate operations at the Company’s headquarters in Alpharetta, Georgia.  As a result of the closings, the Company recorded a non-recurring charge of approximately $1.0 million relating to severance and estimates of certain lease termination fees based on management’s estimation of time to re-lease the California facilities.  During the first quarter 2003, the Company recorded an additional non-recurring charge of $550,000.  This charge related to actual lease settlement fees associated with the closure of one of the California facilities, as well as an estimate of settlement fees associated with a second California facility.  The Company is currently in negotiations to cancel the remaining lease obligation in California and expects to finalize these discussions during the second quarter ending June 30, 2003. As negotiations were on going at March 31, 2003, the Company recorded the minimum amount of a probable range in the accompanying condensed consolidated financial statements.  While the closure of these facilities occurred prior to the issuance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), the accounting treatment is consistent with the provisions of SFAS No. 146.

3.	Acquisitions

In December 2002, the Company purchased the software source code from ICON Software Limited (“ICON”), a provider of software solutions for the entertainment and cinema industry. The transaction included the purchase of certain software technology source code and customer lists.  The purchase price consisted of approximately $410,000 in cash.  Intangibles of approximately $410,000 were recorded, which are being amortized over one year (See Note 4).

In May 2001, the Company acquired all the common stock of Breeze Software Proprietary Limited (“Breeze”), a leading provider of software applications for retailers in the Australian and Asia-Pacific marketplaces. The purchase price consisted of $1.7 million in cash and assumption of net liabilities of approximately $700,000.  Total consideration, including approximately $400,000 in transaction costs, was $2.8 million. Goodwill of approximately $2.8 million was recorded, which was being amortized over seven years (See Note 4).  The Company may pay additional consideration of cash and stock if certain earnings milestones are obtained. During the fourth quarter of 2001, specified earnings milestones were obtained for the period from the purchase date through December 31, 2001.  As such, the Company paid additional consideration of 25,000 shares of common stock for a total additional consideration of $287,500, which was allocated to goodwill.  During 2002, certain additional specified earnings milestones were obtained and the Company paid additional consideration of approximately 160,000 shares of common stock for a total additional consideration of approximately $2.0 million, which was allocated to goodwill.

4.	Goodwill and Other Intangibles, Net

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, was historically being amortized on the straight-line basis over five to seven years. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under this new statement, the Company no longer amortizes goodwill, but instead tests goodwill for impairment on at least an annual basis.

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

Intangible assets

A summary of the Company’s intangible assets as of March 31, 2003 and December 31, 2002 is as follows (in thousands):

	March 31, 2003	December 31, 2002

Software technology	$2,492	$2,492
Other	560	560

	3,052	3,052
Accumulated amortization	(1,113)	(897)

Total intangible assets, net	$1,939	$2,155

The Company is amortizing its acquired software technology over a period of no greater than five years.  During the three months ended March 31, 2003 and 2002, the Company recorded $216,000 and $113,000, respectively, of amortization expense associated with such identifiable definite-lived intangible assets. Approximately $208,000 and $107,000 of the amortization of these assets is related to the acquired software technology and is included in system sales cost of revenues in the accompanying statements of operations for the three months ended March 31, 2003 and 2002, respectively.

5.	TriYumf Asset and Other Long-Term Assts

The components of the TriYumf Asset and other long-term assets at March 31, 2003 and December 31, 2002 are as follows (in thousands):

	March 31, 2003	December 31, 2002

TriYumf Asset and capitalized professional services costs	$14,027	$9,420
Other long-term assets	45	30

	$14,072	$9,450

On June 30, 2001 the Company and Yum! Brands, Inc. (“Yum! Brands”), formerly Tricon Restaurant Services Group, Inc., signed a contract (the “Agreement”) evidencing a multi-year arrangement to implement the Radiant 6e Enterprise Productivity Suite (“Enterprise Software”) in Yum! Brands’ company-owned restaurants around the world under a subscription software arrangement.  Under the Agreement, the Company will host the Enterprise Software on behalf of Yum! Brands, but Yum! Brands does not have an unconditional right to receive a copy of the Enterprise Software or source code.  Yum! Brands’ franchisees will also be able to subscribe to the software under the same terms as the company-owned restaurants.  Upon implementation, Yum! Brands will pay the Company a monthly per site fee which will include the software subscription, support, maintenance and hosting fees. Additionally, under the Agreement Yum! Brands agreed to pay the Company approximately $5.0 million for specified consulting and other non-development services to assist Yum! Brands in its preparation to utilize the Enterprise Software product at its sites and headquarters locations.  As of March 31, 2003, the Company has deferred approximately $3.6 million in professional services revenues and capitalized approximately $1.6 million in personnel costs associated with these professional services.

As part of this Agreement, the Company agreed to purchase from Yum! Brands its source code and object code for certain back office software (“TriYumf Asset”) previously developed by Yum! Brands for approximately $20.0 million, $16.4 million of which is payable in specified annual installments through December 31, 2003.  The remaining $3.5 million is payable on a pro rata basis based upon Yum! Brands’ acceptance and rollout of the Enterprise Software and fulfillment of its total target client store commitment.  The Company agreed to purchase the TriYumf Asset for needs analysis purposes only and has no intention to complete coding on the TriYumf Asset or incorporate the TriYumf Asset into its Enterprise Software.  Furthermore, Yum! Brands is not entitled to receive royalties from sales of the Enterprise Software, and the Company is entitled to a refund of a majority of its payments from Yum! Brands should Yum! Brands not install a requisite number of sites with the Enterprise Software, as prescribed in the Agreement.

Although its third installment of $4.4 million was due on December 31, 2002, the Company paid Yum! Brands in January 2003.  Yum! Brands waived all penalties and additional interest expense.  To date, the Company has paid Yum! Brands $12.4 million as its first three payments for the purchase of the TriYumf Asset with the remaining specified annual installment payment of $4.0 million due December 31, 2003. The remaining annual installment payment is secured by an irrevocable letter of credit secured by the Company’s accounts receivable.

To date, all costs associated with the purchase of the TriYumf Asset, costs of professional services work performed, as well as cash received by the Company for such professional services work, have been deferred.  In accordance with the provisions of EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and EITF 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on

Another Entity’s Hardware, upon  installation of the Enterprise Software at each site, the Company will recognize the monthly subscription fee to be paid by Yum! Brands for use of the Enterprise Software along with the deferred services revenues, net of all capitalized professional services costs and cost of the TriYumf Asset.  These net revenues will be recognized on a per site basis over the five-year subscription term.

6.	Segment Reporting Data

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

The Company distributes its technology both within the United States of America and internationally. The Company currently has international offices in Geelong, Australia, Prague and Singapore. For the periods presented, the Company’s international revenues attributed to either its countries of domicile or to any individual foreign countries have been immaterial to the Company’s total revenues.

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

The summary of the Company’s operating segments is as follows (in thousands):

	For the three months ended March 31, 2003

	Petroleum/ Convenience Store	Hospitality and Food Service	Entertainment	International	General Retail and Other	Consolidation

Revenues	$12,191	$6,068	$5,549	$3,744	$1,955	$29,507
Contribution margin	3,386	(355)	2,303	277	(1,349)	4,262
Development and corporate
allocations	1,653	1,245	1,914	1,612	554	6,978
Non-recurring charges	—	550	—	—	—	550
Operating income (loss)	1,733	(2,150)	389	(1,335)	(1,903)	(3,266)
Goodwill	5,249	2,252	239	4,781	—	12,521
Other identifiable assets (1)	9,641	21,599	3,238	6,202	88,234	128,914

	For the three months ended March 31, 2002

	Petroleum/ Convenience Store	Hospitality and Food Service	Entertainment	International	General Retail and Other	Consolidation

Revenues	$16,974	$4,976	$5,087	$3,806	$445	$31,288
Contribution margin	7,083	(109)	1,865	1,495	(1,231)	9,103
Development and corporate allocations	4,001	796	882	969	43	6,691
Operating income (loss)	3,082	(905)	983	526	(1,274)	2,412
Goodwill (2)	5,249	2,252	239	2,775	—	10,515
Other identifiable assets (1) (2)	14,884	19,276	3,724	5,815	89,036	132,735

(1)  Identifiable assets allocated between the segments are comprised primarily of accounts receivable and intangible assets.  All assets included in the Other segment are shared among all segments.

(2)  As of December 31, 2002.

Certain reclassifications have been made to prior quarter financial statements to conform to the current quarter presentation.

7.	Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. The Company does not participate in variable interest entities.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements.  The annual disclosure requirements were effective for the Company’s 2002 annual financial statements, and the interim disclosure provisions are effective for the Company’s first quarter ended March 31, 2003.  The Company has adopted the disclosure provisions of SFAS 148 as reflected in Note 1 to the consolidated financial statements included herein. The Company will continue to account for employee stock awards in accordance with APB 25.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accountings and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirement of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantee issues. The Company does not provide direct or indirect guarantees of the indebtedness of others.

Also in November 2002, the Financial Accounting Standards Board reached a consensus regarding EITF Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  The guidance of EITF 00-21 is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003.  Management does not anticipate the adoption of this statement to have a material effect on the Company’s results of operations and financial position.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, which replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred.  Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan.  SFAS No. 146 also requires that the liability be measured and recorded at fair value.  The provisions of SFAS No. 146 are effective for restructuring activities initiated after December 31, 2002.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”).  SFAS No. 143

requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by incurring the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  Management does not anticipate the adoption of this statement to have a material effect on the Company’s results of operations and financial position.

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

In connection with its strategy to develop ASP-delivered products, in April 2000 the Company began offering certain new and existing products on a subscription-based pricing model.  Under this subscription-based pricing model, clients pay a fixed, monthly fee for use of the legacy products, as well as the Radiant 6e Enterprise Productivity Suite and the necessary hosting services to utilize those applications and solutions. This subscription-based offering represents a change in the Company’s historical pricing model in which clients were charged an initial licensing fee for use of the Company’s products and additional fees for continuing maintenance and support during the license period.  To date, the Company continues to derive a substantial majority of its revenue from these legacy products under its traditional sales model of one-time software license fees, hardware sales and software maintenance and support fees.  Based on this historical trend, the Company anticipates that clients purchasing the Company’s legacy products will continue to favor the one-time software license and hardware purchases over the subscription-based pricing model for the foreseeable future.

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

To date, the Company’s primary source of revenues has been large client rollouts of the Company’s products, which are typically characterized by the use of fewer, larger contracts.  These contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general incur costs that may substantially precede recognition of associated revenues.  During the third quarter ended September 30, 2001, the Company began to experience a decline in revenues and negative operating results.  The Company attributed this decline primarily to the global economic environment at that time and the product transition the Company was undertaking in advance of the general release of the Radiant 6e Enterprise Productivity Suite. In response to these circumstances, during the latter part of the third quarter and throughout the fourth quarter of 2001, the Company, in addition to other measures, downsized its personnel by 7.3% in order to reduce its operating costs.  In conjunction with the Company’s efforts to reduce its operating costs, in the fourth quarter of 2001 the Company initiated a change in compensation to its senior management team.  Under this plan, each individual was granted a certain number of stock options in return for a specified reduction in salary compensation.  As part of this plan, in return for annual salary reductions of approximately $2.4 million through mid-October 2002, the Company issued approximately 880,000 options to the senior management team at an exercise price of $5.63 per share, the fair market value of the Company’s common stock on the date of grant.  The options vest in various increments over 18 months from their issue date.  During the fourth quarter of 2002, salaries previously forfeited by the Company’s senior leadership team were reinstated, which results in an additional ongoing expense of approximately $600,000 per quarter.

During the first quarter ended March 31, 2003, the Company again experienced a decline in revenues and negative operating results. The Company attributes this decline to slower than anticipated acceptance and implementations of the Radiant 6e Enterprise Productivity Suite by both new and existing clients as well as the current global economic downturn and the resulting delay in purchases by new and existing clients.  In response to these conditions, during the latter part of the first quarter and to date through the second quarter of 2003, the Company, in addition to other measures, downsized its personnel by approximately 5.0% in order to reduce its operating costs.  Management currently expects that it will incur a loss during the second quarter ending June 30, 2003, however, the magnitude of such a loss cannot be estimated at this time.  Should the Company’s slower than anticipated product transition or industry acceptance of the Radiant 6e Enterprise Productivity Suite continue or worsen, or if the current global economic downturn continues or worsens, the Company could continue to experience a decline in revenues and negative operating results beyond the second quarter of 2003.

Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002

System Sales.  The Company derives the majority of its revenues from sales and licensing fees of its headquarters-based, back office management, and point of sale solutions. System sales decreased 20.2% to $13.7 million for the quarter ended March 31, 2003 (the “first quarter 2003”), compared to $17.1 million for the quarter ended March 31, 2002 (the “first quarter 2002”). This decrease was primarily due to slower than anticipated acceptance and implementations of the Radiant 6e Enterprise Productivity Suite by both new and existing clients as well as the current global economic downturn and the resulting delay in purchases by new and existing clients.

Client Support, Maintenance and Other Services.  The Company also derives revenues from client support, maintenance and other services. Client support, maintenance and other services increased 11.9% to $15.8 million for the first quarter 2003, compared to $14.2 million for the first quarter 2002. This increase was due primarily to increased professional services revenues which increased 25.3% to $6.3 million in the first quarter 2003, compared to $5.0 million in the first quarter 2002 due to increased client demand for consulting and custom development services. Additionally, support and maintenance revenues increased approximately 4.5% to $9.5 million in the first quarter 2003, compared to $9.1 million in the first quarter 2002.  This increase was due to increased support and maintenance services revenues within existing markets, resulting from an increased installed base over the same period a year ago.

Cost of System Sales.  Cost of system sales consists primarily of hardware and peripherals for site-based systems, amortization of software costs and labor. These costs are expensed as products are shipped. Cost of system sales increased 3.1% to $8.1 million for the first quarter 2003, compared to $7.8 million for the first quarter 2002. Cost of system sales as a percentage of system sales increased to 59.1% for the first quarter 2003 from 45.7% for the first quarter 2002. This increase was due primarily to an increase in amortization of capitalized software development costs associated with the release of the Enterprise Software product in March 2002.  As a result, software amortization was approximately $1.2 million for the first quarter of 2003, compared to $698,000 for the first quarter 2002. This increase was partially offset by a decline in hardware cost of sales directly attributable to the decline in system sales during the first quarter 2003 compared to the first quarter 2002.

Cost of Client Support, Maintenance and Other Services.  Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations.  Cost of client support, maintenance and other services increased 34.0% to $11.4 million for the first quarter 2003 from $8.5 million for the first quarter 2002. The primary result of this increase was due to the fact that costs associated with professional services increased 63.8% to $4.9 million in the first quarter of 2003, compared to $3.0 million in the first quarter 2002. This increase was due primarily to costs associated with increased headcount since the first quarter 2002 in advance of anticipated professional services revenues relating to future implementations of the Radiant 6e Enterprise Productivity Suite.  Additionally, software support and maintenance costs increased 23.0% to $4.2 million for the first quarter 2003, compared to $3.4 million for the first quarter 2002 primarily due to increased maintenance costs associated with the general release of the Radiant 6e Enterprise Productivity Suite in March 2002.  Hardware maintenance costs remained relatively flat at $2.3 million and $2.1 million for the first quarters 2003 and 2002, respectively. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues increased to 72.1% for the first quarter 2003 from 60.2% for the first quarter 2002 as costs grew at a faster rate than associated revenues due to slower than anticipated acceptance and future implementations of the Radiant 6e Enterprise Productivity Suite by both new and existing clients, as well as the current global economic downturn and the resulting delay in purchases by new and existing clients.

Product Development Expenses.  Product development expenses consist primarily of wages and materials expended on product development efforts, excluding those related to associated revenues.  Product development expenses decreased 2.1% to $3.4 million for the first quarter 2003, compared to $3.5 million for the first quarter 2002.  This decrease is due primarily to additional product development personnel assigned to software maintenance and custom development efforts due to increased software maintenance requirements associated with the release of the Radiant 6e Enterprise Productivity Suite in March 2002, as well as an increased demand for custom development services during the first quarter 2003. These software maintenance and custom development costs are included in cost of client support, maintenance and other services. These decreases were offset by increased wage expense associated with increased headcount and merit pay increases in the fourth quarter 2002, as well as a decrease in capitalized software development costs. During the first quarter 2003, the Company capitalized software development costs of $1.4 million, or 26.5% of its total product development costs, compared to $1.9 million or 35.6% during the first quarter 2002.   Product development expenses as a percentage of total revenues increased to 11.5% from 11.1%, as product development expenses increased at a faster pace than total revenues.

Sales and Marketing Expenses.  Sales and marketing expenses remained relatively flat,  decreasing 1.5% to $4.7 million during the first quarter 2003, compared to $4.8 million in the first quarter 2002.  Sales and marketing expenses as a percentage of total revenues were 16.1% and 15.4% for the first quarter 2003 and 2002, respectively due to the decline in revenues during the first quarter 2003 over the first quarter 2002.

Depreciation and Amortization.  Depreciation and amortization expenses decreased 16.4% to $1.1 million for the first quarter 2003, compared to $1.3 million for the first quarter 2002. The decrease was due primarily to the retirement of certain fully depreciated fixed assets during 2002.  Depreciation and amortization as a percentage of total revenues was 3.8% and 4.3% for the first quarter 2003 and 2002, respectively.

Non-recurring charges.  In January 2001, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision to close these facilities was made to reduce costs and consolidate operations at the Company’s headquarters in Alpharetta, Georgia.  As a result of the closings, the Company recorded a non-recurring charge of approximately $1.0 million relating to severance and estimates of certain lease termination fees based on management’s estimation of time to re-lease the California facilities.  During the first quarter 2003, the Company recorded an additional non-recurring charge of $550,000.  This charge related to actual lease settlement fees associated with the closure of one of the California facilities, as well as an estimate of settlement fees associated with a second California facility.  The Company is currently in negotiations to cancel the remaining lease obligation in California and expects to finalize these discussions during the second quarter ending June 30, 2003. As negotiations were on going at March 31, 2003, the Company recorded the minimum amount of a probable range in the accompanying condensed consolidated financial statements.  While the closure of these facilities occurred prior to the issuance of SFAS No. 146, the accounting treatment is consistent with the provisions of SFAS No. 146.

General and Administrative Expenses.  General and administrative expenses increased 19.5% to $3.5 million, or 11.8% of revenues, for the first quarter 2003, compared to $2.9 million, or 9.3% of revenues, for the first quarter 2002. The increase was due primarily to the reinstatement during the fourth quarter of 2002 of the salaries previously forfeited by the Company’s senior leadership team during the fourth quarter 2001.

Interest Income, Net.  Net interest income decreased 26.7% to $151,000 for the first quarter 2003, compared to $206,000 for the first quarter 2002. The Company’s net interest income is derived from the investment of its cash and cash equivalents, less interest expense incurred on its long-term debt.  The decreases in net interest income resulted primarily from a decrease in the Company’s weighted average interest rate it received on cash balances in the first quarter 2003 over the first quarter 2002.  The interest rate decrease was offset by an increase in cash and cash equivalents to an average cash balance of $42.9 million during the first quarter 2003 from an average cash balance of $31.3 million during the first quarter 2002.  See “--Liquidity and Capital Resources” and “--Item 3.  Quantitative and Qualitative Disclosures About Market Risks.”

Income Tax Provision.  The Company recorded an income tax provision of $106,000 comprised of certain state, local and foreign income taxes in the first quarter 2003 compared to a tax provision of $1.1 million in the first quarter 2002.  No tax benefit was recorded on the first quarter 2003 loss due to the uncertainty of realizing the benefit of the net operating losses generated during the first quarter 2003. Realization is dependent upon generating sufficient taxable income in future periods.  Although realization is not currently assured, in the future, should management determine that realization of these losses is more likely than not, the tax benefit will be realized and the Company’s effective tax rate will be reduced.

Net Income. Net loss for the first quarter 2003 was $3.2 million, or $0.11 per diluted share, a decrease of $4.7 million, or $0.16 per diluted share, compared to net income of $1.5 million or $0.05 per diluted share, for the first quarter 2002.

Liquidity and Capital Resources

The Company’s working capital decreased $8.5 million, or 12.7%, to $57.7 million at March 31, 2003 compared to $66.2 million at December 31, 2002.  This decrease was due primarily to a decrease in accounts receivable of $9.3 million, or 30.0%, to $21.8 million at March 31, 2003 compared to $31.2 million at December 31, 2002 as cash collections exceeded revenues during the first quarter 2003.  Additionally, during the first quarter of 2003, the Company used $7.6 million in cash on investing activities and $841,000 in financing activities.  The Company funds its business through cash generated by operations.  If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of such funds may be adversely affected.  If the need arises, management believes that based on its current balance sheet and financial position, it would be successful in securing financing.

Cash and cash equivalents were $42.4 million at March 31, 2003 compared with $43.4 million at December 31, 2002.

Cash provided by operating activities was $7.5 million and $2.5 million in first quarters 2003 and 2002, respectively. In first quarter 2003, cash provided by operating activities consisted primarily of a decrease in accounts receivable of $9.3 million, depreciation and amortization of $2.6 million as well as an increase in accrued liabilities of $1.5 million and an increase in customer deposits and unearned revenue of $1.4 million.  This increase in client deposits and unearned revenues was the result of cash received by the Company from clients in advance of delivered products and/or services. These amounts were offset by a net loss of $3.2 million, an increase in inventories of $1.4 million and a decrease in accounts payable of $2.7 million. In the first quarter 2002, cash provided by operating activities consisted primarily of net income of $1.5 million during the period, depreciation and amortization of $2.2 million as well as decreased inventories of $1.2 million and an increase in accounts payable and accrued liabilities of $1.7 million.  These amounts were partially offset by an increase in accounts receivable of $4.5 million.

Cash used in investing activities during the first quarters 2003 and 2002 was $7.6 million and $7.7 million, respectively. The uses of cash in investing activities during the first quarter 2003 consisted primarily of the purchase of a software asset and capitalized professional services costs for a total of $4.6 million, as more fully described in Note 5 of the condensed consolidated financial statements, as well as purchases of property and equipment of $1.6 million and capitalized software costs of $1.4 million.    As more fully described in Note 5 of the condensed consolidated financial statements, the Company paid Yum! Brands $4.4 million as the third installment for the source code and object code for certain back office software previously developed by Yum! Brands and capitalized approximately $200,000 in professional services costs.  The uses of cash in investing activities for the first quarter 2002 was due to the Company’s payment of the second installment for the purchase of the TriYumf Asset of $5.3 million, purchases of property and equipment of $500,000 and capitalized software development costs of $1.9 million.

Cash of $841,000 was used in financing activities during the first quarter 2003 due primarily to fund the Company’s purchase of common stock pursuant to its stock repurchase program for approximately $879,000 and principal payments under capital lease obligations of approximately $120,000, offset by cash received from the exercise of stock options of $120,000. Cash of $31,000 was used in financing activities during the first quarter 2002 due primarily to fund the Company’s purchase of common stock pursuant to its stock repurchase program for approximately $196,000 and principal payments under capital lease obligations of approximately $112,000, offset by cash received from the repayment of shareholder loans and $177,000 of proceeds from the exercise of stock options.

In May 2001, the Board of Directors of the Company renewed the stock repurchase program whereby the Company was authorized to repurchase up to 1.0 million shares of common stock of the Company through May 2002. During the first quarter 2002, the Company repurchased and subsequently retired approximately 25,000 shares at prices ranging from $7.71 to $8.00 per share, for total consideration of approximately $196,000 under this program.  In August 2002, the Board of Directors of the Company authorized a re-commencement of the Company’s stock repurchase program authorizing the repurchase of up to 1.0 million shares of its common stock through August 2003.  The Company did not repurchase any shares under this plan in 2002.  During the first quarter 2003, the Company repurchased and subsequently retired approximately 113,000 shares at prices ranging from $6.83 to $8.16 per share, for total consideration of approximately $879,000 under this program.

The Company leases office space, equipment and certain vehicles under noncancelable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases various equipment and furniture under a four-year capital lease agreement.   The capital lease runs until March 31, 2005.  Aggregate future minimum lease payments under the capital lease and noncancellable operating leases as of March 31, 2003 are as follows (in thousands):

	Payments Due by Period

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years

Contractual Obligations:
Capital Lease Obligations	$1,102	$551	$551	—	—
Operating Leases	39,546	5,449	8,627	$7,788	$17,682
Other Long-Term Obligations (1)	4,026	4,026	—	—	—

Total Contractual Cash Obligations	$44,674	$10,026	$9,178	$7,788	$17,682

(1)  As more fully described in Note 5 of the condensed consolidated financial statements, on June 30, 2001 the Company and Yum! Brands, Inc. (“Yum! Brands”), formerly Tricon Restaurant Services Group, Inc., signed a contract (the “Agreement”) evidencing a multi-year arrangement to implement the Radiant 6e Enterprise Productivity Suite (“Enterprise Software”) in Yum! Brands’ company-owned restaurants around the world under a subscription software arrangement.  As part of this Agreement, the Company agreed to purchase from Yum! Brands its source code and object code for certain back office software (“TriYumf Asset”) previously developed by Yum! Brands for approximately $20.0 million, $16.4 million of which is payable in specified annual installments through December 31, 2003.  The remaining $3.5 million is payable on a pro rata basis based upon Yum! Brands’ acceptance and rollout of the Enterprise Software and fulfillment of its total target client store commitment.  The Company agreed to purchase the TriYumf Asset for needs analysis purposes only and has no intention to complete coding on the TriYumf Asset or incorporate the TriYumf Asset into its Enterprise Software.  Furthermore, Yum! Brands is not entitled to receive royalties from sales of the Enterprise Software, and the Company is entitled to a refund of a majority of its payments from Yum! Brands should Yum! Brands not install a requisite number of sites with the Enterprise Software, as prescribed in the Agreement. Although its third installment of $4.4 million was due on December 31, 2002, the Company paid Yum! Brands in January 2003.  Yum! Brands waived all penalties and additional interest expense.  To date, the Company has paid Yum! Brands $12.4 million as its first three payments for the purchase of the TriYumf Asset with the remaining specified annual installment payment of $4.0 million due December 31, 2003. The remaining annual installment payment is secured by an irrevocable letter of credit secured by the Company’s accounts receivable.

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

Revenue Recognition

The Company’s revenue is generated primarily through software and system sales, support and maintenance, and other services. The Company recognizes revenue using the guidance from AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts (“ARB 45”), SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements and Emerging Issues Task Force (“EITF”) No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.  Under these guidelines, the Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists; (2) delivery of the product has occurred; (3) the fee is fixed or determinable; (4) collectibility is reasonably assured; and (5) remaining obligations under the agreement are insignificant.  Under multiple element arrangements, where each element is separately stated, sold and priced, the Company allocates revenues to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value.  The Company’s VSOE of fair value is determined based on the price charged when the same element is sold separately.  If evidence of fair value does not exist for all elements in a multiple element arrangement, the Company recognizes revenue using the residual method.  Under the residual method, a delivered element without VSOE of fair value is recognized in revenue as long as all undelivered elements have VSOE of fair value.

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

Intangible Assets

The Company has significant intangible assets related to goodwill and other acquired intangibles as well as capitalized software costs. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions, including product acceptance and implementation, could significantly impact these judgments and require adjustments to recorded asset balances.

In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, the Company’s policy on capitalized software costs determines the timing of recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of license fees.  Management is required to use its judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents.  During the first quarter 2003, the weighted average interest rate on its cash balances was approximately 1.39%.  A 10.0% decrease in this rate would have impacted interest income by approximately $14,000 during the first quarter 2003.

As more fully explained in Note 6 of the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $3.7 million and $3.8 million during first quarter 2003 and 2002, respectively.  The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors.  The effects of foreign exchange rate fluctuations on the Company results of operations and financial position during the first quarter 2003 and 2002 were not material.

Item 4.  Disclosure Controls and Procedures

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls on a quarterly basis. In May 2003 (the evaluation date related to this quarterly report on Form 10-Q for the quarterly period ended March 31, 2003) management, including the Company’s principal executive and principal financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures, and, based on its evaluation, the principal executive and principal financial officer have concluded that these controls and procedures are operating effectively in timely alerting them to material information relating to the Company required to be included in the Company’s Securities and Exchange Commission filings.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation.  Management noted no significant deficiencies or material weaknesses in the design or operation of the Company’s internal controls.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

99.1 Certification of Chief Executive Officer, and Certification of Chief Financial Officer

(b) Reports on Form 8-K

One report on Form 8-K was filed during the quarter ended March 31, 2003, date of report February 11, 2003 regarding the release of financial results for the three months and year ended December 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC

Dated:	May 15, 2003	By:	/s/ MARK E. HAIDET

Mark E. Haidet, Chief Financial Officer (Duly authorized officer and principal financial officer)

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

Dated: May 15, 2003	/s/ EREZ GOREN

Erez Goren, Co-Chairman and Co-Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

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

Dated: May 15, 2003	/s/ JOHN H. HEYMAN

John H. Heyman, Co-Chief Executive Officer

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

Dated: May 15, 2003	/s/ MARK E. HAIDET

Mark E. Haidet, Chief Financial Officer