Form 10-Q
period 2003-06-30
RADIANT SYSTEMS INC
filed 2003-08-14
CIK 845818

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2003

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

______________________________________________________________________________
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

Yes ☒      No ☐

The number of the registrant’s shares outstanding as of August 8, 2003 was 27,698,109.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

SIGNATURES:	27

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

RADIANT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$39,433	$43,382
Accounts receivable, net of allowances for doubtful accounts of $2,488 and $2,597, respectively	17,288	31,167
Inventories, net	14,057	13,542
Intangible assets, net	550	—
Other short-term assets	4,109	4,122

Total current assets	75,437	92,213

Property and equipment, net	11,917	11,948
Software development costs, net	2,360	16,969
Goodwill, net	6,349	12,521
Intangible assets, net	233	2,155
TriYumf Asset and other long-term assets	32	9,450

	$96,328	$145,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,572	$9,741
Accrued liabilities	5,113	5,271
Client deposits and unearned revenue	9,866	10,509
Current portion of long-term debt	507	491

Total current liabilities	22,058	26,012
Client deposits and unearned revenue, less current portion	—	2,994
Deferred tax liability	880	880
Long-term debt, less current portion	403	660

Total liabilities	23,341	30,546
Shareholders’ equity
Common stock, $0.00001 par value; 100,000,000 shares authorized; 27,693,389 and 28,021,689 shares issued and outstanding, respectively	0	0
Additional paid-in capital	114,099	116,752
Accumulated deficit	(41,112)	(2,042)

Total shareholders’ equity	72,987	114,710

	$96,328	$145,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the three months ended		For the six months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenues:
System sales	$11,169	$19,991	$24,830	$37,119
Client support, maintenance and other services	16,663	16,716	32,509	30,876

Total revenues	27,832	36,707	57,339	67,995
Cost of revenues:
System sales	7,161	10,973	15,237	18,807
Impairment of capitalized software and acquired software technology	15,724	—	15,724	—
Client support, maintenance and other services	11,128	9,338	22,554	17,867

Total cost of revenues	34,013	20,311	53,515	36,674

Gross (loss) profit	(6,181)	16,396	3,824	31,321
Operating Expenses:
Product development	4,064	3,867	7,453	7,329
Sales and marketing	4,382	5,342	9,119	10,149
Depreciation and amortization	1,093	1,293	2,207	2,625
Impairment of TriYumf Asset	10,589	—	10,589	—
Impairment of goodwill	6,172	—	6,172	—
Lease termination and severance costs	211	—	761	—
General and administrative	3,205	3,281	6,686	6,193

(Loss) income from operations	(35,897)	2,613	(39,163)	5,025
Interest income, net	106	155	257	361

(Loss) income before income tax provision	(35,791)	2,768	(38,906)	5,386
Income tax provision	58	1,275	164	2,395

Net (loss) income	$(35,849)	$1,493	$(39,070)	$2,991

(Loss) income per share:
Basic (loss) income per share	$(1.29)	$0.05	$(1.40)	$0.11

Diluted (loss) income per share	$(1.29)	$0.05	$(1.40)	$0.10

Weighted average shares outstanding:
Basic	27,862	27,593	27,934	27,573

Diluted	27,862	29,376	27,934	28,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(39,070)	$2,991
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of capitalized software and acquired software technology	15,724	—
Impairment of TriYumf Asset	10,589	—
Impairment of goodwill	6,172	—
Depreciation and amortization	5,215	4,893
Changes in assets and liabilities:
Accounts receivable	13,879	(10,963)
Inventories	(515)	1,953
Other assets	12	1,304
Accounts payable	(4,564)	1,065
Accrued liabilities	(158)	552
Client deposits and deferred revenue	106	(435)

Net cash provided by operating activities	7,390	1,360
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,276)	(1,125)
Purchase of TriYumf Asset and capitalized professional services costs	(4,913)	(5,680)
Capitalized software development costs	(2,651)	(3,182)

Net cash used in investing activities	(9,840)	(9,987)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of employee stock options	471	481
Repurchase of common stock	(2,048)	(196)
Proceeds from shares issued under employee stock purchase plan	198	380
Principal payments under capital lease obligations	(241)	(226)
Proceeds from repayments of shareholder loans	—	176
Other	121	75

Net cash (used in) provided by financing activities	(1,499)	690

Decrease in cash and cash equivalents	(3,949)	(7,937)
Cash and cash equivalents at beginning of period	43,382	33,924

Cash and cash equivalents at end of period	$39,433	$25,987

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$34	$50

Income taxes	$211	$734

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Basis of Presentation

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements, the general instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Radiant Systems, Inc. (the “Company”) management, these condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary for fair presentation of the consolidated financial condition and results of operations for these periods. The interim results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements as filed in its Annual Report on Form 10-K for the year ended December 31, 2002.

Net (Loss) Income Per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,

	2003	2002	2003	2002

Average common shares outstanding	27,862	27,593	27,934	27,573
Dilutive effect of outstanding stock options	—	1,783	—	1,402

Average common shares outstanding assuming dilution	27,862	29,376	27,934	28,975

For the three and six month periods ended June 30, 2003, options to purchase approximately 5.6 million and 5.1 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the periods then ended. For the three and six month periods ended June 30, 2002, options to purchase approximately 1.5 million and 1.8 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the periods then ended.

Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”) which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements.

The Company will continue to account for stock compensation in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). The following table presents pro forma disclosures required by SFAS No. 148 of net income and basic and diluted earnings per share as if stock-based employee compensation had been recognized during the three and six months ended June 30, 2003 and 2002, as determined under the fair value method using the Black-Scholes pricing model (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net (loss) income, as reported	$(35,849)	$1,493	$(39,070)	$2,991
Less: stock-based compensation expense, net of related tax effects	2,546	2,415	6,485	4,497

Pro forma net loss	$(38,395)	$(922)	$(45,555)	$(1,506)

Basic (loss) earnings per share — as reported	$(1.29)	$0.05	$(1.40)	$0.11

Diluted (loss) earnings per share — as reported	$(1.29)	$0.05	$(1.40)	$0.10

Basic loss per share — pro forma	$(1.38)	$(0.03)	$(1.63)	$(0.05)

Diluted loss per share — pro forma	$(1.38)	$(0.03)	$(1.63)	$(0.05)

Assumptions:
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	95.0%	93.0%	95.0%	93.0%
Risk-free interest rate	2.50%	4.50%	2.50%	4.50%
Expected life of option	4.5 years	4.5 years	4.5 years	4.5 years

Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, Elements of Financial Statements, as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, at the beginning of the Company’s first quarter in 2004. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made as part of the FASB’s Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. The Company does not participate in variable interest entities.

2.          Acquisitions

In December 2002, the Company purchased the software source code from ICON Software Limited (“ICON”), a provider of software solutions for the entertainment and cinema industry. The transaction included the purchase of certain software technology source code and customer lists. The purchase price consisted of approximately $410,000 in cash. Intangibles of approximately $410,000 were recorded, which, prior to June 30, 2003, were being amortized over one year (See Note 3).

On July 26, 2001, the Company purchased certain assets from HotelTools, Inc. (“HotelTools”), an emerging provider of enterprise software solutions for the hospitality industry including solutions to centralize all aspects of multi-property hotel operations, including hotel management, rate management, reservations and procurement. The transaction included the purchase of certain intellectual property rights, fixed assets and patents pending. The purchase price consisted of $1.8 million in cash and assumption of net liabilities of approximately $1.0. Total consideration, including approximately $100,000 in transaction costs, was $2.9 million. Intangibles of approximately $2.4 million were recorded, which are being amortized over two to five years (See Note 3).

In May 2001, the Company acquired all the common stock of Breeze Software Proprietary Limited (“Breeze”), a leading provider of software applications for retailers in the Australian and Asia-Pacific marketplaces. The purchase price consisted of $1.7 million in cash and assumption of net liabilities of approximately $700,000. Total consideration, including approximately $400,000 in transaction costs, was $2.8 million. Goodwill of approximately $2.8 million was recorded, which was being amortized over seven years. The Company may pay additional consideration of cash and stock if certain earnings milestones are obtained. During the fourth quarter of 2001, specified earnings milestones were obtained for the period from the purchase date through December 31, 2001. As such, the Company paid additional consideration of 25,000 shares of common stock for a total additional consideration of $287,500, which was allocated to goodwill. During 2002, certain additional specified earnings milestones were obtained and the Company paid additional consideration of approximately 160,000 shares of common stock for a total additional consideration of approximately $2.0 million, which was allocated to goodwill.

3.          Goodwill and Other Intangibles, Net

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

As more fully described in Note 7, during the second quarter of 2003, management determined that, it was more likely than not that a portion of the business, the Enterprise Software Systems business, would be sold or otherwise disposed. Management determined that the likelihood of sale did not warrant assets held for sale treatment as all the criteria for held for sale treatment were not met as prescribed under Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). However, the Company viewed the likelihood of this sale as a triggering event requiring an interim impairment test as prescribed per the guidelines in SFAS 142. As a result, the Company performed a step one impairment test to determine if the carrying value of any reporting unit including goodwill exceeded its fair value. Upon completion of this initial test, the Company determined that goodwill was potentially impaired at two of its reportable business units, Hospitality and Food Service and International, and that a step two impairment test was required. To determine whether the goodwill at these business units was impaired, the Company performed an analysis similar to that of a purchase price allocation, where the fair value of the individual tangible and intangible assets (excluding goodwill) and liabilities of the reporting units were compared to the fair value of the reporting units, with the residual amount being the fair value assigned to goodwill. The fair values of reporting units were estimated using discounted cash flows, specifically, estimating the present value of the future cash flows of the reporting units. The fair value of each of the assigned assets and liabilities was determined using either a cost, market or income approach, as appropriate, for each individual asset or liability. As a result of the foregoing, the Company determined that the goodwill at its Hospitality and Food Service business unit in the amount of $2.3 million was impaired, as well as approximately $3.9 million of goodwill at its International business unit. As such, the Company recorded an impairment charge totaling $6.2 million during the second quarter of 2003 in the accompanying condensed consolidated financial statements.

Intangible assets

A summary of the Company’s intangible assets as of June 30, 2003 and December 31, 2002 is as follows (in thousands):

	June 30, 2003	December 31, 2002

Current:
Software technology – HotelTools, net	$550	—

Long term:
Software technology – ICON	—	$410
Software technology – HotelTools	—	2,082
Other	$299	560

Accumulated amortization	(66)	(897)

Total long term intangible assets, net	$233	$2,155

Total intangible assets, net	$233	$2,155

The Company amortizes acquired software technology over a period of no greater than five years. During the three months ended June 30, 2003 and 2002, the Company recorded $204,000 and $113,000, respectively, of amortization expense associated with such identifiable definite-lived intangible assets. Approximately $196,000 and $107,000 of the amortization of these assets is related to the acquired software technology and is included in system sales cost of revenues in the accompanying statements of operations for the three months ended June 30, 2003 and 2002, respectively. During the six months ended June 30, 2003 and 2002, the Company recorded $420,000 and $226,000, respectively, of amortization expense associated with such identifiable definite-lived intangible assets. Approximately $404,000 and $215,000 of the amortization of these assets related to the acquired software technology and is included in system sales cost of revenues in the accompanying statements of operations for the six months ended June 30, 2003 and 2002, respectively.

During the second quarter of 2003, management approved a plan to sell the HotelTools software. The software is available for immediate sale and management is actively in negotiations to sell the software in its present condition. Moreover, management expects to sell the software in the next twelve months. As a result of this impending sale and in accordance with the provisions of SFAS No. 86 and SFAS No. 144 the Company wrote down the assets associated with HotelTools to fair value less estimated costs to sell, and as such recorded a charge of approximately $734,000. Additionally, the Company reclassified the remaining intangible asset balance of $550,000 to other short-term assets to reflect the impending sale. As HotelTools is not a reportable segment of the Company, as evidenced by operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company, the proposed sale of HotelTools is not treated as discontinued operations in the accompanying condensed consolidated statements of operations, as prescribed by SFAS No. 144.

During the second quarter of 2003, the Company determined that its investment in its acquired software technology from ICON was impaired based on management’s determination that future sales of the ICON software product would be unlikely. As a result, the Company wrote off the remaining unamortized portion of the asset of approximately $169,000.

As a result of the above impairments, the Company recorded approximately $903,000 in cost of revenues in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2003.

4.          TriYumf Asset and Other Long-Term Assts

The components of the TriYumf Asset and other long-term assets at June 30, 2003 and December 31, 2002 are as follows (in thousands):

	June 30, 2003	December 31, 2002

TriYumf Asset and capitalized professional services costs	—	$9,420
Other long-term assets	$32	30

	$32	$9,450

On June 30, 2001 the Company and Yum! Brands, Inc. (“Yum! Brands”), formerly Tricon Restaurant Services Group, Inc., signed a contract (the “Agreement”) evidencing a multi-year arrangement to implement the Radiant 6e Enterprise Productivity Suite (“Enterprise Software”) in Yum! Brands’ company-owned restaurants around the world under a subscription software arrangement. Under the Agreement, the Company will host the Enterprise Software on behalf of Yum! Brands, but Yum! Brands does not have an unconditional right to receive a copy of the Enterprise Software or source code. Yum! Brands’ franchisees will also be able to subscribe to the software under the same terms as the company-owned restaurants. Upon implementation, Yum! Brands will pay the Company a monthly per site fee which will include the software subscription, support, maintenance and hosting fees. Additionally, under the Agreement, Yum! Brands agreed to pay the Company approximately $5.0 million for specified consulting and other non-development services to assist Yum! Brands in its preparation to utilize the Enterprise Software product at its sites and headquarters locations. As of March 31, 2003, the Company had deferred approximately $3.6 million in professional services revenues and capitalized approximately $1.6 million in personnel costs associated with these professional services. During the second quarter ended June 30, 2003, the Company deferred approximately $100,000 in additional professional services revenues and capitalized approximately $305,000 in additional personnel costs associated with these professional services. Capitalized professional services costs during the second quarter of 2003 exceeded associated deferred revenues as approximately $400,000 of billings were not deferred at June 30, 2003 as payment had not been received.

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

Prior to June 30, 2003, all costs associated with the purchase of the TriYumf Asset, costs of professional services work performed, as well as cash received by the Company for such professional services work, have been deferred in accordance with the provisions of EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and EITF 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.

As more fully described in Note 5, at the end of the second quarter ended June 30, 2003 the Company recorded a charge of approximately $10.6 million as management determined the TriYumf Asset was impaired.

5.          Asset Impairments and Non-recurring Charges

Asset impairments

As more fully described in Note 7, during the quarter management determined that, although not held for sale at the end of the second quarter 2003, it was more likely than not that at June 30, 2003 the Enterprise Software Systems business (see Note 6) would be sold or otherwise disposed. As such, under the provisions of SFAS No. 144, the Company was required to assess the recoverability of the assigned assets of the Enterprise Software Systems business. Among the assets assigned to the Enterprise Software Systems business were capitalized software costs associated with its web-based Enterprise Productivity Software with a balance of $14.8 million and $14.3 million at June 30, 2003 (prior to impairment) and December 31, 2002, respectively. Additionally, the Enterprise Software Systems business assets included the TriYumf Asset with a balance of $14.3 million at June 30, 2003 (prior to impairment) and $9.4 million at December 31, 2002, as well as deferred revenues associated with Yum! Brands of $3.7 million at June 30, 2003 and $3.0 million at December 31, 2002 (See further discussion at Note 4).

In accordance with the provisions of SFAS No. 144, the Enterprise Software Systems assets were assessed for recoverability based on the future cash flows directly associated with the Enterprise Software Systems business as well as the estimated proceeds to be received from a sale or disposal of this business. Based on the estimated future cash flows, as well as consideration of the proposed sale of the Enterprise Software Systems business as more fully described in Note 8 to the condensed consolidated financial statements, management determined that the assets were impaired and wrote the assets down to their respective fair values. Management determined that the assets were impaired based on the current offer to buy the Enterprise Software Systems business which includes the infusion of $6.0 million to $8.0 million in cash and the Company retaining the obligation to make the final payment of approximately $4.0 million to purchase the TriYumf Asset under the terms of the Yum! Brands Agreement in exchange for 2.0 million shares of the Company’s common stock (approximate value of $13.7 million at June 30, 2003). As such, management determined that both the capitalized software costs and the TriYumf Asset should be reduced to a value of $0, representing the current fair market value of the associated assets. As a result, during the second quarter of 2003, the Company recorded a charge of approximately $14.8 million relating to the impairment of the capitalized software costs, which is included in cost of revenues in the accompanying condensed consolidated statements of operations, as well as a charge of approximately $10.6 million relating to the impairment of the TriYumf Asset.

Severance costs

During the second quarter ended June 30, 2003, in response to slower economic conditions, the Company downsized its workforce by approximately 5.0% to reduce its operating expenses and better align resources within the Company. As a result, the Company established a restructuring reserve of approximately $211,000 for purposes of employee severance. By June 30, 2003, the Company paid all amounts under this reserve and had no further liabilities related to this action.

Lease termination fees

In January 2001, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision to close these facilities was made to reduce costs and consolidate operations at the Company’s headquarters in Alpharetta, Georgia. As a result of the closings, the Company recorded a non-recurring charge of approximately $1.0 million relating to severance and estimates of certain lease termination fees based on management’s estimation of time to re-lease the California facilities. During the first quarter of 2003, the Company recorded an additional non-recurring charge of $550,000. This charge related to actual lease settlement fees associated with the closure of one of the California facilities, as well as management’s estimate of settlement fees, recorded at the minimum amount of a probable range, associated with a second California facility. The Company is currently in negotiations to cancel or sublease the remaining lease obligation in California and expects to finalize these discussions during the third quarter ending September 30, 2003. While the settlement fees related to these facilities occurred prior to the issuance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), the accounting treatment is consistent with the provisions of SFAS No. 146.

6.          Segment Reporting Data

Prior to April 1, 2003, the Company operated through five primary reportable segments (i) Petroleum and Convenience Store (ii) Hospitality and Food Service (iii) Entertainment (iv) International and (v) General Retail as the Company’s product applications have historically been focused on these segments and these markets require many of the same product features and functionality. During the second quarter of 2003, the Company restructured its business units and as a result, currently operates under two segments, Store Systems and Enterprise Software Systems. The Store Systems segment focuses on delivering site management systems, including point-of-sale (POS), self-service kiosk, and back-office systems, designed specifically for the Company’s core vertical markets of Petroleum and Convenience Store, Food Service and Entertainment, while the Enterprise Software Systems segment focuses on delivering its web-based Radiant 6e Enterprise Productivity Software Suite including functionality such as workforce and supply chain management to the broader retail markets both within and outside the Company’s core vertical markets. All prior periods have been restated to conform to the new Store Systems and Enterprise Software Systems segments.

The Company distributes its technology both within the United States of America and internationally. The Company currently has international offices in Geelong, Australia, Prague, and Singapore and for the periods presented, the Company’s international revenues attributed to either its countries of domicile or to any individual foreign countries have been immaterial to the Company’s total revenues.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. The Company’s management evaluates the performance of the segments based on an internal measure of contribution margin, or income and loss from operations, before certain allocated costs of development and corporate overhead. The Company accounts for intersegment sales and transfers as if the sales or transfers were to first parties at current market prices.

The summary of the Company’s operating segments is as follows (in thousands):

	For the three months ended June 30, 2003			For the three months ended June 30, 2002

	Store Systems	Enterprise Software Systems	Total	Store Systems	Enterprise Software Systems	Total

Revenues	$23,916	$3,916	$27,832	$30,096	$6,611	$36,707
Contribution margin	3,319	(2,456)	863	5,334	1,146	6,480
Product development	2,508	1,556	4,064	2,522	1,345	3,867
Impairment and other non-recurring charges	7,275	25,421	32,696	—	—	—
Operating (loss) income	(6,464)	(29,433)	(35,897)	2,812	(199)	2,613
Goodwill (1)	6,349	—	6,349	12,521	—	12,521
Other identifiable assets (1)	83,825	6,154	89,979	101,472	31,263	132,735

	For the six months ended June 30, 2003			For the six months ended June 30, 2002

	Store Systems	Enterprise Software Systems	Total	Store Systems	Enterprise Software Systems	Total

Revenues	$48,281	$9,058	$57,339	$57,509	$10,486	$67,995
Contribution margin	5,413	(3,877)	1,536	11,266	1,088	12,354
Product development	4,591	2,862	7,453	4,839	2,490	7,329
Impairment and other Non-recurring charges	7,275	25,971	33,246	—	—	—
Operating income (loss)	(6,453)	(32,710)	(39.163)	6,427	(1,402)	5,025
Goodwill (1)	6,349	—	6,349	12,521	—	12,521
Other identifiable assets (1)	83,825	6,154	89,979	101,472	31,263	132,735

(1)	Prior period balances are as of December 31, 2002.

Revenues derived from international sources were approximately $3.7 million and $7.3 million for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, revenues derived from international sources were approximately $7.4 million and $11.1 million, respectively.

Certain reclassifications have been made to prior quarter financial statements to conform to the current quarter presentation.

7.          Subsequent Event

On August 5, 2003, the Company announced that its Board of Directors had authorized the Company to pursue a divestment of the Company’s Enterprise Software Systems business. The Board of Directors acted upon the recommendation of a Special Committee comprised of the Company’s independent directors. The transaction is intended to qualify as a tax-free divestment under Internal Revenue Code Section 355. Under the proposed terms of the divestment, the Company will contribute all of the assets and liabilities of its Enterprise Software Systems business, including approximately $6.0 million to $8.0 million in cash, to a newly formed subsidiary, and then transfer all of the shares of the new company to Erez Goren, the Company’s Co-Chief Executive Officer and Chairman of the Board, and members of a newly formed management team, in exchange for the redemption of approximately 2.0 million shares of the Company’s common stock held by Mr. Goren, representing approximately 7.0% of the Company’s outstanding shares of common stock. The cash and stock components of the deal will be based upon a calculated average value of the Company’s common stock at the completion of the definitive agreement between the parties. Upon closing of the transaction, Mr. Goren will resign as co-chairman and co-CEO of Radiant Systems and as a member of the Company’s Board of Directors.

The split-off remains subject to negotiation and execution of definitive documentation of the transaction, receipt of certain third-party consents and other conditions as well as final approval by the Special Committee and the Board of Directors. Additionally, the Special Committee has conditioned consummation of the split-off on the approval of the holders of a majority of the shares of the Company’s common stock held by disinterested shareholders. The Company will hold a special meeting of shareholders to consider the proposed split-off, and the transaction is expected to be consummated in the fourth quarter of 2003.

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

In 1999, the Company began developing its new generation of management systems products—Radiant 6e Enterprise Productivity Suite, formerly WAVE™. This product architecture was designed to combine and expand the functionality of the Company’s Site Management Systems and Headquarters-Based Management Systems. The Radiant 6e Enterprise Productivity Suite was generally released during the first quarter of 2002. The Company offers its Radiant 6e Enterprise Productivity Suite both through the application service provider, or “ASP,” delivery model as well as through installations directly in client locations as “client-hosted” systems. In instances where clients select the ASP delivery model, the Company will remotely host applications from an off-site central server that users can access over dedicated lines, virtual private networks or the Internet.

In connection with its strategy to develop ASP-delivered products, in April 2000 the Company began offering certain new and existing products on a subscription-based pricing model. Under this subscription-based pricing model, clients pay a fixed, monthly fee for use of the legacy products, as well as the Radiant 6e Enterprise Productivity Suite and the necessary hosting services to utilize those applications and solutions. This subscription-based offering represents a change in the Company’s historical pricing model in which clients were charged an initial licensing fee for use of the Company’s products and additional fees for continuing maintenance and support during the license period. To date, the Company continues to derive a substantial majority of its revenue from these legacy products under its traditional sales model of one-time software license fees, hardware sales and software maintenance and support fees. Based on this historical trend, the Company anticipates that clients purchasing the Company’s legacy products will continue to favor the one-time software license and hardware purchases over the subscription-based pricing model for the foreseeable future. As of June 30, 2003, the Company’s subscription-based revenues have been immaterial to total revenues As more fully discussed in “—Recent Developments” below, on August 5, 2003 the Company announced that its Board of Directors had authorized the Company to pursue a divestment of the Company’s Enterprise Software Systems business, which primarily includes the Enterprise Productivity Suite.

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

Recent Developments

Beginning in the first quarter ended March 31, 2003 and continuing into the second quarter ended June 30, 2003, the Company again experienced a decline in revenues and negative operating results. The Company attributes this decline to slower than anticipated acceptance and implementations of the Radiant 6e Enterprise Productivity Suite by both new and existing clients as well as the current global economic downturn and the resulting delay in purchases by new and existing clients. In response to these conditions, during the latter part of the first quarter and through the second quarter of 2003, the Company, in addition to other measures, downsized its personnel by approximately 5.0% in order to reduce its operating costs. Management currently expects that it will incur a loss during the third quarter ending September 30, 2003; however, the magnitude of such a loss cannot be estimated at this time.

As more fully described in Note 6 of the condensed consolidated financial statements, during the second quarter of 2003, the Company restructured its business units into two distinct operating segments and as a result, currently operates under two segments, Store Systems and Enterprise Software Systems. The Store Systems segment focuses on delivering site management systems, including point-of-sale (POS), self-service kiosk, and back-office systems, designed specifically for the Company’s core vertical markets of Petroleum and Convenience Store, Food Service and Entertainment, while the Enterprise Software Systems segment focuses on delivering its web-based Radiant 6e Enterprise Productivity Software Suite including functionality such as workforce and supply chain management to the broader retail markets both within and outside the Company’s core vertical markets.

As more fully described in Note 7 of the condensed consolidated financial statements, on August 5, 2003, the Company announced that its Board of Directors had authorized the Company to pursue a divestment of the Company’s Enterprise Software Systems business. Under the proposed terms of the tax free split-off, the Company will contribute all of the assets and liabilities of its Enterprise Software Systems business, including approximately $6.0 million to $8.0 million in cash, to a newly formed subsidiary, and then transfer all of the shares of the new company to Erez Goren, the Company’s Co-Chief Executive Officer and Chairman of the Board, and members of a newly formed management team, in exchange for the redemption of approximately 2.0 million shares of the Company’s common stock held by Mr. Goren, representing approximately 7.0% of the Company’s outstanding shares of common stock.

Results of Operations

Three and six months ended June 30, 2003 compared to three and six months ended June 30, 2002

System Sales. The Company derives the majority of its revenues from sales and licensing fees of its headquarters-based, back office management, and point of sale solutions. System sales decreased 44.1% to $11.2 million for the quarter ended June 30, 2003 (the “second quarter 2003”), compared to $20.0 million for the quarter ended June 30, 2002 (the “second quarter 2002”). System sales decreased 33.1% for the six months ended June 30, 2003 (the “fiscal period 2003”) to $24.8 million compared to $37.1 for the six months ended June 30, 2002 (the “fiscal period 2002”).This decrease was primarily due to slower than anticipated acceptance and implementations of the Radiant 6e Enterprise Productivity Suite by both new and existing clients as well as the current global economic downturn and the resulting delay in purchases by new and existing clients.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services. Client support, maintenance and other services remained flat at $16.7 million for the second quarters 2003 and 2002. Client support, maintenance and other services increased 5.3% to $32.5 million for the fiscal period 2003, compared to $30.9 million for the fiscal period 2002. This increase was due primarily to increased professional services revenues which increased 11.5% to $13.4 million for the fiscal period 2003, compared to $12.1 million for the fiscal period 2002 due to increased client demand for consulting, custom development, and installation services. Additionally, support and maintenance revenues increased approximately 1.3% to $19.1 million for the fiscal period 2003, compared to $18.8 million for the fiscal period 2002. This increase was due to increased support and maintenance services revenues within existing markets, resulting from an increased installed base over the same period a year ago.

Cost of System Sales. Cost of system sales consists primarily of hardware and peripherals for site-based systems, amortization of software costs and labor. These costs are expensed as products are shipped. Cost of system sales decreased 34.7% to $7.2 million for the second quarter 2003, compared to $11.0 million for the second quarter 2002 and decreased 19.0% to $15.2 million for the fiscal period 2003 from $18.8 million for the fiscal period 2002. This decrease was primarily due to decreased hardware cost of sales directly attributable to the decline in system sales during the second quarter and fiscal period 2003 compared to the second quarter and fiscal period 2002. This decrease was partially offset by an increase in amortization of capitalized software costs and acquired technology. Amortization of capitalized software costs and acquired technology was approximately $1.4 million and $1.2 million for the second quarter 2003 and 2002, respectively, and approximately $2.8 million and $2.0 million for fiscal periods 2003 and 2002, respectively. Cost of system sales as a percentage of system sales increased to 64.1% for the second quarter 2003 from 54.9% for the second quarter 2002 and increased to 61.4% for the fiscal period 2003 compared to 50.7% for the fiscal period 2002. This increase was due primarily to the allocation of certain fixed costs over a smaller revenue base due to the decrease in system sales revenues over the prior periods as well as the increase in the amortization of capitalized software costs and acquired technology.

Impairment of Capitalized Software and Acquired Software Technology. As more fully described in Notes 3 and 5 to the condensed consolidated financial statements, during the second quarter 2003 the Company recorded charges totaling $15.7 million for the impairment of capitalized software and acquired software technology. This was the combined result of a charge of $14.8 million for the impairment of capitalized software costs associated with the Enterprise Productivity Software, a charge of $734,000 for the impairment of acquired software technology associated with the HotelTools software, and a charge of $169,000 for the impairment of the acquired software technology related to the ICON software source code which is recorded as a component of cost of revenues in the condensed consolidated statements of operations.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations. Cost of client support, maintenance and other services increased 19.2% to $11.1 million for the second quarter 2003 from $9.3 million for the second quarter 2002 and increased 26.2% to $22.6 million for the fiscal period 2003 compared to $17.9 million for the fiscal period 2002. The primary result of this increase was due to the fact that costs associated with professional services increased 35.9% to $4.8 million in the second quarter of 2003, compared to $3.5 million in the second quarter 2002 and 49.0% to $9.8 million in the fiscal period 2003, compared to $6.6 million in the fiscal period 2002. This increase resulted from costs associated with increased headcount since the second quarter 2002 in advance of anticipated professional services revenues relating to future implementations of the Radiant 6e Enterprise Productivity Suite. Additionally, software support and maintenance costs increased 8.9% to $6.3 million for the second quarter 2003, compared to $5.8 million for the second quarter 2002 and increased 13.0% to $12.8 million for the fiscal period 2003, compared to $11.3 million for the fiscal period 2002. This increase was primarily due to increased maintenance costs associated with the general release of the Radiant 6e Enterprise Productivity Suite in March 2002. Hardware maintenance costs remained relatively flat at $2.4 million for the second quarters 2003 and 2002. Hardware maintenance costs increased 3.1% to $4.7 million compared to $4.5 million for the fiscal periods 2003 and 2002, respectively. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues increased to 66.8% for the second quarter 2003 from 55.9% for the second quarter 2002 and increased to 69.4% for the fiscal period 2003 from 57.9% for the fiscal period 2002 as costs grew at a faster rate than associated revenues due to slower than anticipated acceptance and future implementations of the Radiant 6e Enterprise Productivity Suite by both new and existing clients, as well as the current global economic downturn and the resulting delay in purchases by new and existing clients.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts, excluding those related to associated revenues. Product development expenses increased 5.1% to $4.1 million for the second quarter 2003, compared to $3.9 million for the second quarter 2002. Product development expenses increased 1.7% to $7.5 million for the fiscal period 2003 compared to $7.3 million for the fiscal period 2002. This increase was due primarily to increased wage expense associated with increased headcount and merit pay increases in the fourth quarter 2002, as well as a decrease in capitalized software development costs as a result of the general release of the Radiant 6e Enterprise Productivity Suite during the first quarter of 2002. This increase was partially offset by additional product development personnel assigned to software maintenance and custom development efforts due to increased software maintenance requirements associated with the release of the Radiant 6e Enterprise Productivity Suite in March 2002, as well as an increased demand for custom development services during the second quarter and fiscal period 2003. These software maintenance and custom development costs are included in cost of client support, maintenance and other services. During the second quarter 2003, the Company capitalized software development costs of $1.2 million, or 23.2% of its total product development costs, compared to $1.3 million or 24.7% during the second quarter 2002. For fiscal period 2003, the Company capitalized software development costs of $2.7 million, or 26.2% of total product development costs, compared to $3.2 million, or 30.3%, for the fiscal period 2002. Product development expenses as a percentage of total revenues increased to 14.6% during the second quarter 2003 from 10.5% during the second quarter 2002 and to 13.0% for the fiscal period 2003 from 10.8% for the fiscal period 2002 as product development expenses increased at a pace faster than revenues.

Sales and Marketing Expenses. Sales and marketing expenses decreased 18.0% to $4.4 million during the second quarter 2003, compared to $5.3 million for the second quarter 2002 and decreased 10.1% to $9.1 million during fiscal period 2003, compared to $10.1 million for fiscal period 2002. This decrease was due to decreased bonus and commission expense resulting from decreased revenues during the second quarter 2003 and fiscal period 2003 as well as decreased wage expense due to decreased headcount during the second quarter 2003 and fiscal period 2003 over the same periods a year ago. Sales and marketing expenses as a percentage of total revenues were 15.7% and 14.6% for the second quarters 2003 and 2002, respectively, and were 15.9% and 14.9% for fiscal periods 2003 and 2002, respectively.

Depreciation and Amortization. Depreciation and amortization expenses decreased 15.5% to $1.1 million for the second quarter 2003, compared to $1.3 million for the second quarter 2002 and decreased 15.9% to $2.2 million for fiscal period 2003, compared to $2.6 million for fiscal period 2002. The decrease was due primarily to the retirement of certain fully depreciated fixed assets during 2002. Depreciation and amortization as a percentage of total revenues was 3.9% and 3.5% for the second quarter 2003 and 2002, respectively, and 3.8% and 3.9% for fiscal periods 2003 and 2002, respectively.

Impairment of TriYumf Asset. As more fully described in Note 5 of the condensed consolidated financial statements, during the second quarter 2003 the Company recorded a charge of $10.6 million for the impairment of the TriYumf Asset. This was the result of a charge of $14.3 million for the TriYumf Asset, reduced by $3.7 million of deferred revenues associated with the Yum! Brands Agreement.

Impairment of Goodwill. As a result of an interim impairment test performed during the second quarter 2003 the Company recorded charges totaling $6.2 million for the impairment of goodwill. This was the result of a charge of $2.3 million for the impairment of goodwill associated with the Company’s Hospitality and Food Service business unit, and a charge of $3.9 million for the impairment of goodwill associated with the Company’s International business unit. No such charge was incurred during fiscal 2002.

Lease Termination and Severance Costs. As more fully described in Note 5 of the condensed consolidated financial statements, the Company established a restructuring reserve of approximately $211,000 for purposes of employee severance related to a downsizing of the Company’s workforce by approximately 5.0% to reduce its operating expenses in response to the current economic conditions and to better align resources within the Company. The Company paid all amounts under this charge by the end of the second quarter 2003 and had no further liabilities related to this action.

During the first quarter 2003, the Company recorded a non-recurring charge of $550,000 related to actual lease settlement fees associated with the closure of one of the California facilities, as well as an estimate of settlement fees associated with a second California facility. The Company is currently in negotiations to cancel or sublease the remaining lease obligation in California and expects to finalize these discussions during the third quarter ending September 30, 2003.

General and Administrative Expenses. General and administrative expenses remained relatively flat, decreasing 2.3% to $3.2 million, or 11.5% of revenues, for the second quarter 2003, compared to $3.3 million, or 8.9% of revenues, for the second quarter 2002. General and administrative expenses increased 8.0% to $6.7 million for fiscal period 2003, compared to $6.2 million for fiscal period 2002. This increase was due primarily to the reinstatement during the fourth quarter of 2002 of the salaries previously forfeited by the Company’s senior leadership team during the fourth quarter 2001. This increase was offset by the headcount reductions as a result of the downsizing during the second quarter 2003.

Interest Income, Net. Net interest income decreased 31.6% to $106,000 for the second quarter 2003, compared to $155,000 for the second quarter 2002. For fiscal period 2003, net interest income decreased 28.8% to $257,000, compared to net interest income of $361,000 for fiscal period 2002. The Company’s net interest income is derived from the investment of its cash and cash equivalents, less interest expense incurred on its long-term debt. The decreases in net interest income resulted primarily from a decrease in the Company’s weighted average interest rate it received on cash balances in the second quarter and fiscal period 2003 over the second quarter and fiscal period 2002. The interest rate decrease was offset by an increase in cash and cash equivalents to an average cash balance of $40.9 million during the second quarter 2003 and $41.4 million during the fiscal period 2003 from an average cash balance of $27.4 million during the second quarter 2002 and $30.0 million during the fiscal period 2002. See “—Liquidity and Capital Resources” and “—Item 3. Quantitative and Qualitative Disclosures About Market Risks.”

Income Tax Provision. The Company recorded an income tax provision of $58,000 comprised of certain state, local and foreign income taxes in the second quarter 2003 compared to a tax provision of $1.3 million in the second quarter 2002. The Company recorded a tax provision of $164,000 for fiscal period 2003 compared to a tax provision of $2.4 million for fiscal period 2002. No tax benefit was recorded on the second quarter 2003 and fiscal period 2003 loss due to the uncertainty of realizing the benefit of the net operating losses generated during the second quarter and fiscal period 2003. Realization is dependent upon generating sufficient taxable income in future periods. Although realization is not currently assured, in the future, should management determine that realization of these losses is more likely than not, the tax benefit will be realized and the Company’s effective tax rate will be reduced.

Net (Loss) Income. Net loss for the second quarter 2003 was $35.8 million, or $1.29 per share, a decrease of $37.3 million, or $1.34 per diluted share, compared to net income of $1.5 million or $0.05 per diluted share, for the second quarter 2002. Net loss for the six months ended June 30, 2003, was $39.1 million, or $1.40 per diluted share, a decrease of $42.1 million, or $1.50 per diluted share, over net income of $3.0 million, or $0.10 per diluted share, for the same period last year.

Liquidity and Capital Resources

The Company’s working capital decreased $12.8 million, or 19.4%, to $53.4 million at June 30, 2003 compared to $66.2 million at December 31, 2002. This decrease was due primarily to a decrease in accounts receivable of $13.9 million, or 44.5%, to $17.3 million at June 30, 2003 compared to $31.2 million at December 31, 2002 as cash collections exceeded revenues during the fiscal period 2003. Additionally, during the fiscal period 2003, the Company used $9.8 million in cash on investing activities and $1.5 in financing activities. The Company funds its business through cash generated by operations. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of such funds may be adversely affected. If the need arises, management believes that based on its current balance sheet and financial position, it would be successful in securing third-party financing which would provide an additional source of liquidity for the Company.

Cash and cash equivalents were $39.4 million at June 30, 2003 compared with $43.4 million at December 31, 2002.

Cash provided by operating activities was $7.4 million and $1.4 million in fiscal periods 2003 and 2002, respectively. In fiscal period 2003, cash provided by operating activities consisted primarily of $15.7 million for the impairment of capitalized software and acquired technology, $10.6 million for the impairment of the TriYumf Asset and $6.2 million for the impairment of goodwill. These impairments are more fully described in Notes 3 and 5 of the condensed consolidated financial statements. In addition, cash provided by operating activities included a decrease in accounts receivable of $13.9 million as cash collections exceeded revenues during the fiscal period and depreciation and amortization of $5.2 million. These amounts were offset by a net loss of $39.1 million, a decrease in accounts payable of $4.6 million and a decrease in accrued liabilities of $200,000. These decreases in accounts payable and accrued liabilities were due to the timing of certain vendor payments. In the fiscal period 2002, cash provided by operating activities consisted primarily of net income of $3.0 million, depreciation and amortization of

$4.9 million, as well as decreased inventories of $2.0 million, a decrease in other assets of $1.3 million, and an increase in accounts payable of $1.1 million. These amounts were offset by an increase in accounts receivable of $11.0 million.

Cash used in investing activities during the fiscal periods 2003 and 2002 was $9.8 million and $10.0 million, respectively. The uses of cash in investing activities during the fiscal period 2003 consisted primarily of purchases of property and equipment of $2.3 million and capitalized software costs of $2.7 million as well as the purchase of the TriYumf Asset and capitalized professional services costs for a total of $4.9 million. As more fully described in Note 5 of the condensed consolidated financial statements, the Company paid Yum! Brands $4.4 million as the third installment for the source code and object code for certain back office software previously developed by Yum! Brands and capitalized approximately $500,000 in professional services costs. The uses of cash in investing activities for the fiscal period 2002 was due to the Company’s payment of the second installment for the purchase of the TriYumf Asset of $5.3 million, capitalized professional services costs of approximately $400,000, purchases of property and equipment of $1.1 million and capitalized software development costs of $3.2 million.

Cash of $1.5 million was used in financing activities during the fiscal period 2003 due primarily to fund the Company’s purchase of common stock pursuant to its stock repurchase program for approximately $2.0 million and principal payments under capital lease obligations of approximately $200,000, offset by cash received from the exercise of stock options of approximately $500,000 and approximately $200,000 of cash received from stock issued under the Company’s employee stock purchase plan. Cash of $700,000 was provided by financing activities during the fiscal period 2002 due primarily to approximately $500,000 of cash received from the exercise of employee stock options and approximately $400,000 of cash received from stock issued under the Company’s employee stock purchase plan, offset by principal payments under capital lease obligations of approximately $200,000.

In May 2001, the Board of Directors of the Company renewed the stock repurchase program whereby the Company was authorized to repurchase up to 1.0 million shares of common stock of the Company through May 2002. During the fiscal period 2002, the Company repurchased and subsequently retired approximately 25,000 shares at prices ranging from $7.71 to $8.00 per share, for total consideration of approximately $196,000 under this program. In August 2002, the Board of Directors of the Company authorized a re-commencement of the Company’s stock repurchase program authorizing the repurchase of up to 1.0 million shares of its common stock through August 2003. The Company did not repurchase any shares under this plan in 2002. During the fiscal period 2003, the Company repurchased and subsequently retired approximately 286,000 shares at prices ranging from $5.81 to $8.16 per share, for total consideration of approximately $2.0 million under this program. Additionally, on June 30, 2003 the Company committed to purchase approximately 210,000 shares at $6.60 per share. As this settlement did not occur after June 30, 2003 the Company recorded a liability of approximately $1.4 million as of June 30, 2003. As of August 11, 2003, the Company has purchased approximately 496,000 shares of its common stock for total consideration of approximately $3.4 million under the Board authorized stock repurchase plan since its re-commencement in August 2002.

As more fully described in Note 7 of the condensed consolidated financial statements, on August 5, 2003, the Company announced that its Board of Directors had authorized the Company to pursue a divestment of the Company’s Enterprise Software Systems business. Under the proposed terms of the tax free split-off, the Company will contribute all of the assets and liabilities of its Enterprise Software Systems business, including approximately $6.0 million to $8.0 million in cash, to a newly formed subsidiary, and then transfer all of the shares of the new company to Erez Goren, the Company’s Co-Chief Executive Officer and Chairman of the Board, and members of a newly formed management team, in exchange for the redemption of approximately 2.0 million shares of the Company’s common stock held by Mr. Goren, representing approximately 7.0% of the Company’s outstanding shares of common stock.

The Company leases office space, equipment and certain vehicles under noncancelable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases various equipment and furniture under a four-year capital lease agreement. The capital lease runs until March 31, 2005. Aggregate future minimum lease payments under the capital lease and noncancelable operating leases as of June 30, 2003 are as follows (in thousands):

	Payments Due by Period

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years

Contractual Obligations:
Capital Lease Obligations	$964	$551	$413	—	—
Operating Leases	38,444	5,434	8,506	$7,793	$16,711
Other Long-Term Obligations (1)	4,026	4,026	—	—	—

Total Contractual Cash Obligations	$43,434	$10,011	$8,919	$7,793	$16,711

(1) As more fully described in Notes 4 and 5 of the condensed consolidated financial statements, on June 30, 2001 the Company and Yum! Brands, Inc. (“Yum! Brands”), formerly Tricon Restaurant Services Group, Inc., signed a contract (the “Agreement”) evidencing a multi-year arrangement to implement the Radiant 6e Enterprise Productivity Suite (“Enterprise Software”) in Yum! Brands’ company-owned restaurants around the world under a subscription software arrangement. As part of this Agreement, the Company agreed to purchase from Yum! Brands its source code and object code for certain back office software (“TriYumf Asset”) previously developed by Yum! Brands for approximately $20.0 million, $16.4 million of which is payable in specified annual installments through December 31, 2003. The remaining $3.5 million is payable on a pro rata basis based upon Yum! Brands’ acceptance and rollout of the Enterprise Software and fulfillment of its total target client store commitment. The Company agreed to purchase the TriYumf Asset for needs analysis purposes only and has no intention to complete coding on the TriYumf Asset or incorporate the TriYumf Asset into its Enterprise Software. Furthermore, Yum! Brands is not entitled to receive royalties from sales of the Enterprise Software, and the Company is entitled to a refund of a majority of its payments from Yum! Brands should Yum! Brands not install a requisite number of sites with the Enterprise Software, as prescribed in the Agreement. Although its third installment of $4.4 million was due on December 31, 2002, the Company paid Yum! Brands in January 2003. Yum! Brands waived all penalties and additional interest expense. To date, the Company has paid Yum! Brands $12.4 million as its first three payments for the purchase of the TriYumf Asset with the remaining specified annual installment payment of $4.0 million due December 31, 2003. The remaining annual installment payment is secured by an irrevocable letter of credit secured by the Company’s accounts receivable.

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

Goodwill and Intangible Assets

The Company has significant intangible assets related to goodwill and other acquired intangibles as well as capitalized software costs. In assessing the recoverability of goodwill and other intangible assets, the Company must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, the Company will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which houses goodwill to that reporting unit’s fair value. The fair value of the reporting units are based upon the net present value of future cash flows, including a terminal value calculation. If the reporting units’ estimated fair value exceeds the reporting units’ carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. If the Company determines that there is an impairment in either an intangible asset, or goodwill, as occurred during the second quarter 2003, the Company may be required to record an impairment charge in the reporting period in which the impairment is determined, which may have a negative impact on earnings.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risks

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents. During the second quarter 2003 and fiscal period 2003, the weighted average interest rate on its cash balances was approximately 1.25% and 1.32%, respectively. A 10.0% decrease in this rate would have impacted interest income by approximately $11,000 and $25,000, respectively, during the second quarter 2003 and fiscal period 2003.

As more fully explained in Note 6 of the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $7.4 million and $11.1 million during fiscal periods 2003 and 2002, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effects of foreign exchange rate fluctuations on the Company results of operations and financial position during the second quarter 2003 and 2002 were not material.

Item 4.     Disclosure Controls and Procedures

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls on a quarterly basis. As of June 30, 2003 management, including the Company’s principal executive and principal financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures, and, based on its evaluation, the principal executive and principal financial officers have concluded that these controls and procedures are operating effectively in timely alerting them to material information relating to the Company required to be included in the Company’s Securities and Exchange Commission filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation. Management noted no significant deficiencies or material weaknesses in the design or operation of the Company’s internal controls.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Certification of Erez Goren, Co-Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John H. Heyman, Co-Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

One report on Form 8-K, dated May 1, 2003, was filed during the quarter ended June 30, 2003, regarding the release of financial results for the three months ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC
Dated: August 14, 2003	By:	/s/ MARK E. HAIDET

Mark E. Haidet, Chief Financial Officer (Duly authorized officer and principal financial officer)