Form 10-Q
period 2003-09-30
RADIANT SYSTEMS INC
filed 2003-11-14
CIK 845818

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2003

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

The number of the registrant’s shares outstanding as of November 11, 2003 was 27,741,079

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$36,706	$43,382
Accounts receivable, net of allowances for doubtful accounts of $2,594 and $2,597, respectively	19,075	31,167
Inventories, net	12,453	13,542
Intangible assets, net	550	—
Other short-term assets	5,414	4,122

Total current assets	74,198	92,213

Property and equipment, net	11,940	11,948
Software development costs, net	2,111	16,969
Goodwill, net	6,349	12,521
Intangible assets, net	225	2,155
TriYumf Asset and other long-term assets	48	9,450

	$94,871	$145,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,648	$9,741
Accrued liabilities	6,562	5,271
Client deposits and unearned revenue	11,194	10,509
Current portion of long-term debt	515	491

Total current liabilities	23,919	26,012

Client deposits and unearned revenue, less current portion	—	2,994
Deferred tax liability	880	880
Long-term debt, less current portion	270	660

Total liabilities	25,069	30,546

Shareholders’ equity
Common stock, $0.00001 par value; 100,000,000 shares authorized; 27,725,559 and 28,021,689 shares issued and outstanding, respectively	0	0
Additional paid-in capital	114,166	116,752
Accumulated deficit	(44,364)	(2,042)

Total shareholders’ equity	69,802	114,710

	$94,871	$145,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenues:
System sales	$11,762	$19,186	$36,592	$56,305
Client support, maintenance and other services	15,995	17,761	48,504	48,637

Total revenues	27,757	36,947	85,096	104,942

Cost of revenues:
System sales	6,832	10,275	22,069	29,082
Impairment of capitalized software and acquired software technology	1,367	—	17,091	—
Client support, maintenance and other services	10,977	10,346	33,531	28,213

Total cost of revenues	19,176	20,621	72,691	57,295

Gross profit	8,581	16,326	12,405	47,647

Operating Expenses:
Product development	4,055	3,777	11,508	11,106
Sales and marketing	3,527	5,600	12,646	15,749
Depreciation and amortization	1,045	1,210	3,252	3,835
Impairment of TriYumf Asset	—	—	10,589	—
Impairment of goodwill	—	—	6,172	—
Lease termination and severance costs	—	—	761	—
General and administrative	3,289	3,200	9,975	9,393

(Loss) income from operations	(3,335)	2,539	(42,498)	7,564

Interest and other income, net	171	185	428	546

(Loss) income before income tax provision	(3,164)	2,724	(42,070)	8,110

Income tax provision	88	1,106	252	3,501

Net (loss) income	$(3,252)	$1,618	$(42,322)	$4,609

(Loss) income per share:
Basic (loss) income per share	$(0.12)	$0.06	$(1.52)	$0.17

Diluted (loss) income per share	$(0.12)	$0.06	$(1.52)	$0.16

Weighted average shares outstanding:
Basic	27,714	27,872	27,860	27,674

Diluted	27,714	28,917	27,860	28,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(42,322)	$4,609
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of capitalized software and acquired software technology	17,091	—
Impairment of TriYumf Asset	10,589	—
Impairment of goodwill	6,172	—
Depreciation and amortization	6,606	7,501
Changes in assets and liabilities:
Accounts receivable	12,092	(5,779)
Inventories	1,089	2,869
Other assets	(1,011)	699
Accounts payable	(5,488)	2,599
Accrued liabilities	1,291	1,853
Client deposits and deferred revenue	1,433	496

Net cash provided by operating activities	7,542	14,847

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,434)	(1,948)
Purchase of software asset and capitalized professional services costs	(5,211)	(5,855)
Capitalized software development costs	(4,018)	(4,407)

Net cash used in investing activities	(12,663)	(12,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of employee stock options	539	977
Repurchase of common stock	(2,048)	(196)
Proceeds from shares issued under employee stock purchase plan	198	380
Principal payments under capital lease obligations	(365)	(342)
Proceeds from repayments of shareholder loans	—	818
Other	121	30

Net cash (used in) provided by financing activities	(1,555)	1,667

(Decrease) increase in cash and cash equivalents	(6,676)	4,304

Cash and cash equivalents at beginning of period	43,382	33,924

Cash and cash equivalents at end of period	$36,706	$38,228

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Issuance of common stock in connection with acquisition of Breeze	$—	$1,765

Cash paid for interest	$48	$71

Cash paid for income taxes	$260	$765

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements, the general instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Radiant Systems, Inc. (“Radiant” or the “Company”) management, these condensed consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary for fair presentation of the consolidated financial condition and results of operations for these periods. The interim results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements as filed in its Annual Report on Form 10-K for the year ended December 31, 2002.

Net (Loss) Income Per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Average common shares outstanding	27,714	27,872	27,860	27,674
Dilutive effect of outstanding stock options	—	1,045	—	1,261

Average common shares outstanding assuming dilution	27,714	28,917	27,860	28,935

For the three and nine month periods ended September 30, 2003, options to purchase approximately 5.9 million and 5.2 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the periods then ended. For the three and nine month periods ended September 30, 2002, options to purchase approximately 4.4 million and 2.7 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the periods then ended.

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

The Company will continue to account for stock compensation in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). The following table presents pro forma disclosures required by SFAS No. 148 of net income and basic and diluted earnings per share as if stock-based employee compensation had been recognized during the three and nine months ended September 30, 2003 and 2002, as determined under the fair value method using the Black-Scholes pricing model (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net (loss) income, as reported	$(3,252)	$1,618	$(42,322)	$4,609
Less: stock-based compensation expense, net of related tax effects	2,160	2,893	8,477	7,365

Pro forma net loss	$(5,412)	$(1,275)	$(50,799)	$(2,756)

Basic (loss) earnings per share — as reported	$(0.12)	$0.06	$(1.52)	$0.17

Diluted (loss) earnings per share — as reported	$(0.12)	$0.06	$(1.52)	$0.16

Basic loss per share — pro forma	$(0.20)	$(0.05)	$(1.82)	$(0.10)

Diluted loss per share — pro forma	$(0.20)	$(0.05)	$(1.82)	$(0.10)

Assumptions:

Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Expected stock price volatility	95.0%	95.0%	95.0%	95.0%

Risk-free interest rate	3.25%	2.25%	3.25%	2.25%

Expected life of option	4.5 years	4.5 years	4.5 years	4.5 years

Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, Elements of Financial Statements, as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the third quarter 2003. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” in determining whether a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities. This interpretation applies to variable interest entities created or obtained after January 31, 2003, and to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46, as amended, was effective on February 1, 2003 for new transactions and is effective for reporting periods ending on or after December 15, 2003 for transactions entered into prior to February 1, 2003. The Company has not entered into any new transactions subject to FIN 46 since February 1, 2003. Management believes adoption of this statement as it relates to transactions entered into prior to February 1, 2003 will not have a material impact on the Company’s consolidated financial statements.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a company to recognize the fair value for certain guarantee obligations on the date of issuance of the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis for guarantee arrangements issued or modified by the Company after December 31, 2002. FIN 45 also requires a company to make certain additional disclosures even when the likelihood of payment under the guarantee is remote. The adoption of FIN 45 had no impact on the results of operations of the Company.

Pursuant to FIN 45 and subsequent FASB staff positions, intellectual property infringement indemnifications are subject to the disclosure requirements of FIN 45, but are exempt from its initial recognition and measurement provisions. The Company typically includes its standard intellectual property indemnification clauses in its software license agreements. Pursuant to these clauses, the Company agrees to defend and hold harmless the indemnified party, typically the Company’s customers, business partners, and their directors, officers, employees and agents, in connection with certain intellectual property infringement claims by third parties relating to the Company’s products. The term of the indemnification clauses are typically in perpetuity, and generally applies at any time after the execution of the software license agreement. In addition, the Company generally warrants that its software products will perform in all material respects in accordance with its standard published software specifications in effect at the time of delivery of the licensed products to the customer for a specified period of time following delivery, typically 90 to 180 days. The Company has not experienced any material intellectual property indemnification or warranty claims historically and has no amounts accrued as of September 30, 2003 relating to such obligations.

2. Acquisitions and Divestitures

Acquisitions

In December 2002, the Company purchased the software source code from ICON Software Limited (“ICON”), a provider of software solutions for the entertainment and cinema industry. The transaction included the purchase of certain software technology source code and customer lists. The purchase price consisted of approximately $410,000 in cash. Intangibles of approximately $410,000 were recorded, which, prior to June 30, 2003, were being amortized over one year. As more fully described in Note 3, during the second quarter of 2003, the Company wrote off the remaining unamortized portion of these intangible assets of approximately $169,000.

On July 26, 2001, the Company purchased certain assets from HotelTools, Inc. (“HotelTools”), an emerging provider of enterprise software solutions for the hospitality industry including solutions to centralize all aspects of multi-property hotel operations, including hotel management, rate management, reservations and procurement. The transaction included the purchase of certain intellectual property rights, fixed assets and patents pending. The purchase price consisted of $1.8 million in cash and assumption of net liabilities of approximately $1.0. Total consideration, including approximately $100,000 in transaction costs, was $2.9 million. Intangibles of approximately $2.4 million were recorded, which are being amortized over two to five years. As more fully described in Note 3, during the second quarter of 2003, the Company wrote down the intangible assets associated with HotelTools.

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

Divestitures

On August 5, 2003, the Company announced that its Board of Directors had authorized the Company to pursue a divestment of the Company’s Enterprise Software Systems business. The Board of Directors acted upon the recommendation of a Special Committee comprised of the Company’s independent directors. The transaction is intended to qualify as a tax-free divestment under Internal Revenue Code Section 355. As more fully described in Note 7, the final terms of the divestment were modified from the original terms outlined on August 5, 2003. Under the original terms, the Company was to contribute all of the assets and certain liabilities of its Enterprise Software Systems business, including approximately $6.0 million to $8.0 million in cash, to a newly formed subsidiary, and then transfer all of the shares of the new company to Erez Goren, the Company’s Co-Chief Executive Officer and Chairman of the Board, in exchange for the redemption of approximately 2.0 million shares of the Company’s common stock held by Mr. Goren, representing approximately 7.0% of the Company’s outstanding shares of common stock. The cash and stock components of the deal were to be based upon a calculated average value of the Company’s common stock at the completion of the definitive agreement between the parties. Furthermore, upon closing of the transaction, Mr. Goren will resign as co-chairman and co-CEO of Radiant Systems and as a member of the Company’s Board of Directors.

The closing of the transaction is subject to the approval of the disinterested shareholders of the Company and certain other customary conditions. The transaction is expected to close during the first quarter ending March 31, 2004.

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

As more fully described in Note 2, during the second quarter of 2003, management determined that, it was more likely than not that a portion of the business, the Enterprise Software Systems business, would be sold or otherwise disposed. Management determined that the likelihood of sale did not warrant assets held for sale treatment as all the criteria for held for sale treatment were not met as prescribed under Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). However, the Company viewed the likelihood of this sale as a triggering event requiring an interim impairment test as prescribed per the guidelines in SFAS 142. As a result, the Company performed a step one impairment test to determine if the carrying value of any reporting unit including goodwill exceeded its fair value. Upon completion of this initial test, the Company determined that goodwill was potentially impaired at two of its reportable business units, Hospitality and Food Service and International, and that a step two impairment test was required. To determine whether the goodwill at these business units was impaired, the Company performed an analysis similar to that of a purchase price allocation, where the fair value of the individual tangible and intangible assets (excluding goodwill) and liabilities of the reporting units were compared to the fair value of the reporting units, with the residual amount being the fair value assigned to goodwill. The fair values of reporting units were estimated using discounted cash flows, specifically, estimating the present value of the future cash flows of the reporting units. The fair value of each of the assigned assets and liabilities was determined using either a cost, market or income approach, as appropriate, for each individual asset or liability. As a result of the foregoing, the Company determined that the goodwill at its Hospitality and Food Service business unit in the amount of $2.3 million was impaired, as well as approximately $3.9 million of goodwill at its International business unit. As such, the Company recorded an impairment charge totalling $6.2 million during the second quarter of 2003. No such charge was recorded during the third quarter of 2003.

Intangible assets

A summary of the Company’s intangible assets as of September 30, 2003 and December 31, 2002 is as follows (in thousands):

	September 30, 2003	December 31, 2002
Current:
Software technology – HotelTools, net	$550	—

Long term:
Software technology – ICON	—	$410
Software technology – HotelTools	—	2,082
Other	$299	560

Accumulated amortization	(74)	(897)

Total long term intangible assets, net	$225	$2,155

During the second quarter of 2003 management approved a plan to sell the HotelTools software. The software is available for immediate sale and management is actively in negotiations to sell the software in its present condition. Moreover, management expects to sell the software in the next twelve months. As a result of this impending sale and in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed (“SFAS No. 86”) and SFAS No. 144, the Company wrote down the assets associated with HotelTools to fair value less estimated costs to sell, and as such recorded a charge of approximately $734,000. Additionally, the Company reclassified the remaining intangible asset balance of $550,000 to other short-term assets to reflect the impending sale. As HotelTools is not a reportable segment of the Company, as evidenced by operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company, the proposed sale of HotelTools is not treated as discontinued operations in the accompanying condensed consolidated statements of operations, as prescribed by SFAS No. 144. The Company continues to actively negotiate to sell the software.

During the second quarter of 2003, the Company determined that its investment in its acquired software technology from ICON was impaired based on management’s determination that future sales of the ICON software product would be unlikely. As a result, the Company wrote off the remaining unamortized portion of the asset of approximately $169,000.

As a result of the above impairments, during the second quarter ended June 30, 2003, the Company recorded approximately $903,000 in cost of revenues in the accompanying condensed consolidated statements of operations. No such charge was incurred during the three months ended September 30, 2003.

Prior to the write-offs, the Company amortized acquired software technology over a period of no greater than five years. During the three months ended September 30, 2003 and 2002, the Company recorded $8,000 and $104,000, respectively, of amortization expense associated with its identifiable definite-lived intangible assets. Approximately $0 and $99,000 of the amortization of these assets is related to the acquired software technology and is included in system sales cost of revenues in the accompanying statements of operations for the three months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003 and 2002, the Company recorded $428,000 and $330,000, respectively, of amortization expense associated with such identifiable definite-lived intangible assets. Approximately $404,000 and $314,000 of the amortization of these assets related to the acquired software technology and is included in system sales cost of revenues in the accompanying statements of operations for the nine months ended September 30, 2003 and 2002, respectively.

4. TriYumf Asset and Other Long-Term Assets

The components of the TriYumf Asset and other long-term assets at September 30, 2003 and December 31, 2002 are as follows (in thousands):

	September 30, 2003	December 31, 2002
Current:
TriYumf Asset and capitalized professional services costs	$299	—

Long Term:
TriYumf Asset and capitalized professional services costs	—	$9,420
Other long-term assets	$48	30

Total long term TriYumf Asset and other long-term assets	$48	$9,450

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

Prior to June 30, 2003, all costs associated with the purchase of the TriYumf Asset, costs of professional services work performed, as well as cash received by the Company for such professional services work, have been deferred in accordance with the provisions of EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and EITF 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. As of June 30, 2003, the Company had deferred approximately $3.7 million in professional services revenues and capitalized approximately $1.9 million in personnel costs associated with these professional services. During the third quarter ended September 30, 2003, the Company deferred approximately $580,000 in additional professional services revenues and capitalized approximately $299,000 in additional personnel costs associated with these professional services.

As more fully described in Note 5, at the end of the second quarter ended June 30, 2003 the Company recorded a charge of approximately $10.6 million as management determined the TriYumf Asset was impaired. No such charge was incurred during the three months ended September 30, 2003.

5. Asset Impairments and Non-recurring Charges

Asset impairments

As more fully described in Note 2 during the second quarter ended June 30, 2003, management determined that, although not held for sale at the end of the second quarter 2003, it was more likely than not that at June 30, 2003 the Enterprise Software Systems business (see Note 7) would be sold or otherwise disposed. As such, under the provisions of SFAS No. 144, the Company was required to assess the recoverability of the assigned assets of the Enterprise Software Systems business. Among the assets assigned to the Enterprise Software Systems business were capitalized software costs associated with its web-based Enterprise Productivity Software with a balance of $14.8 million and $14.3 million at June 30, 2003 (prior to impairment) and December 31, 2002, respectively. Additionally, the Enterprise Software Systems business assets included the TriYumf Asset with a balance of $14.3 million at June 30, 2003 (prior to impairment) and $9.4 million at December 31, 2002, as well as deferred revenues associated with Yum! Brands of $3.7 million at June 30, 2003 and $3.0 million at December 31, 2002 (See further discussion at Note 4).

In accordance with the provisions of SFAS No. 86 and SFAS No. 144, the Enterprise Software Systems assets were assessed for recoverability based on either the future cash flows directly associated with the Enterprise Software Systems business as well as the estimated proceeds to be received from a sale or disposal of this business or the net realizable values of the capitalized software product. Based on the estimated future cash flows, as well as consideration of the proposed sale of the Enterprise Software Systems business as more fully described in Note 2 to the condensed consolidated financial statements, management determined that the assets were impaired and wrote the assets down to their respective fair values. Management determined that the assets were impaired based on the original offer to buy the Enterprise Software Systems business which included the infusion of $6.0 million to $8.0 million in cash and the Company retaining the obligation to make the final payment of approximately $4.0 million to purchase the TriYumf Asset under the terms of the Yum! Brands Agreement in exchange for 2.0 million shares of the Company’s common stock (approximate value of $13.7 million at September 30, 2003). As such, management determined that both the capitalized software costs and the TriYumf Asset should be reduced to a value of $0, representing the current fair market value of the associated assets. As a result, during the second quarter of 2003, the Company recorded a charge of approximately $14.8 million relating to the impairment of the capitalized software costs, which is included in cost of revenues in the accompanying condensed consolidated statements of operations, as well as a charge of approximately $10.6 million relating to the impairment of the TriYumf Asset. During the third quarter ended September 30, 2003, the Company recorded an additional charge of approximately $1.4 million relating to the impairment of capitalized software costs associated with the Enterprise Software Systems business in accordance with the provisions of SFAS No. 86 based on the net realizable value.

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

Lease termination fees

In January 2001, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision to close these facilities was made to reduce costs and consolidate operations at the Company’s headquarters in Alpharetta, Georgia. As a result of the closings, the Company recorded a non-recurring charge of approximately $1.0 million relating to severance and estimates of certain lease termination fees based on management’s estimation of time to re-lease the California facilities. During the first quarter of 2003, the Company recorded an additional non-recurring charge of $550,000. This charge related to actual lease settlement fees associated with the closure of one of the California facilities, as well as management’s estimate of settlement fees, recorded at the minimum amount of a probable range, associated with a second California facility. The Company is currently attempting to cancel or sublease the remaining lease obligation in California and expects to finalize these discussions during the fourth quarter ending December 31, 2003. While the settlement fees related to these facilities occurred prior to the issuance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), the accounting treatment is consistent with the provisions of SFAS No. 146.

6. Segment Reporting Data

Prior to April 1, 2003, the Company operated through five primary reportable segments (i) Petroleum and Convenience Store (ii) Hospitality and Food Service (iii) Entertainment (iv) International and (v) General Retail as the Company’s product applications have historically been focused on these segments and these markets require many of the same product features and functionality. During the second quarter 2003, the Company restructured its business units and as a result, currently operates under two segments, Store Systems and Enterprise Software Systems. The Store Systems segment focuses on delivering site management systems, including point-of-sale (POS), self-service kiosk, and back-office systems, designed specifically for the Company’s core vertical markets of Petroleum and Convenience Store, Food Service and Entertainment, while the Enterprise Software Systems segment focuses on delivering its web-based Radiant 6e Enterprise Productivity Software Suite including functionality such as workforce and supply chain management to the broader retail markets both within and outside the Company’s core vertical markets. All prior periods have been restated to conform to the new Store Systems and Enterprise Software Systems segments.

The Company distributes its technology both within the United States of America and internationally. The Company currently has international offices in Australia, Czech Republic, and Singapore and for the periods presented, the Company’s international revenues attributed to either its countries of domicile or to any individual foreign countries have been immaterial to the Company’s total revenues.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. The Company’s management evaluates the performance of the segments based on an internal measure of contribution margin, or income and loss from operations, before certain allocated costs of development. The Company accounts for intersegment sales and transfers as if the sales or transfers were to first parties at current market prices.

The summary of the Company’s operating segments is as follows (in thousands):

	For the three months ended September 30, 2003			For the three months ended September 30, 2002
	Store Systems	Enterprise Software Systems	Total	Store Systems	Enterprise Software Systems	Total
Revenues	$23,408	$4,349	$27,757	$26,776	$10,171	$36,947
Contribution margin	2,362	(275)	2,087	4,029	2,287	6,316
Product development	2,718	1,337	4,055	2,642	1,135	3,777
Impairment and other non-recurring charges	—	1,367	1,367	—	—	—
Operating (loss) income	(356)	(2,979)	(3,335)	1,387	1,152	2,539
Goodwill (1)	6,349	—	6,349	12,521	—	12,521
Other identifiable assets (1)	81,991	6,531	88,522	101,472	31,263	132,735

	For the nine months ended September 30, 2003			For the nine months ended September 30, 2002
	Store Systems	Enterprise Software Systems	Total	Store Systems	Enterprise Software Systems	Total
Revenues	$71,607	$13,489	$85,096	$83,817	$21,125	$104,942
Contribution margin	7,750	(4,127)	3,623	15,149	3,521	18,670
Product development	7,309	4,199	11,508	7,486	3,620	11,106
Impairment and other Non-recurring charges	7,275	27,338	34,613	—	—	—
Operating (loss) income	(6,834)	(35,664)	(42,498)	7,663	(99)	7,564
Goodwill (1)	6,349	—	6,349	12521	—	12,521
Other identifiable assets (1)	81,991	6,531	88,522	101,472	31,263	132,735

(1)	Prior period balances are as of December 31, 2002.

Revenues derived from international sources were approximately $3.5 million and $5.1 million for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, revenues derived from international sources were approximately $10.9 million and $16.2 million, respectively.

The segment reporting data presented above may not reflect actual performance and actual asset balances had each segment been a stand-alone entity. Furthermore, the segment information may not be indicative of future performance, including the effects of the contemplated split-off transaction (See Note 7). Specifically, as part of the split-off transaction the parties will enter into a reseller and services agreement whereby the parties, among other things, will agree to certain revenue sharing agreements following the effective date of the transaction. Accordingly, some of the costs and revenues associated with the Enterprise Software Systems segment will remain with the Company following the split-off transaction.

Certain reclassifications have been made to prior quarter financial statements to conform to the current quarter presentation.

7. Subsequent Event

On October 13, 2003 the Company announced it had entered into a definitive agreement with Erez Goren, the Company’s current Co-Chairman and Co-Chief Executive Officer, in connection with the Company’s previously announced plan to split-off its enterprise software business. The Board of Directors authorized and approved the transaction based on the recommendation of a special committee comprised of the Company’s independent directors. The agreement provides that the Company will contribute specified assets and liabilities of the enterprise software business, together with $4.0 million in cash, to a newly formed subsidiary, and then transfer all of the shares of this new company to Erez Goren in exchange for the redemption of 2.0 million shares of common stock of the Company held by Mr. Goren. The shares to be redeemed represent approximately 7.0% of the Company’s outstanding shares. The terms of the transaction initially proposed to Radiant in August provided for the contribution of between $6.0 million to $8.0 million to the new company based on the variability in Radiant’s stock price. The cash to be contributed to the new company was reduced through the negotiation of final terms of the agreement, along with the elimination of the variable cash components.

The closing of the transaction is subject to the approval of the disinterested shareholders of the Company and certain other customary conditions. The transaction is expected to close during the first quarter ending March 31, 2004. Upon closing of the transaction, Erez Goren will resign from all positions with the Company.

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

In connection with its strategy to develop ASP-delivered products, in April 2000 the Company began offering certain new and existing products on a subscription-based pricing model. Under this subscription-based pricing model, clients pay a fixed, monthly fee for use of the legacy products, as well as the Radiant 6e Enterprise Productivity Suite and the necessary hosting services to utilize those applications and solutions. This subscription-based offering represents a change in the Company’s historical pricing model in which clients were charged an initial licensing fee for use of the Company’s products and additional fees for continuing maintenance and support during the license period. To date, the Company continues to derive a substantial majority of its revenue from these legacy products under its traditional sales model of one-time software license fees, hardware sales and software maintenance and support fees. Based on this historical trend, the Company anticipates that clients purchasing the Company’s legacy products will continue to favor the one-time software license and hardware purchases over the subscription-based pricing model for the foreseeable future. As of September 30, 2003, the Company’s subscription-based revenues have been immaterial to total revenues. As more fully discussed in “—Recent Developments” below, on August 5, 2003 the Company announced that its Board of Directors had authorized the Company to pursue a divestment of the Company’s Enterprise Software Systems business, which primarily includes the Enterprise Productivity Suite.

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

Recent Developments

Beginning in the first quarter ended March 31, 2003 and continuing through the third quarter ended September 30, 2003, the Company again experienced a decline in revenues and negative operating results. The Company attributes this decline to slower than anticipated acceptance and implementations of the Radiant 6e Enterprise Productivity Suite by both new and existing clients as well as the current global economic downturn and the resulting delay in purchases by new and existing clients. In response to these conditions, during the latter part of the first quarter and through the second quarter of 2003, the Company, in addition to other measures, downsized its personnel by approximately 5.0% in order to reduce its operating costs. Management currently expects that it will incur a loss during the fourth quarter ending December 31, 2003; however, the magnitude of such a loss cannot be estimated at this time.

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

As more fully described in Note 7 of the condensed consolidated financial statement, on October 13, 2003 the Company announced it had entered into a definitive agreement with Erez Goren, the Company’s current Co-Chairman and Co-Chief Executive Officer, in connection with the Company’s previously announced plan to split-off its enterprise software business. The Board of Directors authorized and approved the transaction based on the recommendation of a special committee comprised of the Company’s independent directors. The agreement provides that the Company will contribute specified assets and liabilities of the enterprise software business, together with $4.0 million in cash, to a newly formed subsidiary, and then transfer all of the shares of this new company to Erez Goren in exchange for the redemption of 2.0 million shares of common stock of the Company held by Mr. Goren. The shares to be redeemed represent approximately 7.0% of the Company’s outstanding shares. The terms of the transaction initially approved by Radiant in August provided for the contribution of between $6.0 million to $8.0 million to the new company based on the variability in Radiant’s stock price. The cash to be contributed to the new company was reduced through the negotiation of final terms of the agreement, along with the elimination of the variable cash components.

The closing of the transaction is subject to the approval of the disinterested shareholders of the Company and certain other customary conditions. The transaction is expected to close during the first quarter ending March 31, 2004.

Results of Operations

Three and nine months ended September 30, 2003 compared to three and nine months ended September 30, 2002

System Sales. The Company derives the majority of its revenues from sales and licensing fees of its headquarters-based, back office management, and point of sale solutions. System sales decreased 38.7% to $11.8 million for the quarter ended September 30, 2003 (the “third quarter 2003”), compared to $19.2 million for the quarter ended September 30, 2002 (the “third quarter 2002”). System sales decreased 35.0% for the nine months ended September 30, 2003 (the “fiscal period 2003”) to $36.6 million compared to $56.3 for the nine months ended September 30, 2002 (the “fiscal period 2002”). This decrease was primarily due to slower than anticipated acceptance and implementations of the Radiant 6e Enterprise Productivity Suite by both new and existing clients as well as the current global economic downturn and the resulting delay in purchases by new and existing clients.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services. Client support, maintenance and other services decreased 9.9% to $16.0 million for the third quarter 2003, compared to $17.8 million for the third quarter 2002. This decrease was due primarily to decreased professional services revenues which decreased 19.1% to $6.4 million for the third quarter 2003, compared to $7.9 million for the third quarter 2002 due to decreased client demand for consulting, custom development, and installation services. Additionally, support and maintenance revenues decreased approximately 2.6% to $9.6 million for the third quarter 2003, compared to $9.9 million for the third quarter 2002, primarily due to decreased demand for certain hardware maintenance services specifically out-of-scope and other one-time charges to clients. Client support, maintenance and other services remained relatively flat at $48.5 million and $48.6 million for the fiscal periods 2003 and 2002, respectively.

Cost of System Sales. Cost of system sales consists primarily of hardware and peripherals for site-based systems, amortization of software costs and labor. These costs are expensed as products are shipped. Cost of system sales decreased 33.5% to $6.8 million for the third quarter 2003, compared to $10.3 million for the third quarter 2002 and decreased 24.1% to $22.1 million for the fiscal period 2003 from $29.1 million for the fiscal period 2002. This decrease was primarily due to decreased hardware cost of sales directly attributable to the decline in system sales during the third quarter and fiscal period 2003 compared to the third quarter and fiscal period 2002 as well as decreased amortization of capitalized software and acquired software technology primarily related to the impairment of capitalized software and acquired software technology during the fiscal period 2003 as more fully described in Notes 3 and 5 to the condensed consolidated financial statements. Amortization of capitalized software costs and acquired technology was approximately $270,000 and $1.3 million for the third quarter 2003 and 2002, respectively, and approximately $3.1 million and $3.4 million for fiscal periods 2003 and 2002, respectively. Cost of system sales as a percentage of system sales increased to 58.1% for the third quarter 2003 from 53.6% for the third quarter 2002 and increased to 60.3% for the fiscal period 2003 compared to 51.7% for the fiscal period 2002. This increase was due primarily to the allocation of certain fixed costs over a smaller revenue base due to the decrease in system sales revenues over the prior periods, offset by the decrease in the amortization of capitalized software costs and acquired technology.

Impairment of Capitalized Software and Acquired Software Technology. As more fully described in Notes 3 and 5 to the condensed consolidated financial statements, during the third quarter 2003 and fiscal period 2003 the Company recorded charges of $1.4 million and $17.1 million, respectively, relating to the impairment of capitalized software costs associated with the Enterprise Productivity Software for the impairment of capitalized software and acquired software technology. The $17.1 million charge was the combined result of charges totaling $16.2 million for the impairment of capitalized software costs associated with the Enterprise Productivity Software, a charge of $734,000 for the impairment of acquired software technology associated with the HotelTools software, and a charge of $169,000 for the impairment of the acquired software technology related to the ICON software source code which is recorded as a component of cost of revenues in the condensed consolidated statements of operations.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations. Cost of client support, maintenance and other services increased 6.1% to $11.0 million for the third quarter 2003 from $10.3 million for the third quarter 2002 and increased 18.8% to $33.5 million for the fiscal period 2003 compared to $28.2 million for the fiscal period 2002. The primary reason for this increase was that costs associated with professional services increased 14.3% to $4.8 million in the third quarter of 2003, compared to $4.2 million in the third quarter 2002 and 35.3% to $14.6 million in the fiscal period 2003, compared to $10.8 million in the fiscal period 2002. This increase resulted from costs associated with increased headcount since the third quarter 2002 in advance of anticipated professional services revenues relating to future implementations of the Radiant 6e Enterprise Productivity Suite. Additionally, software support and maintenance costs remained flat at $6.1 million for the third quarter 2003 and 2002 and increased 8.6% to $18.9 million for the fiscal period 2003, compared to $17.4 million for the fiscal period 2002. This increase was primarily due to increased maintenance costs associated with the general release of the Radiant 6e Enterprise Productivity Suite in March 2002. Hardware maintenance costs declined 19.6% to $2.4 million for the third quarter 2003 from $3.0 million for the third quarter 2002 directly related to the decrease in hardware maintenance revenues over the same period a year ago. Hardware maintenance costs decreased 5.9% to $7.1 million compared to $7.6 million for the fiscal periods 2003 and 2002, respectively. Cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues increased to 68.6% for the third quarter 2003 from 58.3% for the third quarter 2002 and increased to 69.1% for the fiscal period 2003 from 58.0% for the fiscal period 2002 as costs grew at a faster rate than associated revenues due to slower than anticipated acceptance and future implementations of the Radiant 6e Enterprise Productivity Suite by both new and existing clients, as well as the current global economic downturn and the resulting delay in purchases by new and existing clients.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues which are included in costs of client support, maintenance and other services. Product development expenses increased 7.4% to $4.1 million for the third quarter 2003, compared to $3.8 million for the third quarter 2002. Product development expenses increased 3.6% to $11.5 million for the fiscal period 2003 compared to $11.1 million for the fiscal period 2002. This increase was due primarily to increased wage expense associated with increased headcount and merit pay increases in the fourth quarter 2002 which were fully reflected in the fiscal period 2003. This increase was partially offset by additional product development personnel assigned to software maintenance efforts due to increased software maintenance requirements associated with the release of the Radiant 6e Enterprise Productivity Suite in March 2002. These software maintenance costs are included in cost of client support, maintenance and other services. During the third quarter 2003, the Company capitalized software development costs of $1.4 million, or 25.2% of its total product development costs, compared to $1.2, million or 24.5%, during the third quarter 2002. For fiscal period 2003, the Company capitalized software development costs of $4.0 million, or 25.9% of total product development costs, compared to $4.4 million, or 28.4%, for the fiscal period 2002. Product development expenses as a percentage of total revenues increased to 14.6% during the third quarter 2003 from 10.2% during the third quarter 2002 and to 13.5% for the fiscal period 2003 from 10.6% for the fiscal period 2002 as product development expenses increased at a pace faster than revenues.

Sales and Marketing Expenses. Sales and marketing expenses decreased 37.0% to $3.5 million during the third quarter 2003, compared to $5.6 million for the third quarter 2002 and decreased 19.7% to $12.6 million during fiscal period 2003, compared to $15.7 million for fiscal period 2002. This decrease was due to decreased bonus and commission expense resulting from decreased revenues during the third quarter 2003 and fiscal period 2003 as well as decreased wage expense due to decreased sales and marketing headcount during the third quarter 2003 and fiscal period 2003 over the same periods a year ago. Sales and marketing expenses as a percentage of total revenues were 12.7% and 15.2% for the third quarters 2003 and 2002, respectively, and were 14.9% and 15.0% for fiscal periods 2003 and 2002, respectively.

Depreciation and Amortization. Depreciation and amortization expenses decreased 13.6% to $1.0 million for the third quarter 2003, compared to $1.2 million for the third quarter 2002 and decreased 15.2% to $3.3 million for fiscal period 2003, compared to $3.8 million for fiscal period 2002. The decrease was due primarily to the retirement of certain fully depreciated fixed assets during 2002. Depreciation and amortization as a percentage of total revenues was 3.8% and 3.3% for the third quarters 2003 and 2002, respectively, and 3.8% and 3.7% for fiscal periods 2003 and 2002, respectively.

Impairment of TriYumf Asset. As more fully described in Note 5 of the condensed consolidated financial statements, during the second quarter 2003 the Company recorded a charge of $10.6 million for the impairment of the TriYumf Asset. This was the result of a charge of $14.3 million for the TriYumf Asset, reduced by $3.7 million of deferred revenues associated with Yum! Brands Agreement. No such charge was incurred in the third quarter 2003.

Impairment of Goodwill. As a result of an interim impairment test performed during the second quarter 2003 the Company recorded charges totaling $6.2 million for the impairment of goodwill. This was the result of a charge of $2.3 million for the impairment of goodwill associated with the Company’s Hospitality and Food Service business unit, and a charge of $3.9 million for the impairment of goodwill associated with the Company’s International business unit. No such charge was incurred during 2002.

Lease Termination and Severance Costs. As more fully described in Note 5 of the condensed consolidated financial statements, the Company established a restructuring reserve of approximately $211,000 for purposes of employee severance related to a downsizing of the Company’s workforce by approximately 5.0% to reduce its operating expenses in response to the current economic conditions and to better align resources within the Company. The Company paid all amounts under this charge by the end of the second quarter 2003 and has no further liabilities related to this action.

During the first quarter 2003, the Company recorded a non-recurring charge of $550,000 related to actual lease settlement fees associated with the closure of one of the California facilities, as well as an estimate of settlement fees associated with a second California facility. The Company is currently attempting to cancel or sublease the remaining lease obligation in California and expects to finalize these discussions during the fourth quarter ending December 31, 2003.

General and Administrative Expenses. General and administrative expenses increased slightly by 2.8% to $3.3 million, or 11.8% of revenues, for the third quarter 2003, compared to $3.2 million, or 8.7% of revenues, for the third quarter 2002. The increase in general and administrative expenses as a percentage of revenues was directly attributable to the 24.9% decrease in revenues for the third quarter 2003, compared to the third quarter 2002. General and administrative expenses increased 6.2% to $10.0 million for fiscal period 2003, compared to $9.4 million for fiscal period 2002. This increase was due primarily to the reinstatement during the fourth quarter of 2002 of the salaries previously forfeited by the Company’s senior leadership team during the fourth quarter 2001. This increase was offset by the headcount reductions as a result of the downsizing during the second quarter 2003.

Interest and Other Income, Net. Interest and other income, net decreased 7.6% to $171,000 for the third quarter 2003, compared to $185,000 for the third quarter 2002. For fiscal period 2003, interest and other income, net decreased 21.6% to $428,000, compared to interest and other income, net of $546,000 for fiscal period 2002. The Company’s net interest and other income includes interest income derived from the investment of its cash and cash equivalents, less interest expense incurred on its long-term debt as well as gains and losses on foreign currency transactions.. The decreases in net interest income resulted primarily from a decrease in the Company’s weighted average interest rate it received on cash balances in the third quarter and fiscal period 2003 over the third quarter and fiscal period 2002. The interest rate decrease was offset by an increase in cash and cash equivalents to an average cash balance of $38.1 million during the third quarter 2003 and $40.0 million during the fiscal period 2003 from an average cash balance of $32.1 million during the third quarter 2002 and $36.1 million during the fiscal period 2002. Additionally, the interest rate decrease was offset by an increase of approximately $90,000 of income relating to foreign currency transactions in both the third quarter and fiscal period 2003, compared to the third quarter and fiscal period 2002. See “—Liquidity and Capital Resources” and “—Item 3. Quantitative and Qualitative Disclosures About Market Risks.”

Income Tax Provision. The Company recorded an income tax provision of $88,000 comprised of certain state, local and foreign income taxes in the third quarter 2003 compared to a tax provision of $1.1 million in the third quarter 2002. The Company recorded a tax provision of $252,000 for fiscal period 2003 compared to a tax provision of $3.5 million for fiscal period 2002. No tax benefit was recorded on the third quarter 2003 and fiscal period 2003 loss due to the uncertainty of realizing the benefit of the net operating losses generated during the third quarter and fiscal period 2003. Realization is dependent upon generating sufficient taxable income in future periods. Although realization is not currently assured, in the future, should management determine that realization of these losses is more likely than not, the tax benefit will be realized and the Company’s effective tax rate will be reduced.

Net (Loss) Income. Net loss for the third quarter 2003 was $3.3 million, or $0.12 per share, a decrease of $4.9 million, or $0.18 per diluted share, compared to net income of $1.6 million or $0.06 per diluted share, for the third quarter 2002. Net loss for the nine months ended September 30, 2003, was $42.3 million, or $1.52 per diluted share, a decrease of $46.9 million, or $1.68 per diluted share, over net income of $4.6 million, or $0.16 per diluted share, for the same period last year.

Liquidity and Capital Resources

The Company’s working capital decreased $15.9 million, or 24.1%, to $50.3 million at September 30, 2003 compared to $66.2 million at December 31, 2002. This decrease was due primarily to a decrease in accounts receivable of $12.1 million, or 38.8%, to $19.1 million at September 30, 2003 compared to $31.2 million at December 31, 2002 as cash collections exceeded revenues during the fiscal period 2003. Additionally, during the fiscal period 2003, the Company used $12.1 million in cash on investing activities and $1.6 in financing activities. The Company funds its business through cash generated by operations. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of such funds may be adversely affected. If the need arises, management believes that based on its current balance sheet and financial position, it would be successful in securing third-party financing which would provide an additional source of liquidity for the Company.

Cash and cash equivalents were $36.7 million at September 30, 2003 compared with $43.4 million at December 31, 2002.

Cash provided by operating activities was $7.5 million and $14.8 million in fiscal periods 2003 and 2002, respectively. In fiscal period 2003, cash provided by operating activities consisted primarily of $17.1 million for the impairment of capitalized software and acquired technology, $10.6 million for the impairment of the TriYumf Asset and $6.2 million for the impairment of goodwill. These impairments are more fully described in Notes 3 and 5 of the condensed consolidated financial statements. In addition, cash provided by operating activities included a decrease in accounts receivable of $12.4 million as cash collections exceeded revenues during the fiscal period, a decrease in inventories of $1.0 million, an increase in accrued liabilities of $1.3 million, an increase in client deposits and deferred revenue of $1.4 as client payments were received in advance of delivered goods and services and depreciation and amortization of $6.6 million. These amounts were offset by a net loss of $42.3 million, a decrease in accounts payable of $5.5 million and an increase in other assets of $1.3 million. The changes in accounts payable and accrued liabilities were due to the timing of certain vendor payments. In the fiscal period 2002, cash provided by operating activities consisted primarily of net income of $4.6 million, depreciation and amortization of $7.5 million, as well as decreased inventories of $2.9 million, decreased other assets of $700,000, an increase in accounts payable of $2.6 million, an increase in client deposits and deferred revenue of $500,000 and an increase in accrued liabilities of $1.9 million. These amounts were offset by an increase in accounts receivable of $5.8 million.

Cash used in investing activities during the fiscal periods 2003 and 2002 was $12.7 million and $12.2 million, respectively. The uses of cash in investing activities during the fiscal period 2003 consisted primarily of purchases of property and equipment of $3.4 million and capitalized software costs of $4.0 million as well as the purchase of the TriYumf Asset and capitalized professional services costs for a total of $5.2 million. As more fully described in Note 4 of the condensed consolidated financial statements, the Company paid Yum! Brands $4.4 million as the third installment for the source code and object code for certain back office software previously developed by Yum! Brands and capitalized approximately $840,000 in professional services costs during the fiscal period 2003. The uses of cash in investing activities for the fiscal period 2002 was due to the Company’s payment of the second installment for the purchase of the TriYumf Asset of $5.3 million, capitalized professional services costs of approximately $600,000, purchases of property and equipment of $1.9 million and capitalized software development costs of $4.4 million.

Cash of $1.6 million was used in financing activities during the fiscal period 2003 due primarily to fund the Company’s purchase of common stock pursuant to its stock repurchase program for approximately $2.0 million and principal payments under capital lease obligations of approximately $365,000, offset by cash received from the exercise of stock options of approximately $540,000 and approximately $200,000 of cash received from stock issued under the Company’s employee stock purchase plan. Cash of $1.7 million was provided by financing activities during the fiscal period 2002 due primarily to approximately $1.0 million of cash received from the exercise of employee stock options, approximately $820,000 of cash received from repayments of shareholder loans and approximately $400,000 of cash received from stock issued under the Company’s employee stock purchase plan, offset by principal payments under capital lease obligations of approximately $340,000 and approximately $200,000 used to purchase the Company’s common stock pursuant to its stock repurchase plan.

In May 2001, the Board of Directors of the Company renewed the stock repurchase program whereby the Company was authorized to repurchase up to 1.0 million shares of common stock of the Company through May 2002. During the fiscal period 2002, the Company repurchased and subsequently retired approximately 25,000 shares at prices ranging from $7.71 to $8.00 per share, for total consideration of approximately $196,000 under this program. In August 2002, the Board of Directors of the Company authorized a re-commencement of the Company’s stock repurchase program authorizing the repurchase of up to 1.0 million shares of its common stock through August 2003. The Company did not repurchase any shares under this plan in 2002. During the fiscal period 2003, the Company repurchased and subsequently retired approximately 496,000 shares at prices ranging from $5.81 to $8.16 per share, for total consideration of approximately $3.4 million under this program.

As more fully described in Note 7 of the condensed consolidated financial statements, on October 13, 2003 the Company announced it had entered into a definitive agreement with Erez Goren, the Company’s current Co-Chairman and Co-Chief Executive Officer, in connection with the Company’s previously announced plan to split-off its enterprise software business. The Board of Directors authorized and approved the transaction based on the recommendation of a special committee comprised of the Company’s independent directors. The agreement provides that the Company will contribute specified assets and liabilities of the enterprise software business, together with $4.0 million in cash, to a newly formed subsidiary, and then transfer all of the shares of this new company to Erez Goren in exchange for the redemption of 2.0 million shares of common stock of the Company held by Mr. Goren. The shares to be redeemed represent approximately 7.0% of the Company’s outstanding shares. The terms of the transaction initially approved by Radiant in August provided for the contribution of between $6.0 million to $8.0 million to the new company based on the variability in Radiant’s stock price. The cash to be contributed to the new company was reduced through the negotiation of final terms of the agreement, along with the elimination of the variable cash components.

The closing of the transaction is subject to the approval of the disinterested shareholders of the Company and certain other customary conditions. The transaction is expected to close during the first quarter ending March 31, 2004.

The Company leases office space, equipment and certain vehicles under noncancelable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases various equipment and furniture under a four-year capital lease agreement. The capital lease runs until March 31, 2005. Aggregate future minimum lease payments under the capital lease and noncancelable operating leases as of Septemeber 30, 2003 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual Obligations:
Capital Lease Obligations	$826	$551	$275	—	—
Operating Leases	40,823	5,588	9,562	$8,753	$16,920
Other Obligations (1)	4,026	4,026	—	—	—

Total Contractual Cash Obligations	$45,675	$10,165	$9,837	$8,753	$16,920

(1)	As more fully described in Notes 4 and 5 of the condensed consolidated financial statements, on June 30, 2001 the Company and Yum! Brands, Inc. (“Yum! Brands”), formerly Tricon Restaurant Services Group, Inc., signed a contract (the “Agreement”) evidencing a multi-year arrangement to implement the Radiant 6e Enterprise Productivity Suite (“Enterprise Software”) in Yum! Brands’ company-owned restaurants around the world under a subscription software arrangement. As part of this Agreement, the Company agreed to purchase from Yum! Brands its source code and object code for certain back office software (“TriYumf Asset”) previously developed by Yum! Brands for approximately $20.0 million, $16.4 million of which is payable in specified annual installments through December 31, 2003. The remaining $3.5 million is payable on a pro rata basis based upon Yum! Brands’ acceptance and rollout of the Enterprise Software and fulfillment of its total target client store commitment. The Company agreed to purchase the TriYumf Asset for needs analysis purposes only and has no intention to complete coding on the TriYumf Asset or incorporate the TriYumf Asset into its Enterprise Software. Furthermore, Yum! Brands is not entitled to receive royalties from sales of the Enterprise Software, and the Company is entitled to a refund of a majority of its payments from Yum! Brands should Yum! Brands not install a requisite number of sites with the Enterprise Software, as prescribed in the Agreement. Although its third installment of $4.4 million was due on December 31, 2002, the Company paid Yum! Brands in January 2003. Yum! Brands waived all penalties and additional interest expense. To date, the Company has paid Yum! Brands $12.4 million as its first three payments for the purchase of the TriYumf Asset with the remaining specified annual installment payment of $4.0 million due December 31, 2003. The remaining annual installment payment is secured by an irrevocable letter of credit secured by the Company’s accounts receivable.

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

In accordance with Statement of Financial Accounting Standards No. 86, the Company’s policy on capitalized software costs determines the timing of recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of license fees. Management is required to use its judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Additionally, management is required to use its judgment in the valuation of the unamortized capitalized software costs in determining whether the recorded value is recoverable based on future product sales.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents. During the third quarter 2003 and fiscal period 2003, the weighted average interest rate on its cash balances was approximately 1.09% and 1.24%, respectively. A 10.0% decrease in this rate would have impacted interest income by approximately $17,000 and $42,000, respectively, during the third quarter 2003 and fiscal period 2003.

As more fully explained in Note 6 of the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $10.9 million and $16.2 million during fiscal periods 2003 and 2002, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effects of foreign exchange rate fluctuations on the Company results of operations and financial position during the third quarter 2003 and 2002 were not material.

Item 4. Disclosure Controls and Procedures

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal control over financial reporting on a quarterly basis. As of September 30, 2003 management, including the Company’s principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, and, based on its evaluation, the principal executive and principal financial officers have concluded that these controls and procedures are operating effectively in timely alerting them to material information relating to the Company required to be included in the Company’s Securities and Exchange Commission filings. During the third quarter 2003, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Reports on Form 8-K:

(i) On August 5, 2003, the Company filed a Current Report on Form 8-K regarding the announcement by the Company of its intention to pursue a divestment of the Company’s enterprise software business; and

(ii) On August 5, 2003, the Company furnished a Current Report on Form 8-K regarding the press release announcing the Company’s financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC

Dated:	November 14, 2003	By:	/s/ Mark E. Haidet
Mark E. Haidet,
Chief Financial Officer
(Duly authorized officer and principal financial officer)