Form 10-K
period 2003-12-31
RADIANT SYSTEMS INC
filed 2004-03-15
CIK 845818

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (13,843,428 shares) on June 30, 2003 was approximately $94,689,047 based on the closing price ($6.84) of the registrant’s common stock as reported on The Nasdaq National Market on that date. For the purposes of this response, officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of March 4, 2004: 28,436,823 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to the shareholders in connection with the 2004 Annual Meeting of the Shareholders are incorporated by reference in response to Part III of this Report.

PART I

Item 1.    Business.

General

Founded in 1985, Radiant Systems, Inc. (the “Company” or “Radiant”) builds and delivers technology solutions for the retail and hospitality industries. The Company provides an array of solutions including site management and enterprise management technology. During 2003, the Company restructured its business units into two distinct operating segments, Store Systems and Enterprise Software Systems. The Store Systems segment focuses on delivering site management systems, including point-of-sale (POS), self-service kiosk, and back-office systems, designed specifically for the Company’s core vertical markets of Petroleum and Convenience Store, Food Service and Entertainment. John Heyman was appointed CEO of the Store Systems Segment with a strategic direction to re-focus the Company’s efforts on better serving it’s core markets and increasing market penetration. The Enterprise Software Systems segment focused on delivering its web-based Radiant 6e Enterprise Productivity Software Suite including functionality such as workforce and supply chain management to the broader retail markets both within and outside the Company’s core vertical markets. Erez Goren was appointed CEO of the Enterprise Software Systems segment with a strategic direction of delivering against large contract commitments associated with the Enterprise Productivity Software Suite and continuing to market to large retailers across vertical segments.

In January of 2004, Radiant completed the previously announced split-off of its enterprise software business, now known as BlueCube Software, to Erez Goren, the Company’s former Co-Chairman of the Board and Co-Chief Executive Officer. Pursuant to the terms of the Share Exchange Agreement between Radiant and Mr. Goren, Radiant contributed specified assets and liabilities of the enterprise software business, together with $4.0 million in cash, to the newly formed subsidiary, and then transferred all of the shares of the new company to Erez Goren in exchange for the redemption of 2.0 million shares of common stock of the Company held by Mr. Goren. The transaction resulted in two separate companies, Radiant continued as the publicly traded company focused on its point-of-sale systems for the petroleum, convenience store, food service and entertainment markets. Enterprise, which is initially 100% owned by Erez Goren, assumed development of the enterprise software business.

Additionally, in January of 2004, Radiant completed the acquisition of substantially all of the assets of Aloha Technologies, a leading provider of point-of-sale systems for the hospitality/ food service industry, and certain affiliated entities of Aloha (collectively, “Aloha”). Following the completion of the transaction, Manny Negreiro, the Chief Executive Officer of Aloha, became the head of Radiant’s new hospitality division based in Dallas, Texas. The hospitality division serves the industry employing key personnel from both Radiant and Aloha. With this expansion, Radiant aims to greatly enhance its presence in the industry, offering comprehensive solutions from advanced POS systems to self-service kiosks, customer loyalty systems, and integrated back-office solutions.

Store Systems Business Unit (Store Systems)

Store Systems focuses on delivering site management systems, including point-of-sale (POS), self-service kiosk, and back-office systems, designed specifically for the Company’s core vertical markets of Petroleum and Convenience Store, Food Service and Entertainment. Radiant’s site management solution includes software products, site hardware, professional services and support services. Each product can be purchased independently or as a suite of integrated products depending on the customer’s individual preferences.

Radiant offers best-of-breed solutions designed for ease of integration with operators’ existing infrastructures. Radiant’s site management technology enables retail and food service operators to improve customer service and profitability. Radiant believes its approach to site management is unique in that its product solutions provide visibility and control at the site, field, and headquarters levels. Additionally, Radiant focuses on addressing the unique requirements of the highly specialized environments in which its customers operate. These environments require a high degree of reliability, specialized functionality, and peripheral compatibility. Using Radiant’s point-of-sale, customer self-service and back-office technology, businesses are able to improve their speed of service, reduce fraud and shrink, optimize labor resources, and effectively manage inventory. Radiant’s full line of open, standards-based site management hardware allows operators to leverage advance technology built specifically for the environment that they operate in.

Management believes its current generation of point-of-sale and customer self-service products, which utilizes Microsoft Windows 2000, Windows XP, Windows XP Embedded, and Windows CE operating systems, represents an innovative platform based on an open, modular software and hardware architecture that offers increased functionality and stability compared to other systems in the marketplace, at a lower total cost of ownership.

Site Systems Markets

Petroleum and Convenience Store Market

In the United States, there currently are approximately 132,000 convenience stores, which derive a significant portion of revenues from selling products other than gasoline. Additionally, Radiant believes that the international petroleum and convenience store market represents a substantial opportunity for its technology solutions.

Radiant believes that its technology solutions in the petroleum and convenience store market will continue to have strong demand for the foreseeable future as store owners continue to experience gross margin pressure, high turnover, and extensive competition as high-volume retailers and grocery stores are now selling fuel. In response, convenience store operators are changing business models and pursuing new revenue channels. Made-to-order food and expanded services such as car washes, lottery, and money orders present new operating challenges. These challenges encourage additional investments in store automation in order to more efficiently manage store operations. In addition, high-volume retailers and grocery stores also represent growth opportunities for Radiant as they add fuel and made-to-order food to their offerings. Management also believes that based on the success of technology in recent years, and the positive return on investment associated with Radiant’s solutions, demand for new technology will remain strong from both new and existing customers.

Hospitality/Food Service Market

The domestic food service market includes approximately 874,000 sites. Radiant believes that food service operators today face an environment in which consumers eat out more often, have more dining choices than ever, and demand good food and fast service. To meet these challenges, food service operators require new technology that enables them to improve speed of service, manage site operations more efficiently, and reduce the total cost of technology ownership. Systems must permit employees to increase the speed and accuracy with which they take an order, prepare the food, and fill the order, often accommodating numerous concurrent orders at multiple table-top, counter-top or drive-through locations. Operators need solutions to better manage menu and pricing functions, manage recipes and inventory, and schedule and track labor. Additionally, food service operators need the ability to centrally manage changes across sites and brands. Above-store managers need access to timely operational information in order to proactively make good business decisions across all sites. The market for automated information and transaction systems for restaurants is typically more advanced than in the convenience store and entertainment markets, but is highly fragmented and includes a large number of proprietary, closed systems.

Entertainment Market

The United States and Canadian cinema industry is concentrated, with the top five chains operating approximately 50% of the cinema screens. In addition to increasing the number of screens per site, “megaplexes” have evolved, which combine restaurants, movies and other forms of entertainment in one facility. There are approximately 36,000 cinema screens in the United States. These screens are operated at more than 6,100 sites. While cinema sites typically are operated in a decentralized manner, Radiant believes cinema operators are focusing on implementing cost controls from headquarters. Operators can improve customer service and profitability by implementing integrated site management systems that enable them to speed customer transactions, reduce lines, manage inventory, and schedule labor to meet variations in traffic. Due to economic conditions during 2000 and 2001, the cinema market suffered significant financial losses resulting in bankruptcies and site closings. During 2002, box office revenues set an all-time high. More importantly, admissions rose approximately 10% to a level not seen since 1957. As the industry continues to stabilize, Radiant expects that cinema operators will begin investing in technology to more efficiently manage site operations.

Industry Background and Trends

Successful retail and food service operators increasingly require information systems that capture detailed information of consumer activity at the point-of-sale and store and transport that data in an easy-to-access fashion. Early technology innovators in the retail and food service industries deployed robust, integrated information systems at the point-of-sale and used the information to react quickly to changing consumer preferences, ultimately gaining market share in the process. In addition, integrated information systems helped these early innovators achieve operational efficiencies. Many large national retail and food service companies have followed suit by investing in proprietary information systems.

For many types of retail and food service operators, however, this type of information system did not make economic or business sense. In particular, merchants with a large number of relatively small sites, such as convenience stores, petroleum retail sites, and food service and entertainment venues, generally have not been able to cost-effectively develop and deploy sophisticated, enterprise-wide information systems. Economic and standardization problems for these markets are exacerbated by the fact that many sites operate as franchises, dealerships or under other decentralized ownership and control structures. Without an investment in technology, these operators continue to depend on labor and paper to process transactions. Management believes that high labor costs, lack of centralized management control of distributed sites, and inadequate informational reporting, together with emerging technology trends, have caused many of these retail and food service businesses to reexamine how technology solutions can benefit their operations.

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

In the absence of an integrated solution, operators in these markets typically rely on manual reporting to capture data on site activity and disseminate it to different levels of management. Basic information on consumers (i.e., who they are, when they visit and what they buy) is not captured in sufficient detail, at the right time or in a manner that can be communicated easily to others in the organization. Similarly, information such as price changes does not flow from headquarters to individual sites in a timely manner. In addition, communications with vendors often remain manual, involving paperwork, delays, and other process-related problems.

Recent trends in the retail and food service industries have accelerated the need for information and have heightened demand for feature-rich operational systems. Based in part upon industry association reports and other studies, as well as Radiant’s experience in marketing its products, Radiant believes consumer preferences have shifted away from brand loyalty toward value and convenience, creating a greater need for timely data concerning consumer buying patterns and preferences. Management also believes that convenient consumer-activated ordering and payment systems, such as automated kiosks, ATMs, voice response units and “pay at the pump” systems have become important to retailers, food service providers, and cinema operators that wish to retain and build a customer base. Additionally, through the use of integrated systems, retail and food service businesses can improve operational efficiencies through better management of inventory, purchasing, merchandising, pricing, promotions and shrinkage control. Management believes that the ability to provide tight system integration to a variety of industry standard back office solutions can enable customers to improve control and enforce best practices across operational sites. Furthermore, management believes that the constant flow of information among the point-of-sale, the back office, headquarters, and the supply chain has become a key competitive advantage in the retail and food service industries, resulting in operators demanding more sophisticated and easily integrated solutions from their systems vendors. In a parallel development, technological advances have improved the capability of information systems that are available. With the price of computing power declining, technology investments have become economically feasible for many retail and food service businesses. Furthermore, computing power has become increasingly flexible and distributable, facilitating data capture and processing by applications located at the point-of-sale. Also, front-end graphical user interfaces have made systems easier to use, which reduces training time and transaction costs and facilitates more types of consumer-activated applications.

The Radiant Solution

The Radiant site management solution is tailored to the unique requirements of the markets of the retail and food service industries that Radiant serves, such as petroleum and convenience stores, quick service restaurants, table service restaurants, and cinemas. Radiant believes that its site management solutions provide unique value and are easy to implement. Assuming the site is using an existing technology system, it typically requires less than one week to install Radiant’s system and a few hours to train individual users. Depending on the customer’s particular needs, Radiant can provide an entire suite of integrated products or the customer can purchase these products individually.

Point-of-Sale

Radiant builds and delivers open point-of-sale technology for petroleum and convenience store, food service, and cinema businesses. With ten years experience in providing touch-screen systems for the retail and food service industries, Radiant’s point-of-sale systems increase speed and quality of service, minimize user training, and provide mission-critical reliability. The point-of-sale systems can be integrated with Radiant’s back-office system or other third party back-office applications. Radiant’s point-of-sale software runs on IBM, NCR, PAR, WincorNixdorf, and Radiant hardware. At the same time, Radiant’s point-of-sale hardware supports Radiant Point-of-Sale software and third-party point-of-sale software products that adhere to open standards. Radiant’s point-of-sale terminals offer an open architecture, retail-hardened design, comprehensive support and return-to-service programs, and run on Windows CE, Windows XP, Windows XP Embedded, and Windows 2000.

Customer Self-Service (CSS)

Within many markets of the retail and food service industry, customer self-service has emerged as a preferred ordering and transaction method. Radiant has an easy to use, consumer-activated system that allows a consumer to purchase tickets, place a food order, pay with a credit card, make inquiries, and view promotions through the use of a touch screen application. The software development environment and authoring tools allow various media such as video clips, logos, pictures, and recordings to be quickly integrated into a consumer-friendly application.

Management believes customer self-service kiosks allow food service and cinema operators to accelerate speed of service, increase revenues through suggestive up-selling, increase order accuracy, capture consumer information at the point-of-sale, increase labor productivity, and respond quickly to changing consumer preferences. Radiant’s Customer Self-Service products help operators create a uniform and repeatable approach to customer service while improving revenue.

Back-Office Systems—Legacy

Radiant back-office software provides operators with the capabilities to manage employees and inventory, automate daily reports, analyze costs, and forecast results. Additionally, these systems provide the means for operators to easily gather point-of-sale and management information including current sales monitoring.

Headquarters-Based Management Systems—Legacy

Radiant headquarters-based management systems permit convenience store operators to manage individual sites from headquarters including inventory management, price book management, purchasing and receiving, decision support tools and reporting.

Professional Services

The integration, design, implementation, application and installation of technology solutions are critical to Radiant’s ability to effectively market its solutions. The following is a summary of some of the professional services Radiant provides:

• Consulting. Business consultants, systems analysts and technical personnel assist customers in all phases of systems development, including systems planning and design, customer specific configuration of application modules and on-site implementation or conversion from existing systems. Directors in Radiant’s consulting organization typically have significant consulting or retail technology experience. Radiant’s consulting personnel undergo extensive training in retail operations and Radiant’s products. Consulting services typically are billed on a per diem basis.

• Customization. Radiant provides custom application development work for customers billed on a project or per diem basis. All customization remains the property of Radiant.

• Training. Radiant has a formal training program available to its customers, which is provided on a per diem rate at Radiant’s offices or at the customer’s site.

•	Integration. Radiant integrates and builds interfaces for both site level and enterprise level systems for its customers. As part of the site implementation, the goal is to maximize the quality of the overall site solution and to provide the customers with a system that is easy to support over the long term. As part of the enterprise implementation, interfaces and integration points are developed to ensure customers achieve their ultimate business objectives.

The market for Radiant’s professional services is intensely competitive. Radiant believes the principal competitive factors are the professional qualifications, expertise and experience of individual consultants. In the market for professional services, Radiant competes with Accenture, Ltd., The Cap Gemini Ernst & Young Group, Electronic Data Systems, Inc., International Business Machines and other systems integrators.

Maintenance and Client Support

Radiant offers client support on a 24-hour basis, a service that historically has been purchased by a majority of its clients and also entitles the client to product upgrades. In some cases, hardware support is provided by third parties. Radiant can remotely access its clients’ systems in order to perform quick diagnostics and provide on-line assistance. The annual support option is typically priced at a percentage of the software and hardware cost. Additionally, Radiant offers its clients hardware and software maintenance and unspecified software enhancements. Revenue from support and maintenance is recognized ratably over the term of the agreement.

Retail and food service businesses derive the following benefits from Radiant’s solutions:

•	Improved customer service—Radiant’s technology enables operators to improve customer service by quickly processing customer transactions, increasing transaction accuracy, maximizing point-of-sale system uptime, reducing lines, avoiding stock outs, and scheduling labor according to forecasted sales volume.

•	Increased profitability—Radiant’s site management technology enables retail and food service operators to increase profitability by increasing customer throughput, maximizing sales of high-margin items through intelligent, automated up-selling, reducing labor costs, reducing inventory shrink, enforcing best practices across sites, and reducing fraud.

•	Increased productivity—Radiant’s site management solution enables retail and food service businesses to increase productivity by reducing employee training time, automating the order-taking process, reducing administration time, and freeing up managers to spend more time coaching employees and driving customer service.

•	Reduced total cost of technology ownership—Radiant’s site management solution enables operators to reduce the total cost of technology ownership by lowering initial deployment and ongoing maintenance costs. The technology’s Web-based centralized administration reduces the cost of deploying changes.

Customers

During the year ended December 31, 2003 and 2002, no customer individually accounted for more than 10.0% of Radiant’s total revenues, while in 2001, one customer, Speedway SuperAmerica, LLC accounted for 10.2% of Radiant’s total revenues.

The following is a partial list of customers who have licensed or purchased Radiant’s products and services:

Petroleum, Convenience, and Grocery Store	Entertainment	Food Service

BP Amoco, p.l.c.	AMC Entertainment	AFC Enterprises, Inc.
ConocoPhillips	Loews Cineplex Entertainment	KFC
Holiday Stationstores	National Amusements, Inc.	Chick-fil-A, Inc.

Petroleum, Convenience, and Grocery Store	Entertainment	Food Service

Kroger Corporation	Regal Entertainment Group	Hooters of America
Maverick Country Stores	The Marcus Corporation	Krispy Kreme Doughnut Corp.
Repsol YPF, S.A.	Muvico Theaters	New World Restaurant Group, Inc.
Sheetz, Inc.	Harkins Theatres	The Krystal Company
Speedway SuperAmerica, LLC
Valero Energy Corporation
Wawa, Inc.

Competition

In marketing its technology solutions, Radiant faces intense competition, including internal efforts by some potential customers. Radiant believes the principal competitive factors are quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with other systems. The Internet has presented new competition to Radiant. Companies often offer new business models, which may force Radiant to change its terms of business to continue to maintain its market position.

Within the markets it serves, Radiant believes it is uniquely positioned with its exclusive focus on providing site management systems for petroleum and convenience, food service, and entertainment businesses. Within these product lines, Radiant faces intense levels of competition from a variety of competitors. International Business Machines, Corp., NCR Corporation, VeriFone, Inc. (owned by Gores Technology Group, an international acquisition and management company), Dresser Wayne, Retalix, Ltd., Pacer/CATS (owned by Clarity Commerce Solutions plc), Micros Systems, Inc., Par Technology Corporation, Danaher Corporation, Panasonic, The Pinnacle Corporation, InfoGenesis, and others provide point-of-sale and site management systems with varying degrees of functionality.

Radiant believes there are barriers to entry in the market for retail and food service automation solutions. Radiant has invested a significant amount of time and effort to create the functionality of its point-of-sale and back-office headquarters-based management systems. Radiant believes that the time required for a competitor to duplicate the functionality of these products is substantial and would require detailed knowledge of a retailer’s operations at local sites and headquarters. Also, developing a credit card network interface often can take an additional six to nine months, as the certification process can be time consuming. Moreover, the major petroleum companies are extremely selective about which automation system providers are permitted to interface to their credit networks.

Sales and Marketing

Through a focused and dedicated sales effort designed to address the requirements of the petroleum and convenience store, food service, and entertainment industries, Radiant believes its sales force is positioned to understand its customers’ businesses, trends in the marketplace, competitive products, and opportunities for new product development. This allows Radiant to take a consultative approach to working with customers.

Radiant’s sales personnel focus on selling its technology solutions to major customers, both domestically and internationally. All sales personnel are compensated with a base salary and commission based on revenue quotas, gross margins, and other profitability measures.

Over the last few years, Radiant has increased investments in developing relationships with third party resellers to distribute the product. The Company has built a reseller operations group and a sales support strategy to help ensure the success of this channel. The Company plans to continue to expand its coverage across the United States through third party resellers as well as a regional based sales force.

To date, Radiant’s primary marketing objectives have been to increase awareness of Radiant’s technology solutions and generate sales leads. To this end, Radiant attends industry trade shows, executes direct marketing programs, and selectively advertises in industry publications. Radiant intends to increase its sales and marketing activities both domestically and internationally. Additionally, Radiant intends to continue expanding an independent distribution network to sell and service its products to certain segments of the domestic and international markets.

Product Development

Radiant’s product development strategy is focused on creating common technology elements that can be leveraged in applications across its core markets. Radiant’s software architecture is based on open platforms and is modular, thereby allowing it to be phased into a customer’s operations. Radiant has developed numerous applications running on Microsoft Windows-based platforms, including Windows 2000, Windows XP, Windows XP Embedded, and Windows CE. The software architecture incorporates Microsoft’s Component Object Model, providing an efficient environment for application development.

During 1998 Radiant’s management determined that significant internal cost efficiencies and increased market appeal could be obtained through the consolidation of its legacy point-of-sale products into a single family of products, Radiant 6e Point-of-Sale. This consolidation effort integrated the best business and technical knowledge from multiple markets. Throughout 1999, Radiant enhanced its Radiant 6e Point-of-Sale product, and successfully introduced this replacement technology into the convenience store, food service, and entertainment markets. By the end of 2000, Radiant 6e Point-of-Sale had been released in all of the markets Radiant serves. Radiant continues to make significant improvements, enhancements and increase the functionality of the Radiant 6e Point-of-Sale product.

Site Systems Strategy

Radiant’s objective is to be the leading worldwide provider of site management systems for petroleum and convenience store, food service, and cinema businesses. Radiant is pursuing the following strategies to achieve this objective:

•	Further develop reseller channel. A large portion of the food service and convenience store market is comprised of small businesses. Historically, Radiant has primarily built its business on serving large operators. While serving large operators remains a top priority, Radiant intends to serve the needs of all operators within its core segments. To better serve the small to medium-size market, Radiant will continue to develop the reseller channel and package its solutions in a manner that is easy for operators to afford, implement, and support. Radiant’s strategy is to deliver rich products that are easy to implement and support, establish a strong presence within critical franchised brands, and support resellers with strong operational tools. While Radiant has focused on a limited number of reseller relationships in targeted regions of the U.S., management plans to expand the reseller base to gain nationwide coverage over the next couple of years. With the acquisition of Aloha Technologies, (which was completed in January 2004), Radiant has accelerated this strategy by acquiring a fully developed reseller network focused on the food service market.

•	Increase sales and marketing efforts outside the United States. In 2003 the Company’s international revenues accounted for approximately 14.5% of total revenues. Management believes that this percentage can be increased substantially in the coming years. The growing number of large, multi-national companies who are among Radiant’s major North American customers together with its successful record of implementing solutions with retailers in Western Europe, Eastern Europe and Asia will allow Radiant to make additional progress internationally in the future. Additionally, the majority of Radiant’s current business outside the United States has been in the petroleum and convenience store market. Management believes there is opportunity for significant growth in the food service and entertainment markets outside the United States. With Radiant’s acquisition of Breeze Software Proprietary Limited (“Breeze”) in 2001, it increased its international presence and its development, consulting and sales capabilities. Currently, Radiant has more than 100 employees in Europe, Asia, and Australia. Radiant has previously executed international projects in Australia, Canada, Spain, the Czech Republic, Hong Kong, Hungary, Japan, Macau, Malaysia, Poland, Slovakia, Sweden, Switzerland, Thailand, Trinidad and Tobago and the United Kingdom. Radiant currently has offices in

Melbourne, Prague, and Singapore and representation in the United Kingdom and Spain.

•	Integrate with third-party back-office systems. Convenience store, food service, and cinema operators have varying requirements for back office systems—from the most basic site-based technology to the most advanced centralized back office system. In addition, many operators need to move up to next-generation point-of-sale products, but retain an adequate back office infrastructure. While Radiant has traditionally focused on serving large operators with very sophisticated back office requirements, management believes that Radiant can expand its market position by integrating its best-of-breed point-of-sale and customer self service technology with leading third-party back-office systems. This strategy will give operators the flexibility to deploy the Radiant site management solution with basic site-based back-office capabilities, a powerful Web-based back office or an existing back office infrastructure.

•	Make strategic acquisitions. Radiant has accelerated its entry into new vertical markets through acquisitions and joint venture arrangements. In 2001, Radiant purchased Breeze, a leading provider of software applications for retailers in the Australian and Asia-Pacific marketplaces. In January 2004, Radiant purchased Aloha Technologies a leading provider of software applications for food service operators. To the extent Radiant believes acquisitions or joint ventures can better position it to serve its current markets, it will continue to pursue such opportunities.

•	Attract and retain outstanding personnel. Radiant believes its strongest asset is its people. To attract and retain top talent, Radiant intends to maintain its entrepreneurial culture and to continue offering competitive benefit programs. Radiant has granted stock options to a majority of its employees and will strive to continue to align employee interests with those of Radiant’s shareholders.

Enterprise Software Systems Business Unit (“Enterprise”)

Introductory Note

On January 31, 2004 Radiant completed the previously announced split-off of its enterprise software business, now known as BlueCube Software, to Erez Goren, the Company’s former Co-Chairman of the Board and Co-Chief Executive Officer. The split-off transaction received the approval of approximately 70% of the disinterested shareholders of Radiant at the special meeting of shareholders held on January 30, 2004. Approval of a majority of the disinterested shareholders was a condition to the closing of the transaction. Pursuant to the terms of the Share Exchange Agreement between Radiant and Mr. Goren, Radiant contributed specified assets and liabilities of the enterprise software business, together with $4.0 million in cash, to the newly formed subsidiary, and then transferred all of the shares of the new company to Erez Goren in exchange for the redemption of 2.0 million shares of common stock of the Company held by Mr. Goren. The shares redeemed represented approximately 7.0% of the Company’s outstanding shares. The consideration for the transaction was determined based on arms-length negotiations between Mr. Goren and the special committee of the Company’s board of directors, comprised of three independent directors.

Radiant will continue to be a reseller of the Enterprise/BlueCube product.

General

In 1999, Radiant began developing its new generation of back-office software products—Radiant 6e™ Enterprise Productivity Suite, formerly WAVE™. This product’s architecture was designed to combine and expand the functionality of Radiant’s previous generation back-office systems primarily for use on a broader operational scale than its previous generation back office software. Enterprise’s architecture and platform for these products is entirely web-based, which Enterprise believes will enable it to increase the functionality while decreasing the costs of implementing and maintaining technology solutions for retail and food service businesses. The centerpiece of Enterprise’s technology, the Enterprise Productivity Suite, includes the following software products, each of which can be purchased independently or as a suite of integrated products depending on the client’s individual preferences:

•	Inventory Management
•	Workforce Management
•	Business Performance Management
•	Financial Management
•	Merchandise Management
•	Sales Management
•	e-Learning
•	Development Tools

The Enterprise Productivity Suite was generally released by Radiant during the first quarter of 2002. The Enterprise Productivity Suite is offered both through the application service provider, or “ASP”, delivery model as well as through installations directly in client locations as “client-hosted” systems. In instances where clients select the ASP delivery model, Enterprise remotely hosts applications from an off-site central server that users can access over dedicated lines, virtual private networks or the Internet. Enterprise continues to develop the Enterprise Productivity Suite and to establish strategic relationships to facilitate its product offerings.

Enterprise may offer its products on a subscription-based pricing model. Under this subscription-based pricing model, clients pay a fixed, monthly fee for use of the Enterprise Productivity Suite and the hosting services needed to utilize those applications and solutions. This price model is different from Radiant’s historical pricing model, which charged clients an initial licensing fee for use of Radiant’s products and continuing maintenance and support during the license period.

Enterprise’s Markets.

In addition to providing products to core markets of the Radiant Store Systems business unit, Enterprise is focused on providing technology to the general retail market. This market consists of grocery, big box, apparel, department stores, drug stores, and specialty retail establishments. The primary products marketed to this industry include Workforce Management, Business Performance Management, e-Learning and Development tools. The market consists of approximately 300 Tier 1 and Tier 2 retailers in excess of $250 million in revenue.

The integration, design, implementation, application and installation of technology solutions are critical to Enterprise’s ability to effectively market its solutions.

Enterprise Products.

The Enterprise Productivity Suite

The Enterprise Productivity Suite uniquely offers the following key architectural elements:

•	Native Web architecture—built on the principle of a single, centralized database shared by all users across the business, that is accessed via a Web browser and network connection;

•	Tiered architecture—provides businesses with a high degree of flexibility in how they use and improve technology systems;

•	Integration architecture—designed from the ground up to simplify communication and integration with headquarters-based applications such as finance, human resource, and others;

•	Customization framework—designed to support frequently changing business requirements with rich configuration capabilities, custom report building, and an application customization environment;

•	Corporate Data Management—technology that provides businesses with tremendous system flexibility in how they centrally collect, consolidate, and distribute information across distributed sites;

•	Business Activity Monitoring—technology that enables operators to evaluate performance in near real time and deliver the resulting information to the right people within the enterprise; and

•	Site-use design—designed for site-level users, accommodating limitations in computing skills, time, and network infrastructure at the site.

The following is a summary of the features of the Enterprise Productivity Suite:

•	Workforce Management—provides automated forecasting, labor scheduling, and time and attendance across all sites. The Workforce Management software enables businesses to reduce labor costs, improve customer service, and reduce administration time. The software allows for employee self-service to their profile, schedules and time off requests.

•	Inventory Management—perpetually tracks all inventory transactions in the store and improves efficiency and control of inventory ordering, receiving, counting, and transfers between stores. It provides visibility into inventory in the supply chain and other stores. The Inventory Management software enables operators to control inventory shrink and meet customer demand more effectively.

•	Business Performance Management—provides site-level and above-store reports, graphical snapshots of performance, and alerts to focus attention on critical areas of the business and provide guidance to problem resolution. The Business Performance Management software enables operators to monitor performance at the site and consolidated levels and make proactive decisions.

•	Financial Management—provides simple accounts receivable, general ledger, and loss prevention functions including interfaces to major financial systems providers. Allows clients to seamlessly track the financial impact of store level transactions to the enterprise. Also provides the ability to quickly isolate and resolve cash control issues.

•	Merchandise Management—provides price book management, supplier management and contract management functions. This allows clients to centrally manage their pricing strategies down to the store level, as well as centrally manage all suppliers to the enterprise.

•	Sales Management—provides sales order entry, sales transactions processing and cash management functions. The Sales Management software enables retailers to record sales orders associated with a specific customer or account and better control cash using various counting methods and corporate exception reporting.

•	e-Learning—provides the ability to administer and deliver training to field employees. Includes the ability to create and score tests as well as report on results. This application significantly reduces the cost to train employees and improves the clients’ ability to more rapidly implement change. E-Courses on the Enterprise Productivity Suite modules are available through e-Learning.

•	Development Tools—provides clients with the ability to customize their implementation of the Enterprise software. This allows clients to get the benefit of packaged software, with the ability to implement enhancements that provide competitive advantage.

Workforce Management Software—Legacy

Enterprise also offers Radiant’s Legacy Workforce Management Software. Radiant acquired the Workforce Management Software through its acquisition of the TimeCorp division of Verifone, Inc. in 2000. This software provides retail and hospitality operators the ability to forecast anticipated demand at a store level, project the corresponding labor required to meet this demand, schedule the appropriate personnel for the labor requirement, manage employee time and attendance activity and generate payroll and interface with time clocks for ease in monitoring hours worked. It also provides job costing and exception reporting, as well as management reporting functionality. These workforce management systems, which were developed with a user friendly, graphical interface and are based on open architecture, have been installed in various supermarket, retail, food service, and hospitality chains.

•	Visual Labor Management Software

•	Minute Man Labor Management Software

Food Service Management Software—Legacy

Enterprise also offers Radiant’s Legacy Food Service Management Software. Radiant acquired the Food Service Management Software through its acquisition of Restaurant Management and Control Systems, Inc. in 1997. This software provides food service operators the ability to manage inventory, labor, operations, and reporting at the site through a client server based system.

•	ReMACS Back Office Software

Professional Services

The integration, design, implementation, application and installation of technology solutions are critical to Enterprise’s ability to effectively market its solutions. The following is a summary of some of the professional services Enterprise provides:

Consulting. Business consultants, systems analysts and technical personnel assist retailers in all phases of systems development, including systems planning and design, client-specific configuration of application modules and on-site implementation or conversion from existing systems.

Customization. Enterprise provides custom application development work for clients billed on a project or per diem basis. All customization remains the property of Enterprise.

Training. Enterprise has a formal training program available to its clients, which is provided on a per diem rate at Enterprise’s offices or at the client’s site.

Integration. Enterprise develops and performs implementation, interfaces and integration points to ensure clients achieve their ultimate business objectives.

Maintenance and Client Support

Enterprise offers client support on a 24-hour basis, a service that historically has been purchased by a majority of its clients and also entitles the client to product upgrades. In some cases, hardware support is provided by third parties. Enterprise will be able to remotely access its clients’ systems in order to perform quick diagnostics and provide on-line assistance. The annual support option is typically priced at a percentage of the software and hardware cost. Additionally, Enterprise will offer its clients software maintenance and unspecified software enhancements. Revenue from support and maintenance is recognized ratably over the term of the agreement.

Proprietary Rights

Radiant’s success and ability to compete is dependent in part upon its proprietary technology, including its software source code. To protect its proprietary technology, Radiant relies on a combination of trade secret, nondisclosure, copyright and patent law, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although Radiant relies on the limited protection afforded by such intellectual property laws, it also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable maintenance are essential to establishing and maintaining a technology leadership position. Radiant presently has seven patents and five patents pending. The source code for Radiant’s various proprietary software products is protected both as a trade secret and as a copyrighted work. Radiant generally enters into confidentiality or license agreements with its employees, consultants and customers and generally controls access to and distribution of its software, documentation and other proprietary information. Although Radiant restricts its customers’ use of Radiant’s software and does not permit the resale, sublicense or other transfer of such software, there can be no assurance that unauthorized use of Radiant’s technology will not occur.

Despite the measures taken by Radiant to protect its proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of Radiant’s products or to obtain and use information that Radiant regards as proprietary.

Policing unauthorized use of Radiant’s products is difficult. In addition, litigation may be necessary in the future to enforce Radiant’s intellectual property rights, such as to protect Radiant’s trade secrets, to determine the validity and scope of Radiant’s and or others proprietary rights, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on Radiant’s business, operating results and financial condition.

Certain technology used in conjunction with Radiant’s products is licensed from third parties, generally on a non-exclusive basis. These licenses usually require Radiant to pay royalties and fulfill confidentiality obligations. Radiant believes that there are alternative sources for each of the material components of technology licensed by Radiant from third parties. However, the termination of any of these licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in a delay in Radiant’s ability to ship certain of its products while it seeks to implement technology offered by alternative sources. Any required alternative licenses could prove costly. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on Radiant’s business, operating results and financial condition. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of Radiant’s products or relating to current or future technologies, there can be no assurance that Radiant will be able to do so on commercially reasonable terms or at all.

There can be no assurance that Radiant will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, Radiant may initiate claims or litigation against third parties for infringement of Radiant’s proprietary rights or to establish the validity of Radiant’s proprietary rights. Defending against any such claim could be time-consuming, result in costly litigation, cause product shipment delays or force Radiant to enter into royalty or license agreements rather than dispute the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject Radiant to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require Radiant to cease the marketing or use of certain products, any of which could have a material adverse effect on Radiant’s business, operating results and financial condition. To the extent Radiant desires or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to Radiant, if at all. As the number of software products in the industry increases and the functionality of these products further overlaps, Radiant believes that software developers may become increasingly subject to infringement claims. Any such claims against Radiant, with or without merit, as well as claims initiated by Radiant against third parties, can be time consuming and expensive to defend, prosecute or resolve.

Employees

As of December 31, 2003, Radiant employed 853 persons. Following the split-off of its enterprise software business and the purchase of Aloha in January 2004, Radiant employed 842 persons as of March 4, 2004. None of Radiant’s employees is represented by a collective bargaining agreement nor has Radiant experienced any work stoppages. Radiant considers its relations with its employees to be good.

Radiant’s future operating results depend in significant part upon the continued service of its key technical, consulting and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that Radiant will retain its key managerial or technical personnel or attract such personnel in the future. Radiant has at times experienced and continues to experience difficulty recruiting qualified personnel, and there can be no assurance that Radiant will not experience such difficulties in the future. Radiant, either directly or through personnel search firms, actively recruits qualified product development, consulting and sales and marketing personnel. If Radiant is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on Radiant’s business, operating results and financial condition.

Available Information

Radiant maintains a website at www.radiantsystems.com. Radiant makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K on its website as soon as practicable after such reports are filed with the SEC. These filings can be accessed through the ‘Investor Relations’ page on Radiant’s website. Radiant’s common stock is traded on the Nasdaq National Market under the symbol “RADS.”

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

The Company reported a net loss of $47.7 million in 2003. As a result, there can be no assurance that the Company will be able to achieve and maintain profitability for 2004 and beyond. The Company anticipates that completing its products under development, and marketing existing products and new releases will require additional ongoing expenditures, while the majority of the Company’s revenues are not guaranteed. Accordingly, an investment in the Company’s common stock is extremely speculative in nature and involves a high degree of risk.

The Company’s revenues are significantly concentrated in the convenience store market and demand for its products and services could be disproportionately affected by instability or a downturn in the convenience store market.

Approximately 48.6%, 57.1% and 53.4% of the Company’s total revenues in 2003, 2002 and 2001, respectively, was attributed to the convenience store market, which is dependent on the domestic and international economy. The convenience store market is affected by a variety of factors, including global and regional instability, governmental policy and regulation, natural disasters, consumer buying habits, consolidation in the petroleum industry, war and general economic conditions. Adverse developments in the convenience store market could materially and adversely affect the Company’s business, operating results and financial condition. In addition, the Company believes the purchase of its products is relatively discretionary and generally involves a significant commitment of capital, because purchases of the Company’s products are often accompanied by large scale hardware purchases. As a result, although the Company believes its products can assist convenience stores in a competitive environment, demand for the Company’s products and services could be disproportionately affected by instability or downturns in the convenience store market which may cause clients to exit the industry or delay, cancel or reduce planned for information management systems and software products.

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

The Company sells systems and services to a limited number of large clients. During 2003, approximately 24.3% of the Company’s revenues were derived from five clients while, during 2002 and 2001 approximately 27.9% and 32.3%, respectively, of the Company’s revenues were derived from five clients. There can be no assurance that the loss of one or more of these clients will not have a material adverse effect on the Company’s business, operating results and financial condition.

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

The Company’s increased investment in the international market could expose it to risks in addition to those experienced in the United States.

The Company’s international revenues represented 14.5% or $16.2 million of the Company’s total revenues in 2003 and the Company continued to invest in expanding its international operations. The global reach of the Company’s business could cause it to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in United States locations. The following factors, among others, present risks that could have an adverse impact on the Company’s business operating results and financial condition:

•	the Company may be unable to replicate its previous international revenues;

•	conducting business in currencies other than United States dollars subjects the Company to currency controls and fluctuations in currency exchange rates. The Company may be unable to hedge the currency risk in some transactions because of uncertainty or the inability to reasonably estimate its foreign exchange exposure;

•	increased cost and development time required to adapt the Company’s products to local markets;

•	lack of experience in a particular geographic market;

•	legal, regulatory, social, political, labor or economic conditions in a specific country or region, including loss or modification of exemptions for taxes and tariffs, and import and export license requirements; and

•	operating costs in many countries are higher than in the United States.

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

The Company’s inability to attract, hire or retain the necessary technical and managerial and finance personnel could have a material adverse effect on the Company’s business, operating results and financial condition.

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

The Company’s executive officers collectively owned approximately 41.3% and 33.3% of the Company’s outstanding common stock as of December 31, 2003 and March 4, 2004, respectively. Consequently, together they continue to be able to exert significant influence over the election of the Company’s directors, the outcome of most corporate actions requiring shareholder approval and the business of the Company.

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

Item 2.    Properties.

Domestic offices

The Company currently has leases for space in two principal facilities occupying approximately 150,000 square feet in Alpharetta, Georgia. One of the lease agreements expires in 2010 and the other in 2013.

The Company has an additional lease agreement for a building which houses its Integration Operations, with approximately 102,000 square feet. This lease agreement, also in Alpharetta, Georgia, expires in 2011.

International offices

The Company currently has leases for space in five principal facilities occupying approximately 18,000 square feet in Geelong, Australia. The lease agreements expire in 2004 and 2005. Additionally, to satisfy other sales, service and support and product development needs, the Company leases space in Singapore and Prague, Czech Republic.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

The Company held a Special Meeting of Shareholders on January 30, 2004. The purpose of the Special Meeting was to consider and vote on a proposal to approve the separation of Radiant’s enterprise software business in a split-off transaction to Erez Goren, who was, at the time of the vote, Co-Chairman of the Radiant board of directors and Radiant’s Co-Chief Executive Officer. All shareholders of record (other than Erez Goren, Alon Goren and members of their immediate family) as of the close of business on November 28, 2003, were entitled to vote at the special meeting. Of the 17,896,404 disinterested shares of common stock outstanding and entitled to vote at the special meeting, 13,314,851 shares were represented at the meeting in person or by proxy and approximately 70% voted in favor of the transaction. The voting results were as follows:

For	Against or Withheld	Abstentions and Broker Non-Votes
12,717,907	199,686	397,258

The 12, 717,907 shares of common stock that voted for the transaction represented approximately 70% of the total amount of disinterested shares issued and outstanding and entitled to vote at the special meeting. Approval of a majority of the shares held by disinterested shareholders was a condition to the closing of the transaction.

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

Year ended December 31, 2003	High	Low
First Quarter	$10.35	$6.22
Second Quarter	7.77	5.66
Third Quarter	7.04	5.00
Fourth Quarter	8.50	6.06

Year ended December 31, 2002	High	Low
First Quarter	$13.98	$7.51
Second Quarter	14.91	8.25
Third Quarter	13.24	6.51
Fourth Quarter	11.90	7.80

As of March 4, 2004 there were 176 holders of record of the Common Stock. Management of the Company believes that there are in excess of 4,900 beneficial holders of its Common Stock.

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

	Year Ended December 31,
(in thousands, except per share data)	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenues:
System sales	$47,320	$81,432	$71,268	$79,987	$91,946
Client support, maintenance and other services	64,449	64,725	60,711	48,057	37,720

Total revenues	111,769	146,157	131,979	128,044	129,666
Cost of revenues:

System sales	28,785	43,348	38,799	39,620	46,001
Impairment of capitalized software and acquired software technology	17,626	—	—	—	—
Client support, maintenance and other services	43,906	39,000	38,043	37,356	29,989

Total cost of revenues	90,317	82,348	76,842	76,976	75,990

Gross profit	21,452	63,809	55,137	51,068	53,676
Operating expenses:
Product development	15,714	14,470	11,234	11,030	11,125
Sales and marketing	16,708	21,141	19,718	12,720	12,302
Depreciation and amortization	4,319	4,997	9,643	7,706	6,057
Impairment of TriYumf asset	10,589	—	—	—	—
Impairment of goodwill	6,172	—	—	—	—
Non-recurring charges	1,179	—	1,244	—	—
General and administrative	13,377	12,791	15,056	15,818	13,204

(Loss) income from operations	(46,606)	10,410	(1,758)	3,794	10,988
Interest income, net	605	754	1,513	5,760	1,613

(Loss) income before income taxes	(46,001)	11,164	(245)	9,554	12,601
Income tax provision	1,730	4,623	183	2,773	4,992

Net (loss) income	$(47,731)	$6,541	$(428)	$6,781	$7,609

Basic (loss) income per share (1)	$(1.71)	$0.24	$(0.02)	$0.24	$0.31

Diluted (loss) income per share (1)	$(1.71)	$0.23	$(0.02)	$0.23	$0.28

Weighted average shares outstanding:
Basic (1)	27,835	27,753	27,726	27,294	24,630

Diluted (1)	27,835	28,995	27,726	29,791	27,519

	December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Working capital	$44,529	$66,201	$55,205	$70,882	$65,947
Total assets	92,704	145,256	125,162	131,261	111,999
Long-term debt and shareholder loan, including current portion	136	1,151	1,610	—	4,355
Shareholders’ equity	66,923	114,710	103,614	108,387	85,935

(1)	On April 1, 2000 the Company effected a 3-for-2 stock split. All historical shares and weighted average shares have been restated to account for this split.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) contained in Item 8 of this Report.

Overview

We are a leading provider of retail technology focused on the development, installation and delivery of solutions for managing site operations of retail and food service businesses. Our point-of-sale and back office technology is designed to enable businesses to deliver exceptional client service while improving profitability. We offer a full range of products that are tailored to specific retail and food service market needs including hardware, software and professional services. The Company offers best-of-breed solutions designed for ease of integration in managing site operations enabling operators to improve customer service and reduce costs. We believe our approach to site operations is unique in that our product solutions provide enterprise visibility and control at the site, field, and the headquarters levels.

Prior to April 1, 2003, the Company operated through five primary reportable segments (i) Petroleum and Convenience Store (ii) Hospitality and Food Service (iii) Entertainment (iv) International and (v) General Retail as the Company’s product applications have historically been focused on these segments and these markets require many of the same product features and functionality. During the second quarter 2003, the Company restructured its business units and as a result, operated during 2003 under two segments, Store Systems and Enterprise Software Systems. The Store Systems segment focuses on delivering site management systems, including point-of-sale (POS), self-service kiosk, and back-office systems, designed specifically for the Company’s core vertical markets of Petroleum and Convenience Store, Food Service and Entertainment, while the Enterprise Software Systems segment focused on delivering its web-based Radiant 6e Enterprise Productivity Software Suite including functionality such as workforce and supply chain management to the broader retail markets both within and outside the Company’s core vertical markets.

Significant Trends and Developments in the Business

Economic Conditions

The Company has experienced both direct and indirect impacts from declining global economic conditions over the past three years. The retail industry has remained cautious of investment in information technology during difficult economic times which has resulted in reduced budgets and spending. This has impacted us through reduced revenues, elongated selling cycles, delay in product implementation, and increased competitive margin pressure. While these impacts have occurred in recent periods, the longer term impact has been on technology spending habits. We believe that general economic conditions are showing concrete signs of improvement, however, we also recognize that buying patterns have changed. Demand has shifted from large scale enterprise wide investments to more targeted investments with quicker deployment requirements. As a result, we expect our revenue base to shift from primarily large dollar purchases by a limited number of customers to a mix of smaller sized purchases by an increased number of customers in a given period. In addition, pricing has been cut by various competitors creating the potential for long-term reductions in product margins. Our expectations for future periods are based on our current view that the major global markets are experiencing an improvement in economic conditions. Given the uncertain nature of the economic environment, these trends could change quickly and have a direct impact on the results of the Company.

Changes in Business Performance

The Company entered 2003 anticipating revenue growth over 2002 results and increased profits based on planned spending by existing customers and projected closure of deals in the sales pipeline. Beginning in the first quarter ended March 31, 2003 and continuing through the year, the Company experienced a decline in revenues and negative operating results. At the end of the first quarter the Company updated market expectations for the change in conditions and the uncertainty in results for the year. The Company attributes this decline to slower than anticipated acceptance and implementations of the Radiant 6e Enterprise Productivity Suite by both new and existing clients as well as the global economic downturn and the resulting delay in purchases by new and existing clients. In response to these conditions, during the latter part of the first quarter and through the second quarter of 2003, the Company, in addition to other measures, downsized its personnel by approximately 5.0% in order to reduce its operating costs. During the second quarter, the Company established a restructuring reserve of approximately $211,000 for purposes of employee severance related to a downsizing of the Company’s workforce. The Company paid all amounts under this reserve by the end of the second quarter 2003 and had no further liabilities related to this action.

Restructuring of Business Segments

During the second quarter of 2003, the Company restructured its business units into two distinct operating segments, Store Systems and Enterprise Software Systems. The Store Systems segment focuses on delivering site management systems, including point-of-sale (POS), self-service kiosk, and back-office systems, designed specifically for the Company’s core vertical markets of Petroleum and Convenience Store, Food Service and Entertainment. John Heyman was appointed CEO of the Store Systems Segment with a strategic direction to re-focus the company’s efforts on better serving it’s core markets and increasing market penetration. The Enterprise Software Systems segment focused on delivering its web-based Radiant 6e Enterprise Productivity Software Suite including functionality such as workforce and supply chain management to the broader retail markets both within and outside the Company’s core vertical markets. Erez Goren was appointed CEO of the Enterprise Software Systems segment with a strategic direction of delivering against large contract commitments associated with the Enterprise Productivity Software Suite and continuing to market to large retailers across vertical markets. At the time of the restructuring, management determined it was more likely than not that a portion of the business, the Enterprise Software Systems Business, would be sold or otherwise disposed. The Company performed an interim impairment test. As a result of this impairment test, it was determined that assets were impaired and therefore the Company took an impairment charge in the second quarter of 2003. Details of these non-recurring charges are described in the year-over-year comparison included below under “Results of Operations.”

Disposition of the Enterprise Software Systems Segment

On October 13, 2003 the Company announced it had entered into a definitive agreement with Erez Goren, the Company’s then Co-Chairman and Co-Chief Executive Officer, in connection with the Company’s previously announced plan to split-off its enterprise software business. The Board of Directors authorized and approved the transaction based on the recommendation of a special committee comprised of the Company’s independent directors. On January 30, 2004 the split-off transaction received the approval of approximately 70% of the disinterested shareholders of Radiant at the special meeting of shareholders on that date and the transaction was completed as of January 31, 2004. Radiant contributed specified assets and liabilities of the enterprise software business, together with $4.0 million in cash, to the newly formed subsidiary, and then transferred all of the shares of this new company to Erez Goren in exchange for the redemption of 2.0 million shares of common stock of the Company held by Mr. Goren. The shares redeemed represented approximately 7.0% of the Company’s outstanding shares. Under certain customer agreements Radiant has retained the obligation to perform contract obligations that have been sub-contracted to the new company. As further described in note 16 to the consolidated financial statements, the separation agreement provides for a shared liability for contract claims of specified contracts over the initial 18 month term of the separation. Management does not believe that liabilities under these agreements are likely but they do represent a potential risk for the Company. The Company believes that the disposition of the Enterprise Software Systems segment will materially improve the Company’s near term profits and cash flow while preserving the opportunity to sell and market the Enterprise Productivity Software Suite through a re-seller agreement with the new entity.

Radiant has agreed to sublease a portion of Radiant’s property, currently under an operating lease, to BlueCube. This sublease will expire concurrently with Radiant’s operating lease on the property in January 2013. BlueCube has the right to early termination beginning on January 31, 2007, and must provide Radiant with an 18 month notice that early termination will occur. Aggregate future minimum lease payments under this sublease agreement as of January 31, 2004, are approximately: $1.2 million in 2004, $1.3 million in 2005, $1.5 million for years 2006 through 2010, and a total of $3.0 million over the remaining 25 months of the lease. These amounts are included in Radiant’s operating lease disclosure at December 31, 2003 (see Note 10). In conjunction with this sublease agreement, Radiant and BlueCube entered into a right of refusal and option agreement pertaining to real property currently owned by Radiant and adjacent to the property being subleased by BlueCube. Under this agreement, BlueCube has an option to purchase the real property at a stated value, which management believes is the fair value at the time of the split-off. BlueCube has the right of refusal if Radiant obtains an offer to sell the real property to another party. The exercising of this right will result in BlueCube purchasing the real property at a price based on a formula and the third-party offer obtained by Radiant. This agreement is subordinate to a right of first refusal with a third-party.

Acquisition of Aloha Technologies, Inc.

On December 15, 2003 the Company announced that it had entered into a definitive agreement to acquire Aloha Technologies, a leading provider of point-of-sale (POS) systems for the hospitality/food service industry. The new division is expected to be one of the premier technology providers for the hospitality industry, with key personnel from both Radiant and Aloha continuing to serve the industry. With this expansion, Radiant intends to greatly enhance its presence in the industry, offering comprehensive solutions from advanced POS systems to self-service kiosks, customer loyalty systems, and integrated back-office solutions. With proven experience in large-scale enterprise deployments and an expansive reseller channel, Radiant will be well positioned to offer the leading solution for quick-service, table-service, and contract food service operators, from the largest multi-national chains to single-site businesses. On January 13, 2004 the Company completed the acquisition of substantially all of the assets of Aloha Technologies for approximately $49 million. Under the terms of the purchase agreement, the purchase price consisted of $11 million in cash, a five-year note in the principal amount of $19 million (subject to a post-closing adjustment), a one-year note in the principal amount of $1.7 million, 2,353,846 shares of restricted Radiant common stock at a market price of $6.50 on the announcement date, and the assumption of Aloha’s accounts payable, contractual obligations and certain other liabilities. Management anticipates the acquisition to be accretive and for the future cash flows to support the cash requirements of the notes associated with the transaction.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operation items to total revenues:

	Year ended December 31,
	2003	2002	2001
Revenues:
System sales	42.3%	55.7%	54.0%
Client support, maintenance and other services	57.7	44.3	46.0

Total revenues	100.0	100.0	100.0
Cost of revenues:
System sales	25.8	29.6	29.4
Impairment of capitalized software and acquired software technology	15.8	0.0	0.0
Client support, maintenance and other services	39.3	26.7	28.8

Total cost of revenues	80.8	56.3	58.2

Gross profit	19.2	43.7	41.8
Operating expenses:
Product development	14.1	9.9	8.5
Sales and marketing	14.9	14.5	14.9
Depreciation and amortization	3.9	3.4	7.3
Impairment of TriYumf Asset	9.5	0.0	9.9
Impairment of goodwill	5.5	0.0	0.0
Non-recurring charges	1.0	0.0	1.0
General and administrative	12.0	8.8	11.4

Income (loss) from operations	(41.7)	7.1	(1.3)
Interest income, net	0.5	0.5	1.1

Income (loss) before income taxes and extraordinary item	(41.2)	7.6	(0.2)
Income tax provision	1.5	3.1	0.1

Net income (loss)	(42.7)%	4.5%	(0.3)%

Year ended December 31, 2003 compared to year ended December 31, 2002

System Sales. The Company derives the majority of its revenues from sales and licensing fees of its headquarters-based, back office management, and point-of-sale solutions. During the year the Company experienced a significant reduction in system sales with a decrease of 41.9% to $47.3 million for the year ended December 31, 2003 (“2003”) from $81.4 million for the year ended December 31, 2002 (“2002”). This decrease was primarily the result of decreased spending for large information technology initiatives by the Company’s customers compared to a high level of spending in the previous year, as well as slower than expected acceptance and implementations of the Radiant 6e Enterprise Productivity Suite by both new and existing clients. During 2002 the Company had a large number of systems shipments associated with implementation projects, including record revenue in the fourth quarter of the year. In 2003 several implementations with customers were put on hold due to economic uncertainties and budget constraints, while new purchase decisions were delayed by many of the large retailers in the industry.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services including training, custom software development, project management and implementation services (professional services). The majority of these revenues is from support and maintenance and are structured on a recurring revenue basis associated with installed sites in the field, while additional professional services are associated with projects related to new sales or implementation of products. Services revenues were relatively flat as detailed below:

Client Support, Maintenance and Other Services Revenue (in millions)	2003	2002	Variance
Software support and maintenance	38.1	38.1	0.0%
Professional services	24.2	24.7	(2.0)%
Reimbursed out-of-pocket expenses (1)	2.2	1.9	15.8%
Total support, maintenance and other services	64.5	64.7	0.0%

(1) In accordance with EITF 01-14 reimbursements received for out-of-pocket expenses are reported as revenue with associated expenses reported as cost of sales for client support, maintenance and other services.

Business Segment Revenues. Total revenues in the Store Systems segment decreased 20.8% to $93.8 million in 2003 from $118.5 million in 2002. The decline in revenue is primarily due to reduced systems sales in the Company’s core industries during the year due to economic uncertainties. The segment accounted for 83.9% of the Company’s total revenues in 2003 compared to 81% in 2002. Revenues in the Enterprise Software Systems segment decreased 35.0% to $18.0 million in 2003 from $27.8 million in 2002. The decrease was primarily due to a reduction in software license sales for existing products that were sold on an up front license basis in addition to delays in deployments of products that were sold under the subscription revenue model. The segment accounted for 16.1% of the Company’s total Revenues in 2003 compared to 19% in 2002.

Cost of System Sales. Cost of system sales consists primarily of hardware and peripherals for site-based systems, amortization of software costs and labor. All costs, other than amortization, are expensed as products are shipped, while software amortization is expensed at the greater of straight line amortization or proportion to sales volume. Cost of system sales decreased 33.6% during 2003 to $28.8 million compared to $43.3 million for 2002. This decrease was directly attributable to reduced system sales in 2003 over 2002 as well as decreased amortization of capitalized software and acquired software technology primarily related to the impairment of capitalized software and acquired software technology during the fiscal period 2003 as more fully described in Notes 3 and 5 to the consolidated financial statements. Cost of system sales as a percentage of system revenues increased to 60.8% in 2003 from 53.2% in 2002. This increase was due primarily to the allocation of certain fixed costs over a smaller revenue base due to the decrease in system sales revenues over the prior periods, offset by the decrease in the amortization of capitalized software costs and acquired technology.

Impairment of Capitalized Software and Acquired Software Technology—The Company recorded charges of $17.6 million as a combined result of charges totaling $16.2 million for the impairment of capitalized software costs associated with the Enterprise Productivity Software, a charge of $734,000 for the impairment of acquired software technology associated with the HotelTools software, a charge of $535,000 associated with capitalized software costs associated with specific software modules that were no longer planned for active sale, and a charge of $169,000 for the impairment of the acquired software technology related to the ICON software source code which is recorded as a component of cost of revenues in the condensed consolidated statements of operations.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations. Cost of client support, maintenance and other services increased 12.6% to $43.9 million for 2003 from $39 million for 2002 as detailed in the table below:

Client Support, Maintenance and Other Services Cost of Sales (in millions)	2003	2002	Variance
Support and maintenance	24.1	23.5	2.6%
Professional services	17.7	15.3	15.7%
Reimbursed out-of-pocket expenses (1)	2.1	1.9	15.8%
Total support, maintenance and other services costs	43.9	39.0	12.6%

(1) In accordance with EITF 01-14 reimbursements received for out-of-pocket expenses are reported as revenue with associated expenses reported as cost of sales for client support, maintenance and other services.

The increase in support and maintenance costs was primarily due to increased maintenance costs associated with the general release of the Radiant 6e Enterprise Productivity Suite in March 2002. These costs are expected to continue as the product matures through installations with a wide variety of customers in the field. This increase was partially off-set by a decline in hardware maintenance costs of approximately $1.0 million due to reduced volume, efficiency improvements and product quality improvements. The largest cost increase came from the addition of professional services headcount during the year in advance of anticipated professional services revenues relating to future sales and implementations of the Radiant 6e Enterprise Productivity Suite and for investments associated with the early implementations and adoption of the Enterprise Productivity Software. In addition, the Company made services investments in specific brand template development activities in the food service industry. The total cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues increased to 68% for 2003 from 60% in 2002, as a result of the professional services investments, slower than anticipated acceptance and future implementations of the Radiant 6e Enterprise Productivity Suite.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts excluding any development expenses related to associated revenues which are included in costs of client support, maintenance and other services. During 2003, product development expenses increased 8.6% to $15.7 million from $14.5 million for 2002. This increase was due primarily to increased wage expense associated with increased headcount and merit pay increases in the fourth quarter 2002 which were fully reflected in the fiscal period 2003. This increase was partially offset by additional product development personnel assigned to software maintenance efforts due to increased software maintenance requirements associated with the release of the Radiant 6e Enterprise Productivity Suite in March 2002. These software maintenance costs are included in cost of client support, maintenance and other services. As more fully described in Note 3 to the consolidated financial statements, during 2003 the Company recorded capitalized software development costs of $5.5 million, or 26% of its total product development costs, as compared to approximately $5.9 million, or 28.9% of its total product development costs for 2002. Product development expenses as a percentage of total revenues increased to 14.1% in 2003 compared to 9.9% in 2002. This percentage increase was due to the Company’s continued expenditures in the development efforts of Radiant 6e Enterprise Productivity Suite and due to the decline in total revenues.

Sales and Marketing Expenses. Sales and marketing expenses decreased 21% to $16.7 million during 2003 from $21.1 million in 2002, due primarily reduction in the sales force and reduced commission expense in line with the reduced sales volume. As part of the cost reductions in the business, the Company aligned the size of the sales force with the available opportunity set in the market. Sales and marketing expenses as a percentage of total revenues remained consistent at approximately 15% for 2003 and 2002, as sales and marketing costs decreased at the same pace as revenues.

Depreciation and Amortization. Depreciation and amortization expenses decreased 13.6% to $4.3 million during 2003 compared to $5.0 million during 2002. The decrease was due primarily to the retirement of certain fully depreciated fixed assets during 2002 with limited fixed asset additions during 2003. Depreciation and amortization as a percentage of total revenues increased to 3.9% for 2003 from 3.4% in 2002 due to the decline in total revenues.

Impairment of TriYumf Asset. During the second quarter 2003 the Company recorded a charge of $10.6 million for the impairment of the TriYumf Asset. This was the result of a charge of $14.3 million for the TriYumf Asset, reduced by $3.7 million of deferred revenues associated with Yum! Brands Agreement.

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

Non-recurring Charges. During 2003, the Company recorded an additional non-recurring charge of approximately $1.0 million. This charge related to actual lease settlement fees associated with the closure of one of the California facilities in 2001, as well as management’s estimate of settlement fees, recorded at the minimum amount of a probable range, associated with a second California facility.

General and Administrative Expenses. General and administrative expenses increased 4.6% during 2003 to $13.4 million from $12.8 million during 2002. This increase was due primarily to the reinstatement during the fourth quarter of 2002 of the salaries previously forfeited by the Company’s senior leadership team during the fourth quarter 2001 as well as increased costs for insurance and compliance activities. This increase was offset by the headcount reductions as a result of the downsizing during the second quarter 2003. General and administrative expenses as a percentage of total revenues were 12% and 8.8% for 2003 and 2002, respectively.

Interest Income, Net. Net interest income decreased 19.8% to $605,000 during 2003, compared to net interest and other income of $754,000 for 2002. The Company’s net interest income includes interest income derived from the investment of its cash and cash equivalents, less interest expense incurred on its long-term debt. The decrease in net interest income resulted primarily from a decrease in the Company’s weighted average interest rate it received on cash balances in 2003 compared to 2002 and the decrease in the average cash balance in 2003 compared to 2002.

Income Tax Provision. The Company recorded an income tax provision of $1.7 million, or an effective tax rate of 3.8% in 2003 compared to a tax provision of $4.6 million, or an effective tax rate of 41.4% in 2002. No tax benefit was recorded on the 2003 loss due to the uncertainty of realizing the benefit of the net operating losses generated during the year. In addition, as part of the provision for taxes a $1.2 million reserve was placed on existing tax assets due to the uncertainty of realizing future benefit. At December 31, 2003, a valuation allowance has been established for all net deferred tax assets. Realization is dependent upon generating sufficient taxable income in future periods. Although realization is not currently assured, in the future, should management determine that realization of these losses is more likely than not, the tax benefit will be realized and the Company’s effective tax rate will be reduced. The remaining tax provision represents various foreign and state income taxes.

Net (Loss) Income. Net loss for 2003 was $47.7 or $1.71 per diluted share, a decrease of $54.3 million, or $1.94 per diluted share, compared to net income of $6.5 million, or $.23 per diluted share, for 2002.

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

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services including training, custom software development, project management and implementation services (professional services). The majority of these revenues is from support and maintenance and are structured on a recurring revenue basis associated with installed sites in the field, while additional professional services are associated with projects related to new sales or implementation of the product.

During 2002 software support and maintenance revenue as well as hardware maintenance revenue increased due to the increase of installed sites from sales to new and existing customers. This increase was partially off set by a decline in professional services. This decline was due primarily to the completion of several large services projects in the year that were not replaced with new revenue producing projects.

Business Segment Revenues. Total revenues in the Store Systems segment decreased 2.1% to $118.5 million in 2002 from $121 million in 2001. The decline in revenue is primarily due to reduced sales to new customers due to weak economic conditions. The segment accounted for 81% of the Company’s total Revenues in 2002 compared to 91.7% in 2001. Revenues in the Enterprise Software Systems segment increased 154% to $27.7 million in 2002 from $10.9 million in 2001. The increase was primarily due to increased software license sales of the Company’s client server based back office software products that were sold on an up front license basis. The segment accounted for 19% of the Company’s total Revenues in 2002 compared to 8.3% in 2001.

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

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts excluding any development expenses related to associated revenues which are included in costs of client support, maintenance and other services. Product development expenses increased 28.8% to $14.5 million in 2002, compared to $11.2 million in 2001. This increase was due primarily to increased development costs resulting from the acquisitions of HotelTools and Breeze during 2001, as well as the reduction in capitalized software development costs during 2002. As more fully described in Note 3 to the consolidated financial statements, during 2002 the Company capitalized software development costs of $5.9 million, or 29.0% of its total product development costs, compared to $8.0 million, or 41.7%, during 2001. Product development expenses as a percentage of total revenues increased to 9.9% during 2002 from 8.5% during 2001 as product development expenses increased at a faster pace than revenues.

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

Liquidity and Capital Resources

The Company’s working capital decreased $21.7 million, or 33%, to $44.5 million at December 31, 2003 compared to $66.2 million at December 31, 2002. This decrease was due primarily to a decrease in accounts receivable of $12.6 million, or 40%, to $18.6 million at December 31, 2003 compared to $31.2 million at December 31, 2002 as cash collections exceeded revenues during 2003. Additionally, Cash and cash equivalents decreased $9.6 million, or 22% to $33.8 million at December 31, 2003 compared with $43.4 million at December 31, 2002. During 2003, the Company used $15.0 million in cash on investing activities and $335,000 in financing activities. The Company funds its business through cash generated by operations. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of such funds may be adversely affected. If the need arises, management believes that based on its current balance sheet and financial position, it would be successful in securing third-party financing which would provide an additional source of liquidity for the Company.

Cash provided by operating activities was $6.3 million and $22.5 million in 2003 and 2002, respectively. In 2003, cash provided by operating activities consisted primarily of a $17.7 million non-cash charge for the impairment of capitalized software and acquired technology, $10.6 million for the impairment of the TriYumf Asset and $6.2 million for the impairment of goodwill. These impairments are more fully described in Notes 5, 6 and 7 of the consolidated financial statements. In addition, cash provided by operating activities included a decrease in accounts receivable of $12.6 million as cash collections exceeded revenues during 2003, a decrease in inventories of $443,000, an increase in client deposits and deferred revenue of $2.5 million as client payments were received in advance of delivered goods and services and depreciation and amortization of $8.0 million. These amounts were offset by a net loss of $47.7 million, a decrease in accounts payable and accrued liabilities, net, of $3.5 million and an increase in other assets of $1.5 million. The changes in accounts payable and accrued liabilities were due to the timing of certain vendor payments. In the fiscal period 2002, cash provided by operating activities consisted primarily of net income of $6.5 million, depreciation and amortization of $10.0 million, as well as decreased inventories of $3.7 million, decreased other assets of $2.5 million, an increase in accounts payable of $4.6 million, an increase in client deposits and deferred revenue of $3.7 million and an increase in accrued liabilities of $1.5 million. These amounts were offset by an increase in accounts receivable of $10.2 million.

Cash used in investing activities during 2003 and 2002 was $15.6 million and $15.1 million, respectively. The uses of cash in investing activities during 2003 consisted primarily of purchases of property and equipment of $3.9 million and capitalized software costs of $5.5 million as well as the purchase of the TriYumf Asset and capitalized professional services costs for a total of $5.5 million. As more fully described in Note 6 of the consolidated financial statements, the Company paid Yum! Brands $4.4 million as the third installment for the source code and object code for certain back office software previously developed by Yum! Brands and capitalized approximately $620,000 in professional services costs during the fiscal period 2003. The uses of cash in investing activities for the fiscal period 2002 was due to the Company’s payment of the second installment for the purchase of the TriYumf Asset of $5.2 million, capitalized professional services costs of approximately $800,000, purchases of property and equipment of $2.7 million and capitalized software development costs of $5.9 million.

Cash of $336,000 was used in financing activities during the fiscal period 2003 due primarily to fund the Company’s purchase of common stock pursuant to its stock repurchase program for approximately $2.0 million and principal payments under capital lease obligations of approximately $491,000, offset by cash received from the exercise of stock options of approximately $836,000 and approximately $1.1 million of cash received from stock issued under the Company’s employee stock purchase plan. Cash of $2.1 million was provided by financing activities during the fiscal period 2002 due primarily to approximately $1.3 million of cash received from the exercise of employee stock options, approximately $818,000 of cash received from repayments of shareholder loans and approximately $560,000 of cash received from stock issued under the Company’s employee stock purchase plan, offset by principal payments under capital lease obligations of approximately $460,000 and approximately $196,000 used to purchase the Company’s common stock pursuant to its stock repurchase plan.

In May 2001, the Board of Directors of the Company renewed the stock repurchase program whereby the Company was authorized to repurchase up to 1.0 million shares of common stock of the Company through May 2002. During the fiscal period 2002, the Company repurchased and subsequently retired approximately 25,000 shares at prices ranging from $7.71 to $8.00 per share, for total consideration of approximately $196,000 under this program. In August 2002, the Board of Directors of the Company authorized a re-commencement of the Company’s stock repurchase program authorizing the repurchase of up to 1.0 million shares of its common stock through August 2003. The Company did not repurchase any shares under this plan in 2002. During the fiscal period 2003, the Company repurchased and subsequently retired approximately 495,000 shares at prices ranging from $5.81 to $8.16 per share, for total consideration of approximately $3.4 million under this program.

As more fully described in Note 16 of the consolidated financial statements, on October 13, 2003 the Company announced it had entered into a definitive agreement with Erez Goren, the Company’s then Co-Chairman and Co-Chief Executive Officer, in connection to the Company’s previously announced plan to split-off its enterprise software business. The transaction was subsequently completed on January 31, 2004. Under the agreement Company contributed specified assets and liabilities of the enterprise software business, together with $4.0 million in cash and assets, to a newly formed subsidiary, and then transferred all of the shares of this new company to Erez Goren in exchange for the redemption of 2.0 million shares of common stock of the Company held by Mr. Goren. The shares redeemed represented approximately 7.0% of the Company’s outstanding shares.

As more fully described in Note 16 of the consolidated financial statements, on December 15, 2003 the Company announced that it had entered into a definitive agreement to acquire Aloha Technologies, a leading provider of point-of-sale (POS) systems for the hospitality industry. On January 13, 2004 the Company completed the acquisition of substantially all of the assets of Aloha Technologies. Under the terms of the purchase agreement, the purchase price consisted of $11 million in cash, a five-year note in the principal amount of $19 million (subject to a post-closing adjustment), a one-year note in the principal amount of $1.7 million, 2,353,846 shares of restricted Radiant common stock, and the assumption of Aloha’s accounts payable, contractual obligations and certain other liabilities. The company believes that the incremental cash flow from the operations of the business unit are sufficient to fund the ongoing annual debt obligations under the agreement.

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases various equipment and furniture under a four-year capital lease agreement. The capital lease runs until March 31, 2005. Aggregate future minimum lease payments under the capital lease and non-cancelable operating leases as of December 31, 2003, and contractual obligations including the purchase of Aloha Technologies are as follows (in thousands):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
Capital Lease Obligations	$689	$551	$138	—	—
Operating Leases	39,382	5,530	9,275	8,742	15,835
Other Obligations:
Yum Brands Asset Purchase (1)	4,026	4,026	—	—	—
Aloha Technologies Acquisition (2)	34,300	14,900	10,400	8,600	400
Enterprise Divestiture (3)	8,400	7,800	600	—	—

Total Contractual Cash Obligations	$86,797	$32,807	$20,413	$17,342	$16,235

(1)	See footnote 6 of the consolidated financial statements for further explanation
(2)	See footnote 16 of the consolidated financial statements for further explanation
(3)	See footnote 16 of the consolidated financial statements for further explanation

The Company believes there are opportunities to grow the business through the acquisition of complementary and synergistic companies, products, and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue smaller non-accretive acquisitions that will shorten our time to market with new technologies. We believe the general size of cash acquisitions we would currently consider would be in the $1 million to $15 million range. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that we obtain additional equity financing. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders.

The Company believes that its cash and cash equivalents, investments in marketable securities, and funds generated from operations will provide adequate liquidity to meet our normal operating requirements, as well as to fund the above mentioned transactions that closed subsequent to year end, for at least the next twelve months.

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

Revenue Recognition

The Company’s revenue is generated primarily through software and system sales, support and maintenance, and other services. The Company recognizes revenue using the guidance from AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts (“ARB 45”), SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. Under these guidelines, the Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists; (2) delivery of the product has occurred; (3) the fee is fixed or determinable; (4) collectibility is reasonably assured; and (5) remaining obligations under the agreement are insignificant. Under multiple element arrangements, where each element is separately stated, sold and priced, the Company allocates revenues to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. The Company’s VSOE of fair value is determined based on the price charged when the same element is sold separately. If evidence of fair value does not exist for all elements in a multiple element arrangement, the Company recognizes revenue using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and finite-lived identifiable intangibles not held for sale whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

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

In accordance with SFAS No. 142 the Company evaluates the carrying value of goodwill as of January 1st of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

The Company’s software development processes and procedures determine the timing of capitalization of certain development costs. In addition, these software development processes and procedures and estimated future sales determine whether the cost is classified as development expense or cost of license fees. Management is required to use its judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

Income Taxes

The Company has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Valuation allowances related to tax accruals and assets could be impacted by changes to tax codes, changes in statutory tax rates and the Company’s future taxable income levels.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a material effect on the Company’s results of operations and financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 supersedes Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long—Lived Assets and for Long-lived Assets to Be Disposed Of (“SFAS No. 121”), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”) for the disposal of a segment of a business (as previously defined in Opinion 30). The Financial Accounting Standards Board issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The Company adopted SFAS 144 effective January 1, 2002. The adoption had no impact on the Company’s results of operations.

In November 2001, the EITF issued EITF No. 01-14, (“EITF 01-14”), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket Expenses” Incurred. EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the income statement. Historically, the Company has classified reimbursed out-of-pocket expenses as a reduction in the cost of consulting services. The Company adopted the guidance of EITF 01-14 in first quarter of 2002. For the years ended December 31, 2003 and 2002, the adoption of EITF 01-14 resulted in an increase in reported client support, maintenance and other services revenues and related costs associated with these revenues of approximately $2.2 million and $1.9 million, respectively. The Company did not reclassify amounts for 2001 as the amounts were immaterial. The impact of this adoption did not and will not affect the Company’s net income or loss in any past or future periods.

In May 2002, the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements 4, 44, 64, Amendment to FASB Statement No. 13, and Technical Corrections as of April 2002 (“SFAS No. 145”). SFAS No. 145 became effective for 2004. Management does not expect SFAS No. 145 to have a material impact on the consolidated financial statements.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which replaces EITF Issue No. 94-3, Liability Recognition for Certain

Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. The provisions of SFAS No. 146 are effective for restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 had no impact on the Company’s consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accountings and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirement of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantee issues. The adoption of FIN 45 had no impact on the Company’s consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”) which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements. The Company provides the comparative pro forma disclosures required by SFAS No. 148, however the Company will continue to account for stock compensation in accordance with APB 25.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The Company does not participate in variable interest entities.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made as part of the FASB’s Derivatives Implementation Group process, other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company’s adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, Elements of Financial Statements, as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, at the beginning of the Company’s first quarter in 2004. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents. During 2003, the weighted average interest rate on its cash balances was approximately 1.2%. A 10.0% increase or decrease in this rate would impact interest income by approximately $43,400.

Foreign Exchange

As more fully explained in Note 14 of the consolidated financial statements, the Company’s international revenues were $16.2 million, $21.6 million and $13.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in 2003, 2002 and 2001 were not material.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements are filed with this Report:

Independent Auditors’ Report

Report of Independent Public Accountants

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders of

Radiant Systems, Inc.

We have audited the accompanying consolidated balance sheets of Radiant Systems, Inc. (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. Our audits also included the 2003 and 2002 financial statement schedule listed in the index at item 15. These consolidated financial statements and financial statement schedule are the responsibility of Radiant Systems’ management. Our responsibility is to express an opinion on the 2003 and 2002 financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule of Radiant Systems, Inc. for the year ended December 31, 2001, before the inclusion of the disclosures and adjustments discussed in notes 2 and 14 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and stated that such 2001 financial statement schedule, when considered in relation to the 2001 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their reports dated February 8, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of Radiant Systems Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 and 2002 financial statement schedule, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, effective January 1, 2002, Radiant Systems, Inc. changed its method of accounting for goodwill and intangible assets to conform with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

As discussed above, the consolidated financial statements of Radiant Systems, Inc., for the year ended December 31, 2001 were audited by other auditors who have ceased operations. These consolidated financial statements have been revised as follows:

1.	As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts.

2.	As described in Note 14, the Company changed the composition of its reportable segments in 2003, and the amounts disclosed in the 2001 financial statements relating to reportable segments have been restated to conform to the 2003 composition of reportable segments. We audited the adjustments that were applied to the restated disclosures for reportable segments reflected in the 2001 financial statements. Our procedures included (1) comparing the adjustment amounts of segment revenues, operating income, and assets to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements.

In our opinion, the disclosure in Note 2 regarding the adoption of SFAS 142 and the adjustments to the reportable segments described in Note 14 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 15, 2004

THE FOLLOWING REPORTS ARE COPIES OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP

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

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia

February 8, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To Radiant Systems, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Radiant Systems, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 8, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The forgoing schedule is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/    Arthur Andersen LLP

Atlanta, Georgia

February 8, 2002

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(IN THOUSANDS, EXCEPT SHARE DATA)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,774	$43,382
Accounts receivable, net of allowances for doubtful accounts of $2,664 and $2,597 in 2003 and 2002, respectively	18,614	31,167
Inventories	13,098	13,542
Deferred tax assets	—	2,096
Other	4,688	2,026

Total current assets	70,174	92,213

PROPERTY AND EQUIPMENT, net	11,229	11,948
SOFTWARE DEVELOPMENT COSTS, net	2,844	16,969
GOODWILL, net	7,537	12,521
INTANGIBLES, net	884	2,155
TRIYUMF ASSET and OTHER LONG-TERM ASSETS	36	9,450

	$92,704	$145,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,305	$9,741
Accrued liabilities	6,559	5,271
Client deposits and deferred revenue	12,257	10,509
Current portion of capital lease obligation	524	491

Total current liabilities	25,645	26,012
CLIENT DEPOSITS AND DEFERRED REVENUES, NET OF CURRENT PORTION	—	2,994
DEFERRED TAX LIABILITY	—	880
CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION	136	660

Total liabilities	25,781	30,546

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 28,105,095 and 28,021,689 shares issued and outstanding at December 31, 2003 and 2002, respectively	0	0
Additional paid-in capital	116,480	116,752
Accumulated other comprehensive income	217	1
Accumulated deficit	(49,774)	(2,043)

Total shareholders’ equity	66,923	114,710

	$92,704	$145,256

The accompanying notes are an integral part of these consolidated balance sheets.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2003	2002	2001
REVENUES:
System sales	$47,320	$81,432	$71,268
Client support, maintenance, and other services	64,449	64,725	60,711

Total revenues	111,769	146,157	131,979

COST OF REVENUES:
System sales	28,785	43,348	38,799
Impairment of capitalized software and acquired software technology	17,626	—	—
Client support, maintenance, and other services	43,906	39,000	38,043

Total cost of revenues	90,317	82,348	76,842

GROSS PROFIT	21,452	63,809	55,137
OPERATING EXPENSES:
Product development	15,714	14,470	11,234
Sales and marketing	16,708	21,141	19,718
Depreciation and amortization	4,319	4,997	9,643
Impairment of TriYumf Asset	10,589	—	—
Impairment of goodwill	6,172	—	—
Non-recurring charges	1,179	—	1,244
General and administrative	13,377	12,791	15,056

(LOSS) INCOME FROM OPERATIONS	(46,606)	10,410	(1,758)
INTEREST INCOME, NET	605	754	1,513

(LOSS) INCOME BEFORE INCOME TAXES	(46,001)	11,164	(245)
INCOME TAX PROVISION	1,730	4,623	183

NET (LOSS) INCOME	$(47,731)	$6,541	$(428)

(LOSS) INCOME PER SHARE:
Basic (loss) income per share	$(1.71)	$0.24	$(0.02)

Diluted (loss) income per share	$(1.71)	$0.23	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,835	27,753	27,726

Diluted	27,835	28,995	27,726

The accompanying notes are an integral part of these consolidated statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(IN THOUSANDS)

	Common Stock
	Shares	Amount	APIC	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income/Loss	Total
BALANCE, December 31, 2000	27,648	$—	$16,623	$(80)	$(8,156)	$—	$108,387

Comprehensive loss:
Net loss	—	—	—	—	(428)	—	(428)
Foreign currency translation adjustment	—	—	—	—	—	$(41)	(41)

Comprehensive loss:	—	—	—	—	(428)	(41)	(469)
Issuance of common stock	25	—	287	—	—	—	287
Treasury stock purchase and retirement	(725)	—	(6,028)	—	—	—	(6,028)
Exercise of employee stock options	506	—	1,608	—	—	—	1,608
Stock issued under employee stock purchase plan	58	—	604	—	—	—	604
Issuance of employee loans	—	—	—	(818)	—	—	(818)
Amortization of deferred compensation	—	—	—	43	—	—	43
Cancellation of employee stock options	—	—	(37)	37	—	—	—

BALANCE, December 31, 2001	27,512	—	113,057	(818)	(8,584)	(41)	103,614

Comprehensive income:
Net income	—	—	—	—	6,541	—	6,541
Foreign currency translation adjustment	—	—	—	—	—	42	42

Comprehensive income:	—	—	—	—	6,541	42	6,583
Issuance of common stock	160	—	2,006	—	—	—	2,006
Treasury stock purchase and retirement	(25)	—	(196)	—	—	—	(196)
Exercise of employee stock options	318	—	1,322	—	—	—	1,322
Stock issued under employee stock purchase plan	57	—	563	—	—	—	563
Repayments of employee loans	—	—	—	818	—	—	818

BALANCE, December 31, 2002	28,022	—	116,752	—	(2,043)	1	114,710

Comprehensive loss:
Net loss	—	—	—	—	(47,731)	—	(47,731)
Foreign currency translation adjustment	—	—	—	—	—	216	216

Comprehensive loss:	—	—	—	—	(47,731)	216	(47,515)
Issuance of common stock	141	—	1,188	—	—	—	1,188
Treasury stock purchase and retirement	(495)	—	(3,443)	—	—	—	(3,443)
Exercise of employee stock options	205	—	839	—	—	—	840
Stock issued under employee stock purchase plan	232	—	1,144	—	—	—	1,145

BALANCE, December 31, 2003	28,105	$—	$116,480	$—	$(49,774)	$217	$66,923

The accompanying notes are an integral part of these consolidated statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(IN THOUSANDS)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(47,731)	$6,541	$(428)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	1,215	—	38
Impairment of capitalized software, acquired software technology and fixed assets	17,661	—	—
Impairment of TriYumf Asset	10,589	—	—
Impairment of goodwill	6,172	—	—
Depreciation and amortization	7,979	9,953	12,639
Amortization of deferred compensation	—	—	43
Changes in assets and liabilities, net of acquired entities:
Accounts receivable	12,553	(10,179)	1,657
Inventories	443	3,748	37
Other assets	(1,498)	2,490	2,577
Accounts payable	(4,832)	4,629	(8,628)
Accrued liabilities	1,287	1,536	(212)
Client deposits and deferred revenue	2,496	3,741	3,144

Net cash provided by operating activities	6,334	22,459	10,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,930)	(2,727)	(5,138)
Purchases of acquired entities, net of cash acquired	(666)	(410)	(4,525)
Purchase of software asset and capitalized professional services costs	(5,529)	(6,082)	(3,338)
Capitalized software development costs	(5,477)	(5,875)	(8,025)

Net cash used in investing activities	(15,602)	(15,094)	(21,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(2,048)	(196)	(6,028)
Exercise of employee stock options	839	1,322	1,608
Stock issued under employee stock purchase plan	1,144	564	604
Repayment of capital lease obligations and other long-term debt	(491)	(460)	(802)
Repayment (issuance) of shareholder loans, net	—	818	(818)
Other	216	45	(41)

Net cash (used in) provided by financing activities	(340)	2,093	(5,477)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,608)	9,458	(15,636)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	43,382	33,924	49,560

CASH AND CASH EQUIVALENTS, END OF YEAR	$33,774	$43,382	$33,924

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Issuance of common stock in connection with acquisition of Breeze	$1,188	$2,006	$288

Assets acquired under capital lease	$—	$—	$1,956

Cash paid for income taxes	$370	$526	$69

Cash paid for interest	$61	$92	$92

The accompanying notes are an integral part of these consolidated statements.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 2003

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Radiant Systems, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ from those estimates and assumptions.

Foreign Currency Translation

The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. dollars for financial reporting purposes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. The assets and liabilities of non-U.S. operations whose functional currencies are not in U.S. dollars are translated at the current rates of exchange, while revenues and expenses are translated at the average exchange rate for the year. The cumulative translation effects are reflected in shareholders’ equity. Gains and losses on transactions denominated in other than the functional currency of an operation were not material for all years shown in the consolidated statements of operations.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company’s revenue is generated primarily through software and system sales, support and maintenance, and other services. The Company recognizes revenue using the guidance from AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts (“ARB 45”), SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. Under these guidelines, the Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists; (2) delivery of the product has occurred; (3) the fee is fixed or determinable; (4) collectibility is reasonably assured; and (5) remaining obligations under the agreement are insignificant. Under multiple element arrangements, where each element is separately stated, sold and priced, the Company allocates revenues to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. The Company’s VSOE of fair value is determined based on the price charged when the same element is sold separately. If evidence of fair value does not exist for all elements in a multiple element arrangement, the Company recognizes revenue using the residual method. Under the residual method, a delivered element without VSOE of fair value is recognized as revenue if all undelivered elements have VSOE of fair value.

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

Subscription-based revenues

The Company offers its customers subscription pricing and hosting services for some of its products. Contracts are generally for a period of three to five years with revenue being recognized ratably over the contract period commencing, generally, when the product has been installed and training has been completed. The Company’s subscription based revenues to date have been immaterial to total revenues and are included in system sales.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue

Deferred revenue represents amounts collected prior to complete performance of professional services, customer support services, software enhancements, and significant obligations under license agreements.

Inventories

Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market. At December 31, 2003 and 2002, the Company had an inventory reserve for obsolescence of approximately $2.9 million and $1.8 million, respectively.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives of one to five years. Leasehold improvements are amortized over the terms of the respective leases or useful lives of the improvements, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and the costs of additions and improvements are capitalized. Any gain or loss from the retirement or sale of an asset is credited or charged to operations.

Property and equipment at December 31, 2003 and 2002 are summarized as follows (in thousands):

	2003	2002
Computers and equipment	$24,726	$21,034
Leasehold improvements	5,613	5,441
Purchased software	7,496	7,360
Furniture and fixtures	6,372	5,740
Land	2,517	2,517

	46,724	42,092
Less accumulated depreciation and amortization	(35,495)	(30,144)

	$11,229	$11,948

Depreciation expense for 2003, 2002 and 2001 was approximately $4.3 million, $5.4 million, and $7.6 million, respectively. In 2001, the Company wrote off approximately $1.2 million of fixed assets with a net book value of approximately $200,000 in conjunction with the closing of its Hillsboro, Oregon and Pleasanton, California office.

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

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 prescribes the accounting practices for acquired goodwill and other intangible assets. On January 1, 2002, the Company adopted SFAS No. 142. Under this new statement, the Company no longer amortizes goodwill, but instead tests goodwill for impairment on at least an annual basis. A reconciliation of previously reported net (loss) income and (loss) earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect is as follows (in thousands, except per share amounts):

	December 31, 2003	December 31, 2002	December 31, 2001
Net (loss) income:

Reported net (loss) income	$(47,731)	$6,541	$(428)
Goodwill amortization, net of tax	—	—	1,369

Adjusted net income	$(47,731)	$6,541	$941

Basic earnings (loss) per share:
Reported net (loss) income per share	$(1.71)	$0.24	$(0.02)
Goodwill amortization, net of tax	—	—	0.05

Adjusted basic earnings per share	$(1.71)	$0.24	$0.03

Diluted earnings (loss) per share
Reported net (loss) income per share	$(1.71)	$0.23	$(0.02)
Goodwill amortization, net of tax	—	—	0.05

Adjusted basic earnings per share	$(1.71)	$0.23	$0.03

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and finite-lived identifiable intangibles not held for sale whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

Software Development Costs

Capitalized software development costs consist principally of salaries and certain other expenses directly related to the development and modification of software products. Capitalization of such costs begins when a detail program or a working model has been produced as evidenced by the completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined is not more than five years. At December 31, 2003 and 2002, accumulated amortization of capitalized software development costs was $8.8 million and $10.9 million, respectively.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Internally Developed Software Costs

The Company applies the provisions of the AICPA Statement of Position 98-1 (SOP 98- 1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software.

Research, Development and Engineering Costs

Expenditures for research, development and engineering not capitalized are charged to operations as incurred.

Stock-based Compensation

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In January 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). The Company has also implemented the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123.

The following table presents pro forma net (loss) income and basic and diluted (loss) earnings per share as if compensation expense had been recognized for stock options granted, as determined under the fair value method using the Black-Scholes options pricing model, and includes the effect of shares issued under the ESPP. The weighted average Black-Scholes value per option granted in 2003, 2002 and 2001 was $5.67, $8.78 and $6.39, respectively.

	2003	2002	2001
Net (loss) income as reported	$(47,731)	$6,541	$(428)
Less: stock-based compensation expense, net of related tax effects	10,531	8,352	4,170

Pro forma net loss	$(58,262)	$(1,811)	(4,598)

Basic earnings (loss) per share — as reported	$(1.71)	$0.24	(0.02)

Diluted earnings (loss) per share — as reported	$(1.71)	$0.23	(0.02)

Basic loss per share — pro forma	$(2.09)	$(0.07)	(0.17)

Diluted loss per share — pro forma	$(2.09)	$(0.07)	(0.17)

Assumptions:
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	95.0%	95.0%	93.0%
Risk-free interest rate	3.25%	2.25%	4.50%
Expected life of option	4.5 years	4.5 years	4.0 years

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense (benefit) is generally comprised of the tax payable (receivable) for the period and the change in deferred income tax assets and liabilities during the period. A valuation allowance is created for deferred tax assets when their realizability is not considered to be more likely than not.

Net (Loss) Income Per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted-average number of shares outstanding. Diluted net (loss) income per share includes the dilutive effect of stock options. A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (in thousands):

	2003	2002	2001
Weighted average common shares outstanding	27,835	27,753	27,726
Dilutive effect of outstanding stock options	—	1,242	—

Weighted average common shares outstanding assuming dilution	27,835	28,995	27,726

For the years ended December 31, 2003, 2002 and 2001, options with an antidilutive impact of approximately 6.7 million, 2.8 million, and 4.1 million shares of common stock, respectively, were excluded from the above reconciliation.

Fair Value of Financial Instruments

The book values of cash, trade accounts receivable, trade accounts payable and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term debt was not significantly different than the stated value at December 31, 2003.

Cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

During 2003, 2002 and 2001, approximately 24.3%, 27.9% and 32.3%, respectively, of the Company’s revenues were derived from five clients. During the years ended December 31, 2003 and 2002 no client individually accounted for more than 10.0% of the Company’s total revenues. During the year ended December 31, 2001, one client individually accounted for 10.2% of the Company’s revenue.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

In fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes the rules for the reporting of comprehensive income and its components. The Company’s comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive loss for the years ended December 31, 2003 and 2001 was approximately $47.5 million and $469,000, respectively. Total comprehensive income for the year ended December 31, 2002 was approximately $6.6 million.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a material effect on the Company’s results of operations and financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 supersedes Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long—Lived Assets and for Long-lived Assets to Be Disposed Of (“SFAS No. 121”), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”) for the disposal of a segment of a business (as previously defined in Opinion 30). The Financial Accounting Standards Board issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The Company adopted SFAS 144 effective January 1, 2002. The adoption had no impact on the Company’s results of operations.

In November 2001, the EITF issued EITF No. 01-14, (“EITF 01-14”), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket Expenses” Incurred. EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the income statement. Historically, the Company has classified reimbursed out-of-pocket expenses as a reduction in the cost of consulting services. The Company adopted the guidance of EITF 01-14 in first quarter of 2002. For the years ended December 31, 2003 and 2002, the adoption of EITF 01-14 resulted in an increase in reported client support, maintenance and other services revenues and related costs associated with these revenues of approximately $2.2 million and $1.9 million, respectively. The Company did not reclassify amounts for 2001 as the amounts were immaterial. The impact of this adoption did not and will not affect the Company’s net income or loss in any past or future periods.

In May 2002, the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements 4, 44, 64, Amendment to FASB Statement No. 13, and Technical Corrections as of April 2002 (“SFAS No. 145”). SFAS No. 145 became effective for 2003. The adoption of SFAS No. 145 did not have a material impact on the consolidated financial statements.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which replaces EITF Issue No. 94-3, Liability Recognition for Certain

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. The provisions of SFAS No. 146 are effective for restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 had no impact on the Company’s consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accountings and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirement of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantee issues. The adoption of FIN 45 had no impact on the Company’s consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”) which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements. The Company provides the comparative pro forma disclosures required by SFAS No. 148, however the Company will continue to account for stock compensation in accordance with APB 25.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The Company does not participate in variable interest entities.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made as part of the FASB’s Derivatives Implementation Group process, other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company’s adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, Elements of Financial Statements, as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, at the beginning of the interim period ending September 30, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. PRODUCT DEVELOPMENT EXPENDITURES

Product development expenditures for the years ended December 31, 2003, 2002 and 2001 are summarized as follows (in thousands):

	2003	2002	2001
Total development expenditures	$21,243	$20,345	$19,259
Less amounts capitalized	5,529	5,875	8,025

Product development expense	$15,714	$14,470	$11,234

The activity in the capitalized software development account during 2003, 2002 and 2001 is summarized as follows (in thousands):

	December 31,
	2003	2002	2001
Balance at beginning of period, net	$16,969	$15,229	$9,358
Capitalized software development costs	5,529	5,875	8,025
Capitalized software costs from acquisitions (Note 4)	—	—	213
Write-off of impaired capitalized software, net of accumulated amortization (Note 7)	(16,777)	—	—
Amortization expense	(2,877)	(4,135)	(2,367)

Balance at end of period, net	$2,844	$16,969	$15,229

Amortization of capitalized software costs is included in system sales costs of revenues in the accompanying statements of operations.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. ACQUISITIONS

ICON Software Limited

On December 18, 2002 the Company purchased the software source code from ICON Software Limited (“ICON”), a provider of software solutions for the entertainment and cinema industry. The transaction included the purchase of certain software technology source code and customer lists. The purchase price consisted of approximately $410,000 in cash. Intangibles of approximately $410,000 were recorded. Pro forma results of operations for the year ended December 31, 2002 are not included, as this acquisition was not material to the Company. Prior to 2003, the intangibles related to this acquisition were being amortized over one year (See Notes 2 and 5). As more fully described in Note 5, during the second quarter of 2003, the Company wrote off the remaining unamortized portion of these intangible assets of approximately $169,000.

HotelTools, Inc.

On July 26, 2001, the Company purchased certain assets from HotelTools, Inc. (“HotelTools”), an emerging provider of enterprise software solutions for the hospitality industry including solutions to centralize all aspects of multi-property hotel operations, including hotel management, rate management, reservations and procurement. The transaction included the purchase of certain intellectual property rights, fixed assets and patents pending. The purchase price consisted of $1.8 million in cash and assumption of net liabilities of approximately $1.0. Total consideration, including approximately $100,000 in transaction costs, was $2.9 million. Intangibles of approximately $2.4 million were recorded, which prior to 2003, were being amortized over two to five years (See Notes 2 and 5). In addition, the Company hired approximately 30 former employees of HotelTools. Pro forma results of operations for the year ended December 31, 2001 are not included, as this acquisition was not material. As more fully described in Note 5, during the second quarter of 2003, the Company wrote down the intangible assets associated with HotelTools to their fair value less estimated cost to sale.

Breeze Software Proprietary Limited

On May 9, 2001, the Company acquired all the common stock of Breeze Software Proprietary Limited (“Breeze”), a leading provider of software applications for retailers in the Australian and Asia-Pacific marketplaces. The purchase price consisted of $1.7 million in cash and assumption of net liabilities of approximately $700,000. Total consideration, including approximately $400,000 in transaction costs, was $2.8 million. Goodwill of approximately $2.8 million was recorded, which was being amortized over seven years (See Notes 2 and 5). The Company may pay additional consideration of cash and/or stock if certain earnings milestones are obtained. Earnings milestones will expire in December 2004. During the fourth quarter of 2001, specified earnings milestones were obtained for the period from the purchase date through December 31, 2001. As such, the Company paid additional consideration of 25,000 shares of common stock for a total additional consideration of

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$287,500, which was allocated to goodwill. During 2003 and 2002, certain additional specified earnings milestones were obtained and the Company paid additional consideration of approximately 141,000 and 160,000 shares, respectively, of common stock for a total additional consideration of approximately $1.2 million and $2.0 million, respectively, which was allocated to goodwill. Pro forma results of operations for the year ended December 31, 2001 are not included, as this acquisition was not material to the Company.

5. GOODWILL AND OTHER INTANGIBLES, NET

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, was historically being amortized on the straight-line basis over five to seven years. On January 1, 2002, the Company adopted SFAS No. 142. Under this new statement, the Company no longer amortizes goodwill, but instead tests goodwill for impairment on at least an annual basis. The Company performed its annual impairment test as of January 1, 2004, and concluded there was no impairment.

In accordance with SFAS No. 142 the Company evaluates the carrying value of goodwill between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during 2002 in accordance with SFAS No. 142 resulted in no impairment losses.

During the second quarter of 2003, management determined that, it was more likely than not that a portion of the business, the Enterprise Software Systems business, would be sold or otherwise disposed. Management determined that the likelihood of sale did not warrant assets held for sale treatment as all the criteria for held for sale treatment were not met as prescribed under Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). However, the Company viewed the likelihood of this sale as a triggering event requiring an interim impairment test as prescribed per the guidelines in SFAS 142. As a result, the Company performed a step one impairment test to determine if the carrying value of any reporting unit including goodwill exceeded its fair value. Upon completion of this initial test, the Company determined that goodwill was potentially impaired at two of its reportable business units, Hospitality and Food Service and International, and that a step two impairment test was required. To determine whether the goodwill at these business units was impaired, the Company performed an analysis similar to that of a purchase price allocation, where the fair value of the individual tangible and intangible assets (excluding goodwill) and liabilities of the reporting units were compared to the fair value of the reporting units, with the residual amount being the fair value assigned to goodwill. The fair values of reporting units were estimated using discounted cash flows, specifically, estimating the present value of the future cash flows of the reporting units. The fair value of each of the assigned assets and liabilities was determined using either a cost, market or income approach, as appropriate, for each individual asset or liability. As a result of the foregoing, the Company determined that the goodwill at its Hospitality and Food Service business unit in the amount of $2.3 million was impaired, as well as approximately $3.9 million of goodwill at its International business unit. As such, the Company recorded a goodwill impairment charge totaling $6.2 million during the second quarter of 2003.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows (in thousands):

Balance, December 31, 2001	$10,515
Goodwill acquired	2,006

Balance, December 31, 2002	12,521
Goodwill acquired	1,188
Impairment charge of goodwill	(6,172)

Balance, December 31, 2003	$7,537

Intangible assets

A summary of the Company’s intangible assets as of December 31, 2003 and 2002 is as follows (in thousands):

	December 31, 2003	December 31, 2002
Current:
Software technology – HotelTools, net	$550	—

Long term:
Software technology – ICON	$—	$410
Software technology – HotelTools	—	2,082
Aloha acquisition costs	666	—
Other	299	560

Accumulated amortization	(81)	(897)
Total long term intangible assets, net	$884	$2,155

During the second quarter of 2003 management approved a plan to sell the HotelTools software. The software is available for immediate sale and management is actively in negotiations to sell the software in its present condition. Moreover, management expects to sell the software in the next six months. As a result of this impending sale and in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed (“SFAS No. 86”) and SFAS No. 144, the Company wrote down the assets associated with HotelTools to fair value less estimated costs to sell, and as such recorded a charge of approximately $734,000. Additionally, the Company reclassified the remaining intangible asset balance of $550,000 to other short-term assets to reflect the impending sale. As HotelTools is not a separate component of the Company, as described by SFAS 144 and as evidenced by operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company, the proposed sale of HotelTools is not treated as discontinued operations in the accompanying condensed consolidated statements of operations, as prescribed by SFAS No. 144. The Company continues to actively negotiate to sell the software.

During the second quarter of 2003, the Company determined that its investment in its acquired software technology from ICON was impaired based on management’s determination that future sales of the ICON software product would be unlikely. As a result, the Company wrote off the remaining unamortized portion of the asset of approximately $169,000.

As a result of the above impairments, the Company recorded approximately $903,000 in cost of revenues in the accompanying consolidated statements of operations.

Prior to the write-offs, the Company amortized acquired software technology over a period of no greater than five years. During the year ended December 31, 2003 and 2002, the Company recorded $435,000 and $453,000 of amortization expense, respectively, associated with such identifiable definite-lived intangible assets. Approximately $404,000 and

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$419,000 of the amortization of these assets is related to the acquired software technology and is included in system sales cost of revenues in the accompanying statements of operations for the years ended December 31, 2003 and 2002, respectively.

6. TRIYUMF ASSET AND OTHER LONG-TERM ASSETS

The components of the TriYumf Asset and other long-term assets at December 31, 2003 and 2002 is as follows (in thousands):

	December 31, 2003	December 31, 2002
Current:
TriYumf Asset and capitalized professional services costs	$620	—

Long Term:
TriYumf Asset and capitalized professional services costs	—	$9,420
Other long-term assets	$36	30

Total long term TriYumf Asset and other long-term assets	$36	$9,450

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

As part of this Agreement, the Company agreed to purchase from Yum! Brands its source code and object code for certain back office software (“TriYumf Asset”) previously developed by Yum! Brands for approximately $20.0 million, $16.5 million of which is payable in specified annual installments through December 31, 2003. The remaining $3.5 million is payable on a pro rata basis based upon Yum! Brands’ acceptance and rollout of the Enterprise Software and fulfillment of its total target client store commitment. The Company agreed to purchase the TriYumf Asset for needs analysis purposes only and has no intention to complete coding on the TriYumf Asset or incorporate the TriYumf Asset into its Enterprise Software. Furthermore, Yum! Brands is not entitled to receive royalties from sales of the Enterprise Software, and the Company is entitled to a refund of a majority of its payments from Yum! Brands should Yum! Brands not install a requisite number of sites with the Enterprise Software, as prescribed in the Agreement.

During the years ended December 31, 2003 and 2002, the Company paid Yum! Brands $4.4 million and $5.2 million, respectively, for installment payments for the purchase of the TriYumf Asset. In 2002, the Company capitalized approximately $800,000 in personnel and other costs associated with the professional services. Professional services revenues associated with these costs of approximately $1.5 million were deferred.

Although its last installment of $4.0 million was due on December 31, 2003, the Company paid Yum! Brands in January 2004. Yum! Brands agreed to this deferral and waived all penalties and additional interest expense. To date, the Company has paid Yum! Brands $16.5 million. The remaining annual installment payment was secured at December 31, 2003 by an irrevocable letter of credit secured by the Company’s accounts receivable.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to June 30, 2003, all costs associated with the purchase of the TriYumf Asset, costs of professional services work performed, as well as cash received by the Company for such professional services work, have been deferred in accordance with the provisions of EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and EITF 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. As of June 30, 2003, the Company had deferred approximately $3.7 million in professional services revenues and capitalized approximately $1.9 million in personnel costs associated with these professional services. During the third and fourth quarters ended in 2003, the Company deferred approximately $1.2 million in additional professional services revenues and capitalized approximately $620,000 in additional personnel costs associated with these professional services.

As more fully described in Note 7, at the end of the second quarter ended June 30, 2003 the Company recorded a charge of approximately $10.6 million as management determined the TriYumf Asset was impaired.

7. ASSET IMPAIRMENTS AND NON-RECURRING CHARGES

Asset impairments

During the second quarter 2003, management determined that, although not held for sale, it was more likely than not that the Enterprise Software Systems business would be sold or otherwise disposed. As such, under the provisions of SFAS No. 144, the Company was required to assess the recoverability of the assigned assets of the Enterprise Software Systems business. Among the assets assigned to the Enterprise Software Systems business were capitalized software costs associated with its web-based Enterprise Productivity Software with a balance of $14.8 million and $14.3 million at June 30, 2003 (prior to impairment) and December 31, 2002, respectively. Additionally, the Enterprise Software Systems business assets included the TriYumf Asset with a balance of $14.3 million at June 30, 2003 (prior to impairment) and $9.4 million at December 31, 2002, as well as deferred revenues associated with Yum! Brands of $3.7 million at June 30, 2003 and $3.0 million at December 31, 2002.

In accordance with the provisions of SFAS No. 86 and SFAS No. 144, the Enterprise Software Systems assets were assessed for recoverability based on either the future cash flows directly associated with the Enterprise Software Systems business as well as the estimated proceeds to be received from a sale or disposal of this business or the net realizable values of the capitalized software product. Based on the estimated future cash flows, as well as consideration of the proposed sale of the Enterprise Software Systems business, management determined that the assets were impaired and wrote the assets down to their respective fair values. Management determined that the assets were impaired based on the original offer to buy by Erez Goren, the Company’s former Co-CEO, the Enterprise Software Systems business which included the infusion of $6.0 million to $8.0 million in cash and the Company retaining the obligation to make the final payment of approximately $4.0 million to purchase the TriYumf Asset under the terms of the Yum! Brands Agreement in exchange for 2.0 million shares of the Company’s common stock valued at $6.84 on June 30, 2003. As such, management determined that both the capitalized software costs and the TriYumf Asset should be reduced to a value of $0, representing the current fair market value of the associated assets. As a result, during the second quarter of 2003, the Company recorded a charge of approximately $14.8 million relating to the impairment of the capitalized software costs, which is included in cost of revenues, as well as a charge of approximately $10.6 million relating to the impairment of the TriYumf Asset. During the third quarter ended September 30, 2003, the Company recorded an additional charge of approximately $1.4 million relating to the impairment of capitalized software costs associated with the Enterprise Software Systems business in accordance with the provisions of SFAS No. 86 based on the net realizable value. The final terms of this offer were revised (see Note 16).

The Company also recognized an asset impairment charge of approximately $530,000, in 2003, attributable to specific capitalized software assets developed for the hospitality industry. The Company performed an evaluation of the carrying value of these assets based on expected cash flows related to this software. The Company was required to reduce the carrying value of the asset and recognize an asset impairment charge because the carrying value of the assets exceeded the net realizable value.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance costs

During the second quarter 2003, in response to slower economic conditions, the Company downsized its workforce by approximately 5.0% to reduce its operating expenses and better align resources within the Company. As a result, the Company established a restructuring reserve of approximately $211,000 for purposes of employee severance. The Company has paid all amounts under this reserve and have no further liabilities related to this action as of December 31, 2003.

Lease termination fees

In January 2001, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision to close these facilities was made to reduce costs and consolidate operations at the Company’s headquarters in Alpharetta, Georgia. As a result of the closings, the Company recorded a non-recurring charge of approximately $1.2 million relating to severance and estimates of certain lease termination fees based on management’s estimation of time to re-lease the California facilities. During 2003, the Company recorded an additional non-recurring charge of approximately $1.0 million. This charge related to actual lease settlement fees associated with the closure of one of the California facilities, as well as management’s estimate of settlement fees, recorded at the minimum amount of a probable range, associated with a second California facility.

8. ACCRUED LIABILITIES

The components of accrued liabilities at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Accrued wages	$2,000	$1,698
Bonus and commissions payable	737	1,276
Other accrued liabilities	3,822	2,297

	$6,559	$5,271

9. INCOME TAXES

The following summarizes the components of the income tax provision (benefit) (in thousands):

	2003	2002	2001
Current taxes:
Federal	$—	$3,574	$—
State	69	510	—
Foreign	311	$339	221
Deferred taxes	1,350	200	(38)

Income tax provision	$1,730	$4,623	$183

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes. Reconciliation of these differences is as follows:

	2003	2002	2001
Statutory federal tax rate	(35.0)%	35.0%	(35.0)%
State income taxes, net of federal tax benefit	(5.0)	5.0	(5.0)
Foreign taxes	0.4	1.8	90.0
Meals and Entertainment	0.1	0.4	23.6
Valuation allowance on deferred tax assets	40.6	—	—
Other	2.6	(0.8)	0.7

	3.7%	41.4%	74.3%

The components of the deferred taxes as of December 31, 2003 and 2002 are as follows (in thousands):

	December 31, 2003		December 31, 2002
	Assets	Liabilities	Assets	Liabilities
Current:
Inventory reserve	$1,731	—	$1,214	—
Allowance for doubtful accounts	941	—	998	—
Other	372	—	—	$116
Valuation allowance	(3,044)	—	—	—

Total current deferred taxes	—	$—	$2,212	$116

Long term:
Net operating loss carryforward	$10,754	—	$3,732	—
Research tax credit	2,447	—	2,447	—
Foreign tax credit	708	—	369	—
Depreciation	1,147	—	2,637	—
Intangibles	8,176	—	3,224	—
Capitalized software	—	815	—	$6,741
Other	—	—	—	343
Valuation allowance	(22,417)	—	(6,205)	—

Total long term deferred taxes	$815	$815	$6,204	$7,084

At December 31, 2003 and 2002, the Company had potential tax benefits of $13.2 million and $6.2 million, respectively, related to research and development tax credits and net operating loss carryforwards for income tax purposes. Significant management judgment is required in determining whether any valuation allowance should be recorded against the Company’s net deferred tax asset. During 2003, the Company’s management determined that it was appropriate to increase the valuation allowance on certain of its deferred tax assets. A valuation allowance of $25.5 million and $6.2 million has been provided at December 31, 2003 and 2002, respectively, to offset the related deferred tax assets due to uncertainty of realizing the benefit of the loss carryforwards and tax credits. For the year ended December 31, 2003, the valuation allowance increased by $19.3 million primarily as a result of establishing allowances on the tax benefits for stock options exercised, foreign tax credits, net operating loss carryforwards and the write-down of certain intangible assets. This increase in the tax valuation allowance was determined to be appropriate in light of the added uncertainty of the market in which the Company operates and the financial results obtained during 2003. Despite the valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, the Company had federal net operating loss carryforwards of approximately $25.8 million. $10.2 million of the net operating loss carryforwards are attributable to tax deductions related to the exercise of stock options. Because stock option deductions are not recognized as an expense for financial purposes, the tax benefit for stock option deductions must be credited to additional paid-in capital. The tax losses and tax credit carryforwards (if not utilized against taxable income) expire from 2012 to 2023.

The Company does not provide US deferred income taxes on undistributed earnings of its international subsidiaries. The Company’s intention is to reinvest these earnings permanently.

10. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, equipment and certain vehicles under noncancelable operating lease agreements expiring on various dates through 2013. Total rent expense under operating leases was approximately $5.9 million, $5.3 million and $4.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. In October 2003, the Company extended one of its office leases through 2011 with an aggregate increase to the future minimum lease payments of $3.3 million. The Company leases various equipment and furniture under a four-year capital lease agreement. The capital lease runs until March 31, 2005. Aggregate future minimum lease payments under the capital lease and noncancelable operating leases as of December 31, 2003 are as follows (in thousands):

	Capital Leases	Operating Leases
2004	$551	$5,530
2005	138	4,854
2006	—	4,421
2006	—	4,376
2007	—	4,366
Thereafter	—	15,835

Total:	$689	$39,382

Less: Amount representing interest	29

Net present value of minimum lease payments	660
Less: Current portion of capital lease	524

Long-term portion of capital lease obligation	$136

Purchased Software Payments

During 2001 the Company agreed to purchase from Yum! Brands its source code and object code for certain back office software previously developed by Yum! Brands for $20.0 million, $16.5 million of which is payable in specified annual installments through December 31, 2003. The remaining $3.5 million is payable on a pro rata basis based upon Yum! Brands’ acceptance and rollout of the Radiant Radiant 6e Enterprise Productivity Suite and fulfillment of its total target client store commitment. The remaining specified annual installment payment of approximately $4.0 million was due on December 31, 2003 and was paid in January 2004. All penalties and additional interest expense were waived by Tricon. At December 31, 2003, this payment was partially secured by an irrevocable letter of credit secured by the Company’s accounts receivable.

Employment Agreements

As part of the acquisition of Breeze, the Company entered into employment agreements with two employees. Under these employment agreements, in the event the employment is terminated (other than by the employee without just cause or by the Company upon the death of the employee), the Company would be obligated to pay the employee severance at a rate equal

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equal to his base salary at the date of termination for two months in the event the Company terminates the employment with cause, and for six months in the event the Company terminates the employment without cause or on the illness, injury or incapacity of the employee, or if employee terminates the employment with just cause. The term of these agreements is indefinite.

Letters of Credit

As of December 31, 2003, the Company had outstanding letters of credit of $2.3 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

11. SHAREHOLDERS’ EQUITY

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

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2002, the Board of Directors of the Company authorized a re-commencement of the Company’s stock repurchase program authorizing the repurchase of up to 1.0 million shares of its common stock through August 2003. In 2003, the Company repurchased and subsequently retired approximately 495,000 shares at prices ranging from $5.81 to $8.16 per share, for total consideration of approximately $3.4 million. The Company did not repurchase any shares under this plan in 2002.

As of December 31, 2003, the Company has repurchased and subsequently retired approximately 1.3 million shares of its common stock, for total consideration of approximately $11.4 million under these repurchase programs.

Preferred Stock

In January 1997, the Company authorized 5,000,000 shares of preferred stock with no par value. The Company’s Board of Directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

12. EMPLOYEE BENEFITS

Stock-Based Compensations Plans

Employee Stock Purchase Plan

During 1998, the Company’s Board of Directors adopted and shareholders approved the 1998 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, an aggregate of 1,500,000 shares of common stock is reserved for purchase by qualified employees, at 85.0% of the appropriate market price. The ESPP provides that qualified employees may purchase shares at the lower of the market price in effect on the day the offering starts or the day the offering terminates. In 2003, 2002 and 2001, the Company issued approximately 232,000, 57,000 and 58,000 shares under the ESPP at an average price of $5.52, $9.92 and $11.82 per share, respectively.

Directors Stock Option Plan

During 1997, the Company’s Board of Directors adopted and shareholders approved the Non-Management Directors’ Stock Option Plan (the “Directors’ Plan”) for non-management directors of the Company, under which the Company may grant up to 150,000 options to nonemployee directors of the Company to purchase shares of the Company’s common stock. Options are granted at an exercise price, which is not less than fair value as referenced to quoted market prices. Initial grants to new directors are exercisable over three years, while annual grants are exercisable six months after the grant date. Options granted under the Plan expire ten years from the date of grant. On April 24, 2002, the Plan was amended to increase the number of options available for grant under the Plan to 300,000 shares, as well as to increase the grant to a non-employee director upon initial appointment to 25,000 from 15,000 and the yearly grant to 10,000 from 5,000. The Company granted approximately 55,000 options under the Directors’ Plan in both 2003 and 2002. At December 31, 2003 the Company has granted approximately 240,000 options under the Directors’ Plan, of which 7,500 have been exercised and none have been cancelled.

1995 Stock Option Plan

The Company’s 1995 Stock Option Plan (the “Plan”), as amended, was approved by shareholders and provides for the issuance of up to 13,000,000 incentive and nonqualified stock options to key employees. Options are granted at an exercise price which is not less than fair value as estimated by the Board of Directors and become exercisable as determined by the Board of Directors, generally over a period of four to five years. Options granted under the Plan expire ten years from the date of grant. At December 31, 2003, options to purchase 695,624 shares of common stock were

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available for future grant under the Plan. From 1995 through 2003, the Company has granted a cumulative 1,051,235 nonqualified stock options outside the Plan, of which, 539,235 have been cancelled and 279,300 have been exercised.

On October 24, 2001, the Company announced a voluntary stock option exchange program for the benefit of its employees. Under the program, employees were offered the opportunity, if they elected to cancel certain outstanding stock options previously granted to them for new stock options to be granted no earlier than May 29, 2002. On November 23, 2001, 772,810 options at an average exercise price of $21.80 were cancelled. No compensation charges were recorded. Members of the Company’s Board of Directors, executive officers, and certain other members of the senior management team were not eligible to participate in this program. On May 29, 2002, the grant date, all employees who elected to cancel options in the previous year received one new stock option for each stock option cancelled at the fair market value of $14.11.

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

Stock option activity for each of the three years ended December 31, 2003 is as follows (in thousands, except weighted average exercise price):

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	7,073	$11.31	5,405	$11.26	4,811	$13.36
Granted	1,257	6.95	2,451	11.27	2,591	10.49
Canceled	(817)	12.51	(465)	15.40	(1,491)	19.48
Exercised	(211)	4.21	(318)	4.09	(506)	3.34

Outstanding at end of year	7,302	$10.62	7,073	$11.31	5,405	$11.26

Options exercisable at end of year	3,981	$11.01	2,691	$10.73	1,721	$10.17

The following table sets forth the range of exercise prices, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date (in thousands, except weighted average price and remaining contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Of Shares	Weighted Average Exercise Price
$0.67-$4.92	829	$4.05	3.66	824	$4.05
$5.63-$7.00	2,189	6.28	8.58	985	5.80
$7.13-$9.33	1,417	8.69	7.60	573	8.19
$9.63-$15.27	1,365	12.81	8.15	475	12.69
$15.40-$45.58	1,502	20.40	6.49	1,124	21.40

Total	7,302	$10.62		3,981	$11.01

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Benefit Plan

The Company has a 401(k) profit-sharing plan (the “401(k) Plan”) available to all employees of the Company who have attained age 21. The 401(k) Plan includes a salary deferral arrangement pursuant to which employees may contribute a minimum of 1.0% and a maximum of 15.0% of their salary on a pretax basis. The Company may make both matching and additional contributions at the discretion of the Company’s Board of Directors. The Company made contributions of $0, $0 and $598,000 during 2003, 2002 and 2001, respectively.

13. RELATED-PARTY TRANSACTIONS

During 2001, five shareholders comprised of four non-officer employees and one officer, received loans in the aggregate amount of approximately $1.2 million. The loans bore interest at 5.5% and were payable in certain specified increments with final payment due April 2002. Two of these loans totaling $370,000, along with accrued interest, were paid in full during 2001. During 2002, the remaining loans, along with accrued interest, were paid in full. As of December 31, 2003 and 2002, the Company has no remaining outstanding loans to any employees or officers of the Company. Interest income recorded during 2002 and 2001 related to the notes was approximately $27,000, and $31,000, respectively.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SEGMENT REPORTING DATA

Prior to April 1, 2003, the Company operated through five primary reportable segments (i) Petroleum and Convenience Store (ii) Hospitality and Food Service (iii) Entertainment (iv) International and (v) General Retail as the Company’s product applications have historically been focused on these segments and these markets require many of the same product features and functionality. During the second quarter 2003, the Company restructured its business units and as a result, currently operates under two reportable segments, Store Systems and Enterprise Software Systems. The Store Systems segment focuses on delivering site management systems, including point-of-sale (POS), self-service kiosk, and back-office systems, designed specifically for the Company’s core vertical markets of Petroleum and Convenience Store, Food Service and Entertainment, while the Enterprise Software Systems segment focuses on delivering its web-based Radiant 6e Enterprise Productivity Software Suite including functionality such as workforce and supply chain management to the broader retail markets both within and outside the Company’s core vertical markets. All prior periods have been restated to conform to the new Store Systems and Enterprise Software Systems segments.

The Company distributes its technology both within the United States of America and internationally. The Company currently has international offices in Australia, Czech Republic, and Singapore and for the periods presented, the Company’s international revenues were approximately $16.2 million, $21.6 million and $13.4 million for the year ended December 31, 2003, 2002 and 2001, respectively.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. The Company’s management evaluates the performance of the segments based on an internal measure of contribution margin, and income and loss from operations, before certain allocated costs of development.

The summary of the Company’s operating segments is as follows (in thousands):

	For the year ended December 31, 2003			For the year ended December 31, 2002
	Store Systems	Enterprise Software Systems	Total	Store Systems	Enterprise Software Systems	Total
Revenues	$93,770	$17,999	$111,769	$118,452	$27,705	$146,157
Contribution margin	9,684	(5,011)	4,673	22,216	2,664	24,880
Product development	10,115	5,599	15,714	10,345	4,125	14,470
Impairment and other non-recurring charges	7,275	28,705	35,980	—	—	—
(Loss) income from operations	(8,858)	(37,748)	(46,606)	11,871	(1,461)	10,410
Goodwill	7,537	—	7,537	12,521	—	12,521
Other identifiable assets	75,443	9,724	85,167	112,405	32,851	145,256

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31, 2001
	Store Systems	Enterprise Software Systems	Total
Revenues	$121,017	$10,962	$131,979
Contribution margin	12,677	(1,957)	10,720
Product development	9,489	1,745	11,234
Impairment and other Non-recurring charges	930	314	1,244
Operating (loss) income	2,258	(4,016)	(1,758)
Goodwill	10,515	—	10,515
Other identifiable assets	103,012	22,150	125,162

The segment reporting data presented above may not reflect actual performance and actual asset balances had each segment been a stand-alone entity. Furthermore, the segment information may not be indicative of future performance, including the effects of the split-off transaction (See Note 16).

15. SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (unaudited)

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

	Quarter ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(In thousands, except per share data)
Revenues:
System sales	$13,661	$11,169	$11,762	$10,728
Client support, maintenance and other services	15,846	16,663	15,995	15,945

Total revenues	29,507	27,832	27,757	26,673
Cost of revenues:
System sales	8,076	7,161	6,832	6,716
Impairment of capitalized software and acquired software technology		15,724	1,367	535
Client support, maintenance and other services	11,426	11,128	10,977	10,375

Total cost of revenues	19,502	34,013	19,176	17,626

Gross (loss) profit	10,005	(6,181)	8,581	9,047
Operating expenses:
Product development	3,389	4,064	4,055	4,206
Sales and marketing	4,737	4,382	3,527	4,063
Depreciation and amortization	1,114	1,093	1,045	1,068
Impairment of TriYumf Asset	—	10,589	—	—
Impairment of goodwill	—	6,172	—	—
Lease termination and severance costs	—	211	—	—
Non-recurring charges	550	—	—	418

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

General and administrative	3,481	3,205	3,289	3,401

(Loss) Income from operations	(3,266)	(35,897)	(3,335)	(4,109)
Interest income, net	151	106	171	177

(Loss) Income before income taxes	(3,115)	(35,791)	(3,164)	(3,932)
Income tax provision	106	58	88	1,478

Net (Loss) income	$(3,221)	$(35,849)	$(3,252)	$(5,410)

(Loss) Income per share:
Basic (loss) income per share	$(0.11)	$(1.29)	$(0.12)	$(0.19)

Diluted (loss) income per share	$(0.11)	$(1.29)	$(0.12)	$(0.19)

Weighted average shares outstanding:
Basic	28,011	27,862	27,714	27,760

Diluted	28,011	27,862	27,714	27,760

	Quarter ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(In thousands, except per share data)
Revenues:
System sales	$17,128	$19,991	$19,186	$25,127
Client support, maintenance and other services	14,160	16,716	17,761	16,088

Total revenues	31,288	36,707	36,947	41,215
Cost of revenues:
System sales	7,834	10,973	10,275	14,266
Client support, maintenance and other services	8,529	9,338	10,346	10,787

Total cost of revenues	16,363	20,311	20,621	25,053

Gross profit	14,925	16,396	16,326	16,162
Operating expenses:
Product development	3,462	3,867	3,777	3,364
Sales and marketing	4,807	5,342	5,600	5,392
Depreciation and amortization	1,332	1,293	1,210	1,162
General and administrative	2,912	3,281	3,200	3,398

Income from operations	2,412	2,613	2,539	2,846
Interest income, net	205	155	185	209

Income before income taxes	2,617	2,768	2,724	3,055
Income tax provision	1,120	1,275	1,106	1,122

Net income	$1,497	$1,493	$1,618	$1,933

Income per share:
Basic income per share	$0.05	$0.05	$0.06	$0.07

Diluted income per share	$0.05	$0.05	$0.06	$0.07

Weighted average shares outstanding:
Basic	27,560	27,593	27,872	27,989

Diluted	29,006	29,376	28,917	29,143

16.	SUBSEQUENT EVENTS

Acquisition

On January 13, 2004, the Company acquired substantially all of the assets of Aloha Technologies and certain affiliated entities (collectively, “Aloha”). Aloha is a leading provider of point of sale systems for the hospitality industry. Total consideration was approximately $49 million and consisted of $11 million in cash, a five-year note in the principal amount of $19 million, a one-year note in the principal amount of $1.7 million, 2,353,846 shares of restricted common stock with a value of $6.50 per share on the date of announcement (December 15, 2003), the assumption of certain liabilities and direct expenses the Company incurred related to the acquisition. Both notes have an interest rate of prime plus 1%. The cash and debt components (including interest) will be paid over the following years: $14.9 million in 2004, $6.1 million in 2005, $4.3 million in years 2006, 2007 and 2008 and $400,000 in 2009. Aloha will be included in the Company’s consolidated results of operations and financial position beginning in the first quarter of 2004. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired based on their fair values. The valuation to determine the fair value of the net assets acquired has not been completed. Accordingly, the Company cannot estimate the values that will be assigned to goodwill and other intangible assets.

Disposition

On January 31, 2004 the Company completed a tax-free split-off of its enterprise software business, now known as BlueCube Software, to Erez Goren, the Company’s former Co-Chairman of the Board and Co-Chief Executive Officer. The split-off transaction received the approval of approximately 70% of the disinterested shareholders of Radiant at the special meeting of shareholders held on January 30, 2004. Approval of a majority of the disinterested shareholders was a condition to the closing of the transaction. Pursuant to the terms of the Share Exchange Agreement, Radiant contributed specified assets and liabilities of the enterprise software business, together with $4.0 million in cash, to the newly formed subsidiary, and then transferred all of the shares of the new company to Erez Goren in exchange for the redemption of 2.0 million shares of common stock of the Company. The shares redeemed represented approximately 7.0% of the Company’s outstanding shares. The consideration for the transaction was determined based on arms-length negotiations between the special committee of the Company’s independent directors and Mr. Goren.

Radiant has a contractual obligation for performance under certain existing customer contracts that have not been assigned to BlueCube because they require the consent of the customer (Legacy contracts). Under a Reseller and Services Agreement, BlueCube is obligated to fulfill the terms of these agreements, including providing hosting, support, maintenance and professional services. BlueCube will act as Radiant’s subcontractor, and indemnify Radiant for any losses associated with its performance or non-performance of the contract obligations. Additionally, Radiant maintains rights to access product source code and information needed to fulfill contract obligations if BlueCube fails to perform. For a limited number of existing customer contracts, Radiant and BlueCube have shared liability, which includes penalties, for a period of 18 months after January 31, 2004, based upon the revenue received by each party under the contract. For one of these contracts, milestones defined in the original contract were amended. Failure to meet these amended milestones could result in penalties and/or losses, the amount of which cannot be estimated. In management’s opinion, it is not probable that Radiant will incur penalties/losses on this contract. In addition to the initial cash included in the transaction there is approximately $4.4 million of unearned revenue that will be transferred to BlueCube. The cash for the unearned revenue will be transferred upon the assignment of customer contracts or the performance of obligations associated with Legacy contracts. Management expects the majority of this cash to be transferred over the next 18 months.

Radiant has agreed to sublease a portion of Radiant’s property, currently under an operating lease, to BlueCube. This sublease will expire concurrently with Radiant’s operating lease on the property in January 2013. BlueCube has the right to early termination beginning on January 31, 2007, and must provide Radiant with an 18 month notice that early termination will occur. Aggregate future minimum lease payments under this sublease agreement as of January 31, 2004, are approximately: $1.2 million in 2004, $1.3 million in 2005, $1.5 million for years 2006 through 2010, and a total of $3.0 million over the remaining 25 months of the lease. These amounts are included in Radiant’s operating lease disclosure at December 31, 2003 (see Note 10). In conjunction with this sublease agreement, Radiant and BlueCube entered into a right of refusal and option agreement pertaining to real property currently owned by Radiant and adjacent to the property being subleased by BlueCube. Under this agreement, BlueCube has an option to purchase the real property at a stated value, which management believes is the fair value at the time of the split-off. BlueCube has the right of refusal if Radiant obtains an offer to sell the real property to another party. The exercising of this right will result in BlueCube purchasing the real property at a price based on a formula and the third-party offer obtained by Radiant. This agreement is subordinate to a right of first refusal with a third-party.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None for the fiscal year ended December 31, 2003. The Company’s change in independent auditors for fiscal year 2002 was disclosed in the Company’s Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including our principal executive and principal accounting officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the principal executive and principal accounting officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. There have been no significant changes in our internal controls that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Code of Ethics

We are in the process of adopting a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics will be publicly available on our website at radiantsystems.com or upon request by writing to Radiant Systems, Inc., Attn: Melissa Coley, Investor Relations Director, 3925 Brookside Parkway, Alpharetta, Georgia 30022. If we make substantial amendments to our Code of Ethics or grant any waiver, including an implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

Information required by this Item is incorporated herein by reference to our proxy statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders, which proxy statement is to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

Information required by this Item is incorporated herein by reference to our proxy statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders, which proxy statement is to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item is incorporated herein by reference to our proxy statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders, which proxy statement is to be filed with the Securities and Exchange Commission.

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

Equity Compensation Plans	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Approved by shareholders:
1995 Stock Option Plan	7,069	$10.61	906
1997 Directors Stock Option Plan	233	$10.81	67
1998 Employee Stock Option Plan	—	—	954

	7,302	$10.62	1,927
Not approved by shareholders:	—	—	—

	7,302	$10.62	1,927

Item 13.	Certain Relationships and Related Transactions

Information required by this Item is incorporated herein by reference to our proxy statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders, which proxy statement is to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is incorporated herein by reference to our proxy statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders, which proxy statement is to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)

1.   Financial Statements. The following consolidated financial statements, together with the applicable reports of independent public accountants, have been filed as Item 8 in Part II of this Report:

Independent Auditors’ Report

Report of Independent Public Accountants

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended

December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the

years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended

December 31, 2003, 2002 and 2001

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

SCHEDULE II

RADIANT SYSTEMS, INC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts for the year ended (in thousands)	Balance At Beginning Of Period	Additions Charged To Operations	Deductions	Other Additions	Balance At End Of Period
December 31, 2001	$2,000	$408	$253	$72	$2,227
December 31, 2002	2,227	605	235	—	2,597
December 31 ,2003	2,597	612	545	—	2,664

3. Exhibits.

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (referred to herein as “2/97 S-1”), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (referred to herein as “6/97 S-1”), (iii) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-41291 (referred to herein as “1997 S-8”), (iv) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-62157 (referred to herein as “1998 S-8”), (v) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-62151 (referred to herein as “ESPP S-8”), (vi) the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-22065 (referred to herein as “1998 10-K”), (vii) the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the “March 2000 10-Q”) (viii) the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”), (ix) the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “March 2001 10-Q”), (x) the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “June 2001 10-Q”), (xi) the Registrant’s Form 8-K filed October 14, 2003 (the “October 14, 2003 8-K”), (xii) the Registrant’s Form 8-K filed December 16, 2003 (the “December 16, 2003 8-K”), (xiii) the Registrant’s Form 8-K filed January 23, 2004 (the “January 23, 2004 8-K”) and (xiv) the Registrant’s Form 8-K filed February 17, 2004 (the “February 17, 2004 8-K”).

Exhibit Number	Description of Exhibit

* 3. (i)	Amended and Restated Articles of Incorporation (2/97 S-1)

* 3. (ii)	Amended and Restated Bylaws (2/97 S-1)

* 4.1	Specimen Certificate of Common Stock (2/97 S-1)

*10.1	Form of License, Support and Equipment Purchase Agreement (2/97 S-1)

*10.2	Employee Stock Purchase Plan (ESPP S-8, Exhibit 10.1)

*10.3	Amended and Restated 1995 Stock Option Plan (2/97 S-1)

*10.3	Amendment No. 1 to Amended and Restated 1995 Stock Option Plan (1997 S-8)

*10.3.2	Amendment No. 2 to Amended and Restated 1995 Stock Option Plan (1998 S-8)

*10.4	Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.4.1	Amendment No. 1 to Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.4.2	Amendment No. 2 to Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.5	Lease Agreement dated November 12, 1997 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road) (1998 10-K)

*10.5.1	Amendment No. 1 to Lease Agreement dated November 12, 1997 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road) (1998 10-K)

*10.10	Software License, Support and Equipment Purchase Agreement dated May 27, 1994, as amended, by and between the Registrant and Emro Marketing Company (2/97 S-1)

*10.13	Non-Management Directors’ Stock Option Plan (6/97 S-1)

*10.14	Securities Purchase Agreement dated as of March 3, 2000 by and between Radiant Systems, Inc. and America Online, Inc. (March 2000 10-Q)

*10.15	Marketing and Development Agreement dated as of March 3, 2000 by and among Radiant Systems, Inc. America Online, Inc. and AOL Moviefone, Inc. (March 2000 10-Q)**

*10.16	Asset Purchase Agreement dated June 14, 2000 by and between Radiant Systems, Inc. and Hewlett-Packard Company and Verifone, Inc. (June 2000 10-Q)

*10.17	Amendment No. 1 to Asset Purchase Agreement dated as of June 22, 2000 by and among Radiant Systems, Inc., Hewlett-Packard Company and Verifone, Inc. (June 2000 10-Q)

*10.18	Services Agreement dated March 19, 2001 by and between Radiant Systems, Inc., America Online, Inc. and Moviefone, Inc. (March 2001 10-Q)**

Exhibit Number	Description of Exhibit

*10.19	Amendment to Marketing and Development Agreement and Stock Purchase Agreement dated as of March 19, 2001 by and among Radiant Systems, Inc., America Online, Inc. and Moviefone, Inc. (March 2001 10-Q)

*10.20	Asset Purchase and License Agreement dated June 30, 2001 by and between Radiant Systems, Inc. and Tricon Restaurant Services Group. (June 2001 10-Q)**

*10.21	Share Exchange Agreement, dated October 10, 2003, between Radiant Systems, Inc. and Erez Green (October 14, 2003 8-K)

*10.22	Asset Purchase Agreement, dated December 15, 2003, by and among Radian Systems, Inc., Aloha Technologies, Ltd. et al. (December 15, 2003 8-K)

*10.22.1	Amendment No. 1 to Asset Purchase Agreement, dated January 13, 2004 (January 23, 2004 8-K)

*10.23	Separation Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.24	Registration Rights Agreement, dated January 13, 2004 (January 23, 2004 8-K)

*10.25	Reseller and Services Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.26	Noncompetition Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Erez Goren (February 17, 2004 8-K)

*10.27	Tax Disaffiliation Agreement, dated January 31, 2004, between Radian Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.28	Employee Benefits Agreement, dated January 31, 2004, between Radian Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.29	Right of First Refusal and Purchase Option Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.30	Sublease and Facilities Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

23.2	Notice of inability to obtain consent of Arthur Andersen LLP

31.1	CEO Certification pursuant to Rule 13(a)-14 or 15(d)-14

31.2	CFO Certification pursuant to Rule 13(a)-14 or 15(d)-14

32.1	CEO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit

32.2	CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Confidential treatment has been granted for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with this rule, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

(b)	Radiant Systems, Inc. (the Company) has filed the following Current Reports on Form 8-K:

	Date of Report	Subject of Report
	December 16, 2003	Press release announcing definitive agreement to purchase the assets of Aloha Technologies

	October 31, 2003	Press release announcing financial results for the third quarter of 2003

	October 14, 2003	Announcing definitive share exchange agreement with Erez Goren in connection with plan to split off enterprise software business

	October 14, 2003	Regarding updates to financial statements

SIGNATURES

In accordance with the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Alpharetta, State of Georgia on March 15, 2004.

RADIANT SYSTEMS, INC.

By:	/s/ John H. Heyman

John H. Heyman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALON GOREN Alon Goren	Chairman of the Board and Chief Technology Officer	March 15, 2004

/s/ JOHN H. HEYMAN John H. Heyman	Chief Executive Officer and Director (principal executive officer)	March 15, 2004

/s/ MARK E. HAIDET Mark E. Haidet	Chief Financial Officer (principal financial officer)	March 15, 2004

/s/ ROBERT R. ELLIS Robert R. Ellis	Corporate Controller (principal accounting officer)	March 15, 2004

/s/ MICHAEL Z. KAY Michael Z. Kay	Director	March 15, 2004

/s/ JAMES S. BALLOUN James S. Balloun	Director	March 15, 2004

/s/ J. ALEXANDER DOUGLAS, JR. J. Alexander Douglas, Jr.	Director	March 15, 2004

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte and Touche LLP

23.2	Notice of inability to obtain consent of Arthur Andersen LLP

31.1	CEO Certification pursuant to Rule 13(a)-14 or 15(d)-14

31.2	CFO Certification pursuant to Rule 13(a)-14 or 15(d)-14

32.1	CEO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002