Form 10-K/A
period 2003-12-31
RADIANT SYSTEMS INC
filed 2004-04-29
CIK 845818

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

The following Items are amended hereby:

Item	10. Directors and Executive Officers of the Registrant.

Item	11. Executive Compensation.

Item	12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item	13. Certain Relationships and Related Transactions.

Item	14. Principal Accountant Fees and Services.

Item 10.	Directors and Executive Officers of the Registrant.

The executive officers and directors of the Company are as follows:

Name	Age	Position Held

Alon Goren	38	Chairman of the Board and Chief Technology Officer

John H. Heyman	42	Chief Executive Officer and Director

Mark E. Haidet	36	Chief Financial Officer

Andrew S. Heyman	40	Executive Vice President

Carlyle M. Taylor	50	Executive Vice President

James S. Balloun	66	Director

J. Alexander Douglas, Jr.	42	Director

Michael Z. Kay	64	Director

Executive officers are appointed by the Board of Directors of the Company and hold office at the pleasure of the Board. Executive officers devote their full time to the affairs of the Company.

Alon Goren has served as Co-Chairman of the Board and Chief Technology Officer of the Company since its inception in 1985. Mr. Goren became sole Chairman of the Board in January 2004 with the departure of Erez Goren. Mr. Goren has a B.S. in Computer Systems Engineering from Rensselaer Polytechnic Institute. He is the brother of Erez Goren. Mr. Goren is a Class I Director whose term expires in 2006.

John H. Heyman has served as Chief Executive Officer since January 2002 and as a director of the Company since June 1996. Mr. Heyman served as Chief Financial Officer from September 1995 to January 2003 and as Executive Vice President and of the Company from September 1995 to December 2001. Mr. Heyman served as Vice President and Chief Financial Officer of Phoenix Communications, Inc., a commercial printer, from March 1991 to August 1995. From 1989 to 1991, Mr. Heyman served as Vice President—Acquisitions of Forsch Corporation, a diversified manufacturing company. From 1983 to 1987, Mr. Heyman served in a variety of capacities with Arthur Andersen LLP, where he worked primarily with middle market companies and technology firms. Mr. Heyman has an MBA from Harvard Business School and a BBA degree in Accounting from the University of Georgia. He is the brother of Andrew S. Heyman. Mr. Heyman is a Class II Director whose term expires at the 2004 Annual Meeting of Shareholders.

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

Andrew S. Heyman currently serves as Radiant Systems’ Chief Operating Officer. Since joining the company in 1996, Mr. Heyman has held a variety key leadership positions including Executive Vice President & President of Radiant Systems, Inc., Vice President—Convenience Store Division, and Managing Director of the Radiant Solutions Group. Mr. Heyman served as a senior manager with Accenture (formerly Andersen Consulting) from 1987 to December 1995. He holds a M.S. degree in Computer Information Systems from Georgia State University and a B.B.A. in Finance from the University of Georgia. He is the brother of John H. Heyman.

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

James S. Balloun is the Chairman of the Board, President and Chief Executive Officer of Acuity Brands, Inc. He formerly served as Chairman of the Board and Chief Executive Officer of National Service Industries, Inc., a diversified service and manufacturing company, from February 1996 until the spin off of Acuity Brands, Inc. from National Service Industries, Inc. in December 2001, and as its President from October 1996 until the spin off of Acuity Brands. He was previously affiliated with the management consulting firm of McKinsey & Company, Inc., which he served as a Director from June 1976 until January 1996. Mr. Balloun has been a director of the Company since April 1997. Mr. Balloun is a director of Georgia Pacific Corporation and Wachovia Corporation. Mr. Balloun is a Class II Director whose term expires at the 2004 Annual Meeting of Shareholders.

J. Alexander Douglas, Jr. currently serves as Director, Vice President and Chief Customer Officer of The Coca-Cola Company. Mr. Douglas joined the Coca-Cola Company in January 1988 as district sales manager in Coca-Cola Fountain, USA and held a variety of positions with increasing responsibility. In 1994, he was named Vice President for CCE Sales & Marketing Group, and in 1988 his responsibilities included the entire North American Field Sales & Marketing Groups. After graduating from the University of Virginia in 1983, Mr. Douglas began his career at The Procter & Gamble Company working in a variety of sales and sales management positions. Mr. Douglas has been a director of the Company since August 2001. Mr. Douglas is a Class III Director whose term expires in 2005.

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

Board of Directors

The Board of Directors of the Company consists of five directors, divided into three classes, with members of each class of directors serving for staggered three-year terms. The Company’s Board of Directors has three standing committees—the Audit Committee, the Compensation Committee and the Stock Option

Committee. All of our committees are comprised solely of independent directors, consistent with the independence standards defined by the Securities and Exchange Commission and The NASDAQ Stock Market.

Each committee has the right to retain its own legal and other advisors.

The Audit Committee presently consists of James S. Balloun, J. Alexander Douglas, Jr. and Michael Z. Kay. The Audit Committee has been assigned the principal function of reviewing the internal and external financial reporting of the Company, reviewing the scope of the independent audit and considering comments by the auditors regarding internal controls and accounting procedures and management’s response to these comments. We have determined that James S. Balloun and Michael Z. Kay qualify as “audit committee financial experts,” as defined in the applicable rules of the Securities and Exchange Commission.

The Compensation Committee presently consists of James S. Balloun, J. Alexander Douglas, Jr. and Michael Z. Kay The Compensation Committee has been assigned the functions of approving and monitoring the remuneration arrangements for senior management.

The Stock Option Committee presently consists of James S. Balloun, J. Alexander Douglas, Jr. and Michael Z. Kay. The Stock Option Committee has been assigned the functions of administering the Company’s stock option plans and granting options thereunder.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than 10% of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with by such persons.

Although it is not the Company’s obligation to make filings pursuant to Section 16 of the Securities Exchange Act of 1934, the Company has adopted a policy requiring all Section 16 reporting persons to report to the Chief Executive Officer of the Company prior to engaging in any transactions in the Company’s Common Stock.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and controller. This Code of Ethics is publicly available on our website at radiantsystems.com or upon request by writing to Radiant Systems, Inc., Attn: Melissa Coley, Investor Relations Director, 3925 Brookside Parkway, Alpharetta, Georgia 30022. If we make substantial amendments to our Code of Ethics or grant any waiver, including an implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

Item 11.	Executive Compensation.

The following table presents certain information for the fiscal years ended December 31, 2003, 2002 and 2001 concerning compensation earned for services rendered in all capacities by the Company’s Chief Executive Officer, the Company’s former Co-Chief Executive Officer and the four most highly compensated other executive officers of the Company during 2003 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation Awards Securities Underlying Options(#)
		Salary($)		Bonus($)
Alon Goren Chairman and Chief Technology Officer	2003 2002 2001	$236,923 33,411 110,785	(4)	$27,090 45,000 13,012	40,000 60,000 111,010

John H. Heyman Chief Executive Officer(1)	2003 2002 2001	$236,923 35,382 118,368	(4)	$19,590 65,000 13,232	40,000 117,500 110,295

Erez Goren Former Co-Chairman and Co-Chief Executive Officer(2)	2003 2002 2001	$236,923 35,386 111,085	(4)	$24,307 45,000 13,252	0 55,000 110,230

Mark E. Haidet Chief Financial Officer(3)	2003 2002 2001	$165,769 99,313 125,129	(4)	$27,600 39,220 65,529	45,000 7,500 48,520

Andrew S. Heyman Executive Vice President	2003 2002 2001	$236,923 35,223 124,132	(4)	$37,700 109,093 13,228	40,000 40,000 110,308

Carlyle M. Taylor Executive Vice President	2003 2002 2001	$173,540 31,731 123,462	(4)	$47,045 49,338 43,846	25,000 25,000 102,050

(1)	Mr. Heyman also served as Chief Financial Officer until January 2003.
(2)	Mr. Goren served as Co-Chairman and Co-Chief Executive Officer until January 2004.
(3)	Mr. Haidet was elected as Chief Financial Officer in January 2003.
(4)	In conjunction with the Company’s efforts to reduce its operating costs, in the fourth quarter of 2001, the Company initiated a change in compensation to its senior management team, including the Named Executive Officers. Under this plan, each individual was granted a certain number of stock options in return for a specified reduction in salary compensation. During the fourth quarter of 2002, salaries previously forfeited by the Company’s senior management team, including the Named Executive Officers, were reinstated.

The following table provides certain information concerning individual grants of stock options under the Company’s stock option plans made during the year ended December 31, 2003 to the Named Executive Officers:

Option Grants in Last Fiscal Year

	Individual Grants
Name	Number of Options Granted(2)(#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($ Per Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
					5%	10%
Alon Goren	40,000	3.3%	6.75	10/15/2013	$169,801	$430,310
John H. Heyman	40,000	3.3%	6.75	10/15/2013	$169,801	$430,310
Mark E. Haidet	45,000	3.7%	6.75	10/15/2013	$191,026	$484,099
Andrew S. Heyman	40,000	3.3%	6.75	10/15/2013	$169,801	$430,310
Carlyle M. Taylor	25,000	2.1%	6.75	10/15/2013	$106,125	$268,944
Erez Goren(1)	0	0%	N/A	N/A	N/A	N/A

(1)	Erez Goren served as Co-Chairman and Co-Chief Executive Officer of the Company until January 2004.
(2)	The options granted become exercisable in equal increments over a period of four years.
(3)	The dollar amounts under these columns represent the potential realizable value of each grant of option assuming that the market price of the Company’s Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of the Company’s Common Stock.

The following table provides certain information concerning options exercised during the year ended December 31, 2003 and the value of unexercised options held by the Named Executive Officers as of December 31, 2003.

Aggregated Option Exercises in Last Fiscal Year

Name	Shares Acquired on Exercise (#)	Value Realized($)	Number of Unexercised Options at Fiscal Year End (#)			Value of Unexercised In- the-Money Options at Fiscal Year End($)(1)
			Exercisable	Unexercisable		Exercisable	Unexercisable
Alon Goren	0	0	106,010	105,000		$334,023	$110,000
John H. Heyman	0	0	217,169	148,125		216,547	110,000
Mark E. Haidet	0	0	97,895	66,874		162,579	99,000
Andrew S. Heyman	0	0	300,614	90,000		657,745	110,000
Carlyle M. Taylor	0	0	190,798	58,750		202,089	74,250
Erez Goren	0	0	103,980	61,250	(2)	238,537	44,000	(2)

(1)	Dollar values were calculated by determining the difference between the closing price of $8.40 per share of Common Stock, as reported by The Nasdaq Stock Market on December 31, 2003, and the exercise price of the options.
(2)	All of Erez Goren’s unvested stock options were terminated on January 31, 2004 with his departure from the Company.

Directors’ Fees

The Company’s present policy is not to pay any cash compensation to its directors. Each non-employee director of the Company receives an automatic grant of options to purchase 15,000 shares of Common Stock on the last business day of each fiscal year of the Company. Each non-employee director of the Company is also reimbursed for travel and other expenses incurred in connection with the performance of their duties.

In addition, all new non-employee directors of the Company receive a one-time grant of an option to purchase 25,000 shares of Common Stock at an exercise price equal to the fair market value of such stock on the date of grant, which options vest over a period of three years. All such options expire, unless previously exercised or terminated, ten years from the date of grant.

Beginning in 2004, the Audit Committee Chairman shall receive a $5,000 annual retainer.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is currently comprised of James S. Balloun, J. Alexander Douglas, Jr and Michael Z. Kay. None of the members of the Compensation Committee served as an officer or employee of the Company or any of its subsidiaries during 2003. There were no material transactions between the Company and any of the members of the Compensation Committee during 2003.

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

401(k) Profit Sharing Plan

The Company maintains a 401(k) Profit Sharing Plan (the “401(k) Plan”) which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). In general, all employees of the Company, working at least 20 hours per week, and who have attained age 21 are eligible to participate on the first of the month following their hire date. The 401(k) Plan includes a salary deferral arrangement pursuant to which participants may contribute, subject to certain Code limitations, a minimum of 1.0% and a maximum of 80.0% of their salary on a pre-tax basis (up to $12,000 per year). Subject to certain Code limitations, the Company may make both matching and additional contributions at the discretion of the Board of Directors of the Company each year. The Company made no contributions during 2003. The Company match was suspended in November, 2001. A separate account is maintained for each participant in the 401(k) Plan. The portion of a participant’s account attributable to his or her own contributions is 100% vested. Distributions from the 401(k) Plan may be made in the form of a lump-sum cash payment or in installment payments.

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

The option exercise price of incentive stock options must be at least 100% (110% in the case of a holder of 10% or more of the Common Stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Incentive stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. Options granted under the Plan typically vest over a period of four to five years. As of April 15, 2004, options to purchase 6,299,216 shares of Common Stock were outstanding pursuant to the Plan. In addition, non-qualified options to purchase 232,700 shares of Common Stock have been granted by the Company outside of the Plan and remain outstanding.

During 2003, options to purchase 190,000 shares were issued under the Plan to the Named Executive Officers. See “Executive Compensation.”

Directors Plan. The Company’s directors and shareholders have adopted the Non-Management Directors’ Stock Option Plan (the “Directors Plan”). The purpose of the Directors Plan is to secure for the Company the benefits of the additional incentive inherent in the ownership of Common Stock by non-employee directors of the Company and to help the Company secure and retain the services of such non-employee directors. The Directors Plan is intended to be a self-governing formula plan. To this end, the Directors Plan requires minimal discretionary action by any administrative body with regard to any transaction under the Directors Plan. Eligible persons under the Directors Plan are directors of the Company who are not employees of the Company or any affiliate of the Company (“Outside Directors”). A maximum of 300,000 shares of Common Stock have been reserved by the Company for issuance pursuant to options under the Directors Plan, which number is subject to adjustment in certain circumstances in order to prevent dilution or enlargement. Each Outside Director is granted an option to purchase 25,000 shares of Common Stock upon joining the Board of Directors of the Company. Thereafter, each person who is an Outside Director as of the last business day of each fiscal year during the term of the Directors Plan shall receive an option to purchase 15,000 shares of Common Stock as of such date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of April 20, 2004 by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock; (ii) each director of the Company; (iii) each Named Executive Officer (as defined herein); and (iv) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Shares Outstanding

Erez Goren(2)	3,070,280	(3)	10.72%

Alon Goren(2)	4,816,860	(4)	16.81%

John H. Heyman	590,131	(5)	2.05%

Andrew S. Heyman	401,348	(6)	1.39%

Carlyle M. Taylor	243,219	(7)	*

James S. Balloun	110,900	(8)	*

Mark E. Haidet	103,508	(9)	*

J. Alexander Douglas, Jr.	33,400	(10)	*

Michael Z. Kay	26,734	(11)	*

Credit Suisse Asset Management, LLC	3,891,050	(12)	13.63%

A. Alex Porter	1,468,326	(13)	5.14%

All directors and executive officers as a group (8 persons)	6,326,100	(14)	21.34%

*	Less than 1% of outstanding shares.
(1)	“Beneficial Ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within 60 days of April 20, 2004. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Pursuant to the Rules of the Securities and Exchange Commission, certain shares of the Company’s Common Stock that a beneficial owner has the right to acquire within 60 days pursuant to the exercise of stock options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2)	The business address of Erez Goren and Alon Goren is 3925 Brookside Parkway, Alpharetta, Georgia 30022.
(3)	Includes 103,980 shares of Common Stock subject to stock options that are currently exercisable.
(4)	Includes 121,010 shares of Common Stock subject to stock options that are currently exercisable.
(5)	Includes 246,544 shares of Common Stock subject to stock options that are currently exercisable.
(6)	Includes 310,614 shares of Common Stock subject to stock options that are currently exercisable.
(7)	Includes 197,048 shares of Common Stock subject to stock options that are currently exercisable.
(8)	Includes 73,400 shares of Common Stock subject to stock options that are currently exercisable.
(9)	Includes 102,270 shares of Common Stock subject to stock options that are currently exercisable.
(10)	Includes 33,400 shares of Common Stock subject to stock options that are currently exercisable.
(11)	Includes 26,734 shares of Common Stock subject to stock options that are currently exercisable.

(12)	Based on a Schedule 13G/A filed with the Commission on February 17, 2004 by Credit Suisse Asset Management, LLC. The Company makes no representation as to the accuracy or completeness of the information reported. The address of Credit Suisse Asset Management, LLC is 466 Lexington Avenue, New York, New York 10017.
(13)	Based on a Schedule 13G filed with the Commission on November 6, 2003 by the group of A. Alex Porter, Paul Orlin, Geoffrey Hulme, and Jonathan W. Friedland. The Company makes no representation as to the accuracy or completeness of the information reported. The address reported by the group of Mssrs. Porter, Orlin, Hulme, and Friedland is 666 5th Avenue, 34th Floor, New York, New York 10103.
(14)	Includes 1,111,020 shares of Common Stock subject to stock options that are currently exercisable.

Equity Compensation Plan Information

The following table provides disclosure of the number of securities (in thousands) to be issued upon exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, all as of December 31, 2003, aggregated into two categories—plans that have been approved by shareholders and plans that have not:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
	(in thousands)		(in thousands)
Equity Compensation Plans
Approved by shareholders:

1995 Stock Option Plan	7,069	$10.61	906
1997 Directors Stock Option Plan	233	$10.81	67
1998 Employee Stock Purchase Plan	—	—	954

	7,302	$10.62	1,927

Not approved by shareholders:	—	—	—

Total:	7,302	$10.62	1,927

Item 13.	Certain Relationships and Related Transactions.

On January 31, 2004 the Company completed a tax-free split-off of its enterprise software business, now known as BlueCube Software, to Erez Goren, the Company’s former Co-Chairman of the Board and Co-Chief Executive Officer. The split-off transaction received the approval of approximately 70% of the disinterested shareholders of Radiant at the special meeting of shareholders held on January 30, 2004. Approval of a majority of the disinterested shareholders was a condition to the closing of the transaction. Pursuant to the terms of the Share Exchange Agreement, Radiant contributed specified assets and liabilities of the enterprise software business, together with $4.0 million in cash, to the newly formed subsidiary, and then transferred all of the shares of the new company to Erez Goren in exchange for the redemption of 2.0 million shares of common stock of the Company. The shares redeemed represented approximately 7.0% of the Company’s outstanding shares. The consideration for the transaction was determined based on arms-length negotiations between Mr. Goren and the special committee of the Company’s independent directors. Mr. Goren also entered into a Noncompetition Agreement with Radiant in connection with the split-off transaction.

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

Item 14.	Principal Accountant Fees and Services.

The following table shows the aggregate fees for professional services rendered to the Company by its independent auditors, Deloitte & Touche, LLP, for the years ended December 31, 2003 and 2002, were as follows:

	2003	2002
Audit Fees (1)	$183,000	$135,000
Audit-Related Fees(2)	$49,000	$43,000
Tax Fees	—	—
All Other Fees (3)	$255,000	—

TOTAL	$487,000	$178,000

(1)	Primarily includes fees related to audits of the financial statements of the Company; reviews of financial statements and disclosures in SEC filings; and comfort letters and consents.
(2)	Primarily includes fees related to accounting consultations and reviews of Form 8-Ks in 2003; and consultation related to SEC comment letter in 2002.
(3)	Procedures related to proxy statement for the split-off of the enterprise software business (BlueCube) and due diligence related to the acquisition of Aloha Technologies.

Audit Committee Pre-Approval Policy

The services performed by the independent accountant in 2003 were pre-approved by the audit committee of our board of directors. Any requests for audit, audit-related, tax and other services must be submitted to the audit committee for specific pre-approval. Normally, pre-approval is considered at regularly scheduled meetings.

SIGNATURES

In accordance with the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT SYSTEMS, INC.

Date: April 29, 2004	By:	/s/ John H. Heyman

John H. Heyman, Chief Executive Officer