Form 10-Q
period 2004-03-31
RADIANT SYSTEMS INC
filed 2004-05-10
CIK 845818

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2004

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

The number of the registrant’s shares outstanding as of May 3, 2004 was 28,620,898

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The information contained in this report is furnished for the Registrant, Radiant Systems, Inc. (“Radiant” or the “Company”). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. The financial information presented herein should be read in conjunction with the financial statements included in the Registrant’s Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,534	$33,774
Accounts receivable, net of allowances for doubtful accounts of $2,174 and $2,664, respectively	20,328	18,614
Inventories, net	15,029	13,098
Other short-term assets	2,953	4,688

Total current assets	57,844	70,174

Property and equipment, net	9,742	11,229
Software development costs, net	1,851	2,844
Goodwill	31,375	7,537
Intangible assets, net	25,274	884
Other long-term assets	30	36

	$126,116	$92,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,888	$6,305
Accrued liabilities	11,267	6,559
Accrued contractual obligations	4,180	—
Client deposits and unearned revenue	9,944	12,257
Current portion of capital lease payments	606	524
Current portion of long-term debt due to shareholders	5,261	—

Total current liabilities	40,146	25,645

Client deposits and unearned revenue, less current portion	1,621	—
Long-term portion of capital lease payments	27	136
Long-term debt due to shareholders, less current portion	15,656	—

Total liabilities	57,450	25,781

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 28,626,519 and 28,105,095 shares issued and outstanding, respectively	0	0
Additional paid-in capital	116,293	116,480
Accumulated other comprehensive income	215	217
Accumulated deficit	(47,842)	(49,774)

Total shareholders’ equity	68,666	66,923

	$126,116	$92,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31, 2004	March 31, 2003
Revenues:
System sales	$11,890	$13,122
Client support, maintenance and other services	14,951	12,040

Total revenues	26,841	25,162

Cost of revenues:
System sales	5,309	6,846
Client support, maintenance and other services	8,645	7,738

Total cost of revenues	13,954	14,584

Gross profit	12,887	10,578

Operating Expenses:
Product development	3,472	2,214
Sales and marketing	4,518	4,363
Depreciation of fixed assets	964	899
Amortization of intangible assets	1,044	—
Non-recurring charges	—	550
General and administrative	3,606	2,852

Total operating expenses	13,604	10,878

Loss from operations	(717)	(300)

Interest and other (expense) income, net	(213)	151

Loss from continuing operations before income tax provision	(930)	(149)

Income tax provision	34	106

Loss from continuing operations	(964)	$(255)

Income (loss) from discontinued Enterprise business (Note 2):
Loss from operations of Enterprise business, net	(913)	(2,966)
Gain on disposal of Enterprise business, net	3,809	—

Income (loss) from discontinued Enterprise business, net	2,896	$(2,966)

Net income (loss)	$1,932	$(3,221)

Loss per share from continuing operations:
Basic loss per share	$(0.03)	$(0.01)

Diluted loss income per share	$(0.03)	$(0.01)

Net income (loss) per share:
Basic income (loss) per share	$0.07	$(0.11)

Diluted income (loss) per share	$0.07	$(0.11)

Weighted average shares outstanding:
Basic	28,906	28,011

Diluted	28,906	28,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,932	$(3,221)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of Enterprise business	(3,809)	—
Depreciation and amortization	2,008	2,632
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,547	9,338
Inventories	(1,867)	(1,361)
Other assets	(273)	(181)
Accounts payable	2,389	(2,720)
Accrued liabilities	2,760	1,539
Accrued contract obligations	(1,157)	—
Client deposits and deferred revenue	1,515	1,424

Net cash provided by operating activities	6,045	7,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(582)	(1,567)
Capitalized software development costs	(711)	(1,423)
Payments related to sale of Enterprise business	(4,000)	(1,567)
Acquisition of Aloha, net of cash acquired and acquisition costs	(11,121)	—
Purchase of TriYumF Asset and capitalized professional services costs	(4,026)	(4,607)

Net cash used in investing activities	(20,440)	(7,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of employee stock options	812	120
Principal payments on capital lease obligations	(156)	(120)
Principal payments on shareholder loans	(501)	—
Repurchase of common stock	—	(879)
Other	—	38

Net cash provided by (used in) financing activities	155	(841)

Decrease in cash and cash equivalents	(14,240)	(988)

Cash and cash equivalents at beginning of period	33,774	43,382

Cash and cash equivalents at end of period	$19,534	$42,394

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash transactions related to the acquisition of Aloha (Note 2):
Issuance of common stock	$15,300	$—

Long-term note payable	$21,418	$—

Cash paid for interest	$223	$18

Cash paid for income taxes	$52	$174

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Stock-Based Compensation

Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Radiant Systems, Inc. (“Radiant” or the “Company”), included herein, have been prepared on a basis consistent with the December 31, 2003 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Radiant’s Form 10-K for the year ended December 31, 2003. Radiant’s results of operations for the three months ended March 31, 2004 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying unaudited condensed consolidated financial statements of Radiant have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements, the general instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

Restatements and Reclassifications

As a result of Radiant’s disposal of its Enterprise segment and operations in the first quarter of 2004, the Company’s previously reported condensed consolidated statement of operations for the period ended March 31, 2003 has been restated to present the discontinued Enterprise segment and operations separate from continuing operations (Note 2).

Net Income (Loss)Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. In the event of a net loss, basic loss per share is the same as dilutive loss per share. For the three months ended March 31, 2004 and 2003, Radiant reported a loss from continuing operations. Therefore, basic and dilutive weighted average shares outstanding for such periods were approximately 28.9 million and 28.0 million for the three months ended March 31, 2004 and 2003, respectively.

For the three month periods ended March 31, 2004 and 2003, options to purchase approximately 6.5 million and 7.0 million shares of common stock were excluded from the above reconciliation, as the options were antidilutive for the periods then ended.

Accounting for Stock-Based Compensation

Radiant measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. As the exercise of all options granted under these plans was equal to the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in the condensed consolidated statements of operations.

In accordance with Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation— Transition and Disclosure—, an Amendment of the Financial Accounting Standards Board (“FASB”) Statement No. 123 and Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, Radiant’s pro forma option expense is computed using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Radiant’s employee stock options have characteristics significantly different from those of traded options; therefore, in the opinion of management, the Black-Scholes option pricing model generally used to comply with SFAS 148 and SFAS 123 does not necessarily provide a reliable measure of the fair value of Radiant’s options.

To comply with SFAS 148, Radiant presents the following table to illustrate the effect on the net income (loss) and earnings (loss) per share if it had applied the fair value recognition provisions of SFAS 123, as amended, to options granted under its stock-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options’ vesting period.

	Three months ended March 31
	2004	2003
Loss from continuing operations, as reported	$(964)	$(255)
Stock-based compensation expense, net of related tax effects	(1,390)	(3,387)

Pro forma net loss	$(2,354)	$(3,642)

Basic and diluted loss per share — as reported	$(0.03)	$(0.01)

Basic and diluted loss per share — pro forma	$(0.08)	$(0.13)

Net income (loss), as reported	$2,545	$(3,221)
Stock-based compensation expense, net of related tax effects	(1,390)	(3,387)

Pro forma net income (loss)	$1,155	$(7,058)

Basic and diluted income (loss) per share — as reported	$0.09	$(0.11)

Basic and diluted income (loss) per share — pro forma	$0.04	$(0.25)

Assumptions:

Expected dividend yield	0.0%	0.0%

Expected stock price volatility	94.0%	95.0%

Risk-free interest rate	3.6%	2.5%

Expected life of option	4.5 years	4.5 years

Accounting Pronouncements

On December 17, 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answer” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” The adoption of this bulletin did not have a material effect on the Company’s condensed consolidated financial statements.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, Elements of Financial Statements, as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the third quarter of 2003. The adoption of this statement did not have a material effect on the Company’s condensed consolidated results of operations and condensed consolidated balance sheet.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003). Consolidation of Variable Interest Entities (FIN) 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The Company does not participate in variable interest entities.

2. Acquisitions and Divestitures

Acquisitions

On January 13, 2004, the Company acquired substantially all of the assets of Aloha Technologies and certain affiliated entities (collectively, “Aloha”). Aloha, a privately-held company, is a leading provider of point of sale systems for the hospitality industry. The results of Aloha have been included in the condensed consolidated financial statements from the date of the acquisition.

Total consideration for the transaction was approximately $48.5 million and consisted of an $11 million cash payment, a five-year note in the principal amount of $19.7 million at an interest rate of prime plus one percent, a one-year note in the principal amount of $1.7 million at an interest rate of prime plus one percent, the issuance of 2.4 million shares of restricted common stock with a fair value of $6.50 per share on the date of announcement (December 15, 2003), and $800,000 of direct expenses Radiant incurred related to the acquisition and the assumption of certain liabilities. The transaction was accounted for using the purchase method of accounting as required by FASB Statement No. 141, “Business Combinations,” and Radiant has accordingly allocated the purchase price of Aloha based upon the fair values of the net assets acquired and liabilities assumed.

The purchase price allocation has been prepared on a preliminary basis, and reasonable changes may occur as the allocation is finalized. The intangible assets acquired were valued by independent appraisers utilizing customary valuation procedures and techniques. Goodwill and identifiable intangible assets recorded in the acquisition will be tested periodically for impairment as required by FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

(Dollars in Thousands)
Current assets	$4,594
Property, plant and equipment	618
Intangible assets	26,100
Goodwill	23,838

Total assets acquired	55,150

Current liabilities	6,583
Long-term liabilities	45

Total liabilities assumed	6,628

Purchase price	$48,522

The goodwill of $23.8 million has been assigned to the hospitality segment and is expected to be deductible for tax purposes over the next 15 years. The following is a summary of the intangible assets acquired and the weighted-average useful lives that these assets will be amortized over:

(Dollars in Thousands)	Purchased Assets	Weighted- Average Useful Lives
Core and developed technology	$10,600	3 years
Reseller network	9,200	15 years
Direct sales channel	3,600	10 years
Covenants not to compete	1,400	3 years
Trademarks and tradenames	1,300	Indefinite

Total intangible assets acquired	26,100

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods:

	For the three months ended March 31,
	2004	2003
Revenue	27,676	31,265
Loss (income) from continuing operations, after income tax	(938)	194
Loss (income) per share from continuing operations—basic	(0.03)	0.01
Loss (income) per share from continuing operations—diluted	(0.03)	0.01

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition and from increased interest expense on acquisition debt. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results.

Divestiture

On August 5, 2003, the Company announced that its Board of Directors had authorized the Company to pursue a divestment of the Company’s Enterprise Software Systems (“Enterprise”) business. On October 13, 2003 the Company announced it had entered into a definitive agreement with Erez Goren, the Company’s then Co-Chairman and Co-Chief Executive Officer, in connection with the Company’s announced plan to split-off its Enterprise business. The Board of Directors authorized and approved the divestment and the transaction, subject to shareholder approval, based on the recommendation of a special committee comprised of the Company’s independent directors.

On January 31, 2004, the Company completed a tax-free split-off of Enterprise, now known as BlueCube Software, to Erez Goren, the Company’s former Co-Chairman and Co-Chief Executive Officer. The split-off transaction received the approval of approximately 70% of the disinterested shareholders of Radiant at the special meeting of shareholders held on January 30, 2004. Approval of a majority of the disinterested shareholders was a condition to the closing of the transaction. Pursuant to the terms of the Share Exchange Agreement, Radiant contributed specified assets and liabilities of the Enterprise business, together with $4.0 million in cash, to the newly formed subsidiary, and then transferred all of the shares of the new company to Erez Goren in exchange for the redemption of 2.0 million shares of common stock of the Company, valued at $16.3 million. The shares redeemed represented approximately 7.0% of the Company’s outstanding shares. The consideration for the transaction was determined based on arms-length negotiations between the special committee of the Company’s independent directors and Mr. Goren. At the completion of this transaction, Mr. Goren resigned as Co-Chairman and Co-CEO of Radiant and as a member of the Company’s Board of Directors.

For the one month ended January 31, 2004 and the three months ended March 31, 2003, Enterprise generated revenues of approximately $1.8 million and $4.4 million, respectively, and generated a net loss of approximately $913,000 and $3.0 million, respectively. These amounts are included in discontinued operations in the condensed consolidated statement of operations. The following is a summary of asset and liabilities of the Enterprise business that were contributed to BlueCube Software, the proceeds received, and the resulting gain on disposal:

(Dollars in Thousands)
Cash	$4,000
BlueCube liabilities paid by Radiant	4,026
Payable due to BlueCube	5,337
Transaction costs paid by Radiant	1,561
Other current assets	705
Property, plant and equipment	1,723
Capitalized software	1,704

Total assets contributed	19,056

Future contractual obligations assumed by BlueCube	6,565

Redemption of 2 million shares of Radiant stock	16,300

Gain on disposal of Enterprise business, net	$3,809

Commitments and Contingencies from Divestiture

Radiant has a contractual obligation for performance under certain existing customer contracts that have not been assigned to BlueCube at Radiant’s choice or because they require the consent of the customer (Legacy contracts). Under a Reseller and Services Agreement, BlueCube is obligated to fulfill the terms of these Legacy contracts, including providing hosting, support, maintenance and professional services. BlueCube will act as Radiant’s subcontractor, and indemnify Radiant for any losses associated with its performance or non-performance of the Legacy contract obligations. Additionally, Radiant maintains rights to access product source code and information needed to fulfill Legacy contract obligations if BlueCube fails to perform. For a limited number of existing customer contracts, Radiant and BlueCube have shared liability, which includes penalties, for a period of 18 months after January 31, 2004, based upon the revenue received by each party under the contract. For one of these contracts, milestones defined in the original contract were amended. Failure to meet these amended milestones could result in penalties and/or losses, the amount of which cannot be estimated. In management’s opinion, it is not probable that Radiant will incur penalties/losses on this contract. In addition to the initial cash included in the transaction, it was agreed that approximately $5.3 million of cash previously collected by Radiant related to obligations assumed by BlueCube. Upon the assignment of the related customer contracts or the performance of obligations associated with Legacy contracts. Approximately, $1.1 million was paid during the first quarter of 2004. Management expects the majority of the remaining cash to be transferred to BlueCube over the next 12 months. The remaining liability of approximately $4.2 million is included in accrued contractual obligations in the accompanying condensed consolidated balance sheet of March 31, 2004. Radiant will continue to offer the BlueCube product line under the Reseller and Services Agreement.

Radiant has also agreed to sublease a portion of Radiant’s property, currently under an operating lease, to BlueCube. This sublease will expire concurrently with Radiant’s operating lease on the property in January 2013. BlueCube has the right to early termination beginning on January 31, 2007, and must provide Radiant with an 18 month notice that early termination will occur. Payments received from BlueCube regarding this sublease equated to approximately $200,000 during the first quarter of 2004. Aggregate future minimum lease payments under this sublease agreement as of March 31, 2004, are approximately: $1.0 million in 2004, $1.3 million in 2005, $1.5 million per year for years 2006 through 2010, and a total of $3.0 million over the remaining 25 months of the lease. In conjunction with this sublease agreement, Radiant and BlueCube entered into a right of refusal and option agreement pertaining to real property currently owned by Radiant and adjacent to the property being subleased by BlueCube. Under this agreement, BlueCube has an option to purchase the real property at a stated value, which management believes is the fair value at the time of the split-off. BlueCube has the right of refusal if Radiant obtains an offer to sell the real property to another party. The exercising of this right will result in BlueCube purchasing the real property at a price based on a formula and the third-party offer obtained by Radiant. This agreement is subordinate to a pre-existing right of first refusal with a third-party.

3. Goodwill and Other Intangibles, Net

Goodwill

In accordance with SFAS No. 142 the Company evaluates the carrying value of goodwill as of January 1st of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during 2004 in accordance with SFAS No. 142 resulted in no impairment losses. Changes in the carrying value for the three months ended March 31, 2004 is as follows:

(Dollars in Thousands)
Balance, December 31, 2003	$7,537

Goodwill acquired	23,838

Balance, March 31, 2004	31,375

Intangible assets

A summary of the Company’s intangible assets as of March 31, 2004 and December 31, 2003 is as follows (in thousands):

	March 31, 2004	December 31, 2003
Current:
Software technology – HotelTools, net	$550	$550

Long term:
Core and developed technology – Hospitality	10,600	—
Reseller network – Hospitality	9,200	—
Direct sales channel – Hospitality	3,600	—
Covenants not to compete – Hospitality	1,400	—
Trademarks and tradenames – Hospitality	1,300	—
Other	299	965

Accumulated amortization	(1,125)	(81)

Total long term intangible assets, net	$24,974	$884

During 2003 management approved a plan to sell the HotelTools software. The software is available for immediate sale and management is actively in negotiations to sell the software in its present condition. Moreover, management expects to sell the software in the next twelve months. As a result of this impending sale and in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed (“SFAS No. 86”) and SFAS No. 144, the Company wrote down the assets associated with HotelTools to fair value less estimated costs to sell. Additionally, the Company reclassified the remaining intangible asset balance of $550,000 to other short-term assets to reflect the impending sale. As HotelTools is not a reportable segment of the Company, as evidenced by operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company, the proposed sale of HotelTools is not treated as discontinued operations in the accompanying condensed consolidated statements of operations, as prescribed by SFAS No. 144. The Company continues to actively negotiate to sell the software.

Over the next five years ending on March 31st, amortization expense will be approximately $5 million in 2005 and 2006, $4 million in 2007, and $1 million in 2008 and 2009.

4. Notes Payable to Shareholders

The following is a summary of the promissory notes entered into with the previous shareholders of Aloha in connection with the Company’s purchase of Aloha (Note 2) on January 13, 2004:

(Dollars in Thousands)	2004
Promissory note bearing interest based on the prime rate plus one percent. All principal and interest are due on January 13, 2005	$1,700

Promissory note bearing interest based on the prime rate plus one percent and being paid in sixty equal installments of principal and interest	19,217

Balance, March 31, 2004	20,917

Interest expense on these notes was $223,000 for the three month period ended March 31, 2004.

Approximate maturities of notes payable are as follows for the following 12-month periods subsequent to March 31, 2004:

(Dollars in Thousands)
2005	$5,261
2006	3,798
2007	3,992
2008	4,196
2009	3,670

Balance, March 31, 2004	20,917

5. Non-Recurring Charges

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

6. Segment Reporting Data

Prior to January 1, 2004, the Company operated through two primary reportable segments: Store Systems and Enterprise Software Systems. During the first quarter of 2004, the Company disposed of the Enterprise Software Systems segment and, as a result, restructured its business units into segments. The Company currently operates in three primary segments (i) Petroleum and Convenience Retail (ii) Hospitality and (iii) Entertainment. Each segment focuses on delivering site management systems, including point-of-sale (“POS”), self-service kiosk, and back-office systems, designed specifically for each of the core vertical markets. All prior periods have been restated to conform to the new segments.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. The Company’s management evaluates the performance of the segments based on an internal measure of contribution margin, or income and loss from operations, before certain allocated costs of development. The Company accounts for intersegment sales and transfers as if the sales or transfers were to unrelated parties at current market prices.

The summary of the Company’s operating segments is as follows (in thousands):

	For the three months ended March 31, 2004
	Petroleum/ Convenience Retail	Hospitality	Entertainment	All Other	Total
Revenues	$11,226	$9,845	$4,838	$932	$26,841
Amortization expense	—	1,044	—	—	1,044
Product development	1,004	913	456	4	2,377
Contribution margin	3,294	(42)	1,696	490	5,438
Goodwill	5,276	23,838	2,261	—	31,375
Other identifiable assets	13,538	38,012	3,893	1,062	56,505

	For the three months ended March 31, 2003
	Petroleum/ Convenience Retail	Hospitality	Entertainment	All Other	Total
Revenues	$14,754	$4,567	$5,549	$292	$25,162
Product development	1,445	538	231	—	2,214
Non-recurring charges	—	550	—	—	550
Contribution margin	4,812	(1,786)	2,071	(135)	4,962
Goodwill	10,030	2,252	239	—	12,521
Other identifiable assets	15,843	21,599	3,238	17,159	57,839

The reconciliation of contribution margin to net income (loss) is as follows:

	March 31, 2004	March 31, 2003
Contribution margin for reportable segments	$5,438	$4,962
Central corporate expenses unallocated	(6,402)	(5,217)
Loss from operations of Enterprise business	(913)	(2,966)
Gain on disposal of Enterprise business	3,809	—

Net income (loss)	$1,932	$(3,221)

The reconciliation of other identifiable assets to total assets is as follows:

	March 31, 2004	March 31, 2003
Other identifiable assets for reportable segments	$56,505	$57,839
Goodwill for reportable segments	31,375	12,521
Central corporate assets unallocated	38,236	71,075

Total Assets	$126,116	$141,435

The Company distributes its technology both within the United States of America and internationally. The Company currently has international offices in Australia, Spain, Czech Republic, and Singapore. Revenues derived from international sources were approximately $3.8 million and $2.6 million for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004 and 2003, the Company had international identifiable assets of approximately 7.6 million and 6.2 million, respectively.

The segment reporting data presented above may not reflect actual performance and actual asset balances had each segment been a stand-alone entity. Furthermore, the segment information may not be indicative of future performance. Certain reclassifications have been made to prior quarter financial statements to conform to the current quarter presentation.

7. Subsequent Event

On April 14, 2004, the Company acquired substantially all of the assets of E Needs, Inc. E Needs is engaged in the business of developing, marketing, licensing and selling software services and hardware in the movie-theatre circuit and related financial management marketplaces. Total consideration was approximately $600,000 and consisted of $300,000 in cash and 46,133 shares of our common stock with a value of $6.50 per share based on the 10-day average stock price on the date of announcement (March 18, 2004). Other incentives totaling approximately $1.6 million will be paid out if certain financial and operational targets are met. E Needs, Inc. will be included in the Company’s consolidated results of operations and financial position beginning in the second quarter of 2004. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired based on their fair values. The valuation to determine the fair value of the net assets acquired has not been completed. Accordingly, the Company cannot estimate the values that will be assigned to goodwill and other intangible assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of retail technology focused on the development, installation and delivery of solutions for managing site operations of retail and food service businesses. Our point-of-sale and back office technology is designed to enable businesses to deliver exceptional client service while improving profitability. We offer a full range of products that are tailored to specific retail and food service market needs including hardware, software and professional services. The Company offers best-of-breed solutions designed for ease of integration in managing site operations enabling operators to improve customer service while reducing costs and increasing revenues. We believe our approach to site operations is unique in that our product solutions enable retailers to execute innovative consumer strategies that drive top line growth with a quick return on investment.

The Company operates primarily through three reportable segments (i) Petroleum and Convenience Retail (ii) Hospitality and (iii) Entertainment. Prior to this reporting period, the Company operated primarily through the Store Systems segment and the Enterprise Software Systems segment. The current business segments were implemented subsequent to the disposition of the Enterprise Software Systems segment to reflect our renewed focus on the Company’s vertical market strategy.

Significant Trends and Developments in the Business

Economic Conditions

The Company has experienced both direct and indirect impacts from declining global economic conditions over the past three years. The retail industry has remained cautious of investment in information technology during difficult economic times which has resulted in reduced budgets and spending. This has impacted us through reduced revenues, elongated selling cycles, delay in product implementation, and increased competitive margin pressure. While these impacts have occurred in recent periods, the longer term impact has been on technology spending habits. We believe that general economic conditions are showing definite signs of improvement; however, we also recognize that buying patterns have changed. Demand has shifted from large scale enterprise wide investments to more targeted investments with quicker deployment requirements. As a result, we expect our revenue base to shift from primarily large dollar purchases by a limited number of customers to a mix of smaller sized purchases by an increased number of customers in a given period. In addition, pricing has been cut by various competitors creating the potential for long-term reductions in product margins. Our expectations for future periods are based on our current view that the major global markets are experiencing an improvement in economic conditions. Given the uncertain nature of the economic environment, these trends could change quickly and have a direct impact on the results of the Company.

Changes in Business Performance

Beginning in the first quarter ended March 31, 2003 and continuing through the year, the Company experienced a decline in revenues and reported operating losses. The Company attributes this decline to slower than anticipated acceptance and implementations of the Radiant 6e Enterprise Productivity Suite by both new and existing clients as well as the global economic downturn and the resulting delay in purchases by new and existing clients. In response to these conditions, during the latter part of the first quarter and through the second quarter of 2003, the Company, in addition to other measures, downsized its personnel by approximately 5.0% in order to reduce its operating costs. During the second quarter of 2003, the Company established a restructuring reserve of approximately $211,000 for purposes of employee severance related to the downsizing of the Company’s workforce. The Company paid all amounts under this reserve by the end of the second quarter 2003 and had no further liabilities related to this action.

Disposition of the Enterprise Software Systems Segment

On October 13, 2003 the Company announced it had entered into a definitive agreement with Erez Goren, the Company’s then Co-Chairman and Co-Chief Executive Officer, in connection with the Company’s previously announced plan to split-off its enterprise software business. The Board of Directors authorized and approved the transaction based on the recommendation of a special committee comprised of the Company’s independent directors. On January 30, 2004 the split-off transaction received the approval of approximately 70% of the disinterested shareholders of Radiant at the special meeting of shareholders on that date and the transaction was completed as of January 31, 2004. Radiant contributed specified assets and liabilities of the enterprise software business, together with $4.0 million in cash, to a newly formed subsidiary, and then transferred all of the shares of this new company to Erez Goren in exchange for the redemption of 2.0 million shares of common stock of the Company held by Mr. Goren. The shares redeemed represented approximately 7.0% of the Company’s outstanding shares. Under certain customer agreements Radiant has retained the obligation to perform contract obligations that have been subcontracted to the new company. As further described in note 2 to the consolidated financial statements, the separation agreement provides for a shared liability for contract claims of specified contracts over the initial 18 month term of the separation. Management does not believe that liabilities under these agreements are likely but they do represent a potential risk for the Company. The Company believes that the disposition of the Enterprise Software Systems segment will materially improve the Company’s near term profits and cash flow while preserving the opportunity to sell and market the Enterprise Productivity Software Suite through a reseller agreement with the new company.

The Company reported a gain on the disposition of the Enterprise Software Systems segment of $3.8 million as further described in note 2. The operating revenues and expenses through January 31, 2004 for the Enterprise Software Systems segment are reported as a net loss of $913,000 in discontinued operations on the consolidated income statement as further described in note 2.

Acquisition of Aloha Technologies, Ltd.

On December 15, 2003 the Company announced that it had entered into a definitive agreement to acquire Aloha Technologies, a leading provider of point-of-sale (POS) systems for the hospitality industry. The new division is expected to be one of the premier technology providers for the hospitality industry, with key personnel from both Radiant and Aloha continuing to serve the industry. With this expansion, Radiant intends to greatly enhance its presence in the hospitality industry, offering comprehensive solutions from advanced POS systems to self-service kiosks, customer loyalty systems, and integrated back-office solutions. With proven experience in large-scale enterprise deployments and an expansive reseller channel, Radiant will be well positioned to offer the leading solution for quick-service, table-service, and contract food service operators, from the largest multi-national chains to single-site businesses. On January 13, 2004 the Company completed the acquisition of substantially all of the assets of Aloha Technologies for approximately $49 million. Under the terms of the purchase agreement, the purchase price consisted of $11 million in cash, a five-year note in the principal amount of approximately $20 million (subject to a post-closing adjustment), a one-year note in the principal amount of $1.7 million, 2,353,846 shares of restricted Radiant common stock at a market price of $6.50 on the announcement date, and the assumption of Aloha’s accounts payable, contractual obligations and certain other liabilities. Management anticipates the acquisition to be accretive and for the future cash flows to support the cash requirements of the notes associated with the transaction.

The Company recorded goodwill of $23.8 million related to the acquisition and intangible assets of $26.1 million as further described in note 2 to the Company’s condensed consolidated financial statements.

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003

System Sales. The Company derives a significant portion of its revenues from sales and licensing fees of its point-of-sale hardware, software and site management software solutions. System sales declined throughout 2003 due to decreased demand but have improved for the three months ended March 31, 2004 (“the first quarter”). Systems sales for the first quarter of 2004 were $11.9 million a decrease of 9.4% from the same period in 2003, and an increase of 10.8% over the prior three month period ended December 31, 2003. The year over year reduction was primarily due to a reduced level of hardware sales during a new product transition that was partially off-set by increased software sales from the addition of Aloha. Management anticipates the period over period system sales to continue to improve based on the acquisition of Aloha Technologies and improved demand in the Company’s other core markets.

Client Support, Maintenance and Other Services. The Company also derives significant revenues from client support, maintenance and other services including training, custom software development, project management and implementation services (professional services). The majority of these revenues is from support and maintenance and is structured on a recurring revenue basis associated with installed sites in the field, while additional professional services are associated with projects related to new sales or implementation of products. During the first quarter of 2004, client support, maintenance, and other services increased to $15.0 million an increase of 24.2% over the same period in 2003. This increase is primarily due to the addition of software support and maintenance from Aloha, partially off-set by a reduction in professional services and hardware maintenance.

Cost of System Sales. Cost of system sales consists primarily of hardware and peripherals for site-based systems, amortization of software costs and labor. All costs, other than amortization, are expensed as products are shipped, while software amortization is expensed at the greater of straight line amortization or proportion to sales volume. Cost of system sales for the first quarter of 2004 was $5.3 million a decrease of 29.0% from the same period in 2003. This decrease was primarily attributable to reduced hardware sales in the period. Cost of system sales as a percentage of system revenues decreased to 44.7% in the period from 52.2% in the same period of 2003. This decrease was due primarily to a greater proportion of high margin software in the sales mix.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations. Cost of client support, maintenance and other services increased 11.7% to $8.6 million during the first quarter of 2004 from $7.7 million for the same period in 2003. The increased costs were primarily due to the Aloha acquisition and partially offset by a reduction in professional services staff which was in line with reduced revenue. Cost of client support and maintenance and other services as a percentage of system revenues decreased to 57.8% in the period from 64.3% in the same period of 2003. This decrease was due primarily to a reduction of unfunded and fixed fee consulting projects as well as improved help desk efficiencies.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts excluding any development expenses related to associated revenues which are included in costs of client support, maintenance and other services. During the first quarter of 2004, product development expenses increased 56.8% to $3.5 million from $2.2 million for the first quarter of 2003. This increase was primarily due to the acquisition of Aloha and the associated product development expense as well as additional product development initiatives that were started in late 2003. During the period, the Company recorded capitalized software development costs of approximately $450,000, or 11.5% of its total product development costs, as compared to approximately $276,000, or 11.1% of its total product development costs for the same period in 2003. Product development expense as a percentage of total revenues increased to 12.9% in the period, compared to 8.8% in the same period of 2003.

Sales and Marketing Expenses. Sales and marketing expenses increased 3.6% to $4.5 million during the first quarter 2004 from $4.4 million in 2003, due primarily to the addition of Aloha Technologies partially offset by reductions that were made in 2003. Sales and marketing expenses as a percentage of total revenues decreased to approximately 16.8% for the period compared to 17.3% in the same period in 2003.

Depreciation and Amortization. Depreciation and amortization expenses increased 123% to $2 million during the first quarter 2004 compared to $900,000 for the same period in 2003 due primarily to the addition of $1 million of intangible asset amortization related to the Aloha acquisition. Depreciation and amortization as a percentage of total revenues increased to 7.5% for the first quarter of 2004 from 3.6% in the same period in 2003.

General and Administrative Expenses. General and administrative expenses increased 26.4% during the first quarter 2004 to $3.6 million from $2.9 million during the same period in 2003. This increase was due primarily to the acquisition of Aloha and increased professional services fees associated with financial statement audit and compliance activities. General and administrative expenses as a percentage of total revenues were 13.4% and 11.3% for the first quarter of 2004 and 2003, respectively.

Interest Expense, Net. Net interest expense was $213,000 during the first quarter of 2004, compared to net interest and other income of $151,000 for the same period in 2003. The Company’s net interest expense includes interest income derived from the investment of its cash and cash equivalents, less interest expense incurred on its long-term debt. The increase in net interest expense resulted from a reduced balance of cash and investments as well as the addition of long term notes payable associated with the acquisition of Aloha Technologies.

Liquidity and Capital Resources

The Company’s working capital decreased $26.8 million, or 60.3%, to $17.7 million at March 31, 2004 compared to $44.5 million at December 31, 2003. This decrease was due primarily to cash outflows and accrued liabilities of $9.6 million associated with the disposition of the Enterprise business and cash and notes of $11.7 million associated with the acquisition of Aloha Technologies. The Company funds its business through cash generated by operations. Cash provided by operating activities during the period was $6.3 million compared to $7.5 million during the same period in 2003. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases various equipment and furniture under a four-year capital lease agreement. The capital lease runs until March 31, 2005. Aggregate future minimum lease payments under the capital lease and non-cancelable operating leases as of March 31, 2004 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
Capital Lease Obligations	$681	$648	$33	—	—
Operating Leases	37,685	5,327	8,880	8,732	14,746
Other Obligations:
Notes Payable - Aloha Technologies Acquisition (1)	20,908	5,261	7,790	7,866	—
Enterprise Divestiture (2)	4,200	4,200	—	—	—

Total Contractual Cash Obligations	$63,474	$15,436	$16,703	$16,598	$14,746

(1)	See footnote 4 of the condensed consolidated financial statements for further explanation
(2)	See footnote 2 of the condensed consolidated financial statements for further explanation

The Company believes there are opportunities to grow the business through the acquisition of complementary and synergistic companies, products, and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue smaller non-accretive acquisitions that will shorten our time to market with new technologies. We believe the general size of cash acquisitions we would currently consider would be in the half-million to $15 million range. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that we obtain additional equity financing. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders.

The Company believes that its cash and cash equivalents, investments in marketable securities, and funds generated from operations will provide adequate liquidity to meet our normal operating requirements, as well as fund the above obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents. During the first quarter 2004, the weighted average interest rate on its cash balances was approximately 0.97%. A 10.0% decrease in this rate would have impacted interest income by approximately $3,010, during the first quarter 2004.

The Company is exposed to market risks related to interest rate changes, as a result of the promissory notes entered into with the previous shareholders of Aloha in connection with the Company’s purchase of Aloha on January 13, 2004. See notes 2 and 4 to the Company’s condensed consolidated financial statements. On March 31, 2004, borrowings of $1.7 million were outstanding under the promissory note, due on January 13, 2005, bearing interest based on the prime rate plus one percent and borrowings of $19.2 million were outstanding under the promissory note bearing interest based on the prime rate plus one percent and being paid in sixty equal installments of principal and interest. A one percent change in the prime rate would result in a change in interest expense for the Company of approximately $200,000 on an annual basis. No action has been taken to cover interest rate market risk and we are not a party to any interest rate market risk management activities

As more fully explained in Note 6 of the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $3.8 million and $2.6 million during the three months ended March 31, 2004 and 2003, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effects of foreign exchange rate fluctuations on the Company results of operations and financial position during the first quarter 2004 and 2003 were not material.

Item 4. Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. There have been no significant changes in our internal controls that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The 12,717,907 shares of common stock that voted for the transaction represented approximately 70% of the total amount of disinterested shares issued and outstanding and entitled to vote at the special meeting. Approval of a majority of the shares held by disinterested shareholders was a condition to the closing of the transaction.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

(i) On March 29, 2004, the Company filed a Current Report on Form 8-K/A amending the report on Form 8-K filed on January 23, 2004 regarding the acquisition of substantially all of the assets of Aloha Technologies.

(ii) On February 27, 2004, the Company furnished a Current Report on Form 8-K regarding the press release announcing the Company’s financial results for the year ended December 31, 2003.

(iii) On February 17, 2004, the Company furnished a Current Report on Form 8-K regarding the completion of the split-off of its enterprise software business.

(iv) On January 23, 2004, the Company furnished a Current Report on Form 8-K regarding the completion of the acquisition of substantially all of the assets of Aloha Technologies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC

Dated: May 10, 2004	By:	/s/ Mark E. Haidet
Mark E. Haidet,
Chief Financial Officer
(Duly authorized officer and principal financial officer)