Form 10-Q
period 2004-06-30
RADIANT SYSTEMS INC
filed 2004-08-09
CIK 845818

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2004

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

The number of the registrant’s shares outstanding as of August 3, 2004 was 28,822,968.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,083	$33,774
Accounts receivable, net of allowances for doubtful accounts of $2,796 and $2,664, respectively	23,771	18,614
Inventories, net	16,966	13,098
Other short-term assets	2,072	4,688

Total current assets	56,892	70,174
Property and equipment, net	9,431	11,229
Software development costs, net	2,401	2,844
Goodwill	31,564	7,537
Intangible assets, net	24,593	884
Other long-term assets	32	36

	$124,913	$92,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,507	$6,305
Accrued liabilities	9,898	6,559
Accrued contractual obligations	2,564	—
Client deposits and unearned revenue	9,464	12,257
Current portion of capital lease payments	493	524
Current portion of long-term debt due to shareholders	5,425	—

Total current liabilities	39,351	25,645
Client deposits and unearned revenue, less current portion	1,574	—
Long-term portion of capital lease payments	—	136
Long-term debt due to shareholders, less current portion	14,689	—

Total liabilities	55,614	25,781
Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 28,822,968 and 28,105,095 shares issued and outstanding, respectively	0	0
Additional paid-in capital	117,195	116,480
Accumulated other comprehensive income	145	217
Accumulated deficit	(48,041)	(49,774)

Total shareholders’ equity	69,299	66,923

	$124,913	$92,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
System sales	$16,429	$9,405	$27,892	$22,527
Client support, maintenance and other services	15,895	13,140	31,273	25,180

Total revenues	32,324	22,545	59,165	47,707
Cost of revenues:
System sales	7,848	5,798	13,157	12,644
Impairment of capitalized software and acquired software technology	—	903	—	903
Client support, maintenance and other services	9,828	8,048	18,473	15,786

Total cost of revenues	17,676	14,749	31,630	29,333

Gross profit	14,648	7,796	27,535	18,374

Operating Expenses:
Product development	3,193	2,508	6,665	4,722
Sales and marketing	4,534	3,645	9,052	8,008
Depreciation of fixed assets	895	884	1,859	1,783
Amortization of intangible assets	1,282	—	2,326	—
Non-recurring charges	—	211	—	761
General and administrative	4,476	2,521	8,082	5,373

Total operating expenses	14,380	9,769	27,984	20,647

Income (loss) from operations	268	(1,973)	(449)	(2,273)
Interest and other (expense) income, net	(222)	106	(434)	257

Income (loss) from continuing operations before income tax provision	46	(1,867)	(883)	(2,016)
Income tax provision	62	58	97	164

Loss from continuing operations	(16)	(1,925)	(980)	(2,180)

(Loss) income from discontinued Enterprise business (Note 2):
Loss from operations of Enterprise business, net	—	(33,924)	(913)	(36,890)
(Loss) gain on disposal of Enterprise business, net	(183)	—	3,626	—

(Loss) income from discontinued Enterprise business, net	(183)	(33,924)	2,713	(36,890)

Net (loss) income	$(199)	$(35,849)	$1,733	$(39,070)

Loss per share from continuing operations:
Basic loss per share	$0.00	$(0.07)	$(0.03)	$(0.08)

Diluted loss income per share	$0.00	$(0.07)	$(0.03)	$(0.08)

Net (loss) income per share:
Basic (loss) income per share	$(0.01)	$(1.29)	$0.06	$(1.40)

Diluted (loss) income per share	$(0.01)	$(1.29)	$0.06	$(1.40)

Weighted average shares outstanding:
Basic	28,778	27,862	28,842	27,934

Diluted	28,778	27,862	28,842	27,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(in thousands)

(Unaudited)

	Common Stock		APIC	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE, December 31, 2003	28,105	—	116,480	(49,774)	217	66,923

Comprehensive income:
Net income	—	—	—	1,733	—	1,733
Foreign currency translation adjustment	—	—	—	—	(72)	(72)

Comprehensive income:	—	—	—	1,733	(72)	1,661
Issuance of common stock	2,400	—	15,600	—	—	15,600
Treasury stock purchase and retirement	(2,000)	—	(16,300)	—	—	(16,300)
Exercise of employee stock options	257	—	1,161	—	—	1,161
Stock issued under employee stock purchase plan	61	—	254	—	—	254

BALANCE, June 30, 2004	28,823	$—	$117,195	$(48,041)	$145	$69,299

The accompanying notes are an integral part of these consolidated statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,733	$(39,070)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of Enterprise business	(3,626)	—
Impairment of capitalized software and acquired software technology	—	15,724
Impairment of TriYumf asset	—	10,589
Impairment of goodwill	—	6,172
Depreciation and amortization	4,288	5.215
Changes in assets and liabilities:
Accounts receivable	(916)	13,879
Inventories	(3,827)	(515)
Other assets	608	12
Accounts payable	5,000	(4,564)
Accrued liabilities	1,107	(158)
Client deposits and deferred revenue	988	106

Net cash provided by operating activities	5,355	7,390
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(1,196)	(2,276)
Capitalized software development costs	(1,364)	(2,651)
Payments related to sale of Enterprise business	(8,026)	—
Accrued contract obligations related to Enterprise business	(2,773)	—
Acquisition of Aloha, net of cash acquired	(11,200)	—
Acquisition of Eneeds	(300)	—
Purchase of TriYumF Asset and capitalized professional services costs	—	(4,913)

Net cash used in investing activities	(24,859)	(9,840)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of employee stock options	1,159	471
Proceeds from shares issued under employee stock purchase plan	254	198
Principal payments on capital lease obligations	(296)	(241)
Principal payments on shareholder loans	(1,304)	—
Repurchase of common stock	—	(2,048)
Other	—	121

Net cash used in financing activities	(187)	(1,499)

Decrease in cash and cash equivalents	(19,691)	(3,949)
Cash and cash equivalents at beginning of period	33,774	43,382

Cash and cash equivalents at end of period	$14,083	$39,433

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash transactions related to acquisitions (Note 2):
Issuance of common stock—Aloha	$15,300	$—

Issuance of common stock—Eneeds	$300	$—

Long-term note payable—Aloha	$21,418	$—

Cash paid for interest	$489	$34

Cash paid for income taxes	$56	$211

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Stock-Based Compensation

Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Radiant Systems, Inc. (“Radiant” or the “Company”), included herein, have been prepared on a basis consistent with the December 31, 2003 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Radiant’s Form 10-K for the year ended December 31, 2003. Radiant’s results of operations for the six months ended June 30, 2004 are not necessarily indicative of future operating results.

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

Discontinued Operations

As a result of Radiant’s disposal of its Enterprise segment and operations in the first quarter of 2004, the Company’s previously reported condensed consolidated statement of operations for the period ended June 30, 2003 has been restated to present the discontinued Enterprise segment and operations separate from continuing operations (Note 2).

Reclassifications

Certain reclassifications have been made to the first quarter 2004 financial information in order to conform with the current quarter’s presentation.

Net Income (Loss)Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. In the event of a net loss, basic loss per share is the same as dilutive loss per share. For the three months and six months ended June 30, 2004 and 2003, Radiant reported a loss from continuing operations. Therefore, basic and dilutive weighted average shares outstanding for such periods were approximately 28.8 million for the three and six months ended June 30, 2004 and were approximately 27.9 million for the three and six months ended June 30, 2003.

For the three and six month periods ended June 30, 2004, options to purchase approximately 6.1 million and 6.5 million shares of common stock were excluded from the above reconciliation, as the options were antidilutive for the periods then ended. For the three and six month periods ended June 30, 2003, options to purchase approximately 5.6 million and 5.1 million shares of common stock were excluded from the above reconciliation, as the options were antidilutive for the periods then ended.

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

In accordance with Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation — Transition and Disclosure—, an Amendment of the Financial Accounting Standards Board (“FASB”) Statement No. 123 and Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, Radiant’s pro forma option expense is computed using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Radiant’s employee stock options have characteristics significantly different from those of traded options; therefore, in the opinion of management, the Black-Scholes option pricing model generally used to comply with SFAS 148 and SFAS 123 does not necessarily provide a reliable measure of the fair value of Radiant’s options.

To comply with SFAS 148, Radiant presents the following table to illustrate the effect on the net (loss) income and (loss) earnings per share if it had applied the fair value recognition provisions of SFAS 123, as amended, to options granted under its stock-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options’ vesting period.

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Loss from continuing operations, as reported	$(16)	$(1,925)	$(980)	$(2,180)
Stock-based compensation expense, net of related tax effects	(1,096)	(2,546)	(2,486)	(6,485)

Pro forma net loss	$(1,112)	$(4,471)	$(3,466)	$(8,665)

Basic and diluted loss per share — as reported	$0.00	$(0.07)	$(0.03)	$(0.08)

Basic and diluted loss per share — pro forma	$(0.04)	$(0.16)	$(0.12)	$(0.31)

Net (loss) income, as reported	$(199)	$(35,849)	$1,733	$(39,070)
Stock-based compensation expense, net of related tax effects	(1,096)	(2,546)	(2,486)	(6,485)

Pro forma net loss	$(1,295)	$(38,395)	$(753)	$(45,555)

Basic and diluted (loss) income per share — as reported	$(0.01)	$(1.29)	$0.06	$(1.40)

Basic and diluted loss per share — pro forma	$(0.04)	$(1.38)	$(0.03)	$(1.63)

Accounting Pronouncements

On March 31, 2003, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of its proposed standard on accounting for stock compensation amending FASB Statement No. 123 “Accounting for Stock-Based Compensation.” The exposure draft would require all grants of employee stock options to be expensed based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for public companies for fiscal years beginning after December 15, 2004. The Company is currently evaluating the impact of the proposed standard.

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

2. Acquisitions and Divestitures

Acquisition of E Needs, Inc.

On April 14, 2004, the Company acquired substantially all of the assets of E Needs, Inc., a mutually held Company. E Needs is engaged in the business of developing, marketing, licensing and selling software and services in the movie-theatre circuit and related financial management marketplaces. The operating results of E Needs are included in the condensed consolidated financial statements from the date of acquisition. Pro forma information has not been presented as it is not material to the Company’s financial statements.

The transaction included the purchase of certain software technology source code and customer lists. Total consideration was approximately $700,000 and consisted of $300,000 in cash, the issuance of 46,133 shares of common stock with a fair value of $6.50 per share based on the average close price for the 10 days prior to the date of announcement (March 17, 2004) and approximately $100,000 of assumed liabilities and direct expenses. The purchase agreement also provides for additional cash payments if certain future operating targets are achieved. The additional payments may aggregate to approximately $1.6 million. Intangible assets of approximately $600,000 were recorded and will be amortized over the assets estimated useful lives, which range from three to ten years. The remaining $100,000 purchase price was recorded as goodwill and assigned to the entertainment segment. The goodwill is expected to be deductible for tax purposes over the next 15 years. The purchase price allocation has been prepared on a preliminary basis, and reasonable changes may occur if additional information becomes available.

Acquisition of Aloha Technologies, Inc.

On January 13, 2004, the Company acquired substantially all of the assets of Aloha Technologies and certain affiliated entities (collectively, “Aloha”). Aloha, a privately-held company, is a leading provider of point of sale systems for the hospitality industry. The results of Aloha have been included in the condensed consolidated financial statements from the date of the acquisition.

Total consideration of approximately $48.6 million and consisted of an $11 million cash payment, a five-year note in the principal amount of $19.7 million at an interest rate of prime plus one percent, a one-year note in the principal amount of $1.7 million at an interest rate of prime plus one percent, the issuance of 2.4 million shares of restricted common stock with a fair value of $6.50 per share on the date of announcement (December 15, 2003), and $900,000 of direct expenses Radiant incurred related to the acquisition and the assumption of certain liabilities. The transaction was accounted for using the purchase method of accounting as required by FASB Statement No. 141, “Business Combinations,” and Radiant has accordingly allocated the purchase price of Aloha based upon the fair values of the net assets acquired and liabilities assumed.

The purchase price allocation has been prepared on a preliminary basis, and reasonable changes may occur if additional information becomes available. The intangible assets acquired were valued by independent appraisers utilizing customary valuation procedures and techniques. Goodwill and identifiable intangible assets recorded in the acquisition will be tested periodically for impairment as required by FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

(Dollars in Thousands)
Current assets	$4,594
Property, plant and equipment	618
Intangible assets	26,100
Goodwill	23,917

Total assets acquired	55,229

Current liabilities	6,583
Long-term liabilities	45

Total liabilities assumed	6,628

Purchase price	$48,601

The goodwill of $23.9 million has been assigned to the hospitality segment and is expected to be deductible for tax purposes over the next 15 years. The following is a summary of the intangible assets acquired and the weighted-average useful lives that these assets will be amortized over:

(Dollars in Thousands)	Purchased Assets	Weighted- Average Useful Lives
Core and developed technology	$10,600	3 years
Reseller network	9,200	15 years
Direct sales channel	3,600	10 years
Covenants not to compete	1,400	3 years
Trademarks and tradenames	1,300	Indefinite

Total intangible assets acquired	$26,100

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenue	$32,324	$28,888	$60,000	$60,153
Loss (income) from continuing operations, after income tax	(16)	(1,722)	(954)	(1,528)
Loss (income) per share from continuing operations—basic	0.00	(0.06)	(0.03)	(0.05)
Loss (income) per share from continuing operations—diluted	0.00	(0.06)	(0.03)	(0.05)

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

Divestiture of Enterprise Software Systems Business

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

On January 31, 2004, the Company completed a tax-free split-off of Enterprise, now known as BlueCube Software, to Erez Goren, the Company’s former Co-Chairman and Co-Chief Executive Officer. The split-off transaction received the approval of approximately 70% of the disinterested shareholders of Radiant at the special meeting of shareholders held on January 30, 2004. Approval of a majority of the disinterested shareholders was a condition to the closing of the transaction. Pursuant to the terms of the Share Exchange Agreement, Radiant contributed specified assets and liabilities of the Enterprise business, together with $4.0 million in cash, to the newly formed subsidiary, and then transferred all of the shares of the new company to Erez Goren in exchange for the redemption of 2.0 million shares of common stock of the Company, valued at $16.3 million. The shares redeemed represented approximately 7.0% of the Company’s outstanding shares. The consideration for the transaction was determined based on negotiations between the special committee of the Company’s independent directors and Mr. Goren. At the completion of this transaction, Mr. Goren resigned as Co-Chairman and Co-CEO of Radiant and as a member of the Company’s Board of Directors.

During the quarter ended June 30, 2004, the Company recorded an additional $183,000 of expenses related to the divestiture of Enterprise business.

For the one month ended January 31, 2004 and the three and six months ended June 30, 2003, Enterprise generated revenues of approximately $1.8 million, $5.3 million and $9.6 million, respectively, and generated a net loss of approximately $913,000, $33.9 million and $36.9 million, respectively. Approximately $31.6 million of the loss generated by Enterprise during the three and six months ended June 30, 2003 were the result of non-recurring charges related to impairment of goodwill, intangible assets and capitalized software. The Enterprise results are included in discontinued operations in the condensed consolidated statement of operations. The following is a summary of asset and liabilities of the Enterprise business that were contributed to BlueCube Software, the proceeds received, and the resulting gain on disposal:

(Dollars in Thousands)
Cash	$4,000
BlueCube liabilities paid by Radiant	4,026
Payable due to BlueCube	5,337
Other current assets	837
Property, plant and equipment	1,723
Capitalized software	1,704

Total assets contributed	17,627

Transaction costs paid by Radiant	1,612
Future contractual obligations assumed by BlueCube	6,565

Redemption of 2 million shares of Radiant stock	16,300

Gain on disposal of Enterprise business, net	$3,626

Commitments and Contingencies from Divestiture

Radiant has a contractual obligation for performance under certain existing customer contracts that have not been assigned to BlueCube at Radiant’s choice or because they require the consent of the customer (Legacy contracts). Under a Reseller and Services Agreement, BlueCube is obligated to fulfill the terms of these Legacy contracts, including providing hosting, support, maintenance and professional services. BlueCube will act as Radiant’s subcontractor, and indemnify Radiant for any losses associated with its performance or non-performance of the Legacy contract obligations. Additionally, Radiant maintains rights to access product source code and information needed to fulfill Legacy contract obligations if BlueCube fails to perform. For a limited number of existing customer contracts, Radiant and BlueCube have shared liability, which includes penalties, for a period of 18 months after January 31, 2004, based upon the revenue received by each party under the contract. For one of these contracts, milestones defined in the original contract were amended. Failure to meet these amended milestones could result in penalties and/or losses, the amount of which cannot be estimated. In management’s opinion, it is not probable that Radiant will incur penalties/losses on this contract. In addition to the initial cash included in the transaction, it was agreed that approximately $5.3 million of unearned revenue will be transferred to BlueCube. Approximately, $1.6 million and $2.7 million was paid during the three months and five months ended June 30, 2004, respectively. Management expects the majority of the remaining cash to be transferred to BlueCube over the next 9 months. The remaining liability of approximately $2.6 million is included in accrued contractual obligations in the accompanying condensed consolidated balance sheet as of June 30, 2004.

Radiant has also agreed to sublease a portion of Radiant’s property, currently under an operating lease, to BlueCube. This sublease will expire concurrently with Radiant’s operating lease on the property in January 2013. BlueCube has the right to early termination beginning on January 31, 2007, and must provide Radiant with an 18 month notice that early termination will occur. Payments received from BlueCube regarding this sublease equated to approximately $400,000 and $600,000 during the three months and five months ended June 30, 2004. Aggregate future minimum lease payments under this sublease agreement as of June 30, 2004, are approximately: $600,000 due in 2004, $1.3 million in 2005, $1.5 million per year for years 2006 through 2010, and a total of $3.0 million over the remaining 25 months of the lease. In conjunction with this sublease agreement, Radiant and BlueCube entered into a right of refusal and option agreement pertaining to real property currently owned by Radiant and adjacent to the property being subleased by BlueCube. Under this agreement, BlueCube has an option to purchase the real property at a stated value, which management believes is the fair value at the time of the split-off. BlueCube has the right of refusal if Radiant obtains an offer to sell the real property to another party. The exercising of this right will result in BlueCube purchasing the real property at a price based on a formula and the third-party offer obtained by Radiant. This agreement is subordinate to a pre-existing right of first refusal with a third-party.

3. Goodwill and Other Intangibles, Net

Goodwill

In accordance with SFAS No. 142 the Company evaluates the carrying value of goodwill as of January 1st of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during 2004 in accordance with SFAS No. 142 resulted in no impairment losses. Changes in the carrying value of goodwill from continuing operations for the six months ended June 30, 2004 is as follows:

(Dollars in Thousands)
Balance, December 31, 2003	$7,537
Aloha acquisition	23,917
E Needs acquisition	110

Balance, June 30, 2004	31,564

Intangible assets

A summary of the Company’s intangible assets as of June 30, 2004 and December 31, 2003 is as follows (in thousands):

	June 30, 2004	December 31, 2003
Current:
Software technology – HotelTools, net	$550	$550

Long term:
Core and developed technology – Hospitality	10,600	—
Reseller network – Hospitality	9,200	—
Direct sales channel – Hospitality	3,600	—
Covenants not to compete – Hospitality	1,400	—
Trademarks and tradenames – Hospitality	1,300	—
Customer list and contracts – Entertainment	250	—
Core and developed technology – Entertainment	200	—
Covenants not to compete – Entertainment	150	—
Other	299	965

	26,999	965
Accumulated amortization	(2,406)	(81)
Total long term intangible assets, net	$24,593	$884

Over the next five years ending on June 30th, amortization expense will be approximately $5.0 million in 2005 and 2006, $3.1 million in 2007, and $1.0 million in 2008 and 2009.

During the second quarter of 2003 management approved a plan to sell the HotelTools software. The software is available for immediate sale and management is actively in negotiations to sell the software in its present condition. Moreover, management expects to sell the software in the next twelve months. As a result of this pending sale and in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed (“SFAS No. 86”) and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company wrote down the assets associated with HotelTools to fair value less estimated costs to sell, and as such recorded a charge of approximately $734,000. Additionally, the Company reclassified the remaining intangible asset balance of $550,000 to other short-term assets to reflect the pending sale. As HotelTools is not a reportable segment of the Company, as evidenced by operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company, the proposed sale of HotelTools is not treated as discontinued operations in the accompanying condensed consolidated statements of operations, as prescribed by SFAS No. 144. The Company continues to actively negotiate to sell the software.

In December 2002, the Company purchased software source code from ICON Software Limited (“ICON”), a provider of software solutions for the entertainment and cinema industry. The transaction included the purchase of certain software technology source code and customer lists. During the second quarter of 2003, the Company determined that its investment in the acquired software technology was impaired based on management’s determination that future sales of the ICON software product would be unlikely. As a result, the Company wrote off the remaining unamortized portion of the asset of approximately $169,000.

4. Notes Payable to Shareholders

The following is a summary of the promissory notes entered into with the previous shareholders of Aloha in connection with the Company’s purchase of Aloha (Note 2) on January 13, 2004 and outstanding as of June 30, 2004:

(Dollars in Thousands)	2004
Promissory note bearing interest based on the prime rate plus one percent. All principal and interest are due on January 13, 2005	$1,740
Promissory note bearing interest based on the prime rate plus one percent and being paid in sixty equal installments of principal and interest	18,374

Balance, June 30, 2004	20,114

Interest expense on these notes was $258,000 and $481,000 for the three month and six month period ended June 30, 2004, respectively.

Approximate maturities of notes payable are as follows for the following 12-month periods subsequent to June 30, 2004:

(Dollars in Thousands)
2005	$5,425
2006	3,871
2007	4,070
2008	4,278
2009	2,470

Balance, June 30, 2004	20,114

5. Non-Recurring Charges

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

6. Segment Reporting Data

Prior to January 1, 2004, the Company operated through two primary reportable segments: Store Systems and Enterprise Software Systems. During the first quarter of 2004, the Company disposed of the Enterprise Software Systems segment and, as a result, restructured its business units into segments. The Company currently operates in three primary segments (i) Petroleum and Convenience Store (ii) Hospitality and Food Service and (iii) Entertainment. Each segment focuses on delivering site management systems, including point-of-sale (“POS”), self-service kiosk, and back-office systems, designed specifically for each of the core vertical markets. All prior periods have been restated to conform to the new segments.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. The Company’s management evaluates the performance of the segments based on an internal measure of contribution margin, or income and loss from operations, before certain allocated costs of development.

The summary of the Company’s operating segments is as follows (in thousands):

	For the three months ended June 30, 2004
	Petroleum/ Convenience Store	Hospitality and Food Service	Entertainment	All Other	Total
Revenues	$13,077	$13,271	$5,423	$553	$32,324
Amortization expense	—	1,251	31	—	1,282
Product development	1,114	576	505	—	2,195
Contribution margin	2,838	761	1,941	114	5,654
Goodwill	5,276	23,917	2,371	—	31,564
Other identifiable assets	13,587	38,415	3,744	1,399	57,145

	For the three months ended June 30, 2003
	Petroleum/ Convenience Store	Hospitality and Food Service	Entertainment	All Other	Total
Revenues	$12,595	$4,331	$5,128	$491	$22,545
Product development	1,367	877	264	—	2,508
Non-recurring charges and impairments	—	211	—	903	1,114
Contribution margin	2,463	(2,035)	2,128	(950)	1,606
Goodwill	4,088	—	2,261	—	6,349
Other identifiable assets	14,951	5,597	3,269	240	24,057

	For the six months ended June 30, 2004
	Petroleum/ Convenience Store	Hospitality and Food Service	Entertainment	All Other	Total
Revenues	$24,303	$23,116	$10,261	$1,485	$59,165
Amortization expense	—	2,296	31	—	2,326
Product development	2,118	1,489	961	4	4,572
Contribution margin	5,475	719	3,637	604	10,435

	For the six months ended June 30, 2003
	Petroleum/ Convenience Store	Hospitality and Food Service	Entertainment	All Other	Total
Revenues	$27,349	$8,898	$10,677	$783	$47,707
Product development	2,812	1,415	495	—	4,722
Non-recurring charges and impairments	—	761	—	903	1,664
Contribution margin	7,275	(3,821)	4,199	(1,085)	6,568

The reconciliation of contribution margin to net loss for the three months ended June 30, 2004 and 2003 is as follows:

	June 30, 2004	June 30, 2003
Contribution margin for reportable segments	$5,654	$1,606
Central corporate expenses unallocated	(5,670)	(3,606)
Loss from operations of Enterprise business	—	(33,924)
Loss on disposal of Enterprise business	(183)	—

Net loss	$(199)	$(35,849)

The reconciliation of contribution margin to net income (loss) for the six months ended June 30, 2004 and 2003 is as follows:

	June 30, 2004	June 30, 2003
Contribution margin for reportable segments	$10,435	$6,568
Central corporate expenses unallocated	(11,415)	(8,748)
Loss from operations of Enterprise business	(913)	(36,890)
Gain on disposal of Enterprise business	3,626	—

Net income (loss)	$1,733	$(39,070)

The reconciliation of other identifiable assets to total assets as of June 30, 2004 and 2003 is as follows:

	June 30, 2004	June 30, 2003
Other identifiable assets for reportable segments	$57,145	$24,057
Goodwill for reportable segments	31,564	6,349
Central corporate assets unallocated, including discontinued operations	36,204	65,922

Total assets	$124,913	$96,328

The Company distributes its technology both within the United States of America and internationally. The Company currently has international offices in Australia, Spain, Czech Republic, and Singapore. Revenues derived from international sources were approximately $5.0 million and $8.8 million for the three months and the six months ended June 30, 2004, respectively, and approximately $3.6 million and $6.2 million for the three months and six months ended June 30, 2003, respectively. At June 30, 2004 and 2003, the Company had international identifiable assets of approximately $7.6 million and $4.8 million, respectively.

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

Overview

We are a leading provider of retail technology focused on the development, installation and delivery of solutions for managing site operations of retail and food service businesses. Our point-of-sale and back office technology is designed to enable businesses to deliver exceptional client service while improving profitability. We offer a full range of products that are tailored to specific retail and food service market needs including hardware, software and professional services. The Company offers best-of-breed solutions designed for ease of integration in managing site operations enabling operators to improve customer service while reducing costs. We believe our approach to site operations is unique in that our product solutions provide enterprise visibility and control at the site, field, and the headquarters levels.

The Company operates primarily through three reportable segments (i) Petroleum and Convenience Store (ii) Hospitality and Food Service and (iii) Entertainment. During the prior year, the Company operated primarily through the Store Systems segment and the Enterprise Software Systems segment. The current business segments were implemented subsequent to the disposition of the Enterprise Software Systems segment, through a renewed focus on the Company’s vertical market strategy.

Significant Trends and Developments in the Business

Economic Conditions

The Company has been impacted both directly and indirectly from declining global economic conditions over the past three years. The retail industry has remained cautious of investment in information technology during difficult economic times which has resulted in reduced budgets and spending. This has impacted us through reduced revenues, elongated selling cycles, delay in product implementation, and increased competitive margin pressure. While these impacts have occurred in recent periods, the longer term impact has been on technology spending habits. We believe that general economic conditions are showing definite signs of improvement; however, we also recognize that buying patterns have changed. Demand has shifted from large scale enterprise wide investments to more targeted investments with quicker deployment requirements. As a result, we expect our revenue base to shift from primarily large dollar purchases by a limited number of customers to a mix of smaller sized purchases by an increased number of customers in a given period. In addition, pricing has been cut by competitors creating the potential for long-term reductions in product margins. Our expectations for future periods are based on our current view that the major global markets are experiencing an improvement in economic conditions. Given the uncertain nature of the economic environment, these trends could change quickly and have a direct impact on the results of the Company.

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

The Company recorded goodwill of $23.9 million related to the acquisition and intangible assets of $26.1 million as further described in note 2.

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

Radiant has agreed to sublease a portion of Radiant’s property, currently under an operating lease, to the new company, now known as BlueCube Software, Inc. (“BlueCube”). This sublease will expire concurrently with Radiant’s operating lease on the property in January 2013. BlueCube has the right to early termination beginning on January 31, 2007, and must provide Radiant with an 18 month notice that early termination will occur. Aggregate future minimum lease payments under this sublease agreement as of June 30, 2004, are approximately: $600,000 in 2004, $1.3 million in 2005, $1.5 million for years 2006 through 2010, and a total of $3.0 million over the remaining 25 months of the lease. In conjunction with this sublease agreement, Radiant and BlueCube entered into a right of refusal and option agreement pertaining to real property currently owned by Radiant and adjacent to the property being subleased by BlueCube. Under this agreement, BlueCube has an option to purchase the real property at a stated value, which management believes is the fair value at the time of the split-off. BlueCube has the right of refusal if Radiant obtains an offer to sell the real property to another party. The exercising of this right will result in BlueCube purchasing the real property at a price based on a formula and the third-party offer obtained by Radiant. This agreement is subordinate to a right of first refusal with a third-party.

The Company reported a gain on the disposition of the Enterprise Software Systems segment of $3.6 million as further described in note 2. The operating revenues and expenses for the Enterprise Software Systems segment for the one month ended January 31, 2004 and for the three and six months ended June 30, 2003, are reported as a net loss of $900,000, $33.9 million and $36.9 million, respectively, in discontinued operations on the consolidated income statement as further described in note 2. The following discussions relating to our results of operations describe our continuing operations only.

Results of Operations

Three months and six months ended June 30, 2004 compared to the three months and six months ended June 30, 2003

System Sales. The Company derives the majority of its revenues from sales and licensing fees of its point-of-sale hardware, software and site management software solutions. System sales declined throughout 2003 due to decreased demand but have improved for the three months ended June 30, 2004 (“the second quarter”) and the six months ended June 30, 2004 (the “fiscal period”). Systems sales for the second quarter of 2004 were $16.4 million an increase of 75% from the same period in 2003, and an increase of 38% over the prior three month period ended March 31, 2004. For the fiscal period, system sales were $27.9 million, an increase of 24% over the same period in 2003. The increase in revenues was primarily due to increased hardware sales from new product introductions. Year over year revenue was also improved due to the additional software license sales associated with the addition of Aloha and use of the hospitality re-seller channel for additional sales.

Client Support, Maintenance and Other Services. The Company also derives revenues from client support, maintenance and other services including training, custom software development, subscription and hosting, and implementation services (professional services). The majority of these revenues is from support and maintenance and is structured on a recurring revenue basis associated with installed sites in the field, while additional professional services are associated with projects related to new sales or implementation of products. During the second quarter of 2004, client support, maintenance, and other services increased $2.8 million or 21% over the same period in 2003 and 6% over the prior quarter. For the fiscal period, client support, maintenance and other services revenues increased 24%, to $31.3, over the same period in 2003. This increase is primarily due to the addition of software support and maintenance revenues from Aloha, partially off-set by reductions in professional services and hardware maintenance revenues.

Cost of System Sales. Cost of system sales consists primarily of hardware and peripherals for site-based systems, amortization of software costs and labor. All costs, other than amortization, are expensed as products are shipped, while software amortization is expensed at the greater of straight line amortization or proportion to sales volume. Cost of system sales were $7.8 million or 48% of total system sales for the second quarter of 2004 and $13.2 million or 47% of system sales for the fiscal period of 2004. This is a reduction of 13% from the second quarter of 2003 and a reduction of 9% from the fiscal period 2003. This decrease was primarily attributable to a sales mix that included more hardware sales than in the prior periods. Overall cost of system sales increased directly related to increased hardware sales in the period.

Cost of Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations. Cost of client support, maintenance and other services increased 22% to $9.8 million during the second quarter of 2004 from $8.0 million for the same period in 2003. For the fiscal period, cost of client support, maintenance and other services was $18.5 million, an increase of 17% over the same period in 2003. The increased costs were primarily due to the Aloha acquisition.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts excluding any development expenses related to associated revenues which are included in costs of client support, maintenance and other services. During the second quarter of 2004, product development expenses increased 27% to $3.2 million from $2.5 million for the second quarter of 2003 and for the fiscal period, product development expenses increased to $6.7 million, a 41% increase over the same period in 2003. This increase was primarily due to the acquisition of Aloha and the associated product development expense. During the quarter, the Company recorded capitalized software development costs of $650,000, or 17% of its total product development costs, as compared to approximately $100,000, or 4% of its total product development costs for the same period in 2003. Product development expense as a percentage of total revenues remained relatively constant at 10% in the quarter, compared to 11% in the same quarter of 2003.

Sales and Marketing Expenses. Sales and marketing expenses increased 24% to $4.5 million during the second quarter 2004 from $3.6 million in 2003. For the fiscal period, sales and marketing expenses were $9.1 million, an increase of 13% over the same period in 2003 due primarily to the addition of Aloha Technologies. Sales and marketing expenses as a percentage of total revenues decreased to approximately 14% for the quarter compared to 16% in the same quarter in 2003.

Depreciation and Amortization. Depreciation and amortization expenses increased $1.3 million during the second quarter 2004 and $2.3 million for the 2004 fiscal period compared to the same periods in 2003 due primarily to the addition of $1.3 million of intangible asset amortization related to the Aloha acquisition. Depreciation and amortization as a percentage of total revenues increased to 7% for the second quarter of 2004 from 4% in the same period in 2003.

General and Administrative Expenses. General and administrative expenses increased 78% during the second quarter 2004 to $4.5 million from $2.5 million during the same period in 2003. For the fiscal period, general and administrative expenses were $8.1 million, an increase of 50% over the same period in 2003. These increases were due primarily to the acquisition of Aloha and increased professional services fees incurred with financial statement audit and compliance activities in connection with the acquisition. General and administrative expenses as a percentage of total revenues were 14% and 11% for the second quarter of 2004 and 2003, respectively.

Interest Expense, Net. Net interest expense increased to $222,000 and $434,000 during the second quarter and fiscal period of 2004, respectively, compared to net interest and other income of $106,000 and $257,000 for the same periods in 2003, respectively. The Company’s net interest expense includes interest expense incurred on its long-term debt, less interest income derived from the investment of its cash and cash equivalents. The increase in net interest expense resulted from a reduced balance of cash and investments as well as the addition of interest bearing long term notes payable associated with the acquisition of Aloha Technologies.

Liquidity and Capital Resources

The Company’s working capital decreased $27.0 million, or 61%, to $17.5 million at June 30, 2004 compared to $44.5 million at December 31, 2003. This decrease was due primarily to cash outflows and accrued liabilities of $11.2 million associated with the disposition of the Enterprise business and cash and notes of $12.7 million issued in connection with the acquisition of Aloha Technologies. The Company has historically funded its business through cash generated by operations. Cash provided by operating activities during the period was $2.6 million compared to $7.4 million during the same period in 2003. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases various equipment and furniture under a four-year capital lease agreement. The capital lease runs until March 31, 2005. Aggregate future minimum lease payments under the capital lease and non-cancelable operating leases as of June 30, 2004 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
Capital Lease Obligations	$493	$493	$—	—	—
Operating Leases	38,638	6,260	9,840	8,881	13,657
Other Obligations:
Notes Payable - Aloha Technologies Acquisition (1)	20,114	5,425	7,967	6,722	—
Enterprise Divestiture (2)	2,564	2,564	—	—	—

Total Contractual Cash Obligations	$61,809	$14,742	$17,807	$15,603	$13,657

(1)	See footnote 4 of the condensed consolidated financial statements for further explanation

(2)	See footnote 2 of the condensed consolidated financial statements for further explanation

The Company believes there are opportunities to grow the business through the acquisition of complementary and synergistic companies, products, and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue smaller non-accretive acquisitions that will shorten our time to market with new technologies. We believe the general size of cash acquisitions we would currently consider would be in the $1 million to $15 million range. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that we obtain additional debt or equity financing. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders.

The Company believes that its cash and cash equivalents and funds generated from operations will provide adequate liquidity to meet our normal operating requirements, as well as fund the above obligations for the foreseeable future.

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

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents. During the second quarter 2004, the weighted average interest rate on its cash balances was approximately 0.99%. A 10.0% decrease in this rate would have impacted interest income by approximately $1,500, during the second quarter 2004.

As more fully explained in Note 6 of the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $8.8 million and $6.3 million during the six months ended June 30, 2004 and 2003, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effects of foreign exchange rate fluctuations on the Company results of operations and financial position during the second quarter 2004 and 2003 were not material.

Item 4.	Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including our principal executive and principal accounting officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the principal executive and principal accounting officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. There have been no significant changes in our internal controls that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K:

(i) On May 7, 2004, the Company furnished a Current Report on Form 8-K regarding the press release announcing the Company’s financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC

Dated: August 9, 2004	By:	/s/ Mark E. Haidet
Mark E. Haidet,
Chief Financial Officer
(Duly authorized officer and principal financial officer)