Form 10-Q
period 2004-09-30
RADIANT SYSTEMS INC
filed 2004-11-08
CIK 845818

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2004

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

The number of the registrant’s shares outstanding as of November 1, 2004 was 28,824,855.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,332	$33,774
Accounts receivable, net of allowances for doubtful accounts of $3,772 and $2,664, respectively	25,104	18,614
Inventories, net	18,146	13,098
Other short-term assets	2,544	4,688

Total current assets	60,126	70,174
Property and equipment, net	9,175	11,229
Software development costs, net	2,341	2,844
Goodwill	33,346	7,537
Intangible assets, net	23,313	884
Other long-term assets	27	36

	$128,328	$92,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,168	$6,305
Accrued liabilities	12,272	6,559
Accrued contractual obligations	1,719	—
Client deposits and unearned revenue	9,399	12,257
Current portion of capital lease payments	338	524
Current portion of long-term debt—Aloha acquisition	5,527	—

Total current liabilities	42,423	25,645
Client deposits and unearned revenue, less current portion	1,527	—
Long-term portion of capital lease payments	—	136
Long-term debt—Aloha acquisition, less current portion	13,738	—
Other long-term liabilities	499	—

Total liabilities	58,187	25,781
Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 28,919,476 and 28,105,095 shares issued and outstanding, respectively, after deducting 141,000 and 0 shares, respectively, held in treasury (Note 1)	0	0
Additional paid-in capital	117,128	116,480
Accumulated other comprehensive income	250	217
Accumulated deficit	(47,237)	(49,774)

Total shareholders’ equity	70,141	66,923

	$128,328	$92,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues:
System sales	$20,349	$10,632	$48,241	$33,159
Client support, maintenance and other services	15,989	13,347	47,262	38,527

Total revenues	36,338	23,979	95,503	71,686
Cost of revenues:
System sales	10,334	6,135	23,491	18,779
Impairment of capitalized software and acquired software technology	—	—	—	903
Client support, maintenance and other services	10,761	9,324	29,234	25,110

Total cost of revenues	21,095	15,459	52,725	44,792

Gross profit	15,243	8,520	42,778	26,894

Operating Expenses:
Product development	3,135	2,717	9,800	7,439
Sales and marketing	4,889	3,166	13,941	11,174
Depreciation of fixed assets	967	829	2,826	2,612
Amortization of intangible assets	1,281	—	3,607	—
Non-recurring charges	—	—	—	761
General and administrative	3,879	2,802	11,961	8,175

Total operating expenses	14,151	9,514	42,135	30,161

Income (loss) from operations	1,092	(994)	643	(3,267)
Interest and other (expense) income, net	(256)	171	(690)	428

Income (loss) from continuing operations before income tax provision	836	(823)	(47)	(2,839)
Income tax provision	32	88	129	252

Income (loss) from continuing operations	804	(911)	(176)	(3,091)

Income (loss) from discontinued Enterprise business (Note 2):
Loss from operations of Enterprise business, net	—	(2,341)	(913)	(39,231)
Gain on disposal of Enterprise business, net	—	—	3,626	—

Income (loss) from discontinued Enterprise business, net	—	(2,341)	2,713	(39,231)

Net income (loss)	$804	$(3,252)	$2,537	$(42,322)

Income (loss) per share from continuing operations:
Basic income (loss) per share	$0.03	$(0.03)	$(0.01)	$(0.11)

Diluted income (loss) per share	$0.03	$(0.03)	$(0.01)	$(0.11)

Net income (loss) per share:
Basic income (loss) per share	$0.03	$(0.12)	$0.09	$(1.52)

Diluted income (loss) per share	$0.03	$(0.12)	$0.09	$(1.52)

Weighted average shares outstanding:
Basic	28,705	27,714	28,796	27,860

Diluted	29,404	27,714	28,796	27,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands)

(Unaudited)

	Common Stock		APIC	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
BALANCE, December 31, 2003	28,105	$—	$116,480	$(49,774)	$217	$66,923

Comprehensive income:
Net income	—	—	—	2,537	—	2,537
Foreign currency translation adjustment	—	—	—	—	33	33

Comprehensive income:	—	—	—	2,537	33	2,570
Issuance of common stock in connection with acquisitions	2,637	—	16,556	—	—	16,556
Treasury stock purchase and retirement in connection with the divestiture of the Enterprise segment (Note 2)	(2,000)	—	(16,300)	—	—	(16,300)
Treasury stock purchase	(141)	—	(1,020)	—	—	(1,020)
Exercise of employee stock options	257	—	1,158	—	—	1,158
Stock issued under employee stock purchase plan	61	—	254	—	—	254

BALANCE, September 30, 2004	28,919	$—	$117,128	$(47,237)	$250	$70,141

The accompanying notes are an integral part of these consolidated statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,537	$(42,322)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of Enterprise business	(3,626)	—
Impairment of capitalized software and acquired software technology	—	17,091
Impairment of TriYumf asset	—	10,589
Impairment of goodwill	—	6,172
Depreciation and amortization	6,717	6,606
Changes in assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(2,218)	12,092
Inventories	(4,977)	1,089
Other assets	136	(1,011)
Accounts payable	6,661	(5,488)
Accrued liabilities	1,587	1,291
Payables due to BlueCube (Note 2)	1,495	—
Client deposits and deferred revenue	876	1,433
Other liabilities	72	—

Net cash provided by operating activities	9,260	7,542
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(1,863)	(3,434)
Capitalized software development costs	(1,483)	(4,018)
Payments related to sale of Enterprise business	(8,026)	—
Accrued contract obligations related to Enterprise business	(3,618)	—
Acquisition of Aloha, net of cash acquired	(11,200)	—
Acquisition of Eneeds	(300)	—
Purchase of TriYumF Asset and capitalized professional services costs	—	(5,211)

Net cash used in investing activities	(26,490)	(12,663)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of employee stock options	1,158	539
Proceeds from shares issued under employee stock purchase plan	254	198
Principal payments on capital lease obligations	(451)	(365)
Principal payments on debt—Aloha acquisition	(2,153)	—
Repurchase of common stock	(1,020)	(2,048)
Other	—	121

Net cash used in financing activities	(2,212)	(1,555)

Decrease in cash and cash equivalents	(19,442)	(6,676)
Cash and cash equivalents at beginning of period	33,774	43,382

Cash and cash equivalents at end of period	$14,332	$36,706

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash transactions related to acquisitions and divestitures (Note 2):
Issuance of common stock—Aloha	$15,300	$—

Issuance of common stock—Eneeds	$300	$—

Issuance of common stock—Breeze	$956	$—

Common stock received in divestiture—Enterprise	$16,300	$—

Long-term note payable—Aloha	$21,418	$—

Cash paid for interest	$688	$48

Cash paid for income taxes	$63	$260

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Stock-Based Compensation

Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Radiant Systems, Inc. (“Radiant” or the “Company”), included herein, have been prepared on a basis consistent with the December 31, 2003 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Radiant’s Form 10-K for the year ended December 31, 2003. Radiant’s results of operations for the nine months ended September 30, 2004 are not necessarily indicative of future operating results.

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

Discontinued Operations

As a result of Radiant’s disposal of its Enterprise segment and operations in the first quarter of 2004, the Company’s previously reported condensed consolidated statement of operations for the period ended September 30, 2003 has been restated to present the discontinued Enterprise segment and operations separate from continuing operations (Note 2).

Treasury Stock

The Company records treasury stock purchases at cost. The excess of cost over par value is allocated to additional paid in capital based on the per share amount of capital in excess of par value for all shares. During the three months ended September 30, 2004, the Company repurchased 141,000 shares at $7.21 for its treasury at a cost of approximately $1.0 million. During the nine months ended September 30, 2004, the Company repurchased 2.1 million shares at a weighted average share price of $8.09 for its treasury at a cost of approximately $17.3 million. Approximately 2.0 million shares were repurchased in connection with the divesture of the Enterprise segment and were subsequently retired (Note 2). The remaining 141,000 shares, repurchased from the former shareholders of Breeze Software Proprietary Limited (“Breeze”), were issued in December 2003 in connection with the additional consideration given for obtaining certain earnings milestones, pursuant to the Breeze acquisition agreement (Note 2). At the Company’s option, cash equaling the value of the shares issued was exchanged for the shares during the third quarter 2004. Subsequent to September 30, 2004, the Company retired the remaining 141,000 shares that remained in its treasury.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. In the event of a net loss, basic loss per share is the same as dilutive loss per share. For the three months ended September 30, 2004, basic weighted average shares outstanding were approximately 28.7 million and dilutive weighted average shares outstanding were approximately 29.4 million. For the nine months ended September 30, 2004 and the three and nine months ended September 30, 2003, Radiant reported a net loss from continuing operations. Therefore, basic and dilutive weighted average shares outstanding for such periods were approximately 28.8 million, 27.7 million and 27.9 million for the nine month period ended September 30, 2004 and the three and nine months ended September 30, 2003, respectively.

For the three and nine month periods ended September 30, 2004, options to purchase approximately 5.3 million shares of common stock were excluded from the above reconciliation, as the options were antidilutive for the periods then ended. For the three and nine month periods ended September 30, 2003, options to purchase approximately 5.9 million and 5.2 million shares of common stock were excluded from the above reconciliation, as the options were antidilutive for the periods then ended.

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

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Net income (loss), as reported	$804	$(3,252)	$2,537	$(42,322)
Stock-based compensation expense, net of related tax effects	(1,040)	(2,160)	(3,526)	(8,477)

Pro forma net income (loss)	$(236)	$(5,412)	$(989)	$(50,799)

Basic and diluted income (loss) per share — as reported	$0.03	$(0.12)	$0.09	$(1.52)

Basic and diluted income (loss) per share — pro forma	$(0.01)	$(0.20)	$(0.03)	$(1.82)

Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of its proposed standard on accounting for stock compensation amending FASB Statement No. 123 “Accounting for Stock-Based Compensation.” The exposure draft would require all grants of employee stock options to be expensed based on their fair values. The FASB expects to issue a final standard in early 2005 that would be effective for public companies for interim periods beginning after June 15, 2005. There is continued uncertainty and disagreement among the governing bodies as to how this matter will be addressed. The Company is currently evaluating the impact of the proposed standard.

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The Company does not participate in variable interest entities.

2. Acquisitions and Divestitures

Acquisition of E Needs, Inc.

On April 14, 2004, the Company acquired substantially all of the assets of E Needs, Inc., a company engaged in the business of developing, marketing, licensing and selling software and services in the movie-theatre circuit and related financial management marketplaces. The operating results of E Needs are included in the condensed consolidated financial statements from the date of acquisition. Pro forma information has not been presented as it is not material to the Company’s financial statements.

The transaction included the purchase of certain software technology source code and customer lists. Total consideration was approximately $700,000 and consisted of $300,000 in cash, the issuance of 46,133 shares of common stock with a fair value of $6.50 per share based on the average close price for the 10 days prior to the date of announcement (March 17, 2004) and approximately $100,000 of assumed liabilities and direct expenses. The purchase agreement also provides for additional cash payments if certain future operating targets are achieved. The additional payments may aggregate to approximately $1.6 million and will be accounted for as part of the purchase price. As of September 30, 2004, none of these future operating targets had been achieved. Intangible assets of approximately $600,000 were recorded and will be amortized over the assets estimated useful lives, which range from three to ten years. The remaining $100,000 purchase price was recorded as goodwill and assigned to the entertainment segment. The goodwill is expected to be deductible for tax purposes over the next 15 years. The purchase price allocation has been prepared on a preliminary basis, and changes may occur if additional information becomes available.

Acquisition of Aloha Technologies, Inc.

On January 13, 2004, the Company acquired substantially all of the assets of Aloha Technologies and certain affiliated entities (collectively, “Aloha”). Aloha is a leading provider of point of sale systems for the hospitality industry. Aloha was acquired to further develop the Company’s hospitality division. The results of Aloha have been included in the condensed consolidated financial statements from the date of the acquisition.

Total consideration of approximately $49.4 million consisted of an $11.0 million cash payment, a five-year note in the principal amount of $19.7 million at an interest rate of prime plus one percent, a one-year note in the principal amount of $1.7 million at an interest rate of prime plus one percent, the issuance of 2.4 million shares of restricted common stock with a fair value of $6.50 per share on the date of announcement (December 15, 2003), and $900,000 of direct expenses Radiant incurred related to the acquisition and the assumption of certain liabilities. The transaction was accounted for using the purchase method of accounting as required by FASB Statement No. 141, “Business Combinations,” and Radiant has accordingly allocated the purchase price of Aloha based upon the fair values of the net assets acquired and liabilities assumed.

The purchase price allocation has been prepared on a preliminary basis, and changes may occur if additional information becomes available. The intangible assets acquired were valued by the Company with the assistance of independent appraisers utilizing customary valuation procedures and techniques. Goodwill and identifiable intangible assets recorded in the acquisition will be tested periodically for impairment as required by FASB Statement No. 142, “Goodwill and Other Intangible Assets.” During the three months ended September 30, 2004 and in accordance with Emerging Issues Task Force (“EITF”) Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” goodwill was adjusted $826,000 to account for the execution of the integration plan developed at the time of acquisition, including severance packages to Aloha employees. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

(Dollars in Thousands)
Current assets	$4,594
Property, plant and equipment	618
Intangible assets	26,100
Goodwill	24,743

Total assets acquired	56,055

Current liabilities	6,583
Long-term liabilities	45

Total liabilities assumed	6,628

Purchase price	$49,427

Goodwill of $24.7 million has been assigned to the hospitality segment and is expected to be deductible for tax purposes over the next 15 years. The following is a summary of the intangible assets acquired and the weighted-average useful lives over which they will be amortized:

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

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenue	$36,338	$31,280	$96,338	$91,433
Income (loss) from continuing operations, after income tax	804	(1,303)	(150)	(2,831)
Income (loss) per share from continuing operations—basic	0.03	(0.05)	(0.01)	(0.10)
Income (loss) per share from continuing operations—diluted	0.03	(0.05)	(0.01)	(0.10)

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

Acquisition of Breeze Software Proprietary Limited

On May 9, 2001, the Company acquired all of the outstanding common stock of Breeze Software Proprietary Limited (“Breeze”), a leading provider of software applications for retailers in the Australian and Asia-Pacific marketplaces. The purchase price consisted of $1.7 million in cash and assumption of net liabilities of $700,000. Total consideration, including approximately $400,000 in transaction costs, was $2.8 million. Goodwill of approximately $2.8 million was recorded at the time of the acquisition. The Company may pay additional consideration of cash and/or stock if certain earnings milestones are obtained. Earnings milestones will expire in December 2004. During the three months ended September 30, 2004, certain specified earnings milestones were obtained and the Company paid additional consideration of approximately 237,000 shares of common stock for a total consideration of approximately $956,000 based upon the quoted price of the Company’s stock, which was allocated to goodwill.

Divestiture of Enterprise Software Systems Business

On January 31, 2004, the Company completed a tax free split-off of the Company’s Enterprise Software Systems (“Enterprise”) business now known as BlueCube Software, to Erez Goren, the Company’s former Co-Chairman and Co-Chief Executive Officer. Pursuant to the terms of the Share Exchange Agreement under which the split-off was effected, Radiant contributed specified assets and liabilities of the Enterprise business, together with $4.0 million in cash, to the newly formed subsidiary, and then transferred all of the shares of the new company to Erez Goren in exchange for the redemption of 2.0 million shares of common stock of the Company, valued at $16.3 million based upon the quoted price of the Company’s stock. The shares redeemed represented approximately 7.0% of the Company’s outstanding shares. The consideration for the transaction was determined based on negotiations between the special committee of the Company’s independent directors and Mr. Goren. At the completion of this transaction, Mr. Goren resigned as Co-Chairman and Co-Chief Executive Officer of Radiant and as a member of the Company’s Board of Directors.

During the quarter ended September 30, 2004, the Company recorded no additional expenses related to the divestiture of Enterprise business.

For the one month ended January 31, 2004 and the three and nine months ended September 30, 2003, Enterprise generated revenues of approximately $1.8 million, $3.8 million and $13.4 million, respectively, and generated a net loss of approximately $913,000, $2.3 million and $39.2 million, respectively. Approximately $1.3 million and $32.9 million of the loss generated by Enterprise during the three and nine months ended September 30, 2003 were the result of non-recurring charges related to impairment of goodwill, intangible assets and capitalized software. The Enterprise results are included in discontinued operations in the Company’s condensed consolidated statement of operations. The following is a summary of asset and liabilities of the Enterprise business that were contributed to BlueCube Software, the proceeds received, and the resulting gain on disposal:

(Dollars in Thousands)
Cash	$4,000
BlueCube liabilities paid by Radiant	4,026
Payable due to BlueCube	5,337
Other current assets	837
Property, plant and equipment	1,723
Capitalized software	1,704

Total assets contributed	17,627
Transaction costs paid by Radiant	1,612
Future contractual obligations assumed by BlueCube	(6,565)

Net assets and transaction costs	$12,674

Redemption of 2 million shares of Radiant stock	16,300

Gain on disposal of Enterprise business, net	$3,626

Commitments and Contingencies from Divestiture

Radiant has a contractual obligation for performance under certain existing customer contracts that have not been assigned to BlueCube at Radiant’s choice or because they require the consent of the customer (Legacy contracts). Under a Reseller and Services Agreement, BlueCube is obligated to fulfill the terms of these Legacy contracts, including providing hosting, support, maintenance and professional services. BlueCube will act as Radiant’s subcontractor, and indemnify Radiant for any losses associated with its performance or non-performance of the Legacy contract obligations. Radiant will continue to invoice these Legacy customers on behalf of BlueCube. Radiant will pass through the cash received in these transactions as it is received from the customers. As of September 30, 2004, Radiant has received approximately $1.5 million from Legacy customers that was not passed to BlueCube as of September 30, 2004. This amount has been included in accounts payable in the accompanying condensed consolidated balance sheet as of September 30, 2004.

Radiant also maintains rights to access product source code and information needed to fulfill Legacy contract obligations if BlueCube fails to perform. For a limited number of existing customer contracts, Radiant and BlueCube have shared liability, which includes penalties, for a period of 18 months after January 31, 2004, based upon the revenue received by each party under the contract. For one of these contracts, milestones defined in the original contract were amended. Failure to meet these amended milestones could result in penalties and/or losses, the amount of which cannot be estimated. In management’s opinion, it is not probable that Radiant will incur penalties/losses on this contract. In addition to the initial cash included in the transaction, it was agreed that approximately $5.3 million of unearned revenue will be transferred to BlueCube. Approximately, $845,000 and $3.5 million was paid during the three months and nine months ended September 30, 2004, respectively. Management expects the majority of the remaining cash to be transferred to BlueCube over the next six months. The remaining liability of approximately $1.7 million is included in accrued contractual obligations in the accompanying condensed consolidated balance sheet as of September 30, 2004.

Radiant has also agreed to sublease a portion of its property, currently under an operating lease, to BlueCube. This sublease will expire concurrently with Radiant’s operating lease on the property in January 2013. BlueCube has the right to early termination beginning on January 31, 2007, and must provide Radiant with an 18 month notice that early termination will occur. Payments received from BlueCube under this sublease equated to approximately $200,000 and $800,000 during the three months and nine months ended September 30, 2004. Aggregate future minimum lease payments under this sublease agreement as of September 30, 2004, are approximately: $400,000 due in 2004, $1.3 million in 2005, $1.5 million per year for years 2006 through 2010, and a total of $3.0 million over the remaining 25 months of the lease. In conjunction with this sublease agreement, Radiant and BlueCube entered into a right of refusal and option agreement pertaining to real property currently owned by Radiant and adjacent to the property being subleased by BlueCube. Under this agreement, BlueCube has an option to purchase the real property at a stated value, which management believes is the fair value at the time of the split-off. BlueCube has the right of refusal if Radiant obtains an offer to sell the real property to another party. The exercising of this right will result in BlueCube purchasing the real property at a price based on a formula and the third-party offer obtained by Radiant. This agreement is subordinate to a pre-existing right of first refusal with a third-party.

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

Changes in the carrying value of goodwill from continuing operations for the nine months ended September 30, 2004 are as follows:

(Dollars in Thousands)
Balance, December 31, 2003	$7,537
Aloha acquisition (Note 2)	24,743
E Needs acquisition (Note 2)	110
Breeze acquisition (Note 2)	956

Balance, September 30, 2004	33,346

Intangible assets

A summary of the Company’s intangible assets as of September 30, 2004 and December 31, 2003 is as follows (in thousands):

	September 30, 2004	December 31, 2003
Current:
Software technology – HotelTools, net	$550	$550

Long term:
Core and developed technology – Hospitality	10,600	—
Reseller network – Hospitality	9,200	—
Direct sales channel – Hospitality	3,600	—
Covenants not to compete – Hospitality	1,400	—
Trademarks and tradenames – Hospitality	1,300	—
Customer list and contracts – Entertainment	250	—
Core and developed technology – Entertainment	200	—
Covenants not to compete – Entertainment	150	—
Other	299	965

	26,999	965
Accumulated amortization	(3,686)	(81)
Total long term intangible assets, net	$23,313	$884

Over the next five years ending on September 30th, amortization expense will be approximately $5.0 million in 2005 and 2006, $4.1 million in 2007, and $1.0 million in 2008 and 2009.

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

4. Inventory

A summary of the Company’s inventory as of September 30, 2004 and December 31, 2003 is as follows (in thousands):

	September 30, 2004	December 31, 2003
Raw materials, net	$11,755	$7,097
Work in process	1,366	1,193
Finished goods, net	5,025	4,808

	$18,146	$13,098

5. Notes Payable—Aloha Acquisition

The following is a summary of the promissory notes entered into with the previous shareholders of Aloha in connection with the Company’s purchase of Aloha (Note 2) on January 13, 2004 and outstanding as of September 30, 2004:

(Dollars in Thousands)	2004
Promissory note bearing interest based on the prime rate plus one percent. All principal and interest are due on January 13, 2005	$1,763
Promissory note bearing interest based on the prime rate plus one percent and being paid in sixty equal installments of principal and interest beginning on February 13, 2004	17,502

Balance, September 30, 2004	19,265

Interest expense on these notes was $270,000 and $751,000 for the three month and nine month period ended September 30, 2004, respectively.

Approximate maturities of notes payable are as follows for the following 12-month periods subsequent to September 30, 2004:

(Dollars in Thousands)
2005	$5,527
2006	3,849
2007	4,077
2008	4,317
2009	1,495

Balance, September 30, 2004	19,265

6. Non-Recurring Charges

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

7. Comprehensive Income

Comprehensive income includes the translation effects of foreign net investments. The following is a summary of the comprehensive income for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$804	$(3,252)	$2,537	$(42,322)
Other comprehensive income (loss)	105	(7)	33	114

Comprehensive income (loss)	909	(3,259)	2,570	(42,208)

Components of accumulated other comprehensive income consisted of the following:

(Dollars in Thousands)
Balance, December 31, 2003	$217
Other comprehensive income for the period:
Foreign currency translation adjustment	33

Balance, September 30, 2004	250

8. Segment Reporting Data

Prior to January 1, 2004, the Company operated through two primary reportable segments: Store Systems and Enterprise Software Systems. During the first quarter of 2004, the Company disposed of the Enterprise Software Systems segment and, as a result, restructured its business units into segments. The Company currently operates in three primary segments: (i) Petroleum and Convenience Store, (ii) Hospitality and Food Service, and (iii) Entertainment. Each segment focuses on delivering site management systems, including point-of-sale (“POS”), self-service kiosk, and back-office systems, designed specifically for each of the core vertical markets. All prior periods have been restated to conform to the new segments.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. The Company’s management evaluates the performance of the segments based on an internal measure of contribution margin, or income and loss from operations, before certain allocated costs of development.

The summary of the Company’s operating segments is as follows (in thousands):

	For the three months ended September 30, 2004
	Petroleum / Convenience Store	Hospitality and Food Service	Entertainment	All Other	Total
Revenues	$13,209	$17,602	$4,467	$1,060	$36,338
Amortization expense	—	1,244	30	7	1,281
Product development	889	1,093	175	20	2,177
Contribution margin	1,853	2,937	1,484	281	6,555
Goodwill	6,232	24,743	2,371	—	33,346
Other identifiable assets	14,670	38,391	3,025	1,032	57,118

	For the three months ended September 30, 2003
	Petroleum / Convenience Store	Hospitality and Food Service	Entertainment	All Other	Total
Revenues	$12,454	$6,596	$4,414	$515	$23,979
Product development	1,446	991	280	—	2,717
Contribution margin	31	834	1,861	—	2,726
Goodwill	4,088	—	2,261	—	6,349
Other identifiable assets	13,860	8,053	2,291	1,530	25,734

	For the nine months ended September 30, 2004
	Petroleum / Convenience Store	Hospitality and Food Service	Entertainment	All Other	Total
Revenues	$37,512	$40,718	$14,728	$2,545	$95,503
Amortization expense	—	3,540	61	6	3,607
Product development	3,007	2,582	1,136	24	6,749
Contribution margin	7,328	3,656	5,121	885	16,990

	For the nine months ended September 30, 2003
	Petroleum / Convenience Store	Hospitality and Food Service	Entertainment	All Other	Total
Revenues	$39,803	$15,494	$15,091	$1,298	$71,686
Product development	4,258	2,406	775	—	7,439
Non-recurring charges and impairments	—	761	—	903	1,664
Contribution margin	7,306	(2,987)	6,060	(1,085)	9,294

The reconciliation of contribution margin to net income (loss) for the three months ended September 30, 2004 and 2003 is as follows:

	September 30, 2004	September 30, 2003
Contribution margin for reportable segments	$6,555	$2,726
Central corporate expenses unallocated	(5,751)	(3,637)
Loss from operations of Enterprise business	—	(2,341)

Net income (loss)	$804	$(3,252)

The reconciliation of contribution margin to net income (loss) for the nine months ended September 30, 2004 and 2003 is as follows:

	September 30, 2004	September 30, 2003
Contribution margin for reportable segments	$16,990	$9,294
Central corporate expenses unallocated	(17,166)	(12,385)
Loss from operations of Enterprise business	(913)	(39,231)
Gain on disposal of Enterprise business	3,626	—

Net income (loss)	$2,537	$(42,322)

The reconciliation of other identifiable assets to total assets as of September 30, 2004 and 2003 is as follows:

	September 30, 2004	September 30, 2003
Other identifiable assets for reportable segments	$57,118	$25,734
Goodwill for reportable segments	33,346	6,349
Central corporate assets unallocated, including discontinued operations	37,864	62,788

Total assets	$128,328	$94,871

The Company distributes its technology both within the United States of America and internationally. The Company currently has international offices in Australia, Spain, Czech Republic, and Singapore. Revenues derived from international sources were approximately $5.7 million and $14.5 million for the three months and the nine months ended September 30, 2004, respectively, and approximately $2.9 million and $9.1 million for the three months and nine months ended September 30, 2003, respectively. At September 30, 2004 and 2003, the Company had international identifiable assets, including goodwill, of approximately $11.7 million and $6.2 million, respectively.

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

The Company operates primarily through three reportable segments: (i) Petroleum and Convenience Store, (ii) Hospitality and Food Service, and (iii) Entertainment. During 2003, the Company operated primarily through the Store Systems segment and the Enterprise Software Systems segment. The current business segments were implemented subsequent to the disposition of the Enterprise Software Systems segment, through a renewed focus on the Company’s vertical market strategy.

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

Acquisition of Aloha Technologies, Ltd.

In January 2004, the Company acquired substantially all of the assets of Aloha Technologies and certain affiliated entities (collectively, “Aloha”), a leading provider of point-of-sale (POS) systems for the hospitality/food service industry. The new division has become one of the premier technology providers for the hospitality industry, with key personnel from both Radiant and Aloha serving the industry. With this expansion, Radiant has greatly enhanced its presence in the hospitality industry, offering comprehensive solutions from advanced POS systems to self-service kiosks, customer loyalty systems, and integrated back-office solutions. With proven experience in large-scale enterprise deployments and an expansive reseller channel, Radiant is positioned to offer the leading solution for quick-service, table-service, and contract food service operators, from the largest multi-national chains to single-site businesses. Under the terms of the purchase agreement, the purchase price consisted of $11 million in cash, a five-year note in the principal amount of $19 million (subject to a post-closing adjustment), a one-year note in the principal amount of $1.7 million, 2,353,846 shares of restricted Radiant common stock at a market price of $6.50 on the announcement date, and the assumption of Aloha’s accounts payable, contractual obligations and certain other liabilities. Management anticipates the acquisition to be accretive and for the future cash flows to support the cash requirements of the notes associated with the transaction.

The Company recorded goodwill of $24.7 million related to the acquisition and intangible assets of $26.1 million as further described in note 2 to the accompanying financial statements.

Disposition of the Enterprise Software Systems Segment

In January 2004, the Company completed a tax-free split-off of the Company’s Enterprise Software Systems (“Enterprise”) Business, now known as BlueCube Software, to Erez Goren, the Company’s former Co-Chairman and Co-Chief Executive Officer. Pursuant to the terms of the Share Exchange Agreement under which the split-off was effected, Radiant contributed specified assets and liabilities of the enterprise software business, together with $4.0 million in cash, to BlueCube, and then transferred all of the shares of BlueCube to Erez Goren in exchange for the redemption of 2.0 million shares of common stock of the Company, valued at $16.3 million. The shares redeemed represented approximately 7.0% of the Company’s outstanding shares. The consideration for the transaction was determined based on negotiations between the special committee of the Company’s independent directors and Mr. Goren. At the completion of this transaction, Mr. Goren resigned as Co-Chairman and Co-Chief Executive Officer of Radiant and as a member of the Company’s Board of Directors. Under certain customer agreements Radiant has retained the obligation to perform contract obligations that have been subcontracted to the new company. As further described in note 2 to the consolidated financial statements, the separation agreement provides for a shared liability for contract claims of specified contracts over the initial 18 month term of the separation. Management does not believe that liabilities under these agreements are likely but they do represent a potential risk for the Company. The Company believes that the disposition of the Enterprise Software Systems segment will materially improve the Company’s near term profits and cash flow while preserving the opportunity to sell and market the Enterprise Productivity Software Suite through a reseller agreement with the new company.

Radiant has agreed to sublease a portion of its property, currently under an operating lease, to the new company, now known as BlueCube Software, Inc. (“BlueCube”). This sublease will expire concurrently with Radiant’s operating lease on the property in January 2013. BlueCube has the right to early termination beginning on January 31, 2007, and must provide Radiant with an 18 month notice that early termination will occur. Aggregate future minimum lease payments under this sublease agreement as of September 30, 2004, are approximately: $400,000 in 2004, $1.3 million in 2005, $1.5 million for years 2006 through 2010, and a total of $3.0 million over the remaining 25 months of the lease. In conjunction with this sublease agreement, Radiant and BlueCube entered into a right of refusal and option agreement pertaining to real property currently owned by Radiant and adjacent to the property being subleased by BlueCube. Under this agreement, BlueCube has an option to purchase the real property at a stated value, which management believes is the fair value at the time of the split-off. BlueCube has the right of refusal if Radiant obtains an offer to sell the real property to another party. The exercising of this right will result in BlueCube purchasing the real property at a price based on a formula and the third-party offer obtained by Radiant. This agreement is subordinate to a preexisting right of first refusal with a third-party.

The Company reported a gain on the disposition of the Enterprise Software Systems segment of $3.6 million as further described in note 2 to the accompanying financial statements. The operating revenues and expenses for the Enterprise Software Systems segment for the one month ended January 31, 2004 and for the three and nine months ended September 30, 2003, are reported as a net loss of $913,000, $2.3 million and $39.2 million, respectively, in discontinued operations on the consolidated income statement as further described in note 2. The following discussions relating to our results of operations describe our continuing operations only.

Results of Operations

Three months and nine months ended September 30, 2004 compared to the three months and nine months ended September 30, 2003

System Sales. The Company derives the majority of its revenues from sales and licensing fees for its point-of-sale hardware, software and site management software solutions. Throughout 2003, system sales declined due to decreases in demand as a result of economic conditions. However, the Company has begun to see improvements in demand during 2004 resulting in annual and sequential period growth.

Systems sales for the third quarter of 2004 were $20.3 million, an increase of 91% from the same period in 2003, and an increase of 24% over the prior three month period ended June 30, 2004 (“the second quarter”). For the nine months ended September 30, 2004 (“fiscal period”), system sales were $48.2 million, an increase of 45% over the same period in 2003.

The increase from the second quarter 2004 was primarily due to the continued success of our new hardware products into our current direct and reseller markets and the increasing product demand throughout the hospitality industry. Hardware and software revenues increased 28% and 17%, respectively, quarter over quarter. The year over year revenues were also improved due to the additional software license sales associated with the addition of Aloha, use of the hospitality re-seller channel for additional sales and improved demand.

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

During the third quarter of 2004, client support, maintenance, and other services increased $2.6 million or 20% over the same period in 2003 and have remained flat as compared to the second quarter of 2004. For the fiscal period, client support, maintenance and other services revenues increased 23% over the same period in 2003.

Consulting and custom development revenues decreased approximately 13% from the second quarter of 2004 to a level that is comparable to the first quarter of 2004. This decrease is due primarily to a significant consulting project in the second quarter that was completed at the beginning of the third quarter of 2004. This decrease is offset by the 27% increase in subscription revenue quarter over quarter. This increase is primarily due to the continued marketing of the hospitality subscription product. Support and maintenance revenues have remained relatively flat as compared to the second quarter 2004. The year over year quarterly and year to date revenue increases are primarily due to the addition of software support and maintenance revenues from the acquisition of Aloha.

Margins on System Sales. Cost of system sales consists primarily of hardware and peripherals for site-based systems, amortization of software costs and labor. All costs, other than amortization, are expensed as products are shipped, while software amortization is expensed at the greater of straight line amortization or proportion to sales volume.

The gross margin percentage on system sales during the third quarter was 49% compared to a gross margin percentage of 52% in the second quarter of 2004 and a gross margin percentage of 42% for the third quarter 2003. The gross margin percentage for the fiscal period was 51% compared to a gross margin percentage of 43% over the same period in 2003.

The decrease in the gross margin percentage from the second quarter was primarily attributable to a sales mix that included more hardware sales in the third quarter than in the previous quarter. The year over year quarterly and year to date gross margin percentage increases are primarily due to the additional license sales resulting from the acquisition of Aloha which has resulted in the systems sales product mix moving from an 81% to 19% split between hardware and software sales in the 2003 fiscal period to a product mix of 65% to 35% in the 2004 fiscal period. The increase in the gross margin is also attributable to several software products becoming fully amortized in late 2003 and early 2004. Offsetting a portion of the margin increases attributable to software revenues is the decrease in hardware margins during the 2004 fiscal period due primarily to the increased competitiveness around this product line.

Margins on Client Support, Maintenance and Other Services. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations.

The gross margin percentage on service sales during the third quarter was 33% compared to a gross margin percentage of 38% in the second quarter of 2004 and a gross margin percentage of 30% for the third quarter 2003. The gross margin percentage for the fiscal period was 38% compared to a gross margin percentage of 35% over the same period in 2003.

The decrease in the gross margin percentage from the second quarter was primarily attributable to a major software project being released in the beginning of the third quarter. Personnel expenses associated with this project were capitalized during the second quarter 2004. Personnel assigned to this project were reassigned to software maintenance projects for the third quarter and, as such, costs were expensed as incurred. The year over year quarterly and year to date gross margin percentage increases are due primarily to the Company becoming more efficient in providing services to our customers and the acquisition of Aloha.

Product Development Expenses. Product development expenses consist primarily of wages and materials expended on product development efforts excluding any development expenses related to associated revenues which are included in costs of client support, maintenance and other services.

During the third quarter of 2004, product development expenses increased 15% to $3.1 million from 2.7 million for the third quarter of 2003 and for the fiscal period, product development expenses increased to $9.8 million, a 32% increase over the same period in 2003. As compared with the second quarter of 2004, product development expenditures in the third quarter of 2004 remained flat. Product development expense as a percentage of total revenues remained relatively constant at 9% in the quarter and 10% for the fiscal period as compared to 11% and 10% for the same periods in 2003, respectively. The increase in product development expenditures from 2003 is the result of the acquisition of Aloha and the associated product development expense.

Sales and Marketing Expenses. Sales and marketing expenses increased 8% from the second quarter of 2004 and have increased 54% for the same period in 2003. For the fiscal period, sales and marketing expenses have increased 25% over the same period in 2003. Sales and marketing expenses as a percentage of total revenues remained relatively constant at 13% in the quarter and 15% for the fiscal period as compared to 13% and 16% for the same periods in 2003, respectively.

Depreciation and Amortization. Depreciation and amortization expenses increased $1.4 million during the third quarter 2004 and $3.8 million for the 2004 fiscal period compared to the same periods in 2003 due primarily to the addition of $26.1 million of intangible assets acquired in the acquisition of Aloha and being amortized over the useful lives.

General and Administrative Expenses. General and administrative expenses decreased 13%, from the second quarter of 2004 and have increased 38% for the same period in 2003. For the fiscal period, general and administrative expenses have increased 46% over the same period in 2003. General and administrative expenses as a percentage of total revenues have remained relatively constant at 11% in the quarter and 13% for the fiscal period as compared to 12% and 11% for the same periods in 2003, respectively. The year over year increases were due primarily to the acquisition of Aloha and increased professional services fees in connection with the implementation of Sarbanes-Oxley section 404.

Interest and Other Expense, Net. The Company’s net interest expense includes interest expense incurred on its long-term debt, less interest income derived from the investment of its cash and cash equivalents. Net interest and other expense increased to $256,000 and $690,000 during the third quarter and fiscal period of 2004, respectively, compared to net interest and other income of $171,000 and $428,000 for the same periods in 2003, respectively. The increase in net interest expense resulted from a reduced balance of cash and investments as well as the addition of interest bearing long term notes payable associated with the acquisition of Aloha Technologies. The increase from the second quarter 2004, net interest and other expense of $222,000, was due to the increase in the Prime rate during the third quarter which resulted in higher interest payments on the Company’s long-term debt.

Liquidity and Capital Resources

The Company’s working capital has remained flat at $17.7 million at September 30, 2004 as compared to June 30, 2004. However, working capital has decreased $26.8 million, or 60%, as compared to December 31, 2003. This decrease was due primarily to cash outflows and accrued liabilities of approximately $12.0 million associated with the disposition of the Enterprise business and cash and notes of $13.4 million issued in connection with the acquisition of Aloha Technologies. The Company has historically funded its business through cash generated by operations. Cash provided by operating activities from continuing operations during the fiscal period was $7.8 million compared to $7.5 million during the same period in 2003. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases various equipment and furniture under a four-year capital lease agreement. The capital lease runs until March 31, 2005. Aggregate future minimum lease payments under the capital lease and non-cancelable operating leases as of September 30, 2004 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
Capital Lease Obligations	$338	$338	$—	$—	$—
Operating Leases	38,452	6,192	9,722	8,881	13,657
Other Obligations:
Notes Payable - Aloha Technologies Acquisition(1)	19,265	5,527	12,243	1,495	—
Enterprise Divestiture (2)	1,719	1,719	—	—	—

Total Contractual Cash Obligations	$59,774	$13,776	$21,965	$10,376	$13,657

(1)	See footnote 5 of the condensed consolidated financial statements for further explanation
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

Goodwill and Intangible Assets

The Company has significant intangible assets related to goodwill and other acquired intangibles as well as capitalized software costs. In assessing the recoverability of goodwill and other intangible assets, the Company must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, the Company will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which houses goodwill to that reporting unit’s fair value. The fair value of the reporting units is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting units’ estimated fair value exceeds the reporting units’ carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. If the Company determines that there is an impairment in either an intangible asset, or goodwill, as occurred during the second quarter 2003, the Company may be required to record an impairment charge in the reporting period in which the impairment is determined, which may have a negative impact on earnings.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents and long-term debt. During the third quarter 2004, the weighted average interest rate on its cash balances was approximately 1.31%. A 10.0% decrease in this rate would have impacted interest income by approximately $1,700, during the third quarter 2004. During the third quarter 2004, the weighted average interest rate on its long-term debt was approximately 5.3%. A 10.0% increase in this rate would have impacted interest expense by approximately $27,000, during the third quarter 2004.

As more fully explained in Note 8 of the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $5.7 million and $10.9 million during the nine months ended September 30, 2004 and 2003, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effects of foreign exchange rate fluctuations on the Company results of operations and financial position during the third quarter 2004 and 2003 were not material.

Item 4.  Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including our principal executive and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the principal executive and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. There have been no significant changes in our internal controls that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of shares of our common stock during the three months ended September 30, 2004:

Period	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under Publicly Announced Program
July	141,979	$7.21	—	—
August	—	—	—	—
September	—	—	—	—

(1)	Reflects shares from the former shareholders of Breeze Software Proprietary Limited (“Breeze”) that were issued in December 2003 in connection with additional consideration given for obtaining certain earnings milestones, pursuant to the Breeze acquisition agreement. At the Company’s option, cash at the value of the shares at the time of issuance was exchanged for the shares.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

(i) On August 6, 2004, the Company furnished a Current Report on Form 8-K regarding the press release announcing the Company’s financial results for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC

Dated: November 5, 2004	By:	/s/ Mark E. Haidet
Mark E. Haidet,
Chief Financial Officer
(Duly authorized officer and principal financial officer)