Form 10-K
period 2004-12-31
RADIANT SYSTEMS INC
filed 2005-03-15
CIK 845818

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission File No. 0-22065

RADIANT SYSTEMS, INC.

A Georgia Corporation

(IRS Employer Identification No. 11-2749765)

3925 Brookside Parkway

Alpharetta, Georgia 30022

(770) 576-6000

Securities Registered Pursuant to Section 12(b)

of the Securities Exchange Act of 1934:

None

Securities Registered Pursuant to Section 12(g)

of the Securities Exchange Act of 1934:

Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant on June 30, 2004 was approximately $79,083,947 based on the closing price ($4.69) of the registrant’s common stock as reported on The Nasdaq National Market on that date. For the purposes of this response, officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of February 25, 2005, 29,103,489 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to the shareholders in connection with the Registrant’s 2005 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this Report.

Forward-Looking Statements

This Annual Report on Form 10-K of Radiant Systems, Inc. and its subsidiaries (“Radiant,” “Company,” “we,” “us,” or “our”) contains forward-looking statements. All statements in this Annual Report on Form 10-K, including those made by the management of Radiant, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Radiant’s future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Risk Factors.” Other risks and uncertainties are disclosed in Radiant’s prior Securities and Exchange Commission (SEC) filings. These and many other factors could affect Radiant’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Radiant or on its behalf. Radiant undertakes no obligation to revise or update any forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Annual Report.

PART I

Item 1. Business.

General

Founded in 1985 and headquartered in Atlanta, Georgia, Radiant Systems, Inc. (the “Company” or “Radiant”) is a leading provider of store technology focused on the development, installation and delivery of solutions for managing site operations of retail and food service businesses.

Radiant focuses on delivering site management systems, including point-of-sale (POS), self-service kiosk, and back-office systems, designed specifically for the Company’s three reportable segments of Hospitality, Petroleum and Convenience Retail and Entertainment (for selected financial information about our business segments, see Note 14 to our consolidated financial statements contained elsewhere in this report). Radiant’s site management solutions include software products, site hardware, professional services and support services. Each product can be purchased independently or as a suite of integrated products to address the customer’s specific business needs. These products enable operators to drive top-line growth and improve bottom-line performance.

Radiant offers best-of-breed solutions designed for ease of integration with operators’ existing infrastructures. Radiant’s site management technology enables retail and food service operators to improve customer service while reducing costs. Radiant believes its approach to site management is unique in that its product solutions provide visibility and control at the site, field, and headquarters levels. Additionally, Radiant focuses on addressing the unique requirements of the highly specialized environments in which its customers operate. These environments require a high degree of reliability, specialized functionality, and peripheral compatibility. Using Radiant’s point-of-sale, customer self-service and back-office technology, businesses are able to improve customer service and loyalty, improve speed of service, increase revenue per transaction, and reduce fraud and shrink. Radiant’s full line of open, standards-based site management hardware allows operators to leverage advanced technology built specifically for the environment that they operate in.

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

In January 2004, Radiant completed the split-off of its enterprise software business, now known as BlueCube Software, to Erez Goren, the Company’s former Co-Chairman of the Board and Co-Chief Executive Officer. Radiant retained the right to sell and market the Enterprise Productivity Suite, including functionality such as workforce and supply chain management, through a reseller agreement with BlueCube Software. The disposition of the Enterprise segment has allowed the Company to focus its efforts on better serving its core markets and increase market penetration. This disposition has significantly improved the Company’s 2004 profits and cash flow.

Also in 2004, Radiant completed the acquisitions of Aloha Technologies, a leading provider of point-of-sale systems for the hospitality/food service industry, and ENeeds, the leading provider of Film Management software and services in the North American exhibition industry. These were strategic acquisitions to assist in developing Radiant’s Hospitality and Entertainment segments. To the extent that Radiant believes acquisitions or joint ventures can better position it to serve its current segments, it will continue to pursue such opportunities in the future.

Hospitality Segment

Food service operators today face a highly competitive and challenging environment in which consumers demand convenience and great service and have an increasing number of dining options at their disposal. To meet these challenges, food service operators require new technology that enables them to improve speed of service, manage site operations more efficiently, and reduce the total cost of technology ownership. Systems must permit employees to increase the speed and accuracy with which they take an order, prepare the food, and fill the order, often accommodating numerous concurrent orders at multiple table-top, counter-top or drive-through locations. Operators need solutions to better manage menu and pricing functions, recipes and inventory, and schedule and track labor. Additionally, food service operators need the ability to centrally manage changes across sites and brands. Above-store managers need access to timely operational information in order to proactively make good business decisions across all sites. The market for automated information and transaction systems for restaurants is typically more advanced than in the convenience store and entertainment markets, but is highly fragmented and includes a large number of proprietary, closed systems. Radiant believes its technology enables food service operators to improve speed of service, manage site operations more efficiently, and reduce the total cost of technology ownership thereby increasing profits and customer satisfaction.

Radiant provides solutions to meet the unique needs of various hospitality industry segments including fast food/quick service restaurants, table service restaurants, hotels, stadiums and resorts. Radiant’s hospitality solutions encompass point of sale systems and integrated back office systems, self-service kiosks, customer loyalty programs, electronic gift card management, comprehensive reporting and systems management and centralized data management.

With the acquisition in January 2004 of substantially all of the assets of Aloha Technologies, a leading provider of point-of-sale systems for the hospitality/ food service industry, and certain affiliated entities of Aloha (collectively, “Aloha”), Radiant enhanced its presence in the hospitality industry, offering comprehensive solutions from advanced POS systems to self-service kiosks, customer loyalty systems, and integrated back-office solutions. In addition, Radiant accelerated the building of third-party reseller relationships through the acquisition of Aloha, which has a fully developed reseller network focused on the food service market both domestically and internationally The combined Hospitality segment consisting of key Radiant and Aloha personnel has become one of the premier technology providers for the hospitality industry.

Customers who have licensed or purchased Radiant’s Hospitality products and services include Burger King Corporation, Dunkin’ Brands, Inc., The Krystal Company, New World Restaurant Group, Schlotzsky’s, Ltd., CEC Entertainment, Inc., Carlson Restaurants Worldwide, Chipotle Mexican Grill, Inc., Blimpie International, Inc., P. F. Chang’s China Bistro, Inc., Krispy Kreme Doughnut Corp., Chick-fil-A, Inc., Texas Roadhouse, Inc., Jamba Juice Company, RARE Hospitality International, Inc., Cosi, Inc., Damon’s International, Inc. and AFC Enterprises, Inc.

Petroleum and Convenience Retail Segment

Radiant’s petroleum and convenience retail segment provides site-oriented technologies such as point of sale, self service kiosk, outside payment terminals and integrated back office systems to petroleum and convenience retail operators worldwide. Additionally, Radiant’s system framework integrates with leading centralized pricebook management solutions. Radiant’s store technology helps petroleum and convenience retailers to manage fuel, merchandise sales, foodservice, electronic payments and customer loyalty programs. Radiant’s store technology solutions are designed to enable cost reductions and improve retailer operational efficiency while increasing customer satisfaction for retail customers.

In response to gross margin pressure, high employee turnover and extensive competition, convenience retailers are changing business models and pursuing new revenue channels including made-to-order food and expanded services such as car washes, lottery, and money orders. This shift has resulted in new growth opportunities for Radiant as convenience store operators require store automation to more efficiently manage their operations. High-volume retailers and grocery stores adding fuel and made-to-order food to their offerings represent additional growth opportunities for Radiant. As a result of the changes in the petroleum and convenience retail market, Radiant believes that its technology solutions will continue to have strong demand for the foreseeable future. Management also believes that based on the success of technology in recent years, and the positive return on investment associated with Radiant’s solutions, demand for new technology will remain strong from both new and existing customers.

Radiant believes that the international petroleum and convenience retail market represents an additional substantial growth opportunity. As of December 31, 2004, approximately 38% of Radiant’s Petroleum and Convenience Retail segment revenues were from international customers. Radiant’s Petroleum and Convenience Retail segment has over 1,500 customers worldwide. Customers who have licensed or purchased Radiant’s petroleum and convenience products and services include BP Amoco, p.l.c., ConocoPhillips, Holiday Stationstores, Kroger Corporation, Exxon Mobil Corporation, Royal Dutch/Shell Group of Companies, Repsol YPF, S.A., Sheetz, Inc., Speedway SuperAmerica, LLC, 7-Eleven Australia, Pty Ltd., Alimentation Couche-Tard, Amerada Hess and Wawa, Inc.

Entertainment Segment

Radiant’s entertainment solutions include innovative point of sale, self service kiosk and site management technology designed to help cinema operators drive growth and customer loyalty, while reducing costs and labor. Radiant’s solutions can be implemented individually and integrated with existing technology or deployed as an end-to-end system.

Radiant has a proven track record of delivering enhanced value for cinema operators including new offerings such as expanded concessions and foodservice, deploying self-service ticketing and concessions and implementing gift card programs. With over 36,000 cinema screens at more than 6,100 sites in the United States, cinema operators are focusing on implementing cost controls from headquarters. Radiant believes that cinema operators can improve customer service and profitability by implementing integrated site management systems that enable them to speed customer transactions, reduce lines, manage inventory, and schedule labor to meet variations in traffic. Due to the lack of end user market growth and Radiant’s high penetration in this segment, Radiant does not expect significant growth in this segment over the near term.

In April 2004, Radiant acquired E-Needs, the leading provider of Film Management software and services in the North American exhibition industry. Film Management is a critical component of exhibitors’ headquarters operations. The E-Needs acquisition will allow Radiant’s Entertainment segment to provide product and services to exhibition headquarters operations, thereby opening an incremental market opportunity. Other products and services will be built off of the E-Needs platform for above store operations. These capabilities will be a key differentiator in this competitive market going forward.

Radiant’s Entertainment segment has approximately 100 customers in the United States and Canada. Customers who have licensed or purchased Radiant’s entertainment products and services include AMC Entertainment, Lowes Cineplex Entertainment, Showcase Cinemas, The Marcus Corporation, Muvico Theaters, Wehrenberg Theatres and Mann Theatres.

Products and Services

Radiant provides a wide range of products and services to its customers in the hospitality and retail industries. The product strategy is to provide targeted solutions to each of these segments to allow customers to increase revenue through more frequent consumer visits, greater revenues per visit, faster transactions and more efficient site operations.

Point-of-Sale

Radiant’s point-of-sale systems increase speed and quality of service, minimize user training, and provide mission-critical reliability. The point-of-sale systems can be integrated with Radiant’s back-office system or third party back-office applications. Radiant’s point-of-sale software runs on IBM, NCR, PAR, WincorNixdorf, and Radiant hardware. Additionally, Radiant’s point-of-sale hardware supports Radiant point-of-sale software and third-party point-of-sale software products that adhere to open standards. Radiant’s point-of-sale terminals offer an open architecture, retail-hardened design, comprehensive support and return-to-service programs, and run on Windows CE, Windows XP, Windows XP Embedded, and Windows 2000.

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

Management believes consumer self-service kiosks allow food service and cinema operators to accelerate speed of service, increase revenues through suggestive up-selling, increase order accuracy, capture consumer information at the point-of-sale, increase labor productivity, and respond quickly to changing consumer preferences. Radiant’s customer self-service products help operators create a uniform and repeatable approach to customer service while improving revenue.

eServices Systems

Operators in all of our segments have varying requirements for back office systems—from the most basic site-based technology to the most advanced centralized back office system. In addition, many operators need to move up to next-generation point-of-sale products, but retain an adequate back office infrastructure. While Radiant has traditionally focused on serving large operators with very sophisticated back office requirements, management believes that Radiant can expand its market position by integrating its best-of-breed point-of-sale and customer self service technology with the Aloha developed eService systems or through leading third-party back-office systems. This will provide operators the flexibility to deploy the Radiant site management solution with basic site-based back-office capabilities, a powerful Web-based back office or an existing back office infrastructure.

Radiant’s headquarters-based management system permits store operators to manage individual sites from headquarters including inventory management, price book management, purchasing and receiving, decision support tools and reporting. Radiant’s back-office software provides operators with the capabilities to manage employees and inventory, automate daily reports, analyze costs, and forecast results. Additionally, these systems provide the means for operators to easily gather point-of-sale and management information including current sales monitoring.

Professional Services

Professional services are an essential component of the Radiant solution. Radiant’s professional services play a critical role in the successful design, implementation, application, installation and integration of Radiant’s solutions. Radiant’s professional services include consulting, customization, training and integration.

The market for Radiant’s professional services is intensely competitive. Radiant believes the principal competitive factors are the professional qualifications, expertise and experience of individual consultants. In the market for professional services, Radiant competes with Accenture, Ltd., Capgemini, Electronic Data Systems, Inc., International Business Machines and other systems integrators.

Maintenance and Client Support

Radiant offers client support on a 24-hour basis, a service that historically has been purchased by a majority of its clients which also entitles the client to product upgrades. In some cases, hardware support is provided by third parties. Radiant can remotely access its clients’ systems in order to perform quick diagnostics and provide on-line assistance. The annual support option is typically priced at a percentage of the software and hardware cost. Additionally, Radiant offers its clients hardware and software maintenance and unspecified software enhancements. Revenue from support and maintenance is recognized ratably over the term of the agreement.

Sales and Marketing

Through a focused and dedicated sales effort designed to address the requirements of the petroleum and convenience retail, food service, and entertainment industries, Radiant believes its sales force is positioned to understand its customers’ businesses, trends in the marketplace, competitive products, and opportunities for new product development. This allows Radiant to take a consultative approach to working with customers.

Radiant’s sales personnel focus on selling its technology solutions to major customers, both domestically and internationally. All sales personnel are compensated with a base salary and commission based on revenue quotas, gross margins, and other profitability measures.

A large portion of the food service and convenience store market is comprised of small businesses. Prior to 2004, Radiant primarily built its business on serving large operators. However, over the last several years, Radiant has increased investments in developing relationships with third party resellers to distribute their products. Radiant accelerated the building of these relationships in the hospitality/food service industry through the acquisition of Aloha, which has a fully developed reseller network focused on the food service market both domestically and internationally.

While serving and meeting the expectations of large operators remains a top priority, Radiant intends to serve the needs of all operators within its segments. To better serve the small to medium-size market, Radiant will continue to develop the reseller channel and package its solutions in a manner that is easy for operators to afford, implement, and support. Radiant’s strategy is to deliver rich products that are easy to implement and support, establish a strong presence within critical franchised brands, and support resellers with strong operational tools.

In 2004 the Company’s international revenues accounted for approximately 17.3% of total revenues. Management believes that this percentage can be increased substantially in the coming years. The growing number of large, multi-national companies who are among Radiant’s major North American customers together with its successful record of implementing solutions with retailers in Western Europe, Eastern Europe and Asia positions Radiant to make additional progress internationally in the future. Additionally, the majority of Radiant’s current business outside the United States has been in the petroleum and convenience retail market. Management believes there is opportunity for significant growth in the food service and entertainment markets outside the United States. Currently, Radiant has more than 100 employees in Europe, Asia and Australia. Radiant has previously executed international projects in Australia, Canada, Spain, the Czech Republic, Hong Kong, Hungary, Japan, Macau, Malaysia, Poland, Slovakia, Sweden, Switzerland, Thailand, Trinidad and Tobago and the United Kingdom. Radiant currently has offices in Melbourne, Prague, and Singapore and representation in the United Kingdom, Spain and Central and South America.

To date, Radiant’s primary marketing objectives have been to increase awareness of Radiant’s technology solutions and generate sales leads. To this end, Radiant attends industry trade shows, conducts direct marketing programs, and selectively advertises in industry publications. Radiant intends to increase its sales and marketing activities both domestically and internationally. Additionally, Radiant intends to continue expanding an independent distribution network to sell and service its products to certain segments of the domestic and international markets.

Radiant’s business is usually seasonal and cyclical in nature, based on the capital equipment investment patterns of its customers. These expenditure patterns are based on many factors, including customer capital expenditure budget constraints, the development of new technologies, global and regional economic conditions, changes in the pricing and promotion policies of the Company and its competitors and domestic and international holidays.

During 2004, 2003 and 2002, no one customer made up 10% or more of the Company’s revenues. In 2004, the Company was party to certain contracts with the U.S. Government, which contained standard termination for convenience clauses. The Company does not anticipate any material adverse financial impact if the U.S. Government elects to exercise its rights under this termination clause.

Product Development

The products sold by the Company are subject to rapid and continual technological change. Products available from the Company, as well as from its competitors, have increasingly offered a wider range of features and capabilities. The Company believes that in order to compete effectively in its selected markets, it must provide compatible systems incorporating new technologies at competitive prices. In order to achieve this, the Company has made a substantial ongoing commitment to research and development. During 2004, 2003 and 2002, Radiant incurred approximately $14.8 million, $12.1 million and $11.8 million, respectively in product development costs.

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

Radiant is currently designing, coding and testing a number of new products and developing expanded functionality of its current products that will be important for it to remain competitive. In addition, Radiant strives to achieve compatibility between its products and products that are, or that Radiant believes will become, popular and widely adopted.

Manufacturing, Raw Materials and Supplies

Radiant’s manufacturing activities consist primarily of assembling various commercial and proprietary components into finished systems in Georgia. Manufacturing requires some raw materials, including a wide variety of mechanical and electrical components, to be manufactured to Radiant’s specifications. Radiant uses numerous companies to supply parts, components and subassemblies for the manufacture and support of its products. Although Radiant makes reasonable efforts to assure that parts are available from multiple qualified suppliers, this is not always possible. Accordingly, some key parts may be obtained only from a single supplier or a limited group of suppliers. Radiant has sought, and will continue to seek, to minimize the risk of production and service interruptions and/or shortages of key parts by: (1) qualifying and selecting alternate suppliers for key parts; (2) monitoring the financial condition of key suppliers; (3) maintaining appropriate inventories of key parts; and (4) qualifying new parts on a timely basis.

Market Background and Trends

Successful retail and food service operators increasingly require information systems that capture detailed consumer activity data at the point-of-sale and store and transport that data in an easy-to-access fashion. Early technology innovators in the retail and food service industries deployed robust, integrated information systems at the point-of-sale and used the information to react quickly to changing consumer preferences, ultimately gaining market share in the process. In addition, integrated information systems helped these early innovators achieve operational efficiencies. Many large national retail and food service companies have followed suit by investing in proprietary information systems.

For many types of retail and food service operators, however, this type of information system did not make economic or business sense. In particular, merchants with a large number of relatively small sites, such as convenience stores, petroleum retail sites, and food service and entertainment venues, generally have not been able to cost-effectively develop and deploy sophisticated, enterprise-wide information systems. Economic and standardization problems for these markets are exacerbated by the fact that many sites operate as franchises, dealerships or under other decentralized ownership and control structures. Without an investment in technology, these operators continue to depend on labor and paper to process transactions. Radiant’s management believes that high labor costs, lack of centralized management control of distributed sites, and inadequate informational reporting, together with emerging technology trends, have caused many of these retail and food service businesses to reexamine how technology solutions can benefit their operations.

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

Economic Conditions within the Market Place

In the early 2000’s, Radiant was impacted both directly and indirectly by declining global economic conditions. The retail industry was cautious of investment in information technology during difficult economic times which resulted in reduced budgets and spending. This impacted Radiant through reduced revenues, elongated selling cycles, delay in product implementation and increased competitive margin pressure. While these impacts have occurred in recent periods, the longer term impact has been on technology spending habits. The general economic conditions are showing definite signs of improvement; however, buying patterns have changed. Demand has shifted from large scale enterprise wide investments to more targeted investments with quicker deployment requirements. As a result, Radiant expects its revenue base to shift from primarily large dollar purchases by a limited number of customers to a mix of smaller sized purchases by an increased number of customers in a given period. In addition, pricing has been cut by competitors creating the potential for long-term reductions in product margins. Radiant’s expectations for future periods are based on its current view that the major global markets will continue to experience an improvement in economic conditions. Given the uncertain nature of the economic environment, these trends could change quickly and have a direct impact on Radiant’s results.

Competition

The markets in which Radiant operates are intensely competitive. Radiant believes the principal competitive factors include product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use and quality of support and degree of integration effort required with other systems.

Within the retail market, Radiant believes it is uniquely positioned with its exclusive focus on providing site management systems for petroleum and convenience, food service, and entertainment businesses and Radiant’s ability to commercialize its technology and continually improve its products, processes and services, as well as its ability to develop new products that meet constantly evolving customer requirements. Radiant competitors include International Business Machines, Corp., NCR Corporation, VeriFone, Inc. (owned by Gores Technology Group, an international acquisition and management company), Dresser Wayne, Retalix, Ltd., Pacer/CATS (owned by Clarity Commerce Solutions plc), Micros Systems, Inc., Par Technology Corporation, Danaher Corporation, Panasonic, The Pinnacle Corporation, InfoGenesis, and others that provide point-of-sale and site management systems with varying degrees of functionality.

The Company could also be faced with new market entrants attempting to develop fully integrated systems targeting the retail industry. Radiant believes the risk of this happening is small due to the significant amount of time and effort required to create point-of-sale and back-office headquarters-based management systems and due to the detailed knowledge required of a retailer’s operations at local sites and headquarters to duplicate the functionality of these products.

In the market for consulting services, the Company competes with various companies. See “Products and Services — Professional Services” for additional information. Many of the Company’s existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company.

Proprietary Rights

Radiant’s success and ability to compete is dependent in part upon its proprietary technology, including its software source code. To protect its proprietary technology, Radiant relies on a combination of trade secret, nondisclosure, copyright and patent law, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although Radiant relies on the limited protection afforded by such intellectual property laws, it also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable maintenance are essential to establishing and maintaining a technology leadership position. Radiant presently has four patents and two patents pending. The source code for Radiant’s various proprietary software products is protected both as a trade secret and as a copyrighted work. Radiant generally enters into confidentiality or license agreements with its employees, consultants and customers and generally controls access to and distribution of its software, documentation and other proprietary information. Although Radiant restricts its customers’ use of Radiant’s software and does not permit the resale, sublicense or other transfer of such software, there can be no assurance that unauthorized use of Radiant’s technology will not occur.

Despite the measures taken by Radiant to protect its proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of Radiant’s products or to obtain and use information that Radiant regards as proprietary. Policing unauthorized use of Radiant’s products is difficult. In addition, litigation may be necessary in the future to enforce Radiant’s intellectual property rights, such as to protect Radiant’s trade secrets, to determine the validity and scope of Radiant’s or others’ proprietary rights, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on Radiant’s business, operating results and financial condition.

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

Employees

As of December 31, 2004, Radiant employed 798 persons. None of Radiant’s employees is represented by a collective bargaining agreement nor has Radiant experienced any work stoppages. Radiant considers its relations with its employees to be good.

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

Environmental Matters

The Company believes that it is in compliance in all material respects with all applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position with respect to any of its operations.

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

Risk Factors

In addition to the other information contained in this Report, the following risks should be considered carefully in evaluating Radiant and its business.

The Company has generated operating losses in the past and an investment in the Company’s common stock is extremely speculative and involves a high degree of risk.

The Company anticipates that completing its products under development, and marketing existing products and new releases will require additional ongoing expenditures, while the majority of the Company’s revenues are not guaranteed. Accordingly, an investment in the Company’s common stock is extremely speculative in nature and involves a high degree of risk.

The Company’s revenues are significantly concentrated in the convenience store and the hospitality and food service markets and the demand for the Company’s products and services in these markets could be disproportionately affected by instability or a downturn in either market. In the convenience store market, the Company is highly dependent on a limited number of clients, the loss of one or more of which could have a material adverse effect on its business, operating results and financial condition.

Approximately 40.1%, 55.3% and 60.0% of the Company’s total revenues for the years ended December 31, 2004, 2003 and 2002, respectively, were attributed to the convenience store market and approximately 43.9%, 20.8% and 19.4% of the Company’s total revenues for the years ended December 31, 2004, 2003 and 2002, respectively were attributed to the hospitality and food service market. The hospitality and food service and convenience store markets are affected by a variety of factors, including global and regional instability, governmental policy and regulation, natural disasters, consumer buying habits, consolidation in the petroleum industry, war and general economic conditions. Adverse developments in either market could materially and adversely affect the Company’s business, operating results and financial condition. In addition, the Company believes the purchase of its products is relatively discretionary and generally involves a significant commitment of capital, because purchases of the Company’s products are often accompanied by large scale hardware purchases. As a result, although the Company believes its products can assist food service operators and convenience stores in a competitive environment, demand for the Company’s products and services could be disproportionately affected by instability or downturns in the hospitality and food service market and/or convenience store market which may cause clients to exit the industry or delay, cancel or reduce planned for information management systems and software products.

During the years ended December 31, 2004, 2003 and 2002, approximately 23.5%, 25.6% and 29.9%, respectively, of the Company’s revenues were derived from five convenience store clients. The loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results and financial condition.

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

As part of its operating history and growth strategy, the Company has acquired other businesses. In the future, the Company may continue to seek acquisition candidates in selected markets and from time to time it engages in exploratory discussions with suitable candidates. There can be no assurance, however, that the Company will be able to identify and acquire targeted businesses or obtain efinancing for such acquisitions on satisfactory terms. The process of integrating acquired businesses into the Company’s operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management attention. In particular, the integration of acquired technologies with the Company’s existing products could cause delays in the introduction of new products. In connection with future acquisitions, the Company may incur significant charges to earnings as a result of, among other things, the write-off of purchased research and development. Future acquisitions may be financed through the issuance of common stock, which may dilute the ownership of the Company’s shareholders, or through the incurrence of additional indebtedness. Furthermore, there can be no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of making acquisitions or making suitable acquisitions unattainable.

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

The Company sells systems and services to a limited number of large clients. During 2004, approximately 26.1% of the Company’s revenues were derived from five clients while, during 2003 and 2002 approximately 28.9% and 32.7%, respectively, of the Company’s revenues were derived from five clients. There can be no assurance that the loss of one or more of these clients will not have a material adverse effect on the Company’s business, operating results and financial condition.

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

The market for retail information systems is intensely competitive. The Company believes the principal competitive factors in such market are product quality, reliability, performance and price, vendor and product reputation, financial stability, features and functions, ease of use and quality of support and degree of integration effort required with other systems. A number of companies offer competitive products addressing certain of the Company’s target markets. See “Business Segments” for further information about the Company’s competitors. In addition, the Company believes that new market entrants may attempt to develop fully integrated systems targeting the retail industry. In the market for consulting services, the Company competes with various systems integrators. Many of the Company’s existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company’s business, operating results and financial condition.

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

The Company’s international revenues represented 17.3% or $23.3 million of the Company’s total revenues in 2004 and the Company continues to invest in expanding its international operations. The global reach of the Company’s business could cause it to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in domestic locations. The following factors, among others, present risks that could have an adverse impact on the Company’s business operating results and financial condition:

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

The loss of key personnel could have a material adverse effect on the Company.

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

The Company’s executive officers collectively owned approximately 21.7% of the Company’s outstanding common stock as of February 25, 2005. Consequently, together they continue to be able to exert significant influence over the election of the Company’s directors, the outcome of most corporate actions requiring shareholder approval and the business of the Company.

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

Item 2. Properties.

Domestic offices

The Company has leases for space in three principal facilities with a total of approximately 226,000 square feet in Alpharetta, Georgia. Of this amount, Radiant subleases to a third party approximately 76,000 square feet. The sublease expires concurrently with Radiant’s lease on the property in 2013. The other lease agreements expire in 2010 and 2013. The Company has an additional lease agreement for a building in Alpharetta, Georgia, which houses its Integration Operations, with approximately 102,000 square feet. This lease agreement expires in 2011.

The Company also has a lease agreement for its facility in Dallas, Texas, with approximately 42,000 square feet. This lease agreement expires in 2007.

International offices

The Company has leases in three principal facilities with a total of approximately 17,000 square feet in Geelong, Australia. The lease agreements expire in 2005. Additionally, to satisfy other sales, service and support and product development needs, the Company leases space in Singapore and Prague, Czech Republic.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock has traded on The Nasdaq National Market under the symbol “RADS” since the Company’s initial public offering on February 13, 1997. The following table sets forth the high and low bid prices per share for the common stock for the periods indicated as reported by The Nasdaq National Market.

Year ended December 31, 2004	High	Low
First Quarter	$8.49	$4.90
Second Quarter	6.27	4.00
Third Quarter	4.68	3.73
Fourth Quarter	6.93	4.03

Year ended December 31, 2003	High	Low
First Quarter	$10.35	$6.22
Second Quarter	7.77	5.66
Third Quarter	7.04	5.00
Fourth Quarter	8.50	6.06

As of March 2, 2005 there were 178 holders of record of the Company’s common stock. Management of the Company believes that there are in excess of 4,500 beneficial holders of its common stock. The closing price for the stock on this date was $8.02.

Dividends

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

Item 6. Selected Consolidated Financial Data.

The following table sets forth selected consolidated financial data of the Company for each of its five most recent fiscal years which have been derived from the consolidated financial statements of the Company. As a result of the Company’s disposal of its Enterprise segment and operations in the first quarter of 2004, the Company’s previously reported consolidated statement of operations data for the years ended December 31, 2003, 2002, 2001 and 2000 have been restated to present the discontinued Enterprise segment and operations separate from continuing operations. See Note 4 to the consolidated financial statements for further explanation. The financial data for the year ended December 31, 2004 includes Radiant’s acquisition of Aloha Technologies and certain affiliated entities (collectively, “Aloha”) which took place in January 2004. See Note 4 to the consolidated financial statements for further explanation. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and the notes thereto included elsewhere herein.

	Year Ended December 31,
(in thousands, except per share data)	2004	2003	2002	2001 (unaudited)	2000 (unaudited)
Statement of Operations Data:
Revenues	$134,874	$93,937	$124,855	$122,024	$119,532

Income (loss) from continuing operations	1,475	(5,955)	5,030	5,407	9,482

Income (loss) from discontinued Enterprise business, net	2,713	(41,776)	1,511	(5,835)	(2,701)

Net income (loss)	4,188	(47,731)	6,541	(428)	6,781

Income (loss) per share from continuing operations:
Basic income (loss) per share (1)	$0.05	$(0.21)	$0.18	$0.20	$0.35

Diluted income (loss) per share (1)	$0.05	$(0.21)	$0.18	$0.19	$0.32

Net income (loss) per share:
Basic income (loss) per share (1)	$0.15	$(1.71)	$(0.24)	$(0.02)	$0.24

Diluted income (loss) per share (1)	$0.14	$(1.71)	$(0.23)	$(0.02)	$0.23

	December 31,
	2004	2003	2002	2001 (unaudited)	2000 (unaudited)
Balance Sheet Data:
Working capital	$19,186	$44,529	$66,201	$55,205	$70,882
Total assets	129,754	92,704	145,256	125,162	131,261
Long-term debt, including current portion	18,553	660	1,151	1,610	—
Shareholders’ equity	73,307	66,923	114,710	103,614	108,387

On April 1, 2000 the Company effected a 3-for-2 stock split. All historical shares and weighted average shares have been restated to account for this split.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of Radiant’s business and results of operations. This MD&A should be read in conjunction with Radiant’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. MD&A consists of the following sections:

•	Overview: a summary of Radiant’s business, measurements and opportunities.

•	Results of Operations: a discussion of operating results

•	Financial Condition, Liquidity and Capital Resources: an analysis of cash flows, sources and uses of cash, contractual obligations and financial position

•	Critical Accounting Policies: a discussion of critical accounting policies that require the exercise of judgments and estimates

•	Recent Accounting Pronouncements: a summary of recent accounting pronouncements and the effects on the Company

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

The Company operates primarily through three reportable segments: (i) Petroleum and Convenience Retail, (ii) Hospitality, and (iii) Entertainment. The current business segments were implemented subsequent to the disposition of the Enterprise Software Systems segment, through a renewed focus on the Company’s vertical market strategy.

Radiant’s financial performance during 2004 was positively impacted by strategic decisions designed to generate future revenue and operating income growth. The most significant factors that affected Radiant’s results of operations and financial condition during 2004 included the following:

•	The acquisition of Aloha Technologies and certain affiliated entities and ENeeds, Inc.;

•	The disposition of the Company’s Enterprise business (which resulted in the restatement of prior year financial information to present the Enterprise business as a discontinued operation);

•	Increased efficiency in providing services; and

•	Continued expansion into international markets.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operation items to total revenues:

	Year ended December 31,
	2004	2003	2002
Revenues:
System sales	53.5%	45.7%	57.3%
Client support, maintenance and other services	46.5	54.3	42.7

Total revenues	100.0	100.0	100.0
Cost of revenues:
System sales	27.1	26.6	31.6
Impairment of capitalized software and acquired software technology	0.0	1.5	0.0
Client support, maintenance and other services	29.2	34.8	25.9

Total cost of revenues	56.3	62.9	57.5

Gross profit	43.7	37.1	42.5
Operating expenses:
Product development	9.5	10.9	8.3
Sales and marketing	13.7	15.2	14.7
Depreciation of fixed assets	2.8	3.6	3.1
Amortization of intangible assets	3.6	0.0	0.0
Non-recurring charges	0.0	1.3	0.0
General and administrative	12.1	11.3	9.2

Income (loss) from operations	2.0	(5.1)	7.1
Interest and other expense (income), net	0.8	(0.6)	(0.6)

Income (loss) from continuing operations before income tax provision	1.2	(4.5)	7.7
Income tax provision	0.1	1.8	3.7

Net income (loss)	3.1%	(50.8)%	5.2%

Year ended December 31, 2004 compared to year ended December 31, 2003

Radiant had a diluted net income from continuing operations of $0.05 per common share in 2004, compared with a diluted net loss from continuing operations of $0.21 per common share in 2003. This increase was due to a 14.8% organic increase in revenue within the Company’s segments and the purchase of Aloha Technologies in January 2004.

The Company’s revenues increased during the year ended December 31, 2004 by approximately $40.9 million, or 44%, compared to the year ended December 31, 2003 primarily due to additional software license sales associated with our acquisition of Aloha, use of the hospitality re-seller channel for additional sales, the continued success of selling our new hardware products into our current direct and reseller markets and improved product demand throughout the hospitality and petroleum and convenience retail industries.

System sales. The Company derives the majority of its revenues from sales and licensing fees for its point-of-sale hardware, software and site management software solutions. Throughout 2003, system sales declined due to decreases in demand as a result of economic conditions. However, demand improved during 2004 resulting in annual growth for the Company. System sales for 2004 were $72.2 million, an increase of $29.3 million from 2003. The increase is primarily due to additional software license sales associated with our acquisition of Aloha in January 2004, use of the hospitality re-seller channel for additional sales, the continued success of selling our new hardware products into our current direct and reseller markets and improved product demand throughout the hospitality industry.

Client support, maintenance and other services. The Company also derives revenues from client support, maintenance and other services including training, custom software development, subscription and hosting, and implementation services (professional services). The majority of these revenues is from support and maintenance and is structured on a recurring revenue basis associated with installed sites in the field, while additional professional services are associated with projects related to new sales or implementation of products. Client support, maintenance and other services increased 23% from 2003 primarily due to the addition of software support and maintenance revenues from the acquisition of Aloha and the additional services provided due to the increase in the number of sites where Radiant products were installed.

System sales gross profit. Cost of system sales consists primarily of hardware and peripherals for site-based systems, amortization of software costs and labor. All costs, other than amortization, are expensed as products are shipped, while software amortization is expensed at the greater of straight line amortization or proportion to sales volume.

System sales gross profit increased during 2004 by approximately $19.1 million, or 116%, and the gross margin percentage increased 11% to 49% for 2004 compared to 2003. The systems gross profit during 2003 includes a non-recurring charge of approximately $1.4 million. The increase in the gross profit percentage is primarily due to the mix of our hardware and software product lines and an increased number of software licenses sold during 2004 compared to 2003 due to the acquisition of Aloha. The increase was also attributable to several software products becoming fully amortized in late 2003 and early 2004. In the second half of 2004, we began to see the gross margin in system sales decrease due to the change in mix between our hardware and software product lines, primarily due to the additional hardware sales within our reseller channel. We believe the fourth quarter systems sales gross margin percentage of 45% will be indicative of our future gross margin percentage for system sales.

Client support, maintenance and other services gross profit. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations.

The gross profit percentage on service sales remained relatively constant at 37% and 36% for 2004 and 2003, respectively. The increase is primarily due to improved efficiency in providing client support, maintenance and other services to our customers and the acquisition of Aloha. We believe these percentages will remain constant or improve in the future based on better absorption of fixed costs.

Segment Revenues: Total revenues in the Hospitality and Food Service business segment increased by approximately $39.7 million to $59.2 million from $19.5 million in 2003 primarily due to our acquisition of Aloha in January 2004, use of the re-seller channel for additional sales into the hospitality market and improved demand throughout the industry. Total revenues in the Petroleum and Convenience Retail business segment increased by approximately $2.1 million, or 4%, to $54.1 million primarily due to improved demand throughout the petroleum and convenience retail industry. Our Entertainment business segment revenues decreased by approximately $1.5 million, or 7%, to $19.0 million primarily due to a decrease in demand.

Total operating expenses. The Company’s total operating expenses increased during 2004 by approximately $16.6 million, or 42%, compared to 2003 due to the following:

•	Product development expenses. Product development expenses consist primarily of wages and materials expended on product development efforts excluding any development expenses related to associated revenues which are included in costs of client support, maintenance and other services. Product development expenses increased during 2004 by approximately $2.6 million, or 26%, compared to 2003 primarily due to additional product development expense from our acquisition of Aloha in January 2004. Product development expense as a percentage of revenue remained relatively constant at 10% and 11% for 2004 and 2003, respectively.

•	Sales and marketing expenses. Sales and marketing expenses increased by approximately $4.2 million, or 29%, compared to 2003 primarily due to additional sales and marketing expense related to product/trade shows, increased advertising expense and our acquisition of Aloha in January 2004. Sales and marketing expenses as a percentage of revenue remained relatively constant at 14% and 15% for 2004 and 2003, respectively.

•	Depreciation of fixed assets and Amortization of intangible assets. Depreciation and amortization expense increased during 2004 by approximately $5.3 million as compared to 2003 primarily due to additional amortization of $4.9 million related to $24.8 million of amortizable intangible assets we acquired as part of the Aloha acquisition in January 2004.

•	General and administrative expenses. General and administrative expenses increased by approximately $5.7 million, or 54%, compared to 2003 primarily due to the acquisition of Aloha in January 2004, increased professional fees in connection with the implementation of Sarbanes-Oxley section 404 and increased bonus and commission expense reflective of the Company’s growth and positive results in 2004. General and administrative expenses as a percentage of total revenue have remained relatively constant at 12% and 11% for 2004 and 2003, respectively.

Interest and other expense (income) net. The Company’s net interest expense includes interest expense incurred on its long-term debt, less interest income derived from the investment of its cash and cash equivalents. Net interest and other expense increased to approximately $1 million during 2004 compared to net interest and other income of $605,000 in 2003. The increase in net interest expense resulted from a reduced balance of cash and investments which resulted in the decrease of interest income as well as the addition of interest bearing notes payable associated with the acquisition of Aloha Technologies.

Income tax provision. The Company recorded an income tax provision of $139,000 in 2004 compared to a tax provision of $1.7 million in 2003. No tax benefit was recorded on the 2003 loss due to the uncertainty of realizing the benefit of the net operating losses generated during the year. However, during 2004, the Company utilized a portion of its net operating losses to offset the Company’s recorded operating income for that year. In addition, as part of the provision for taxes a $1.2 million reserve was placed on existing tax assets due to the uncertainty of realizing future benefit. At December 31, 2004, a valuation allowance has been established for all net deferred tax assets. Realization is dependent upon generating sufficient taxable income in future periods. Although realization is not currently assured, in the future, should management determine that realization of these losses is more likely than not, the tax benefit will be recognized and the Company’s effective tax rate will be reduced. The remaining tax provision represents various foreign and state income taxes.

Income (loss) from discontinued Enterprise business net. The financial statements for prior periods have been restated to report the revenues and expenses of Radiant’s Enterprise business separately as discontinued operations.

Year ended December 31, 2003 compared to year ended December 31, 2002

The Company’s revenues decreased during 2003 by approximately $30.9 million, or 25%, compared to the year ended December 31, 2002 and gross profit decreased by approximately $18.2 million, or 34%, from 2002.

System sales. System sales for 2003 were $42.9 million, a decrease of $28.6 million from 2002. Hardware and software revenues decreased 41% and 38%, respectively, from 2002. This decrease was primarily the result of decreased spending for large information technology initiatives by the Company’s customers compared to a high level of spending in the previous year. In 2003 several implementations with customers were put on hold due to economic uncertainties and budget constraints, while new purchase decisions were delayed by many of the large retailers in the industry. During 2002 the Company had a large number of systems shipments associated with implementation projects, including record revenue in the fourth quarter of the year.

Client support, maintenance and other services. Client support, maintenance and other services remained relatively constant with a decrease of 4% from 2003.

System sales gross profit. System sales gross profit decreased during 2003 by approximately $15.6 million, or 49%, compared to 2002. This decrease was directly attributable to reduced system sales in 2003 over 2002 as well as decreased amortization of capitalized software and acquired software technology primarily related to the impairment of capitalized software and acquired software technology during the fiscal period 2003 as more fully described in Notes 3 and 4 to the consolidated financial statements. Cost of system sales as a percentage of system revenues increased to 62% in 2003 from 55% in 2002. This increase was due primarily to the allocation of certain fixed costs over a smaller revenue base due to the decrease in system sales revenues over the prior periods, offset by the decrease in the amortization of capitalized software costs and acquired technology.

Client support, maintenance and other services gross profit. Client support, maintenance and other services gross profit decreased by approximately $2.6 million, or 12%, compared to 2002 primarily due to the Company making services investments in specific brand template development activities in the food service industry during 2003. The total cost of client support, maintenance and other services as a percentage of client support, maintenance and other services revenues increased to 64% for 2003 from 61% in 2002, as a result of the professional services investments.

Segment Revenues: Total revenues in the Petroleum and Convenience Retail business segment decreased by approximately $23.0 million, or 31%, to $52.0 million primarily due to reduced system sales in the petroleum and convenience retail industry during the year due to economic uncertainties and decreased spending for large information technology initiatives by our customers compared to a high level of spending in the previous year. Total revenues in the Hospitality and Food Service business segment decreased by approximately $4.7 million, or 19%, to $19.5 million and Entertainment business segment revenues decreased by approximately $2.5 million, or 10.9%, to $20.5 million primarily due to economic uncertainties.

Total operating expenses. The Company’s total operating expenses decreased during 2003 by approximately $4.5 million, or 10%, compared to 2002 due to the following:

•	Product development expenses. Product development expenses remained relatively constant during 2003 and 2002.

•	Sales and marketing expenses. Sales and marketing expenses decreased by approximately $4.1 million, or 22%, compared to 2002 due primarily to a reduction in the sales force and reduced commission expense in line with the reduced sales volume. As part of the cost reductions in the business, the Company aligned the size of the sales force with the available opportunity set in the market. Sales and marketing expenses as a percentage of total revenues remained consistent at approximately 15% for 2003 and 2002, as sales and marketing costs decreased at the same pace as revenues.

•	Depreciation of fixed assets and Amortization of intangible assets. Depreciation and amortization expense decreased during 2003 by approximately $500,000 as compared to 2002 primarily due to the retirement of certain fully depreciated fixed assets during 2002 with limited fixed asset additions during 2003. Depreciation and amortization as a percentage of total revenues increased to 3.6% for 2003 from 3.1% in 2002 due to the decline in total revenues.

•	General and administrative expenses. General and administrative expenses decreased by approximately $883,000, or 8%, compared to 2003 primarily due to headcount reductions as a result of the downsizing during the second quarter 2003. General and administrative expenses as a percentage of total revenue have remained relatively constant at 11% and 9% for 2003 and 2002, respectively.

•	Non-recurring charges. During 2003, the Company recorded an additional non-recurring charge of approximately $1.2 million. This charge related to actual lease settlement fees associated with the closure of one of the California facilities in 2001, as well as management’s estimate of settlement fees, recorded at the minimum amount of a probable range, associated with a second California facility.

Interest income, net. Net interest income decreased 20% to $605,000 during 2003, compared to net interest and other income of $754,000 for 2002. The Company’s net interest income includes interest income derived from the investment of its cash and cash equivalents, less interest expense incurred on its long-term debt. The decrease in net interest income resulted primarily from a decrease in the Company’s weighted average interest rate it received on cash balances in 2003 compared to 2002 and the decrease in the average cash balance in 2003 compared to 2002.

Income tax provision. The Company recorded an income tax provision of $1.7 million, or an effective tax rate of 3.7% in 2003 compared to a tax provision of $4.6 million, or an effective tax rate of 41.4% in 2002. No tax benefit was recorded on the 2003 loss due to the uncertainty of realizing the benefit of the net operating losses generated during the year. In addition, as part of the provision for taxes a $1.2 million reserve was placed on existing tax assets due to the uncertainty of realizing future benefit. At December 31, 2003, a valuation allowance had been established for all net deferred tax assets. The remaining tax provision represents various foreign and state income taxes.

Income (loss) from discontinued Enterprise business net. The financial statements for prior periods have been restated to report the revenues and expenses of Radiant’s Enterprise business separately as discontinued operations.

Impairment of Capitalized Software and Acquired Software Technology: Impairment charges in 2003 of $1.4 million included $734,000 related to the acquired software technology associated with the HotelTools software, $535,000 related to capitalized software costs associated with specific software modules that were no longer planned for active sale, and $169,000 for the acquired software technology related to the ICON software source code which is recorded as a component of cost of revenues in the consolidated statements of operations.

Liquidity and Capital Resources

The Company’s working capital decreased $25.3 million, or 57%, to $19.2 million at December 31, 2004 compared to $44.5 million at December 31, 2003. This decrease was due primarily to cash payments of approximately $12.0 million associated with the disposition of the Enterprise business and cash payments and payment on notes of $14.4 million issued in connection with the acquisition of Aloha. The Company has historically funded its business through cash generated by operations. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of such funds may be adversely affected. If the need arises, management believes that based on its current balance sheet and financial position, it would be successful in securing third-party financing which would provide an additional source of liquidity for the Company. However, the Company cannot provide any assurance regarding the availability of financing on terms-acceptable to the Company.

Cash provided by operating activities was $10.9 million and $6.3 million in 2004 and 2003, respectively. In 2004, the Company generated net income of approximately $4.2 million, which includes a $3.6 million non-cash gain on sale of the Company’s Enterprise segment. The remaining net income of approximately $0.6 million is primarily due to additional software license sales associated with our acquisition of Aloha, use of the hospitality re-seller channel for additional sales, the continued success of selling our new hardware products into our current direct and reseller markets and improved product demand throughout the hospitality and petroleum and convenience retail industries both domestically and internationally. In addition, approximately $9.4 million of depreciation and amortization expense was recorded in 2004, of which approximately $4.9 million was directly associated with the amortization of intangibles associated with the Company’s acquisitions. Due to the increased growth in the business and the acquisition of Aloha, increases in accounts receivable, inventories, accounts payable, accrued liabilities and deferred revenues occurred during 2004. The net effect of these increases resulted in positive cash flows from operations of approximately $800,000.

In 2003, the reconciliation of cash provided by operating activities to net loss included $17.7 million non-cash charge for the impairment of capitalized software and acquired technology, $10.6 million for the impairment of the TriYumf Asset and $6.2 million for the impairment of goodwill. These impairments are included in the Enterprise discontinued operations which are more fully described in Note 4 of the consolidated financial statements. In addition, cash provided by operating activities included a decrease in accounts receivable of $12.6 million as cash collections exceeded revenues during 2003, a decrease in inventories of $443,000, an increase in client deposits and deferred revenue of $2.5 million as client payments were received in advance of delivered goods and services and depreciation and amortization of $8.0 million. These amounts were offset by a decrease in accounts payable and accrued liabilities, net, of $3.5 million and an increase in other assets of $1.5 million. The changes in accounts payable and accrued liabilities were due to the timing of certain vendor payments.

Cash used in investing activities during 2004 and 2003 was $27.7 million and $15.6 million, respectively. During 2004, the uses of cash in investing activities consisted primarily of cash payments of approximately $12.0 million associated with the disposition of the Enterprise business, payment of $11.2 million made in connection with the acquisition of Aloha, purchases of property and equipment of $2.2 million, capitalized software costs of $1.9 million and payment of $300,000 in connection with the acquisition of Eneeds.

The uses of cash in investing activities during 2003 consisted primarily of purchases of property and equipment of $3.9 million, capitalized software costs of $5.5 million and the purchase of the TriYumf Asset and capitalized professional services costs of $5.5 million. During the fiscal period 2003, the Company paid $4.4 million as the third installment for the source code and object code for certain back office software and capitalized approximately $620,000 in professional services costs.

Cash of $1.9 million was used in financing activities during 2004 due primarily for the payment of notes in the amount of $3.2 million in connection with the acquisition of Aloha, to fund the Company’s purchase of common stock issued to the previous owners of Breeze Limited for approximately $1.0 million and principal payments under capital lease obligations of approximately $600,000, offset by cash received from the exercise of stock options of approximately $1.2 million and approximately $1.7 million of cash received for the purchase of stock issued under the Company’s employee stock purchase plan.

Cash of $340,000 was used in financing activities during 2003 due primarily to fund the Company’s purchase of common stock pursuant to its stock repurchase program for approximately $2.0 million and principal payments under capital lease obligations of approximately $491,000, offset by cash received from the exercise of stock options of approximately $839,000 and approximately $1.1 million of cash received from stock issued under the Company’s employee stock purchase plan.

On January 13, 2004, the Company acquired substantially all of the assets of Aloha, a leading provider of point of sale systems for the hospitality industry. Aloha was acquired to further develop the Company’s hospitality division. Total consideration of approximately $49.4 million consisted of an $11.0 million cash payment, a five-year note in the principal amount of $19.7 million at an interest rate of prime plus one percent, a one-year note in the principal amount of $1.7 million at an interest rate of prime plus one percent, the issuance of 2.4 million shares of restricted common stock with a fair value of $6.50 per share on the date of announcement (December 15, 2003), and $900,000 of direct expenses Radiant incurred related to the acquisition and the assumption of certain liabilities. The Company believes that the incremental cash flow from the operations of the business unit is sufficient to fund the ongoing annual debt obligations under the agreement. See Note 4 of the consolidated financial statements for additional information.

On January 31, 2004, the Company completed a tax free split-off of the Company’s Enterprise business now known as BlueCube Software, to Erez Goren, the Company’s former Co-Chairman and Co-Chief Executive Officer. Pursuant to the terms of the Share Exchange Agreement under which the split-off was effected, Radiant contributed specified assets and liabilities of the Enterprise business, together with $4.0 million in cash, to the newly formed subsidiary, and then transferred all of the shares of the new company to Erez Goren in exchange for the redemption of 2.0 million shares of common stock of the Company, valued at $16.3 million based upon the quoted price of the Company’s stock (January 31, 2004). The shares redeemed represented approximately 7.0% of the Company’s outstanding shares. See Note 4 of the consolidated financial statements for additional information.

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases various equipment and furniture under a three- and four-year capital lease agreement. The capital leases run until November 2007 and March 31, 2005, respectively. Aggregate future minimum lease payments under the capital lease and non-cancelable operating leases as of December 31, 2004, and contractual obligations including the purchase of Aloha Technologies are as follows (in thousands):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
Capital Lease Obligations	$295	$225	$70	$—	$—
Operating Leases	37,657	5,373	10,084	8,745	13,455
Other Obligations:
Notes Payable - Aloha Technologies Acquisition (1)	18,271	5,443	8,037	4,791	—
Enterprise Divestiture (2)	1,341	1,341	—	—	—

Total Contractual Obligations	$57,564	$12,382	$18,191	$13,536	$13,455

(1)	See footnote 6 of the consolidated financial statements for further explanation. Interest accrues at prime plus 1% and is not included in the above obligation amounts.
(2)	See footnote 4 of the consolidated financial statements for further explanation

The Company believes there are opportunities to grow its business through the acquisition of complementary and synergistic companies, products and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue smaller non-accretive acquisitions that will shorten our time to market with new technologies. The Company expects the general size of cash acquisitions it would currently consider would be in the $1 million to $15 million range. Any material acquisition could result in a decrease to the Company’s working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that we obtain additional debt or equity financing. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders.

The Company believes that its cash and cash equivalents, and funds generated from operations will provide adequate liquidity to meet its normal operating requirements, as well as to fund the above obligations for at least the next twelve months.

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

The Company’s services revenue consists of professional fees generated from consulting, custom development, installation and training. Revenue related to professional services performed by the Company is generally recognized on a time and materials basis as the services are performed. Under contracts where revenue is recognized using the percentage of completion method under the provisions of SOP 81-1, the Company measures its progress-to-completion by using input measures, primarily labor hours. The Company continually updates and revises estimates of its input measures. If those estimates indicate a loss will be incurred, the entire loss is recognized in that period.

In addition, the Company offers its customers subscription pricing and hosting services for some of its products. Under these subscription based contracts, revenue is recognized ratably over the contract period commencing, generally, when the product has been installed and training has been completed.

Allowance for doubtful accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific client accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, if the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Recent Accounting Pronouncements

The following new accounting standards have been adopted by Radiant subsequent to January 1, 2002 and the impact of such adoption, if applicable, has been presented in the accompanying consolidated financial statements:

In December 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The Company does not participate in variable interest entities.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes items such as the phase out of the Extraterritorial Income Exclusion Act of 2000 over a three year period, the introduction of a qualified manufacturing deduction and a one-time election to repatriate foreign earnings. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. See Note 9 for further explanation.

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs - An amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”),which is effective for fiscal periods beginning after June 15, 2005 and must be applied prospectively. SFAS No. 151 requires that abnormal amounts of idle capacity, freight, handling costs and spoilage should be excluded from the cost of inventory and expensed as incurred. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on its financial position or results of operations.

In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) which is effective for interim and annual reporting periods beginning after June 15, 2005. SFAS No. 123R replaces SFAS No. 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS No. 123R requires that the compensation cost relating to share-based awards to employees be recognized in financial statements and be measured based on the grant-date fair value of the stock options or other equity-based compensation. The Company currently provides the comparative pro forma disclosures required by SFAS No. 148 but continues to account for stock compensation in accordance with APB 25.

The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt in the third quarter of fiscal year 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents and long-term debt. During 2004, the weighted average interest rate on its cash balances was approximately 1.22%. A 10.0% decrease in this rate would have decreased interest income by approximately $8,100 during 2004. During 2004, the weighted average interest rate on the Company’s long-term debt was approximately 4.9%. A 10.0% increase in this rate would have increased interest expense by approximately $105,000 during 2004.

Foreign Exchange

As more fully explained in Note 14 of the consolidated financial statements, the Company’s international revenues were $23.3 million, $12.5 million and $16.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company’s results of operations and financial position during 2004, 2003 and 2002 were not material.

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements are filed with this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Radiant Systems, Inc

We have audited the accompanying consolidated balance sheets of Radiant Systems, Inc and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Radiant Systems, Inc and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, effective January 1, 2002, Radiant Systems, Inc. changed its method of accounting for goodwill and intangible assets to conform with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 15, 2005

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(In thousands, except share data)

	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$15,067	$33,774
Accounts receivable, net of allowances for doubtful accounts of $3,624 and $2,664 in 2004 and 2003, respectively	25,730	18,614
Receivable due from BlueCube	267	—
Inventories	18,647	13,098
Other short-term assets	2,122	4,688

Total current assets	61,833	70,174

Property and equipment, net	8,590	11,229
Software development costs, net	2,344	2,844
Goodwill	34,927	7,537
Intangibles, net	22,029	884
Other long-term assets	31	36

	$129,754	$92,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,198	$6,305
Accrued liabilities	11,925	6,559
Accrued contractual obligations and payables due to BlueCube	2,982	—
Client deposits and unearned revenue	9,881	12,257
Current portion of capital lease payments	218	524
Current portion of long-term debt	5,443	—

Total current liabilities	42,647	25,645
Client deposits and unearned revenues, less current portion	564	—
Long-term portion of capital lease payments	64	136
Long-term debt, less current portion	12,828	—
Other long-term liabilities	344	—

Total liabilities	56,447	25,781

Commitments and contingencies (Note 10)

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized, 29,321,360 and 28,105,095 shares issued and outstanding at December 31, 2004 and 2003, respectively	—	—
Additional paid-in capital	118,649	116,480
Accumulated other comprehensive income	244	217
Accumulated deficit	(45,586)	(49,774)

Total shareholders’ equity	73,307	66,923

	$129,754	$92,704

The accompanying notes are an integral part of these consolidated balance sheets.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In thousands, except per share data)

	2004	2003	2002
Revenues:
System sales	$72,198	$42,937	$71,567
Client support, maintenance, and other services	62,676	51,000	53,288

Total revenues	134,874	93,937	124,855

Cost of revenues:
System sales	36,546	24,973	39,410
Impairment of capitalized software and acquired software technology	—	1,438	—
Client support, maintenance, and other services	39,372	32,668	32,368

Total cost of revenues	75,918	59,079	71,778

Gross profit	58,956	34,858	53,077
Operating expenses:
Product development	12,864	10,245	10,360
Sales and marketing	18,453	14,277	18,407
Depreciation of fixed assets	3,792	3,346	3,884
Amortization of intangible assets	4,891	31	34
Non-recurring charges	—	1,179	—
General and administrative	16,308	10,610	11,493

Total operating expenses	56,308	39,688	44,178

Income (loss) from operations	2,648	(4,830)	8,899
Interest expense (income), net	969	(373)	(533)
Other expense (income), net	65	(232)	(221)

Income (loss) from continuing operations before income tax provision	1,614	(4,225)	9,653
Income tax provision	139	1,730	4,623

Income (loss) from continuing operations	1,475	(5,955)	5,030

Income (loss) from discontinued Enterprise business (Note 4)
(Loss) income from operations of Enterprise business, net	(913)	(41,776)	1,511
Gain on disposal of Enterprise business, net	3,626	—	—

Income (loss) from discontinued Enterprise business, net	2,713	(41,776)	1,511

Net income (loss)	$4,188	$(47,731)	$6,541

Income (loss) per share from continuing operations:
Basic income (loss) per share	$0.05	$(0.21)	$0.18

Diluted income (loss) per share	$0.05	$(0.21)	$0.18

Income (loss) per share from discontinued Enterprise business, net:
Basic income (loss) per share	$0.10	$(1.50)	$0.06

Diluted income (loss) per share	$0.09	$(1.50)	$0.05

Net income (loss) per share:
Basic income (loss) per share	$0.15	$(1.71)	$0.24

Diluted income (loss) per share	$0.14	$(1.71)	$0.23

Weighted average shares outstanding:
Basic	28,828	27,835	27,753

Diluted	29,099	27,835	28,995

The accompanying notes are an integral part of these consolidated statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In thousands)

	Common Stock					Accumulated Other Comprehensive Income/Loss
	Shares	Amount	APIC	Deferred Compensation	Accumulated Deficit		Total
BALANCE, January 1, 2002	27,512	$—	$113,057	$(818)	$(8,584)	$(41)	$103,614

Components of comprehensive income:
Net income	—	—	—	—	6,541	—	6,541
Foreign currency translation adjustment	—	—	—	—	—	42	42

Total comprehensive income:	—	—	—	—	6,541	42	6,583
Issuance of common stock	160	—	2,006	—	—	—	2,006
Treasury stock purchase and retirement	(25)	—	(196)	—	—	—	(196)
Exercise of employee stock options	318	—	1,322	—	—	—	1,322
Stock issued under employee stock purchase plan	57	—	563	—	—	—	563
Repayment of employee loans	—	—	—	818	—	—	818

BALANCE, December 31, 2002	28,022	—	116,752	—	(2,043)	1	114,710

Components of comprehensive loss:
Net loss	—	—	—	—	(47,731)	—	(47,731)
Foreign currency translation adjustment	—	—	—	—	—	216	216

Total comprehensive loss:	—	—	—	—	(47,731)	216	(47,515)
Issuance of common stock	141	—	1,188	—	—	—	1,188
Treasury stock purchase and retirement	(495)	—	(3,443)	—	—	—	(3,443)
Exercise of employee stock options	205	—	839	—	—	—	840
Stock issued under employee stock purchase plan	232	—	1,144	—	—	—	1,145

BALANCE, December 31, 2003	28,105	—	116,480	$—	$(49,774)	$217	$66,923

Components of comprehensive income:
Net income	—	—	—	—	4,188	—	4,188
Foreign currency translation adjustment	—	—	—	—	—	27	27

Total comprehensive income:					4,188	27	4,215
Issuance of common stock in connection with acquisitions	2,638	—	16,556	—	—	—	16,556
Treasury stock purchase and retirement in connection with the divestiture of the Enterprise segment (Note 4)	(2,000)	—	(16,300)	—	—	—	(16,300)
Treasury stock purchase and retirement	(141)	—	(1,020)	—	—	—	(1,020)
Exercise of employee stock options	271	—	1,202	—	—	—	1,202
Stock issued under employee stock purchase plan	448	—	1,731	—	—	—	1,731

BALANCE, December 31, 2004	29,321	$—	$118,649	$—	$(45,586)	$244	$73,307

The accompanying notes are an integral part of these consolidated statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2002 AND 2001

(In thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,188	$(47,731)	$6,541
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of Enterprise business	(3,626)	—	—
Deferred income taxes	—	1,215	—
Impairment of capitalized software, acquired software technology and fixed assets	—	17,661	—
Impairment of TriYumf Asset	—	10,589	—
Impairment of goodwill	—	6,172	—
Depreciation and amortization	9,427	7,979	9,953
Interest incurred and accrued – Aloha acquisition	88	—	—
Changes in assets and liabilities, net of acquired entities:
Accounts receivable	(3,283)	12,553	(10,179)
Inventories	(5,563)	443	3,748
Other assets	554	(1,498)	2,490
Accounts payable	5,691	(4,832)	4,629
Accrued liabilities	1,434	1,287	1,536
Payables due to BlueCube (of which $374,000 is related to pass through transactions) (see Note 4)	1,642	—	—
Client deposits and deferred revenue	395	2,496	3,741
Other liabilities	(83)	—	—

Net cash provided by operating activities	10,864	6,334	22,459

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,239)	(3,930)	(2,727)
Capitalized software development costs	(1,894)	(5,477)	(5,875)
Accrued contractual obligation payments and other payments related to sale of Enterprise business	(12,022)	—	—
Acquisition of Aloha, net of cash acquired	(11,200)	(666)	—
Acquisition of Eneeds	(300)	—	—
Acquisition of ICON	—	—	(410)
Purchase of TriYumf Asset and capitalized professional services costs	—	(5,529)	(6,082)

Net cash used in investing activities	(27,655)	(15,602)	(15,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of employee stock options	1,202	839	1,322
Proceeds from shares issued under employee stock purchase plan	1,731	1,144	564
Principal payments on capital lease obligations	(599)	(491)	(460)
Principal payments on debt — Aloha acquisition	(3,230)	—	—
Repurchase of common stock	(1,020)	(2,048)	(196)
Repayment of shareholder loans, net	—	—	818
Other	—	216	45

Net cash (used in) provided by financing activities	(1,916)	(340)	2,093

(Decrease) increase in cash and cash equivalents	(18,707)	(9,608)	9,458
Cash and cash equivalents at beginning of year	33,774	43,382	33,924

Cash and cash equivalents at end of year	$15,067	33,774	$43,382

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash transactions related to acquisitions and divestitures (Note 4):
Issuance of common stock — Aloha	$15,300	$—	$—

Issuance of common stock — Eneeds	$300	$—	$—

Issuance of common stock — Breeze	$956	$2,006	$288

Common stock received in divestiture — Enterprise	$16,300	$—	$—

Assets acquired under capital lease	$93	$—	$1,956

Cash paid for interest	$939	$92	$92

Cash paid for income taxes	$104	$526	$69

The accompanying notes are an integral part of these consolidated statements.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 2004

1. ORGANIZATION AND BACKGROUND

Radiant Systems, Inc. (the “Company” or “Radiant”) develops, installs and delivers solutions for managing site operations of retail and food service businesses. Radiant’s point-of-sale and back office technology is designed to enable businesses to deliver exceptional client service while improving profitability. The Company offers a full range of products that are tailored to specific retail and food service market needs including hardware, software and professional services. Radiant offers best-of-breed solutions designed for ease of integration in managing site operations enabling operators to improve customer service while reducing costs.

Headquartered in Atlanta, Georgia, Radiant operates primarily through three reportable segments: (i) Petroleum and Convenience Retail, (ii) Hospitality and Food Service, and (iii) Entertainment. During 2003, the Company operated primarily through the Store Systems segment and the Enterprise Software Systems segment. The current business segments were implemented subsequent to the disposition of the Enterprise Software Systems segment in January 2004, through a renewed focus on the Company’s vertical market strategy.

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

Discontinued Operations

As a result of Radiant’s disposal of its Enterprise segment and operations in the first quarter of 2004, the Company’s previously reported consolidated statement of operations for the years ended December 31, 2003 and 2002 have been restated to present the discontinued operations of the Enterprise segment separate from continuing operations (Note 4). The net tax effect of discontinued operations during 2004, 2003 and 2002 was not material to the financial statements.

Treasury Stock

The Company records treasury stock purchases against additional paid in capital at cost.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

System Sales

The Company sells its products, which include both software licenses and hardware, to both resellers and directly to end-users. Revenue from software licenses and system sales is generally recognized as products are shipped, provided that no significant vendor obligations remain and that the collection of the related receivable is probable. For those agreements that provide for significant services or custom development that are essential to the software’s functionality, the software license and contracted services are recognized under the percentage of completion method as prescribed by the provisions of ARB 45 and SOP 81-1.

Support and Maintenance

The Company offers its clients post contract support in the form of maintenance, telephone support and unspecified software enhancements. Revenue from support and maintenance is recognized ratably over the term of the agreement.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Services

The Company’s services revenue consists of professional fees generated from consulting, custom development, installation and training. Revenue related to professional services performed by the Company is generally recognized on a time and materials basis as the services are performed. Under contracts where revenue is recognized using the percentage of completion method under the provisions of SOP 81-1, the Company measures its progress-to-completion by using input measures, primarily labor hours. The Company continually updates and revises estimates of its input measures. If those estimates indicate a loss will be incurred, the entire loss is recognized in that period.

In addition, the Company offers its customers subscription pricing and hosting services for some of its products. Under these subscription based contracts, revenue is recognized ratably over the contract period commencing, generally, when the product has been installed and training has been completed.

Unearned Revenue

Unearned revenue represents amounts collected prior to complete performance of professional services, customer support services, software enhancements, and significant obligations under license agreements.

Accounts Receivable and Allowance for Doubtful Accounts

A summary of the Company’s accounts receivable as of December 31, 2004 and 2003 is as follows (in thousands):

	2004	2003
Trade receivables billed	$28,860	$20,494
Trade receivables unbilled	494	784

	29,354	21,278
Less allowance for doubtful accounts	(3,624)	(2,664)

	$25,730	$18,614

The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of clients to make required payments. Estimates are developed by using standard quantitative measures based on customer payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory

Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventory as of December 31, 2004 and 2003 is as follows (in thousands):

	2004	2003
Raw materials, net	$11,091	$7,097
Work in process	1,520	1,193
Finished goods, net	6,036	4,808

	$18,647	$13,098

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

Property and equipment at December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004	2003
Computers and equipment	$9,496	$24,726
Leasehold improvements	4,285	5,613
Purchased software	7,707	7,496
Furniture and fixtures	6,817	6,372
Land	2,517	2,517

	30,822	46,724
Less accumulated depreciation and amortization	(22,232)	(35,495)

	$8,590	$11,229

Depreciation expense for 2004, 2003 and 2002 was approximately $3.8 million, $3.3 million, and $3.9 million, respectively. Depreciation expense includes depreciation for assets under capital leases in the amount of approximately $400,000, $500,000 and $500,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Capitalized lease assets are amortized over the shorter of the term of the lease, using the straight-line method, or in accordance with practices established for similar owned assets. Amortization is included with depreciation expense in the accompanying financial statements. Included in property and equipment are the following capitalized leases:

	2004	2003
Computers and equipment	$164	$94
Furniture and fixtures	1,937	1,937

	2,101	2,031
Less accumulated depreciation and amortization	(1,965)	(1,531)

	$136	$500

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. In accordance with SFAS No. 142 the Company evaluates the carrying value of goodwill as of January 1st of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluations of goodwill completed during 2004 and 2002 in accordance with SFAS No. 142 resulted in no impairment losses. The Company’s evaluation of goodwill completed during 2003 resulted in an impairment loss (Note 5).

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

Software Development Costs

Capitalized software development costs consist principally of salaries and certain other expenses directly related to the development and modification of software products. Capitalization of such costs begins when a detail program or a working model has been produced as evidenced by the completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined is not more than five years. At December 31, 2004 and 2003, accumulated amortization of capitalized software development costs was $9.4 million and $8.8 million, respectively.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Internally Developed Software Costs

The Company applies the provisions of the AICPA Statement of Position 98-1 (“SOP 98-1”), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software.

Research, Development and Engineering Costs

Expenditures for research, development and engineering not capitalized are charged to operations as incurred (Note 3).

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising expenses for fiscal years 2004, 2003 and 2002 were $716,000, $111,000 and $265,000, respectively.

Stock-based Compensation

Radiant measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. As the exercise price of all options granted under these plans was equal to the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in the consolidated statements of operations.

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

To comply with SFAS 148, Radiant presents the following table to illustrate the effect on the net income (loss) and earnings (loss) per share if it had applied the fair value recognition provisions of SFAS 123, as amended, to options granted under its stock-based employee compensation plans. The weighted average Black-Scholes value per option granted in 2004, 2003 and 2002 was $3.98, $5.67 and $8.78, respectively.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of this pro forma disclosure, the estimated value of the options is amortized over the options’ vesting period.

(Dollars in thousands)

	2004	2003	2002
Net income (loss) as reported	$4,188	$(47,731)	$6,541
Stock-based compensation expense	(536)	(10,531)	(8,352)

Pro forma net income (loss)	$3,652	$(58,262)	$(1,811)

Basic income (loss) per share — as reported	$0.15	$(1.71)	$0.24

Diluted income (loss) per share — as reported	$0.14	$(1.71)	$0.23

Basic and diluted income (loss) per share — pro forma	$0.13	$(2.09)	$(0.07)

Assumptions:
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	70.8%	95.0%	95.0%
Risk-free interest rate	3.44%	3.25%	2.25%
Expected life of option	4.5 years	4.5 years	4.5 years

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

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. In the event of a net loss, dilutive loss per share is the same as basic loss per share. Diluted net income (loss) per share includes the dilutive effect of stock options.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (in thousands):

	2004	2003	2002
Weighted average common shares outstanding	28,828	27,835	27,753
Dilutive effect of outstanding stock options	271	—	1,242

Weighted average common shares outstanding assuming dilution	29,099	27,835	28,995

For the years ended December 31, 2004, 2003 and 2002, options to purchase approximately 5.2 million, 6.7 million and 2.8 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the periods then ended.

Fair Value of Financial Instruments

The book values of cash, trade accounts receivable, trade accounts payable and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term debt was not significantly different than the stated value at December 31, 2004.

Cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2004 and 2003, the Company held cash equivalents in the form of bank certificates of deposits and commercial paper of $2.9 million and $6.6 million, respectively.

Concentration of Business and Credit Risk

Financial instruments, which potentially subject the Company to credit risk, consist principally of trade receivables and interest bearing investments. The Company performs on-going credit evaluations of its clients and generally does not require collateral. The Company estimates the losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable. The Company maintains adequate reserves for potential losses and such losses, which have historically been minimal, have been included in management’s estimates.

As of December 31, 2004 and 2003, approximately 28.9%, and 32.1%, respectively, of the Company’s accounts receivable was derived from five clients.

During 2004, 2003 and 2002, approximately 26.1%, 28.9% and 32.7%, respectively, of the Company’s revenues were derived from five clients. During the years ended December 31, 2004, 2003 and 2002 no client individually accounted for more than 10.0% of the Company’s total revenues.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

The Company follows SFAS No. 130, Reporting Comprehensive Income. This statement establishes the rules for the reporting of comprehensive income and its components. The Company’s comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the years ended December 31, 2004 and 2002 was approximately $4.2 million and $6.6 million, respectively. Total comprehensive loss for the year ended December 31, 2003 was approximately $47.5 million.

Recent Accounting Pronouncements

The following new accounting standards have been adopted by Radiant subsequent to January 1, 2002 and the impact of such adoption, if applicable, has been presented in the accompanying consolidated financial statements:

In December 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The Company does not participate in variable interest entities.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes items such as the phase out of the Extraterritorial Income Exclusion Act of 2000 over a three year period, the introduction of a qualified manufacturing deduction and a one-time election to repatriate foreign earnings. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. (Note 9)

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs - An amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”), which is effective for fiscal periods beginning after June 15, 2005 and must be applied prospectively. SFAS No. 151 requires that abnormal amounts of idle capacity, freight, handling costs and spoilage should be excluded from the cost of inventory and expensed as incurred. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on its financial position or results of operations.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) which is effective for interim and annual reporting periods beginning after June 15, 2005. SFAS No. 123R replaces SFAS No. 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS No. 123R requires that the compensation cost relating to share-based awards to employees be recognized in financial statements and be measured based on the grant-date fair value of the stock options or other equity-based compensation. The Company currently provides the comparative pro forma disclosures required by SFAS No. 148 but continues to account for stock compensation in accordance with APB 25. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt in the third quarter of fiscal year 2005.

3. PRODUCT DEVELOPMENT EXPENDITURES

Product development expenditures for the years ended December 31, 2004, 2003 and 2002 are summarized as follows (in thousands):

	2004	2003	2002
Total development expenditures	$14,758	$12,089	$11,839
Less amounts capitalized	1,894	1,844	1,479

Product development expense	$12,864	$10,245	$10,360

The activity in the capitalized software development account during 2004, 2003 and 2002 is summarized as follows (in thousands):

	December 31,
	2004	2003
Balance at beginning of period, net	$2,844	$16,969
Capitalized software development costs – Continuing operations	1,894	1,844
Capitalized software development costs – Enterprise	—	3,685
Write-off of impaired capitalized software, net of accumulated amortization – Enterprise (Note 4)	(1,704)	(16,242)
Write-off of impaired capitalized software, net of accumulated amortization – Continuing operations	—	(535)
Amortization expense	(690)	(2,877)

Balance at end of period, net	$2,344	$2,844

During 2003, the Company recognized an asset impairment charge of approximately $535,000 attributable to specific capitalized software assets developed for the hospitality segment. The Company performed an evaluation of the carrying value of these assets based on expected cash flows related to this software. The Company was required to reduce the carrying value of the asset and recognize an asset impairment charge because the carrying value of the assets exceeded the net realizable value. As a result of the impairment, the Company recorded approximately $535,000 in cost of revenues in the accompanying 2003 consolidated statements of operations.

Amortization of capitalized software costs is included in system sales costs of revenues in the accompanying statements of operations.

4. ACQUISITIONS AND DIVESTITURES

Acquisition of ICON Software Limited

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

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was not material to the Company. Prior to 2003, the intangibles related to this acquisition were being amortized over one year (See Notes 2 and 5). As more fully described in Note 5, during the second quarter of 2003, the Company wrote off the remaining unamortized portion of these intangible assets of approximately $169,000.

Acquisition of Breeze Software Proprietary Limited

On May 9, 2001, the Company acquired all of the outstanding common stock of Breeze Software Proprietary Limited (“Breeze”), a leading provider of software applications for retailers in the Australian and Asia-Pacific marketplaces. The purchase price consisted of $1.7 million in cash and assumption of net liabilities of approximately $700,000. Total consideration, including approximately $400,000 in transaction costs, was $2.8 million. Goodwill of approximately $2.8 million was recorded. The Company pays additional consideration of cash and/or stock if certain earnings milestones are obtained. During the years ended December 31, 2004, 2003 and 2002, certain specified earnings milestones were obtained and the Company paid additional consideration of approximately 238,000 shares, 141,000 shares and 160,000 shares, respectively, of common stock for a total consideration of approximately $1.0 million, $1.2 million and $2.0 million, respectively, based upon the quoted price of the Company’s stock, which was allocated to goodwill. In addition, during the quarter ended December 31, 2004, a final earnings milestone was obtained. The Company has chosen to payout the fourth quarter milestone in cash. The amount of this payment will be approximately $1.3 million and has been accrued for and allocated to goodwill as of December 31, 2004. Earnings milestones expired in December 2004.

Acquisition of Aloha Technologies, Inc.

On January 13, 2004, the Company acquired substantially all of the assets of Aloha Technologies and certain affiliated entities (collectively, “Aloha”). Aloha is a leading provider of point of sale systems for the hospitality industry. Aloha was acquired to further develop the Company’s hospitality division. The results of Aloha have been included in the consolidated financial statements from the date of the acquisition.

Total consideration and transaction costs of approximately $49.4 million consisted of an $11.0 million cash payment, a five-year note in the principal amount of $19.7 million at an interest rate of prime plus one percent, a one-year note in the principal amount of $1.7 million at an interest rate of prime plus one percent, the issuance of 2.4 million shares of restricted common stock with a fair value of $6.50 per share on the date of announcement (December 15, 2003), and $900,000 of direct expenses Radiant incurred related to the acquisition and the assumption of certain liabilities. The transaction was accounted for using the purchase method of accounting as required by FASB Statement No. 141, “Business Combinations,” and Radiant has accordingly allocated the purchase price of Aloha based upon the fair values of the net assets acquired and liabilities assumed.

The intangible assets acquired were valued by the Company with the assistance of independent appraisers utilizing customary valuation procedures and techniques. Goodwill recorded in the acquisition will be tested periodically for impairment as required by FASB Statement No. 142, “Goodwill and Other Intangible Assets.” During the year ended December 31, 2004 and in accordance with Emerging Issues Task Force (“EITF”) Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” accrued liabilities and goodwill of approximately $1.1 million were recorded to account for the execution of the integration plan developed at the time of acquisition, including severance packages to Aloha employees.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

(Dollars in Thousands)
Current assets	$4,594
Property, plant and equipment	618
Identifiable intangible assets	26,100
Goodwill	24,743

Total assets acquired	56,055

Current liabilities	6,583
Long-term liabilities	45

Total liabilities assumed	6,628

Purchase price	$49,427

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

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods:

	Years ended December 31,
	2004	2003
Revenue	$135,709	$120,993
Income (loss) from continuing operations, after income tax	1,501	(5,755)
Income (loss) per share from continuing operations—basic	0.05	(0.21)
Income (loss) per share from continuing operations—diluted	0.05	(0.21)

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Acquisition of E Needs, Inc.

On April 14, 2004, the Company acquired substantially all of the assets of E Needs, Inc., a company engaged in the business of developing, marketing, licensing and selling software and services in the movie-theatre circuit and related financial management marketplaces. The operating results of E Needs are included in the consolidated financial statements from the date of acquisition. Pro forma information has not been presented as it is not material to the Company’s financial statements.

The transaction included the purchase of certain software technology source code and customer lists. Total consideration and transaction costs were approximately $700,000 and consisted of $300,000 in cash, the issuance of 46,133 shares of common stock with a fair value of $6.50 per share based on the average closing price for the 10 days prior to the date of announcement (March 17, 2004) and approximately $100,000 of assumed liabilities and direct expenses. The purchase agreement also provides for additional cash payments if certain future operating targets are achieved. The additional payments may aggregate to approximately $1.6 million and will be accounted for as part of the purchase price. As of December 31, 2004, none of these future operating targets had been achieved. Intangible assets of $590,000 were recorded and will be amortized over the assets estimated useful lives, which range from three to ten years. The remaining $110,000 of the purchase price was recorded as goodwill and assigned to the entertainment segment. The goodwill is expected to be deductible for tax purposes over the next 15 years.

Divestiture of Enterprise Software Systems Business

On January 31, 2004, the Company completed a tax free split-off of the Company’s Enterprise Software Systems (“Enterprise”) business now known as BlueCube Software, to Erez Goren, the Company’s former Co-Chairman and Co-Chief Executive Officer. Pursuant to the terms of the Share Exchange Agreement under which the split-off was effected, Radiant contributed specified assets and liabilities of the Enterprise business, together with $4.0 million in cash, to the newly formed subsidiary, and then transferred all of the shares of the new company to Erez Goren in exchange for the redemption of 2.0 million shares of common stock of the Company, valued at $16.3 million based upon the quoted price of the Company’s stock (January 31, 2004). The shares redeemed represented approximately 7.0% of the Company’s outstanding shares. The consideration for the transaction was determined based on negotiations between the special committee of the Company’s independent directors and Mr. Goren. At the completion of this transaction, Mr. Goren resigned as Co-Chairman and Co-Chief Executive Officer of Radiant and as a member of the Company’s Board of Directors.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the one month ended January 31, 2004 and the years ended December 31, 2003 and 2002, Enterprise generated revenues of approximately $1.8 million, $17.8 million and $21.3 million, respectively, and generated a net loss of approximately $913,000 and $41.8 million and net income of $1.5 million, respectively. Approximately $32.9 million of the loss generated by Enterprise during the year ended December 31, 2003 was the result of non-recurring charges related to impairment of goodwill of approximately $6.2 million, TriYumf Asset of approximately $10.6 million and capitalized software of approximately $16.1 million. The Enterprise results are included in discontinued operations in the Company’s consolidated statement of operations. The following is a summary of asset and liabilities of the Enterprise business that were contributed to BlueCube Software, the proceeds received, and the resulting gain on disposal:

(Dollars in Thousands)
Cash	$4,000
BlueCube liabilities paid by Radiant	4,026
Payable due to BlueCube	5,337
Other current assets	837
Property, plant and equipment, net	1,723
Capitalized software	1,704

Total assets contributed	17,627
Transaction costs paid by Radiant	1,612
Future contractual obligations assumed by BlueCube	(6,565)

Net assets and transaction costs	$12,674

Redemption of 2 million shares of Radiant stock	16,300

Gain on disposal of Enterprise business, net	$3,626

Commitments and Contingencies from Divestiture

Radiant has a contractual obligation for performance under certain existing customer contracts that have not been assigned to BlueCube at Radiant’s choice or because they require the consent of the customer (Legacy Contracts). Under a Reseller and Services Agreement, BlueCube is obligated to fulfill the terms of these Legacy Contracts, including providing hosting, support, maintenance and professional services. BlueCube will act as Radiant’s subcontractor, and indemnify Radiant for any losses associated with its performance or non-performance of the Legacy Contract obligations. Radiant will continue to invoice these Legacy customers on behalf of BlueCube. Radiant will pass through the cash received in these transactions as it is received from the customers. As of December 31, 2004, Radiant has received approximately $374,000 from Legacy customers that was not yet passed to BlueCube as of December 31, 2004. This amount has been included in accrued contractual obligations and payables due to BlueCube in the accompanying consolidated balance sheet as of December 31, 2004.

Under this Reseller and Services Agreement with BlueCube, Radiant became a preferred reseller of selected BlueCube computer products. The fixed price charged to customers for BlueCube products is remitted to BlueCube based on a fixed percentage of this price, as stated in the agreement. During 2004, the Company recognized approximately $1.7 million of revenues under this agreement. As of December 31, 2004, Radiant has a payable due to BlueCube related to the fixed percentage passed through to BlueCube of approximately $1.3 million. This amount has been included in accrued contractual obligations and payables due to BlueCube in the accompanying consolidated balance sheet as of December 31, 2004. In addition, the Company recognized approximately $1.3 million of revenues generated from the sale of Radiant products to BlueCube. As of December 31, 2004, Radiant has a receivable due from BlueCube of approximately $267,000.

Radiant also maintains rights to access product source code and information needed to fulfill Legacy Contract obligations if BlueCube fails to perform. For a limited number of existing customer contracts, Radiant and BlueCube have shared liability, which includes penalties, for a period of 18 months after January 31, 2004, based upon the revenue received by each party under the contract. For one of these contracts, milestones defined in the original contract were amended. Failure to meet these amended milestones could result in penalties and/or losses, the amount of which cannot be estimated. In management’s opinion, it is not probable that Radiant will incur

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

penalties/losses on this contract. In addition to the initial cash included in the transaction, it was agreed that approximately $5.3 million of unearned revenue will be transferred to BlueCube upon BlueCube’s completion of the related contractual commitments. Approximately $4.0 million was paid during 2004. Management expects the majority of the remaining cash to be transferred to BlueCube over the next twelve months. The remaining liability of approximately $1.3 million is included in accrued contractual obligations and payables due to BlueCube in the accompanying consolidated balance sheet as of December 31, 2004.

Radiant has also agreed to sublease a portion of its property, currently under an operating lease, to BlueCube. This sublease will expire concurrently with Radiant’s operating lease on the property in January 2013. Operating lease rentals received are recorded against operating lease expense in the consolidated statements of operations. BlueCube has the right to early termination beginning on January 31, 2007, and must provide Radiant with an 18 month notice that early termination will occur. Payments received from BlueCube under this sublease equated to approximately $1.1 million during the year ended December 31, 2004. Aggregate future minimum lease payments under this sublease agreement as of December 31, 2004, are approximately: $1.3 million in 2005, $1.5 million per year for years 2006 through 2010, and a total of $3.0 million over the remaining 25 months of the lease. In conjunction with this sublease agreement, Radiant and BlueCube entered into a right of refusal and option agreement pertaining to real property currently owned by Radiant and adjacent to the property being subleased by BlueCube. Under this agreement, BlueCube has an option to purchase the real property at a stated value, which management believes is the fair value at the time of the split-off. BlueCube has the right of refusal if Radiant obtains an offer to sell the real property to another party. The exercise of this right will result in BlueCube purchasing the real property at a price based on a formula and the third-party offer obtained by Radiant. This agreement is subordinate to a pre-existing right of first refusal with a third-party.

5. GOODWILL AND OTHER INTANGIBLES, NET

Goodwill

During the second quarter of 2003, management determined that it was more likely than not that a portion of the business, the Enterprise Software Systems business, would be sold or otherwise disposed. Management determined that the likelihood of sale did not warrant assets held for sale treatment as all the criteria for held for sale treatment were not met as prescribed under Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). However, the Company viewed the likelihood of this sale as a triggering event requiring an interim impairment test as prescribed per the guidelines in SFAS 142. As a result, the Company performed a step one impairment test to determine if the carrying value of any reporting unit including goodwill exceeded its fair value. Upon completion of this initial test, the Company determined that goodwill was potentially impaired at two of its reportable business units, Hospitality and Food Service and International, and that a step two impairment test was required. The Company has subsequently restructured its reportable segments. To determine whether the goodwill at these business units was impaired, the Company performed an analysis similar to that of a purchase price allocation, where the fair value of the individual tangible and intangible assets (excluding goodwill) and liabilities of the reporting units were compared to the fair value of the reporting units, with the residual amount being the fair value assigned to goodwill. The fair values of reporting units were estimated using discounted cash flows, specifically, estimating the present value of the future cash flows of the reporting units. The fair value of each of the assigned assets and liabilities was determined using either a cost, market or income approach, as appropriate, for each individual asset or liability. As a result of the foregoing, the Company determined that the goodwill at its Hospitality and Food Service business unit in the amount of $2.3 million was impaired, as well as approximately $3.9 million of goodwill at its International business unit. As such, the Company recorded a goodwill impairment charge totaling $6.2 million during the second quarter of 2003 which is reflected in the income (loss) from discontinued Enterprise business in the Company’s consolidated statements of operations (Note 4).

The Company’s evaluation of goodwill in accordance with SFAS No. 142 for 2004 and completed on January 1, 2005, resulted in no impairment losses.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	Petroleum/ Convenience Store	Hospitality and Food Service	Entertainment	All Other	Total
Balance, December 31, 2002	$4,088	$—	$2,261	$6,172	$12,521
Breeze acquisition, including associated currency translation adjustment (Note 4)	1,188	—	—	—	1,188
Impairment charge	—	—	—	(6,172)	(6,172)

Balance, December 31, 2003	5,276	—	2,261	—	7,537
Aloha acquisition (Note 4)	—	24,743	—	—	24,743
E Needs acquisition (Note 4)			110	—	110
Breeze acquisition, including associated currency translation adjustment (Note 4)	2,537	—	—		2,537

Balance, December 31, 2004	$7,813	$24,743	$2,371	$—	$34,927

Intangible assets

A summary of the Company’s intangible assets as of December 31, 2004 and 2003 is as follows (in thousands):

		December 31, 2004		December 31, 2003
	Weighted Average Amortization Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core and developed technology – Hospitality	3 years	$10,600	$(3,386)	—	—
Reseller network – Hospitality	15 years	9,200	(588)	—	—
Direct sales channel – Hospitality	10 years	3,600	(345)	—	—
Covenants not to compete – Hospitality	3 years	1,400	(447)	—	—
Trademarks and tradenames – Hospitality	Indefinite	1,300	—	—	—
Customer list and contracts – Entertainment	5 years	250	(35)	—	—
Core and developed technology – Entertainment	2.5 years	200	(47)	—	—
Covenants not to compete – Entertainment	10 years	150	(11)	—	—

Other		492	(304)	1,158	(274)

Total intangible assets		$27,192	$(5,163)	$1,158	$(274)

During the second quarter of 2003, management approved a plan to sell the HotelTools software. The software is available for immediate sale and management is actively in negotiations to sell the software in its present condition. As a result of this impending sale and in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Otherwise Marketed (“SFAS No. 86”), the Company wrote down the assets associated with HotelTools to net realizable value, and as such recorded a charge of approximately $734,000. Additionally, the Company reclassified the remaining intangible asset balance of $550,000 to other short-term assets to reflect the impending sale. As HotelTools is not a reportable segment of the Company, as evidenced by operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company, the proposed sale of HotelTools is not treated as discontinued operations in the accompanying consolidated statements of operations, as prescribed by SFAS No. 144. The Company continues to actively negotiate to sell the software.

During the second quarter of 2003, the Company determined that its investment in the acquired software technology from ICON was impaired based on management’s determination that future sales of the ICON software product would be unlikely. As a result, the Company wrote off the remaining unamortized portion of the asset of approximately $169,000.

The nonrecurring charge of approximately $1.4 million for 2003 reflected in cost of revenues in the consolidated statements of operations is comprised of $903,000 for the above impairments and $535,000 for the impairment described in Note 3.

Amortization expense was approximately $4.9 million, $31,000 and $34,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Prior to the write-offs, the Company amortized acquired software technology over a period of no greater than five years. Assuming no future acquisitions, dispositions or impairments of intangible assets, amortization expense is estimated to be $5.0 million in 2005 and 2006, $4.1 million in 2007, and $1.0 million in 2008 and 2009.

6. NOTES PAYABLE — ALOHA ACQUISITION

The following is a summary of the promissory notes entered into with the previous shareholders of Aloha in connection with the Company’s purchase of Aloha (Note 4) on January 13, 2004 and outstanding as of December 31, 2004 (in thousands):

2004
Promissory note bearing interest based on the prime rate plus one percent. All principal and interest was paid on January 13, 2005	$1,788
Promissory note bearing interest based on the prime rate plus one percent and being paid in sixty equal installments of principal and interest beginning on February 13, 2004	16,483

Balance, December 31, 2004	$18,271

Interest expense on these notes was approximately $1 million for the year ended December 31, 2004.

At December 31, 2004, the annual scheduled maturities of notes payable during the next five years are as follows (in thousands):

2005	$5,443
2006	3,893
2007	4,144
2008	4,411
2009	380

Balance, December 31, 2004	$18,271

7. NON-RECURRING CHARGES

Severance costs

During the second quarter 2003, in response to slower economic conditions, the Company downsized its workforce by approximately

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.0% to reduce its operating expenses and better align resources within the Company. As a result, the Company established a restructuring reserve of approximately $211,000 for purposes of employee severance. The Company has paid all amounts under this reserve and has no further liabilities related to this action as of December 31, 2004.

During 2004, in connection with the purchase of Aloha and the efficiencies obtained in the consolidation of several processes and the alignment of resources, the Company accrued for severance payments of approximately $1.1 million and included this amount in goodwill. During 2004, approximately $200,000 of these payments were paid and the remaining liability is included in accrued expenses and other long-term liabilities. Approximately $600,000 of the remaining liability is expected to be paid in 2005 and approximately $300,000 in 2006.

Lease termination fees

In January 2001, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision to close these facilities was made to reduce costs and consolidate operations at the Company’s headquarters in Alpharetta, Georgia. As a result of the closings, in 2001 the Company recorded a non-recurring charge of approximately $1.2 million relating to severance and estimates of certain lease termination fees based on management’s estimation of time to re-lease the California facilities. During 2003, the Company recorded an additional non-recurring charge of approximately $1 million. This charge related to actual lease settlement fees associated with the closure of one of the California facilities, as well as management’s estimate of settlement fees, recorded at the minimum amount of a probable range, associated with a second California facility. While the settlement fees related to these facilities occurred prior to the issuance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), the accounting treatment is consistent with the provisions of SFAS No. 146.

8. ACCRUED LIABILITIES

The components of accrued liabilities at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Accrued wages	$2,242	$2,000
Bonus and commissions payable	3,060	748
Payable to former Breeze shareholders	1,297	—
Employee benefits payable	1,410	642
Other accrued liabilities	3,916	3,169

	$11,925	$6,559

9. INCOME TAXES

The following summarizes the components of the income tax provision (in thousands):

	Years ended December 31,
	2004	2003	2002
Current taxes:
Federal	$—	$—	$3,574
State	39	69	510
Foreign	99	311	339
Deferred taxes	—	1,350	200

Income tax provision	$138	$1,730	$4,623

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income from continuing operations before taxes. Reconciliation of these differences is as follows:

	2004	2003	2002
Statutory federal tax rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal tax benefit	5.0	(5.0)	5.0
Foreign taxes	2.5	0.4	1.8
Meals and Entertainment	2.3	0.1	0.4
Valuation allowance on deferred tax assets	32.5	40.6	—
Utilization of net operating loss carryforwards	(68.7)	—	—
Other	—	2.6	(0.8)

	8.6%	3.7%	41.4%

The components of the deferred taxes as of December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Current:
Inventory reserve	$1,652	$1,731
Allowance for doubtful accounts	1,348	941
Other	231	372
Valuation allowance	(3,231)	(3,044)

Total current deferred taxes	$—	$—

Long term:
Net operating loss carryforward	$11,593	$10,754
Research tax credit	2,447	2,447
Foreign tax credit	—	708
Depreciation	768	1,147
Intangibles	4,169	8,176
Capitalized software	(938)	(815)
Valuation allowance	(18,039)	(22,417)

Total long term deferred taxes	$—	$—

The tax losses and tax credit carryforwards (if not utilized against taxable income) expire from 2012 to 2025. Significant management judgment is required in determining whether any valuation allowance should be recorded against the Company’s net deferred tax asset. During 2004 and 2003, the Company’s management determined that it was appropriate to provide for a full valuation allowance on its deferred tax assets. A valuation allowance of $21.3 and $25.5 million has been provided at December 31, 2004 and 2003, respectively, to offset the related deferred tax assets due to uncertainty of realizing the benefit of the deferred assets. For the year ended December 31, 2004, the valuation allowance decreased by $4.2 million primarily as a result of additional U.S. net operating losses created, the utilization of foreign net operating losses, and certain deferred tax items transferred as a result of the disposition of the Enterprise business (Note 4). For the year ended December 31, 2003, the valuation allowance increased by $19.3 million primarily as a result of establishing allowances on the tax benefits for stock options exercised, net operating loss carryforwards and the write-down of certain intangible assets. This change in the tax valuation allowance was determined to be appropriate in light of the added uncertainty of the market in which the Company operates. Despite the valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset the tax liability of future taxable income.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, the Company had U.S. federal net operating loss carryforwards of approximately $28.3 million and foreign net operating loss carryforwards of $730,000. $11.0 million of the U.S. net operating loss carryforwards are attributable to tax deductions related to the exercise of stock options. Because stock option deductions are not recognized as an expense for financial purposes, the tax benefit for stock option deductions must be credited to additional paid-in capital when recognized. The Company does not record temporary differences attributable to undistributed earnings of its foreign subsidiaries as the Company considers these earnings to be indefinitely invested. Due to the complexity and the nature of the calculation, total undistributed foreign earnings cannot reasonably be determined. If the earnings were not considered indefinitely invested, deferred income taxes would have been provided. Such taxes, if ultimately paid, may be recoverable as foreign tax credits in the United States.

U.S. income and foreign withholding taxes have not been provided for cumulative nondistributed earnings of foreign subsidiaries and equity investees. The Company intends to reinvest these earnings for the foreseeable future. If these amounts were distributed to the United States, in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Because of the availability of U.S. foreign tax credits, the determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable.

The Company is currently evaluating the impact on its consolidated financial position and disclosures from new U.S. tax legislation, the American Jobs Creation Act of 2004 (“American Jobs Creation Act”), signed into law on October 22, 2004. The new law allows a deduction of 85% of repatriated qualified foreign earnings in either fiscal year 2005 or fiscal year 2006. Any impact from this legislation has not been reflected in the amounts shown as reinvested for the foreseeable future.

10. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, equipment and certain vehicles under noncancelable operating lease agreements expiring on various dates through 2013. Total rent expense under operating leases was approximately $4.2 million, $4.4 million and $4.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. In October 2003, the Company extended one of its office leases through 2011 with an aggregate increase to the future minimum lease payments of $3.3 million. The Company leases various equipment and furniture under a four-year capital lease agreement. The capital lease runs until March 31, 2005. Aggregate future minimum lease payments under the capital lease and noncancelable operating leases as of December 31, 2004 are as follows (in thousands):

	Capital Leases	Operating Leases
2005	$225	$5,373
2006	36	5,134
2007	34	4,950
2008	—	4,374
2009	—	4,371
Thereafter	—	13,455

Total:	$295	$37,657

Less: Amount representing interest	13

Net present value of minimum lease payments	282
Less: Current portion of capital lease	218

Long-term portion of capital lease obligation	$64

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employment Agreements

As part of the acquisition of Aloha, the Company has an employment agreement with one employee. Under this employment agreement, in the event the Company terminates the employment without cause or if the employee terminates the employment with good reason, the Company would be obligated to pay the employee severance at a rate equal to his base salary at the date of termination for the remaining term of the agreement. This agreement expires January 2007.

Letters of Credit

As of December 31, 2004, the Company had outstanding letters of credit of approximately $2.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

11. SHAREHOLDERS’ EQUITY

Treasury Stock

In May 2000, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 1.0 million shares of common stock of the Company over the following twelve months. During 2000, the Company repurchased and subsequently retired approximately 90,000 shares at prices ranging from $18.25 to $19.94 per share, for total consideration of approximately $1.8 million.

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

During the year ended December 31, 2004, the Company repurchased 2.1 million shares at a weighted average price of $8.09 for its treasury at a cost of approximately $17.3 million. Approximately 2.0 million shares were repurchased in connection with the divesture of the Enterprise segment and were subsequently retired (Note 4). The remaining 141,000 shares were, repurchased from the former shareholders of Breeze, who were issued the shares in December 2003 in connection with the additional consideration given for obtaining certain earnings milestones, pursuant to the Breeze acquisition agreement (Note 4). At the Company’s option, cash equaling the value of the shares issued was exchanged for the shares. During the fourth quarter 2004, the Company retired the remaining 141,000 shares that remained in its treasury.

As of December 31, 2004, the Company has repurchased and subsequently retired approximately 3.4 million shares of its common stock, for total consideration of approximately $29 million under these repurchase programs.

Preferred Stock

In January 1997, the Company authorized 5,000,000 shares of preferred stock with no par value. The Company’s Board of Directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. EMPLOYEE BENEFITS

Stock-Based Compensation Plans

Employee Stock Purchase Plan

During 1998, the Company’s Board of Directors adopted, with shareholder approval, the 1998 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, the Company is authorized to issue up to 1,500,000 shares of Radiant’s common stock to its qualified employees, who may purchase shares at 85.0% of the appropriate market price. The purchase price of the stock is the lower of the market price in effect on the day the offering starts or the day the offering terminates. In 2004, 2003 and 2002, the Company issued approximately 448,000 shares, 232,000 shares and 57,000 shares under the ESPP at an average price of $3.83, $5.52 and $9.92 per share, respectively. Subsequent to year end, the ESPP was amended to require a holding period of six months for all stock purchased under the plan.

Directors Stock Option Plan

During 1997, the Company’s Board of Directors adopted, with shareholder approval, the Non-Management Directors’ Stock Option Plan (the “Directors’ Plan”) for non-management directors of the Company, under which the Company may grant options to purchase up to 150,000 shares of Radiant’s common stock to nonemployee directors of the Company. Options are granted at an exercise price, which is not less than fair value as referenced to quoted market prices. Initial grants to new directors are exercisable over three years, while annual grants are exercisable six months after the grant date. Options granted under the Directors’ Plan expire ten years from the date of grant. During 2002, the Directors’ Plan was amended to increase the number of options available for grant to 300,000 shares, as well as to increase the grant to a non-employee director upon initial appointment to 25,000 from 15,000 and the annual grant to 10,000 from 5,000. The Company granted 30,000 options in 2004 and approximately 55,000 options in both 2003 and 2002. As of December 31, 2004, the Company has granted approximately 270,000 options under the Directors’ Plan, of which 7,500 have been exercised and 47,500 have been cancelled.

1995 Stock Option Plan

The Company’s 1995 Stock Option Plan (the “Plan”), as amended, was approved by shareholders and authorizes the issuance of up to 13,000,000 incentive and nonqualified stock options to key employees. Options are granted at an exercise price which is not less than fair value as estimated by the Board of Directors and become exercisable as determined by the Board of Directors, generally over a period of four to five years. Options granted under the Plan expire ten years from the date of grant. At December 31, 2004, options to purchase 724,476 shares of common stock were available for future grant under the Plan. From 1995 through 2004, the Company has granted a cumulative 1,081,235 nonqualified stock options outside the Plan, of which, 586,735 have been cancelled and 279,300 have been exercised. During the fourth quarter 2004, the Company made a one-time grant of 1,136,000 options to key employees.

On December 2, 2004, the Company announced a voluntary stock option exchange program for the benefit of its employees. Under the program, employees were offered the opportunity, if they elected, to cancel certain outstanding stock options previously granted to them under the Plan for new stock options to be granted on or about July 1, 2005. Under the exchange program, the new options will be exercisable for one share of common stock for every two shares of common stock issuable upon exercise of a surrendered option. For options with exercise prices greater than $15.00 per share, the new options will be exercisable for one share of common stock for every three shares of common stock issuable upon exercise of a surrendered option. The exercise price of the new options will be equal to the last reported sale price of common stock during regular trading hours as reported by the Nasdaq National Market on the grant date. The new options become exercisable in three equal annual installments beginning on the first anniversary of the date of grant and will expire on the fifth anniversary of the grant date, or earlier in the event of the termination of employment. The election period ended on December 30, 2004. On December 31, 2004, 116,094 options at an average exercise price of $15.84 were cancelled under this program. In accordance with EITF Issue 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 Abstract,” no compensation charges were recorded. Members of the Company’s Board of Directors, executive officers, and certain other members of the senior management team were not eligible to participate in this program.

Radiant measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. As the exercise of all options granted under these plans was equal to the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in the consolidated statements of operations.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity for each of the three years ended December 31, 2004 is as follows (in thousands, except weighted average exercise price):

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	7,302	$10.62	7,073	$11.31	5,405	$11.26
Granted	2,395	5.11	1,257	6.95	2,451	11.27
Canceled	(2,442)	11.61	(817)	12.51	(465)	15.40
Exercised	(266)	4.38	(211)	4.21	(318)	4.09

Outstanding at end of year	6,989	$8.63	7,302	$10.62	7,073	$11.31

Options exercisable at end of year	3,444	$10.72	3,981	$11.01	2,691	$10.73

The following table sets forth the range of exercise prices, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date for stock options outstanding as of December 31, 2004 (in thousands, except weighted average price and remaining contractual life):

	Options Outstanding		Weighted Average Remaining Contractual Life (Years)	Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price		Number Of Shares	Weighted Average Exercise Price
$0.67-$4.92	2,361	$4.37	6.23	528	$4.04
$5.23-$7.00	1,770	6.22	7.71	1,043	6.01
$7.13-$9.33	1,194	8.52	7.18	578	8.40
$9.63-$15.27	649	12.55	7.22	414	12.59
$15.40-$45.58	1,015	20.36	5.47	881	20.94

Total	6,989	$8.63		3,444	$10.72

Employee Benefit Plan

The Company has a 401(k) profit-sharing plan (the “401(k) Plan”) available to all employees of the Company who have attained age 21. The 401(k) Plan includes a salary deferral arrangement pursuant to which employees may contribute a minimum of 1.0% and a maximum of 15.0% of their salary on a pretax basis. The Company may make both matching and additional contributions at the discretion of the Company’s Board of Directors. The Company made contributions of approximately $284,000, $0 and $0 during 2004, 2003 and 2002, respectively.

As a result of the Company’s acquisition of Aloha in January 2004, the Company adopted Aloha’s 401(k) profit-sharing plan (“Aloha Plan”), which is available to all employees who have attained age 21. The Aloha Plan includes a salary deferral arrangement pursuant to which employees may contribute a minimum of 1.0% and a maximum of 50.0% of their salary on a pretax basis. The Company may make both matching and additional contributions at the discretion of the Company’s Board of Directors. The Company made contributions of approximately $189,000 during 2004.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. RELATED-PARTY TRANSACTIONS

Shareholder Loans

During 2001, five shareholders comprised of four non-officer employees and one officer, received loans in the aggregate amount of approximately $1.2 million. The loans bore interest at 5.5% and were payable in certain specified increments with final payment due April 2002. Two of these loans totaling $370,000, along with accrued interest, were paid in full during 2001. During 2002, the remaining loans, along with accrued interest, were paid in full. As of December 31, 2004 and 2003, the Company has no outstanding loans to any employees or officers of the Company. Interest income recorded during 2002 related to the notes was approximately $27,000.

14. SEGMENT REPORTING DATA

Prior to January 1, 2004, the Company operated through two primary reportable segments: Store Systems and Enterprise Software Systems. During the first quarter of 2004, the Company disposed of the Enterprise Software Systems segment and, as a result, restructured its business units into segments. The Company currently operates in three primary segments: (i) Petroleum and Convenience Retail, (ii) Hospitality and Food Service, and (iii) Entertainment. Each segment focuses on delivering site management systems, including point-of-sale (“POS”), self-service kiosk, and back-office systems, designed specifically for each of the core vertical markets. All prior periods have been restated to conform to the new segments.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. The Company’s management evaluates the performance of the segments based on an internal measure of contribution margin, or income and loss from operations, before certain allocated costs of development.

The summary of the Company’s operating segments is as follows (in thousands):

	For the year ended December 31, 2004
	Petroleum / Convenience Store	Hospitality and Food Service	Entertainment	All Other	Total
Revenues	$54,095	$59,176	$19,008	$2,595	$134,874
Amortization expense	—	4,784	94	13	4,891
Product development	3,768	3,431	1,551	44	8,794
Contribution margin	10,810	5,955	6,517	900	24,182
Goodwill	7,813	24,743	2,371	—	34,927
Other identifiable assets	17,248	39,226	3,994	2,470	62,938

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31, 2003
	Petroleum / Convenience Store	Hospitality and Food Service	Entertainment	All Other	Total
Revenues	$51,969	$19,507	$20,498	$1,963	$93,937
Product development	5,675	3,251	1,319	—	10,245
Non-recurring charge and impairments	—	1,714	—	903	2,617
Contribution margin	9,393	(4,265)	7,527	(1,085)	11,570
Goodwill	5,276	—	2,261	—	7,537
Other identifiable assets	15,321	4,869	3,277	3,327	26,794

	For the year ended December 31, 2002
	Petroleum / Convenience Store	Hospitality and Food Service	Entertainment	All Other	Total
Revenues	$74,965	$24,214	$23,015	$2,661	$124,855
Product development	5,131	3,316	1,926	(13)	10,360
Contribution margin	16,252	(4,091)	5,653	—	17,814

The reconciliation of contribution margin to net income (loss) for the years ended December 3, 2004, 2003 and 2002 is as follows:

	December 31,
	2004	2003	2002
Contribution margin for reportable segments	$24,182	$11,570	$17,814
Central corporate expenses unallocated	(22,707)	(17,525)	(12,784)
Income (loss) from operations of Enterprise business	(913)	(41,776)	1,511
Gain on disposal of Enterprise business	3,626	—	—

Net income (loss)	$4,188	$(47,731)	$6,541

The reconciliation of other identifiable assets to total assets as of December 31, 2004 and 2003 is as follows:

	December 31, 2004	December 31, 2003
Other identifiable assets for reportable segments	$62,826	$26,794
Goodwill for reportable segments	34,927	7,537
Central corporate assets unallocated, including discontinued operations	32,001	58,373

Total assets	$129,754	$92,704

Revenues not associated with the Company’s Petroleum/Convenience Store, Hospitality/Food Service or Entertainment segments are comprised of revenues from sales to BlueCube (note 4) and hardware sales outside the Company’s segments.

The Company distributes its technology both within the United States of America and internationally. The Company currently has international offices in Australia, Spain, Czech Republic, and Singapore. Revenues derived from international sources were approximately $23.3 million, $12.5 million and $16.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, the Company had international identifiable assets, including goodwill, of approximately $14.4 million and $9.9 million, respectively, of which approximately $4.9 million and $2.7 million, respectively, are considered long-lived assets.

The segment reporting data presented above may not reflect actual performance and actual asset balances had each segment been a stand-alone entity. Furthermore, the segment information may not be indicative of future performance.

15. SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables set forth certain unaudited financial data for each of the Company’s last eight calendar quarters. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. Net income per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year. Results for 2004 include the acquisition of Aloha.

	Quarter ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004		Dec. 31, 2004
	(In thousands, except per share data)
Total revenues	$26,841	$32,324	$35,939	(1)	$39,770	(1)

Gross profit	12,887	14,648	15,243		16,178

Net (loss) income	1,932	(199)	804		1,651

Basic and diluted net (loss) income per share	0.07	(0.01)	0.03		0.06

Basic and diluted (loss) income per share from continuing operations	(0.03)	—	0.03		0.05

Basic and diluted (loss) income per share from discontinued Enterprise business, net	0.10	(0.01)	—		—

(1)	An adjustment was made to reclassify amounts into the proper period by decreasing third quarter 2004 revenue and cost of sales by $399,000 and increasing fourth quarter 2004 revenue and cost of sales by $399,000.

	Quarter ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(In thousands, except per share data)
Total revenues	$25,162	$22,545	$23,979	$22,251

Gross profit	10,578	7,796	8,520	7,964

Net (loss) income	(3,221)	(35,849)	(3,252)	(5,409)

Basic and diluted net (loss) income per share	(0.11)	(1.29)	(0.12)	(0.19)

Basic and diluted (loss) income per share from continuing operations	(0.01)	(0.07)	(0.03)	(0.10)

Basic and diluted (loss) income per share from discontinued Enterprise business, net	(0.11)	(1.22)	(0.08)	(0.09)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors.

Based on their evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below. The Company made no significant changes in its internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the date of the evaluation of those controls by management.

Report of Independent Registered Public Accounting Firm

March 15, 2005

To the Board of Directors and Shareholders of

Radiant Systems, Inc

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Radiant Systems, Inc and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 15, 2005

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available at radiantsystems.com or upon request by writing to Radiant Systems, Inc., Attn: Melissa Coley, Investor Relations Director, 3925 Brookside Parkway, Alpharetta, Georgia 30022. If we make substantial amendments to our Code of Ethics or grant any waiver, including an implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

Information required by this Item is incorporated herein by reference to our proxy statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders, which proxy statement is to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

Information required by this Item is incorporated herein by reference to our proxy statement to be used in connection with the solicitation of proxies for our 2005 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission (the “2005 Proxy Statement”).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item is incorporated herein by reference to the 2005 Proxy Statement.

The following provides tabular disclosure of the number of securities to be issued upon exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories—plans that have been approved by shareholders and plans that have not (in thousands, except per share data):

Equity Compensation Plans	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Approved by shareholders:
1995 Stock Option Plan	6,774	$8.61	724
1997 Directors Stock Option Plan	215	$9.37	85
1998 Employee Stock Purchase Plan	—	—	98

	6,989	$8.63	907
Not approved by shareholders:	—	—	—

	6,989	$8.63	907

Item 13. Certain Relationships and Related Transactions

Information required by this Item is incorporated herein by reference to the 2005 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated herein by reference to the 2005 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements. The following consolidated financial statements, together with the applicable reports of independent public accountants, have been filed as Item 8 in Part II of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions are inapplicable, or the required information is included elsewhere in the financial statements.

SCHEDULE II

RADIANT SYSTEMS, INC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts for the year ended (in thousands)	Balance At Beginning Of Period	Additions Charged To Operations	Deductions	Balance At End Of Period
December 31, 2002	$2,227	$605	$235	$2,597
December 31, 2003	2,597	612	545	2,664
December 31 ,2004	2,664	986	26	3,624

3. Exhibits.

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (“2/97 S-1”), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (“6/97 S-1”), (iii) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-41291 (“1997 S-8”), (iv) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-62157 (“1998 S-8”), (v) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-62151 (“ESPP S-8”), (vi) the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, (“1998 10-K”), (vii) the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “June 2001 10-Q”), (viii) the Registrant’s Form 8-K filed October 14, 2003 (the “October 14, 2003 8-K”), (ix) the Registrant’s Form 8-K filed December 16, 2003 (the “December 16, 2003 8-K”), (x) the Registrant’s Form 8-K filed January 23, 2004 (the “January 23, 2004 8-K”), (xi) the Registrant’s Form 8-K filed February 17, 2004 (the “February 17, 2004 8-K”), (xii) the Registrant’s Form 8-K filed December 15, 2003 (“December 15, 2003 8-K”), (xiii) the Registrant’s Form 8-K filed January 23, 2004 (“January 23, 2004 8-K”), (xiv) Registration Statement on Form S-8, Registration No. 333-71892 (“2001 S-8”); and (xv) Exhibit 12(d)(5)(i) of the schedule to filed by the Registrant on December 2, 2004 (“2004 Schedule To”).

Exhibit Number	Description of Exhibit
*2.1	Asset Purchase Agreement, dated December 15, 2003, by and among Radiant Systems, Inc., Aloha Technologies, Ltd. et al.

*2.1.1	Amendment No. 1 to Asset Purchase Agreement, dated January 13, 2004

* 3. (i)	Amended and Restated Articles of Incorporation (2/97 S-1)

* 3. (ii)	Amended and Restated Bylaws (2/97 S-1)

* 4.1	Specimen Certificate of Common Stock (2/97 S-1)

*10.1	Form of License, Support and Equipment Purchase Agreement (2/97 S-1)

*10.2	Employee Stock Purchase Plan (ESPP S-8, Exhibit 10.1)

*10.3	Amended and Restated 1995 Stock Option Plan (2/97 S-1)

*10.3.1	Amendment No. 1 to Amended and Restated 1995 Stock Option Plan (1997 S-8)

*10.3.2	Amendment No. 2 to Amended and Restated 1995 Stock Option Plan (1998 S-8)

*10.3.3	Amendment No. 3 to Amended and Restated 1995 Stock Option Plan (2001 S-8)

*10.3.4	Form of Option Agreement under 1995 Stock Option Plan (2004 Schedule To)

*10.4	Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.4.1	Amendment No. 1 to Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.4.2	Amendment No. 2 to Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.5	Lease Agreement dated November 12, 1997 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road) (1998 10-K)

*10.5.1	Amendment No. 1 to Lease Agreement dated November 12, 1997 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road) (1998 10-K)

*10.13	Non-Management Directors’ Stock Option Plan (6/97 S-1)

*10.20	Asset Purchase and License Agreement dated June 30, 2001 by and between Radiant Systems, Inc. and Tricon Restaurant Services Group. (June 2001 10-Q)**

*10.21	Share Exchange Agreement, dated October 10, 2003, between Radiant Systems, Inc. and Erez Goren (October 14, 2003 8-K)

*10.22	Asset Purchase Agreement, dated December 15, 2003, by and among Radiant Systems, Inc., Aloha Technologies, Ltd. et al. (December 15, 2003 8-K)

*10.22.1	Amendment No. 1 to Asset Purchase Agreement, dated January 13, 2004 (January 23, 2004 8-K)

*10.23	Separation Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.24	Registration Rights Agreement, dated January 13, 2004 (January 23, 2004 8-K)

*10.25	Reseller and Services Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.26	Noncompetition Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Erez Goren (February 17, 2004 8-K)

*10.27	Tax Disaffiliation Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.28	Employee Benefits Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.29	Right of First Refusal and Purchase Option Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.30	Sublease and Facilities Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

10.31	Employment Arrangements with Executive Officers

10.32	Director Compensation Arrangements

10.33	Form of Executive Officer Confidentiality and Non-Solicitation Agreement

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Alpharetta, State of Georgia on March 15, 2005.

RADIANT SYSTEMS, INC.

By:	/s/ John H. Heyman
John H. Heyman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALON GOREN	Chairman of the Board and Chief Technology Officer	March 15, 2005
Alon Goren

/s/ JOHN H. HEYMAN	Chief Executive Officer and Director (principal executive officer)	March 15, 2005
John H. Heyman

/s/ MARK E. HAIDET	Chief Financial Officer (principal financial officer)	March 15, 2005
Mark E. Haidet

/s/ ROBERT R. ELLIS	Corporate Controller (principal accounting officer)	March 15, 2005
Robert R. Ellis

/s/ MICHAEL Z. KAY	Director	March 15, 2005
Michael Z. Kay

/s/ JAMES S. BALLOUN	Director	March 15, 2005
James S. Balloun

/s/ J. ALEXANDER DOUGLAS, JR.	Director	March 15, 2005
J. Alexander Douglas, Jr.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.31	Employment Arrangements with Executive Officers

10.32	Director Compensation Arrangements

10.33	Form of Executive Officer Confidentiality and Non-Solicitation Agreement

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte and Touche LLP

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002