Form 10-Q
period 2005-03-31
RADIANT SYSTEMS INC
filed 2005-04-29
CIK 845818

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2005

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

The number of shares of the registrant’s common stock outstanding as of April 22, 2005 was 29,175,110.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The information contained in this report is furnished for the Registrant, Radiant Systems, Inc. (“Radiant” or the “Company”). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. The financial information presented herein should be read in conjunction with the financial statements included in the Registrant’s Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,114	$15,067
Accounts receivable, net of allowances for doubtful accounts of $3,536 and $3,624, respectively	26,015	25,730
Receivable due from BlueCube	475	267
Inventories, net	18,164	18,647
Other short-term assets	2,772	2,122

Total current assets	62,540	61,833

Property and equipment, net	8,428	8,590
Software development costs, net	2,298	2,344
Goodwill	34,860	34,927
Intangibles, net	20,746	22,029
Other long-term assets	256	31

	$129,128	$129,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,612	$12,198
Accrued liabilities	11,090	11,925
Accrued contractual obligations and payables due to BlueCube	2,589	2,982
Client deposits and unearned revenue	13,351	9,881
Current portion of capital lease payments	55	218
Current portion of long-term debt	3,712	5,443

Total current liabilities	42,409	42,647
Client deposits and unearned revenue, less current portion	517	564
Long-term portion of capital lease payments	73	64
Long-term debt, less current portion	11,878	12,828
Other long-term liabilities	261	344

Total liabilities	55,138	56,447
Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 29,157,593 and 29,321,360 shares issued and outstanding, respectively	—	—
Additional paid-in capital	118,041	118,649
Accumulated other comprehensive income	363	244
Accumulated deficit	(44,414)	(45,586)

Total shareholders’ equity	73,990	73,307

	$129,128	$129,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31, 2005	March 31, 2004
Revenues:
System sales	$20,402	$11,890
Client support, maintenance and other services	16,937	14,951

Total revenues	37,339	26,841

Cost of revenues:
System sales	10,629	5,309
Client support, maintenance and other services	11,260	8,645

Total cost of revenues	21,889	13,954

Gross profit	15,450	12,887

Operating Expenses:
Product development	2,973	3,472
Sales and marketing	4,211	4,518
Depreciation of fixed assets	811	964
Amortization of intangible assets	1,283	1,044
General and administrative	4,560	3,606

Total operating expenses	13,838	13,604

Income (loss) from operations	1,612	(717)
Interest expense, net	244	202
Other expense, net	13	11

Income (loss) from continuing operations before income tax provision	1,355	(930)
Income tax provision	183	34

Income (loss) from continuing operations	1,172	(964)

Income from discontinued Enterprise business (Note 2):
Loss from operations of Enterprise business, net	—	(913)
Gain on disposal of Enterprise business, net	—	3,809

Income from discontinued Enterprise business, net	—	2,896

Net income	$1,172	$1,932

Income (loss) per share from continuing operations:
Basic and diluted income (loss) per share	$0.04	$(0.03)

Income per share from discontinued Enterprise business, net:
Basic and diluted income (loss) per share	$—	$0.10

Net income per share:
Basic and diluted income per share	$0.04	$0.07

Weighted average shares outstanding:
Basic	29,247	28,906

Diluted	30,302	28,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(in thousands)

(Unaudited)

	Common Stock		APIC	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
BALANCE, December 31, 2004	29,321	$—	$118,649	$(45,586)	$244	$73,307

Components of comprehensive income:
Net income	—	—	—	1,172	—	1,172
Foreign currency translation adjustment	—	—	—	—	119	119

Total comprehensive income:	—	—	—	1,172	119	1,291
Treasury stock purchase and retirement	(238)	—	(1,000)	—	—	(1,000)
Exercise of employee stock options	75	—	392	—	—	392

BALANCE, March 31, 2005	29,158	$—	$118,041	$(44,414)	$363	$73,990

The accompanying notes are an integral part of these consolidated statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,172	$1,932
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Enterprise business	—	(3,809)
Depreciation and amortization	2,311	2,008
Changes in assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(396)	2,547
Inventories	499	(1,867)
Other assets	(629)	(273)
Accounts payable	(586)	2,389
Accrued liabilities	465	2,760
Payables due to BlueCube (see Note 2)	(181)	—
Client deposits and deferred revenue	3,423	1,515
Other liabilities	(83)	—

Net cash provided by operating activities	5,995	7,202
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(751)	(582)
Capitalized software development costs	(121)	(711)
Accrued contract obligations and other payments related to sale of Enterprise business	(212)	(5,157)
Additional consideration for acquisition of Breeze (see Note 2)	(1,300)	—
Acquisition of Aloha, net of cash acquired and acquisition costs	—	(11,121)
Proceeds from sale of fixed assets	125	—
Purchase of TriYumF Asset and capitalized professional services costs	—	(4,026)

Net cash used in investing activities	(2,259)	(21,597)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of employee stock options	392	812
Principal payments on capital lease obligations	(154)	(156)
Principal payments on debt—Aloha acquisition	(2,681)	—
Repurchase of common stock	(1,000)	—
Principal payments on shareholder loans	—	(501)
Payment of loan fees associated with Credit Agreement	(246)	—

Net cash (used in) provided by financing activities	(3,689)	155

Increase (decrease) in cash and cash equivalents	47	(14,240)
Cash and cash equivalents at beginning of period	15,067	33,774

Cash and cash equivalents at end of period	$15,114	$19,534

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash transactions related to acquisitions and divestitures (Note 2):
Issuance of common stock—Aloha	$—	$15,300

Long-term note payable—Aloha	$—	$21,418

Common stock received in divestiture—Enterprise	$—	$16,300

Cash paid for interest	$253	$223

Cash paid for income taxes	$23	$52

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Stock-Based Compensation

Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Radiant Systems, Inc. (“Radiant” or the “Company”), included herein, have been prepared on a basis consistent with the December 31, 2004 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Radiant’s Form 10-K for the year ended December 31, 2004. Radiant’s results of operations for the three months ended March 31, 2005 are not necessarily indicative of future operating results.

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

Discontinued Operations

As a result of Radiant’s disposal of its Enterprise segment and operations in the first quarter of 2004, the Company’s condensed consolidated statement of operations present the discontinued Enterprise segment and operations separate from continuing operations (Note 2). The net tax effect of discontinued operations during 2004 was not material to the financial statements.

Treasury Stock

The Company records treasury stock purchases at cost. The excess of cost over par value is allocated to additional paid in capital based on the per share amount of capital in excess of par value for all shares. During the three months ended March 31, 2005, the Company repurchased, and subsequently retired, approximately 238,000 shares at $4.21 at a cost of approximately $1.0 million. These shares were repurchased from the former shareholders of Breeze Software Proprietary Limited (“Breeze”) and were issued in the third quarter of 2004 in connection with the additional consideration given for obtaining certain earnings milestones, pursuant to the Breeze acquisition agreement (Note 2). At the Company’s option, cash equaling the value of the shares issued was exchanged for the shares during the first quarter of 2005. During the three months ended March 31, 2004, the Company repurchased approximately 2.0 million shares at a weighted average share price of $8.15 at a cost of $16.3 million. These shares were repurchased in connection with the divesture of the Enterprise segment and were subsequently retired (Note 2).

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. In the event of a net loss, basic loss per share is the same as dilutive loss per share. For the three months ended March 31, 2005, basic weighted average shares outstanding were approximately 29,247,000 and dilutive weighted average shares outstanding were approximately 30,302,000. For the three months ended March 31, 2004, Radiant reported a net loss from continuing operations, and the basic and dilutive weighted average shares outstanding for that period were approximately 28.9 million.

For the three months ended March 31, 2005 and 2004, options to purchase approximately 2.8 million and 6.5 million shares of common stock were excluded from the above reconciliation, as the options were antidilutive for the periods then ended.

Comprehensive Income

The Company’s comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the three months ended March 31, 2005 and 2004 was approximately $1.3 million and $1.8 million, respectively.

Accounting for Stock-Based Compensation

Radiant measures compensation expense for its stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, until required otherwise by Statement of Financial Accounting Standards No. 123 (R), as discussed further in Note 1. Under the intrinsic value method, as the exercise of all options granted under these plans was equal to the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in the condensed consolidated statements of operations.

In accordance with Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation — Transition and Disclosure—, an Amendment of the Financial Accounting Standards Board (“FASB”) Statement No. 123 and Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, Radiant’s pro forma option expense is computed using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Radiant’s employee stock options have characteristics significantly different from those of traded options.

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

	Three months ended March 31,
	2005	2004
Income (Loss) from continuing operations, as reported	$1,172	$(964)
Stock-based compensation expense, net of related tax effects	1,871	1,533

Pro forma net loss from continuing operations	$(699)	$(2,497)

Basic and diluted income (loss) per share — as reported	$0.04	$(0.03)

Basic and diluted (loss) per share — pro forma	$(0.02)	$(0.09)

Net income, as reported	$1,172	$1,932
Stock-based compensation expense, net of related tax effects	1,871	(2,419)

Pro forma net (loss) income	$(699)	$4,351

Basic and diluted income per share — as reported	$0.04	$0.07

Basic and diluted (loss) income per share — pro forma	$(0.02)	$0.15

Accounting Pronouncements

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

In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) which is effective for the Company beginning on January 1, 2006. SFAS No. 123R replaces SFAS No. 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS No. 123R requires that the compensation cost relating to share-based awards to employees be recognized in financial statements and be measured based on the grant-date fair value of the stock options or other equity-based compensation. The Company currently provides the comparative pro forma disclosures required by SFAS No. 148 but continues to account for stock compensation in accordance with APB 25. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt in the first quarter of fiscal year 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143 (“FIN 47”), which is effective for fiscal periods ending after December 15, 2005. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

2. Acquisitions and Divestitures

Acquisition of Breeze Software Proprietary Limited

On May 9, 2001, the Company acquired all of the outstanding common stock of Breeze Software Proprietary Limited (“Breeze”), a leading provider of software applications for retailers in the Australian marketplaces. The purchase price consisted of $1.7 million in cash and assumption of net liabilities of $700,000. Total consideration, including approximately $400,000 in transaction costs, was $2.8 million. Goodwill of approximately $2.8 million was recorded at the time of the acquisition. The Company was obligated to pay additional consideration of cash and/or stock in the event certain earnings milestones were achieved, through the fourth quarter of 2004. During the third quarter of 2004 and the fourth quarter of 2003, the specified earnings milestones were achieved and the Company paid additional consideration of approximately 238,000 shares and 141,000 shares, respectively, of common stock for a total consideration of approximately $1.0 million and $1.2 million, respectively, based upon the quoted price of the Company’s stock, which was allocated to goodwill. In addition, during the fourth quarter 2004, a final earnings milestone was obtained and the Company elected to pay the additional consideration of approximately $1.3 million in cash. This payment was accrued in the fourth quarter of 2004 and paid during the first quarter of 2005.

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

The following unaudited pro forma financial information for the period ended March 31, 2004, presents results as if the acquisition had occurred at the beginning of the period and is presented for comparison purposes with the actual results for the three months ended March 31, 2005.

	Three months ended March 31,
(Dollars in Thousands, Except Per Share Data)	2005	2004
Revenue	$37,339	$27,676
Income (loss) from continuing operations, after income tax	1,172	(938)
Income (loss) per share from continuing operations—basic	0.04	(0.03)
Income (loss) per share from continuing operations—diluted	0.04	(0.03)

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition and from increased interest expense on acquisition debt. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the period or of future results.

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

The transaction included the purchase of certain software technology source code and customer lists. Total consideration was approximately $700,000 and consisted of $300,000 in cash, the issuance of 46,133 shares of common stock with a fair value of $6.50 per share based on the average close price for the 10 days prior to the date of announcement (March 17, 2004) and approximately $100,000 of assumed liabilities and direct expenses. The purchase agreement also provides for additional cash payments if certain future operating targets are achieved. The additional payments may aggregate to approximately $1.6 million and will be accounted for as part of the purchase price. As of March 31, 2005, none of these future operating targets had been achieved. Intangible assets of approximately $600,000 were recorded and will be amortized over the assets estimated useful lives, which range from three to ten years. The remaining $100,000 purchase price was recorded as goodwill and assigned to the entertainment segment. The goodwill is expected to be deductible for tax purposes over the next 15 years.

Divestiture of Enterprise Software Systems Business

On January 31, 2004, the Company completed a tax free split-off of the Company’s Enterprise Software Systems (“Enterprise”) business now known as BlueCube Software, to Erez Goren, the Company’s former Co-Chairman and Co-Chief Executive Officer. Pursuant to the terms of the Share Exchange Agreement under which the split-off was effected, Radiant contributed specified assets and liabilities of the Enterprise business, together with $4.0 million in cash, to the newly formed subsidiary, and then transferred all of the shares of the new company to Erez Goren in exchange for the redemption of 2.0 million shares of common stock of the Company, valued at $16.3 million based upon the quoted price of the Company’s stock on January 31, 2004. The shares redeemed represented approximately 7.0% of the Company’s outstanding shares. The consideration for the transaction was determined based on negotiations between the special committee of the Company’s independent directors and Mr. Goren. At the completion of this transaction, Mr. Goren resigned as Co-Chairman and Co-Chief Executive Officer of Radiant and as a member of the Company’s Board of Directors.

During the quarter ended March 31, 2005, the Company recorded no additional expenses related to the divestiture of Enterprise business.

For the one month ended January 31, 2004, Enterprise generated revenues and a net loss of approximately $1.8 million and $913,000, respectively. The Enterprise results are included in discontinued operations in the Company’s condensed consolidated statement of operations. The following is a summary of asset and liabilities of the Enterprise business that were contributed to BlueCube Software, the proceeds received, and the resulting gain on disposal:

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

Commitments and Contingencies from Divestiture

Radiant has a contractual obligation for performance under certain existing customer contracts that have not been assigned to BlueCube at Radiant’s choice or because they require the consent of the customer (Legacy Contracts). Under a Reseller and Services Agreement, BlueCube is obligated to fulfill the terms of these Legacy Contracts, including providing hosting, support, maintenance and professional services. BlueCube will act as Radiant’s subcontractor, and indemnify Radiant for any losses associated with its performance or non-performance of the Legacy Contract obligations. Radiant will continue to invoice these Legacy customers on behalf of BlueCube. Radiant will pass through the payments received in these transactions as they are received from the customers. As of March 31, 2005, Radiant had received approximately $300,000 from Legacy customers that had not yet been passed to BlueCube. This amount has been included in accrued contractual obligations and payables due to BlueCube in the accompanying condensed consolidated balance sheet as of March 31, 2005.

Under this Reseller and Services Agreement with BlueCube, Radiant became a preferred reseller of selected BlueCube computer products. The fixed price charged to customers for BlueCube products is remitted to BlueCube based on a fixed percentage of this price, as stated in the agreement. During the three months ended March 31, 2005 and 2004, the Company recognized approximately $100,000 of revenues under this agreement. As of March 31, 2005 and December 31, 2004, Radiant has a payable due to BlueCube related to the fixed percentage passed through to BlueCube of approximately $1.1 million and $1.3 million, respectively. This amount has been included in accrued contractual obligations and payables due to BlueCube in the accompanying condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004. In addition, during the three months ended March 31, 2005 and 2004, the Company recognized approximately $100,000 and $500,000 of revenues generated from the sale of Radiant products to BlueCube. As of March 31, 2005 and December 31, 2004, Radiant has a receivable due from BlueCube of approximately $500,000 and $300,000, respectively.

Radiant also maintains rights to access product source code and information needed to fulfill Legacy Contract obligations if BlueCube fails to perform. For a limited number of existing customer contracts, Radiant and BlueCube have shared liability, which includes penalties, for a period of 18 months after January 31, 2004, based upon the revenue received by each party under the contract. For one of these contracts, milestones defined in the original contract were amended. Failure to meet these amended milestones could result in penalties and/or losses, the amount of which cannot be estimated. In management’s opinion, it is not probable that Radiant will incur penalties/losses under this contract. In addition to the initial cash included in the transaction, it was agreed that approximately $5.3 million of unearned revenue will be transferred to BlueCube upon BlueCube’s completion of the related contractual commitments. Approximately $200,000 and $4.2 million were paid during the three months ended March 31, 2005 and from inception through March 31, 2005, respectively. Management expects the majority of the remaining cash to be transferred to BlueCube over the next nine months. The remaining liability of approximately $1.1 million is included in accrued contractual obligations and payables due to BlueCube in the accompanying condensed consolidated balance sheet as of March 31, 2005.

Radiant has also agreed to sublease a portion of its property, currently under an operating lease, to BlueCube. This sublease will expire concurrently with Radiant’s operating lease on the property in January 2013. Operating lease rentals received are recorded against operating lease expense in the consolidated statements of operations. BlueCube has the right to early termination beginning on January 31, 2007, and must provide Radiant with an 18 month notice that early termination will occur. Payments received from BlueCube under this sublease equated to approximately $300,000 during the three months ended March 31, 2005. Aggregate future minimum lease payments under this sublease agreement for the twelve months ended March 31st, are approximately: $1.3 million in 2006, $1.4 million per year for years 2007 through 2011, and a total of $3.9 million over the remaining 22 months of the lease. In conjunction with this sublease agreement, Radiant and BlueCube entered into a right of refusal and option agreement pertaining to real property currently owned by Radiant and adjacent to the property being subleased by BlueCube. Under this agreement, BlueCube has an option to purchase the real property at a stated value, which management believes is the fair value at the time of the split-off. BlueCube has the right of refusal if Radiant obtains an offer to sell the real property to another party. The exercise of this right will result in BlueCube purchasing the real property at a price based on a formula and the third-party offer obtained by Radiant. This agreement is subordinate to a pre-existing right of first refusal with a third-party.

HotelTools Software

During 2003, management approved a plan to sell the acquired HotelTools software. The software is available for immediate sale and management is actively pursuing interested parties to sell the software in its present condition. The Company believes that the value of the software is stated at its net realizable value and continues to actively negotiate to sell the software at this price. However, if it is determined that limited interest exists for this product, additional write downs may be necessary in the future.

3. Goodwill and Other Intangibles, Net

Goodwill

In accordance with SFAS No. 142 the Company evaluates the carrying value of goodwill as of January 1st of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s annual evaluations of the carrying value of goodwill completed on January 1, 2005 and 2004 in accordance with SFAS No. 142 resulted in no impairment losses.

Changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows (in thousands):

	Petroleum/ Convenience Store	Hospitality and Food Service	Entertainment	All Other	Total
Balance, December 31, 2004	$7,813	$24,743	$2,371	$—	$34,927
Breeze acquisition, including associated currency translation adjustment (Note 4)	(67)	—	—	—	(67)

Balance, March 31, 2005	$7,746	$24,743	$2,371	$—	$34,860

Intangible assets

A summary of the Company’s intangible assets as of March 31, 2005 and December 31, 2004 is as follows (in thousands):

	Weighted Average Amortization Lives	March 31, 2005		December 31, 2004
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core and developed technology – Hospitality	3 years	$10,600	$(4,269)	$10,600	$(3,386)
Reseller network – Hospitality	15 years	9,200	(741)	9,200	(588)
Direct sales channel – Hospitality	10 years	3,600	(435)	3,600	(345)
Covenants not to compete – Hospitality	3 years	1,400	(564)	1,400	(447)
Trademarks and tradenames – Hospitality	Indefinite	1,300	—	1,300	—
Customer list and contracts – Entertainment	5 years	250	(48)	250	(35)
Core and developed technology – Entertainment	2.5 years	200	(64)	200	(47)
Covenants not to compete – Entertainment	10 years	150	(14)	150	(11)

Other		492	(311)	492	(304)

Total intangible assets		$27,192	$(6,446)	$27,192	$(5,163)

Over the next five years ending on March 31st, amortization expense will be approximately $5.1 million in 2006 and 2007, $4.2 million in 2008, and $1 million in 2009 and 2010.

4. Inventory

A summary of the Company’s inventory as of March 31, 2005 and December 31, 2004 is as follows (in thousands):

	March 31, 2005	December 31, 2004
Raw materials, net	$10,749	$11,091
Work in process	1,030	1,520
Finished goods, net	6,385	6,036

	$18,164	$18,647

5. Debt

Notes Payable—Aloha Acquisition

The following is a summary of the promissory notes entered into with the previous shareholders of Aloha in connection with the Company’s purchase of Aloha (Note 2) on January 13, 2004 and outstanding as of March 31, 2005 and December 31, 2004:

(Dollars in Thousands)	March 31, 2005	December 31, 2004
Promissory note bearing interest based on the prime rate plus one percent. All principal and interest were paid in January 2005	$—	$1,788
Promissory note bearing interest based on the prime rate plus one percent and being paid in sixty equal installments of principal and interest beginning on February 13, 2004	15,590	16,483

Total	$15,590	$18,271

Interest expense on these notes was $255,000 and $223,000 for the three months ended March 31, 2005 and 2004, respectively.

Approximate maturities of notes payable are as follows for the following 12-month periods subsequent to March 31, 2005:

(Dollars in Thousands)
2006	$3,712
2007	3,955
2008	4,209
2009	3,714

Balance, March 31, 2005	$15,590

Credit Agreement

On March 31, 2005, the Company entered into a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Foothill, Inc., as the arranger, administrative agent and initial lender. Other lenders may participate in the Credit Agreement from time to time. Unless extended, the Credit Agreement expires on March 31, 2008. The Credit Agreement provides for extensions of credit, upon satisfaction of certain conditions in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $15 million. The revolving loan amount available to the Company is derived from a monthly borrowing base calculation using the Company’s various receivables balances. Loans under the Credit Agreement will bear interest, at Radiant’s option, at either the London Interbank Offering Rate plus two and one half percent or at the rate that Wells Fargo Bank, N.A. announces as its prime rate then in effect. Fees associated with the Credit Agreement are typical for transactions of this type. The Credit Agreement contains certain customary representations and warranties from Radiant. It also contains customary covenants, including use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of Radiant’s assets; and limitations on transactions with related parties. In addition, the Credit Agreement contains various financial covenants, including: minimum EBITDA levels, minimum tangible Net Worth, and maximum capital expenditures. As of March 31, 2005, the Company was in compliance with all financial covenants. The Credit Agreement also contains customary events of default, including nonpayment of principal, interest, fees or charges when due; breach of covenants; material inaccuracy of representations and warranties when made; and insolvency. If any events of default occur and are not cured within the applicable grace periods or waived, the administrative agent shall at the election of the required lenders terminate the commitments and declare the loans then outstanding to be due and payable in whole or in part together with accrued interest and any unpaid accrued fees and all other liabilities of Radiant thereunder. As of March 31, 2005, the Company had no outstanding balance related to its Credit Agreement.

8. Segment Reporting Data

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

The summary of the Company’s operating segments is as follows (in thousands):

	For the three months ended March 31, 2005
	Petroleum / Convenience Retail	Hospitality and Food Service	Entertainment	All Other	Total
Revenues	$13,295	$19,965	$3,870	$209	$37,339
Amortization expense	—	1,244	33	6	1,283
Product development	562	1,298	364	—	2,224
Contribution margin	2,450	2,588	878	(230)	5,686
Goodwill	7,746	24,743	2,371	—	34,860
Other identifiable assets	14,800	37,769	3,819	817	57,205

	For the three months ended March 31, 2004
	Petroleum / Convenience Retail	Hospitality and Food Service	Entertainment	All Other	Total
Revenues	$11,226	$9,845	$4,838	$932	$26,841
Amortization expense	—	1,044	—	—	1,044
Product development	1,004	913	456	4	2,377
Contribution margin	3,294	(42)	1,696	490	5,438
Goodwill	5,276	23,838	2,261	—	31,375
Other identifiable assets	13,538	38,012	3,893	1,062	56,505

The reconciliation of contribution margin to net income for the three months ended March 31, 2005 and 2004 is as follows:

	March 31, 2005	March 31, 2004
Contribution margin for reportable segments	$5,686	$5,438
Central corporate expenses unallocated	(4,514)	(6,402)
Loss from operations of Enterprise business	—	(913)
Gain on disposal of Enterprise business	—	3,809

Net income	$1,172	$1,932

The reconciliation of other identifiable assets to total assets as of March 31, 2005 and 2004 is as follows:

	March 31, 2005	March 31, 2004
Other identifiable assets for reportable segments	$57,205	$56,505
Goodwill for reportable segments	34,860	31,375
Central corporate assets unallocated, including discontinued operations	37,063	38,236

Total assets	$129,128	$126,116

Revenues not associated with the Company’s Petroleum/Convenience Retail, Hospitality/Food Service or Entertainment segments are comprised of revenues from sales to BlueCube (Note 2) and hardware sales outside the Company’s segments.

The Company distributes its technology both within the United States of America and internationally. The Company currently has international offices in Australia, Spain, Czech Republic, and Singapore. Revenues derived from international sources were approximately $6.9 million and $3.8 million for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005 and 2004, the Company had international identifiable assets, including goodwill, of approximately $13.7 million and $7.6 million, respectively, of which approximately $5.0 million and $2.5 million, respectively, are considered long-lived assets.

The segment reporting data presented above may not reflect actual performance and actual asset balances had each segment been a stand-alone entity. Furthermore, the segment information may not be indicative of future performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of Radiant’s business and results of operations. This MD&A should be read in conjunction with Radiant’s Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. MD&A consists of the following sections:

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

Overview

Radiant is a leading provider of retail technology focused on the development, installation and delivery of solutions for managing site operations of retail and food service businesses.

The Company focuses on delivering site management systems, including point-of-sale (POS), self-service kiosk, and back-office systems, designed specifically for its three reportable segments of Hospitality, Petroleum and Convenience Retail, and Entertainment. Radiant’s site management solutions include software products, site hardware, professional services and support services. Each product can be purchased independently or as a suite of integrated products to address the customer’s specific business needs. These products enable operators to drive top-line growth and improve bottom-line performance.

Radiant offers best-of-breed solutions designed for ease of integration with operators’ existing infrastructures. The Company’s site management technology enables retail and food service operators to improve customer service while reducing costs. The Company believes its approach to site management is unique in that its product solutions provide visibility and control at the site, field, and headquarters levels. Additionally, Radiant focuses on addressing the unique requirements of the highly specialized environments in which its customers operate. These environments require a high degree of reliability, specialized functionality, and peripheral compatibility. Using its point-of-sale, customer self-service and back-office technology, businesses are able to improve customer service and loyalty, improve speed of service, increase revenue per transaction, and reduce fraud and shrink. The Company’s full line of open, standards-based site management hardware allows operators to leverage advanced technology built specifically for the environment in which they operate.

Radiant believes its current generation of point-of-sale and customer self-service products represents an innovative platform based on an open, modular software and hardware architecture that offers increased functionality and stability compared to other systems in the marketplace, at a lower total cost of ownership.

The Company’s point-of-sale and back office technology is designed to enable businesses to deliver exceptional client service while improving profitability. The Company offers a full range of products that are tailored to specific retail and food service market needs including hardware, software and professional services. The Company offers best-of-breed solutions designed for ease of integration in managing site operations enabling operators to improve customer service while reducing costs. The Company believes its approach to site operations is unique in that its product solutions provide enterprise visibility and control at the site, field, and the headquarters levels.

The Company operates primarily through three reportable segments: (i) Petroleum and Convenience Retail, (ii) Hospitality, and (iii) Entertainment. The current business segments were implemented subsequent to the disposition of the Enterprise Software Systems segment, through a renewed focus on the Company’s vertical market strategy.

Disposition of the Enterprise Software Systems Segment

In January 2004, Radiant completed the split-off of its enterprise software business, now known as BlueCube Software, to Erez Goren, the Company’s former Co-Chairman of the Board and Co-Chief Executive Officer (see Note 2 of the condensed consolidated financial statements for further information). Radiant retained the right to sell and market the Enterprise Productivity Suite, including functionality such as workforce and supply chain management, through a reseller agreement with BlueCube Software. Under certain customer agreements, the Company has retained the obligation to perform contract obligations that have been subcontracted to BlueCube. As further described in Note 2 to the condensed consolidated financial statements, the separation agreement provides for a shared liability for contract claims of specified contracts over the initial 18 month term of the separation. Radiant does not believe that liabilities under these agreements are likely but they do represent a potential risk for the Company. The disposition of the Enterprise segment has allowed the Company to focus its efforts on better serving its core markets and increase market penetration. This disposition has significantly improved the Company’s profits and cash position.

During the first quarter of 2004, Radiant reported a gain on the disposition of the Enterprise Software Systems segment of $3.8 million as further described in Note 2. The operating revenues and expenses through January 31, 2004 for the Enterprise Software Systems segment are reported as a net loss of $913,000 in discontinued operations on the consolidated income statement as further described in Note 2.

Acquisition of Aloha Technologies, Ltd. and ENeeds, Inc.

In the first quarter of 2004, Radiant completed the acquisition of Aloha Technologies, a leading provider of point-of-sale systems for the hospitality/food service industry. In the second quarter of 2004, the Company completed the acquisition of ENeeds, the leading provider of Film Management software and services in the North American exhibition industry. These were strategic acquisitions to assist in developing the Company’s Hospitality and Entertainment segments. Further financial information concerning these acquisitions is contained in Note 2 of the condensed consolidated financial statements.

To the extent that Radiant believes acquisitions or joint ventures can better position it to serve its current segments, it will continue to pursue such opportunities in the future.

Results of Operations

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

System sales. The Company derives the majority of its revenues from sales and licensing fees for its point-of-sale hardware, software and site management software solutions. System sales during the first quarter of 2005 were $20.4 million. This is an increase of $8.5 million, or 72%, from the same period in 2004, and a decrease of $3.6 million, or 15%, from the fourth quarter of 2004.

The year over year quarterly increase is primarily due to additional software license sales associated with having a full quarter of results related to the Aloha acquisition which took place in mid-January 2004, the increased use of the hospitality re-seller channel for additional sales, the success of selling the Company’s new hardware products into its hospitality reseller markets (which began in the later part of the second quarter 2004), increased presence in the international community which has resulted in a $3.1 million or 82% increase in its international revenues and improved product demand throughout the hospitality and petroleum and convenience retail industries. The decrease from the fourth quarter of 2004 was primarily due to the cyclical nature of capital expenditures throughout the hospitality, petroleum and convenience retail and entertainment industries.

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

Client support, maintenance and other services during the first quarter of 2005 increased 13% from the same period in 2004 and increased 7% from the fourth quarter of 2004. These increases are primarily due to the additional revenues generated in both software and hardware support and maintenance due to the increased sales in 2004, the increase in revenues generated from the Company’s Hospitality subscription products due to continued marketing efforts around this product line, and the additional revenues generated through custom development and consulting projects.

System sales gross profit. Cost of system sales consists primarily of hardware and peripherals for site-based systems, amortization of software costs and labor. All costs, other than amortization, are expensed as products are shipped, while software amortization is expensed at the greater of straight line amortization or proportion to sales volume.

System sales gross profit in the first quarter of 2005 as compared to the first quarter of 2004 increased by approximately $3.2 million, or 49%, while the gross profit percentage decreased by 7% to 48%. The decrease in the gross profit percentage is primarily due to the change in mix between the Company’s hardware and software product lines resulting from additional hardware sales within its reseller channel. Systems sales gross profit for the first quarter of 2005 decreased approximately $1.1 million compared to the fourth quarter of 2004, while the gross profit percentage increased by 2%. This increase was primarily due to improved hardware sales gross profit.

Client support, maintenance and other services gross profit. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations.

The gross profit on service sales in the first quarter of 2005 as compared to the first quarter of 2004 decreased by approximately $0.6 million, or 10%, and the gross profit percentage decreased by 9% to 34%. The gross profit percentage remained relatively flat during the first quarter of 2005 and the fourth quarter of 2004.

The decrease in the gross profit percentage from the first quarter of 2004 is due to normal fluctuations between product development projects and maintenance projects that occur throughout the year and due to a major software project being released in the beginning of the third quarter of 2004. Personnel expenses associated with this project were capitalized during the first quarter of 2004. Personnel assigned to this project were reassigned to software maintenance projects after the completion of this project in the third quarter of 2004 and continued to be assigned to maintenance projects throughout the first quarter of 2005. As such, costs were expensed as incurred.

Segment Revenues: Total revenues in the Hospitality and Food Service business segment during the first quarter of 2005 increased by approximately $10.2 million to $20.0 million from $9.8 million compared to the same period in 2004 primarily due to a full quarter of results from the purchase of Aloha in mid-January, use of the re-seller channel for additional sales into the hospitality market (specifically hardware sales which began being sold through the reseller market in the later part of the second quarter 2004) and improved demand throughout the industry. Total revenues in the Petroleum and Convenience Retail business segment increased by approximately $2.1 million, or 18%, to $13.3 million primarily due to improved international presence and demand throughout the petroleum and convenience retail industry. The Company’s Entertainment business segment revenues decreased by approximately $1.0 million, or 20%, to $3.9 million primarily due to market conditions throughout the entertainment industry.

Total operating expenses. The Company’s total operating expenses increased by 2% during the first quarter of 2005 compared to the same period in 2004 due to the following:

•	Product development expenses. Product development expenses consist primarily of wages and materials expended on product development efforts excluding any development expenses related to associated revenues which are included in costs of client support, maintenance and other services.

Product development expenses decreased during the first quarter of 2005 by approximately $0.5 million, or 14%, compared to the same period in 2004. This decrease is primarily due to a full quarter of product expenditures associated with the purchase of Aloha in mid-January and the normal fluctuations between product development projects and maintenance projects that occur throughout the year (as mentioned above). Product development expense as a percentage of revenue decreased from 13% to 8% for the first quarter of 2005 compared to the same period in 2004. Product development expenses remained relatively flat as compared to the fourth quarter of 2004.

•	Sales and marketing expenses. Sales and marketing expenses decreased during the first quarter of 2005 by approximately $0.3 million, or 7%, compared to the same period in 2004 and compared to the fourth quarter of 2004. Sales and marketing expenses as a percentage of revenues decreased from 17% to 11% for the first quarter of 2005 compared to the same period in 2004 and remained flat when compared to the fourth quarter of 2004. The decrease in expenses is due primarily to internal department moves which resulted in individuals moving from the sales and marketing function to the general and administrative function.

•	Depreciation of fixed assets and Amortization of intangible assets. Depreciation and amortization expense increased during the first quarter of 2005 by approximately $0.1 million as compared to the same period in 2004 primarily due to a full quarter of amortization expense related to amortizable intangible assets acquired as part of the Aloha acquisition in mid-January 2004. This increase was partially offset with a decrease in depreciation expense due to several assets becoming fully depreciated during the later part of the fourth quarter of 2004 and the beginning of the first quarter of 2005.

•

General and administrative expenses. General and administrative expenses increased during the first quarter of 2005 by approximately $1.0 million, or 26%, compared to the same period of 2004 primarily due to a full quarter of general and administrative expenditures associated with the purchase of Aloha in mid-January, internal department moves from the sales and marketing function (as previously described), increased salary and bonus expense reflective of the Company’s growth and positive results in 2004 and additional expense related to the Company’s contributions to its 401(k) profit-sharing plan which began in the third quarter of 2004. General and administrative expenses as a percentage of total revenue have remained relatively constant at 12% and 13% for the first quarter of 2005 and 2004, respectively. General and administrative expenses increased $0.2 million or 5% from the fourth quarter of 2004 due solely to the internal department moves mentioned above.

Interest and other expense (income) net. The Company’s net interest expense includes interest expense incurred on its long-term debt, less interest income derived from the investment of its cash and cash equivalents. Net interest expense increased by approximately $42,000 to approximately $244,000 during the first quarter of 2005 compared to the same period in 2004. The increase in net interest expense resulted from a significant increase in the prime rate over the course of the past 12 months, which resulted in a higher interest rate on the interest bearing notes payable associated with the acquisition of Aloha Technologies.

Liquidity and Capital Resources

On March 31, 2005, the Company entered into a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Foothill, Inc., as the arranger, administrative agent and initial lender. Other lenders may participate in the Credit Agreement from time to time. Unless extended, the Credit Agreement expires on March 31, 2008. The Credit Agreement provides for extensions of credit in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $15 million. Loans under the Credit Agreement will bear interest, at Radiant’s option, at either the London Interbank Offering Rate plus two and one half percent or at the rate that Wells Fargo Bank, N.A. announces as its prime rate then in effect. Fees associated with the Credit Agreement are typical for transactions of this type.

The Credit Agreement contains certain customary representations and warranties from Radiant. In addition the Credit Agreement contains certain financial and non-financial covenants, which the Company was in compliance with as of March 31, 2005. As of March 31, 2005, the Company has no outstanding balance related to its Credit Agreement.

The Company’s working capital has increased approximately $0.9 million to $20.1 million at March 31, 2005 as compared to $19.2 million at December 31, 2004. The Company has historically funded its business through cash generated by operations. Cash provided by operating activities from continuing operations during the first quarter of 2005 was $6.0 million as compared to $7.2 million during the same period in 2004. Cash from operations, in 2005, was mainly generated from income from operations, the adding back of non-cash items such as depreciation and amortization and through the collection of calendar year support and maintenance invoices that are deferred and recognized over the course of the year. This was partially offset by normal fluctuations in receivables and payables and by the payment of accrued 2004 year end bonuses. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected. Cash used in investing activities during the first quarter of 2005 was $2.3 million as compared to $21.6 million during the same period in 2004. In 2005, investing activities mainly consisted of additional consideration related to the Breeze acquisition (see Note 2 in the condensed consolidated financial statement footnotes), the purchase of equipment and the continued payout of accrued contract obligations related to the BlueCube disposition. Cash used in financing activities during the first quarter of 2005 was $3.7 million as compared to cash provided by financing activities of $0.2 million during the same period in 2004. In 2005, financing activities mainly consisted of the pay off and pay down of notes payable related to the Aloha acquisition and payments made in connection with loan fees to enter into the Credit Agreement previously mentioned.

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases various equipment and furniture under four-year capital lease agreements. The capital leases run until November 2007 and June, 2005, respectively. Aggregate future minimum lease payments under the capital lease and non-cancelable operating leases as of March 31, 2005, and contractual obligations including the purchase of Aloha Technologies are as follows (in thousands):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
Capital Lease Obligations	$128	$55	$73	$—	$—
Operating Leases	37,358	5,279	9,887	8,737	13,455
Other Obligations:
Notes Payable - Aloha Technologies Acquisition(1)	15,590	3,712	8,164	3,714	—
Enterprise Divestiture(2)	1,129	1,129	—	—	—

Total Contractual Cash Obligations	$54,205	$10,175	$18,124	$12,451	$13,455

(1)	See footnote 5 of the condensed consolidated financial statements for further explanation. Interest accrues at prime plus 1% and is not included in the above obligation amounts.
(2)	See footnote 2 of the condensed consolidated financial statements for further explanation

The Company believes there are opportunities to grow the business through the acquisition of complementary and synergistic companies, products, and technologies. The Company looks for acquisitions that can be readily integrated and accretive to earnings, although it may pursue smaller non-accretive acquisitions that will shorten its time to market with new technologies. Management believes the general size of cash acquisitions the Company would currently consider would be in the $1 million to $15 million range. Any material acquisition could result in a decrease to the Company’s working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that it obtain additional debt or equity financing. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to the Company and would not result in additional dilution to its stockholders.

The Company believes that its cash and cash equivalents and funds generated from operations will provide adequate liquidity to meet its normal operating requirements, as well as fund the above obligations for the foreseeable future.

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

Goodwill and Intangible Assets

The Company has significant intangible assets related to goodwill and other acquired intangibles as well as capitalized software costs. In assessing the recoverability of goodwill and other intangible assets, the Company must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, the Company will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which houses goodwill to that reporting unit’s fair value. The fair value of the reporting units is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting units’ estimated fair value exceeds the reporting units’ carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. If the Company determines that there is an impairment in either an intangible asset, or goodwill, the Company may be required to record an impairment charge in the reporting period in which the impairment is determined, which may have a negative impact on earnings.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Radiant Systems, Inc. and its subsidiaries (“Radiant,” “Company,” “we,” “us,” or “our”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of Radiant, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Radiant’s future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC), including the section titled “Risk Factors” therein. These and many other factors could affect Radiant’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Radiant or on its behalf. Radiant undertakes no obligation to revise or update any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents and long-term debt. During the first quarter of 2005, the weighted average interest rate on its cash balances was approximately 2.15%. A 10.0% decrease in this rate would have impacted interest income by approximately $1,700 during the first quarter of 2005. During the first quarter of 2005, the weighted average interest rate on its long-term debt was approximately 6.1%. A 10.0% increase in this rate would have impacted interest expense by approximately $26,000 during the first quarter of 2005.

As more fully explained in Note 8 of the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $6.9 million and $3.8 million during the three months ended March 31, 2005 and 2004, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effects of foreign exchange rate fluctuations on the Company’s results of operations and financial position during the first quarter 2005 and 2004 were not material.

Item 4. Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of March 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

During the quarter ended March 31, 2005, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s repurchases of shares of its common stock during the three months ended March 31, 2005.

Period	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Programs	Maximum Shares that May Yet be Purchased Under Publicly Announced Program
January	—	$—	—	—
February	—	—	—	—
March	238,000	4.21	—	—

(1)	Reflects shares from the former shareholders of Breeze Software Proprietary Limited (“Breeze”) that were issued in the third quarter of 2004 in connection with additional consideration given for obtaining certain earnings milestones, pursuant to the Breeze acquisition agreement. At the Company’s option, cash at the value of the shares at the time of issuance was exchanged for the shares.

Item 6. Exhibits

Exhibit No.	Description
10.1	Credit Agreement between Radiant Systems, Inc. and Wells Fargo Foothill, Inc., dated March 31, 2005

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC

Dated: April 29, 2005	By:	/s/ Mark E. Haidet
Mark E. Haidet,
Chief Financial Officer
(Duly authorized officer and principal financial officer)