Form 10-K/A
period 2004-12-31
RADIANT SYSTEMS INC
filed 2005-05-02
CIK 845818

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

The number of shares outstanding of the registrant’s common stock, as of April 22, 2005: 29,175,110 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

The following Items are amended hereby:

Item 9A. Controls and Procedures.

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions.

Item 14. Principal Accountant Fees and Services.

Item 9A. Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

During the quarter ended December 31, 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 10. Directors and Executive Officers of the Registrant.

The executive officers and directors of the Company are as follows:

Name	Age	Position Held
Alon Goren	39	Chairman of the Board and Chief Technology Officer

John H. Heyman	44	Chief Executive Officer and Director

Mark E. Haidet	37	Chief Financial Officer

Andrew S. Heyman	41	Executive Vice President

Carlyle M. Taylor	51	Executive Vice President

James S. Balloun	67	Director

J. Alexander Douglas, Jr.	44	Director

Michael Z. Kay	65	Director

William A. Clement, Jr.	62	Director

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

James S. Balloun is the Chairman of the Board, President and Chief Executive Officer of Acuity Brands, Inc. He formerly served as Chairman of the Board and Chief Executive Officer of National Service Industries, Inc., a diversified service and manufacturing company, from February 1996 until the spin off of Acuity Brands, Inc. from National Service Industries, Inc. in December 2001, and as its President from October 1996 until the spin off of Acuity Brands. He was previously affiliated with the management consulting firm of McKinsey & Company, Inc., which he served as a Director from June 1976 until January 1996. Mr. Balloun has been a director of the Company since April 1997. Mr. Balloun is a director of Georgia Pacific Corporation and Wachovia Corporation. Mr. Balloun is a Class II Director whose term expires at the 2007 Annual Meeting of Shareholders.

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

William A. Clement, Jr. Mr. Clement is the Chairman and Chief Executive Officer of DOBBS, RAM & Company. Founded in 1986, DOBBS, RAM & Company is a is a Tier II contractor engaged by the U.S. Internal Revenue Service to maintain the “E-Filing System,” the national system used to electronically receive federal income tax returns. Mr. Clement also serves as Chairman of the Board of Directors of the Atlanta Life Financial Group, Inc. and the Atlanta Life Insurance Company. Founded in 1905, the Atlanta Life Financial Group, Inc. sells insurance and investment products. Mr. Clement is also Co-Chairman of the Atlanta Action Forum; a trustee of the Maynard Jackson Youth Foundation; a member of the Antioch Urban Ministries, Inc; a board member of The Commerce Club; a board member of the Opportunity Funding Corporation; a former board member of the National Cooperative Bank, Washington, DC; a former Chairman of the Board of the Atlanta Business League; a former Vice-Chairman of the Atlanta Chamber of Commerce; a former Vice-Chairman of Atlanta Downtown Improvement District, Inc.; and a former member of The Carter Center Board of Councilors.

Mr.Clement served as the Associate Administrator of the U.S. Small Business Administration in Washington, D.C. during the Carter Administration. Mr. Clement is a 2004 Graduate of the Institutional Shareholder Services (ISS) accredited NACD/University of Georgia Director’s College. He received his BA from Morehouse College and his MBA from the Wharton Business School, University of Pennsylvania. Mr. Clement has served as a Director of the Company since April 2005. Mr. Clement’s term of office will expire at the 2005 Annual Meeting of Shareholders.

Board of Directors

The Board of Directors of the Company consists of six directors, divided into three classes, with members of each class of directors serving for staggered three-year terms. The Company’s Board of Directors has three standing committees—the Audit Committee, the Compensation Committee and the Stock Option Committee. Each of the committees is composed solely of independent directors, consistent with the independence standards defined by the Securities and Exchange Commission and The Nasdaq Stock Market.

Each committee has the right to retain its own legal and other advisors.

The Audit Committee presently consists of James S. Balloun, J. Alexander Douglas, Jr., Michael Z. Kay and William A. Clement. The Audit Committee has been assigned the principal function of reviewing the internal and external financial reporting of the Company, reviewing the scope of the independent audit and considering comments by the auditors regarding internal controls and accounting procedures and management’s response to these comments. The Company’s Board of Directors has determined that James S. Balloun and Michael Z. Kay qualify as “audit committee financial experts,” as defined in the applicable rules of the Securities and Exchange Commission.

The Compensation Committee presently consists of James S. Balloun, J. Alexander Douglas, Jr. and Michael Z. Kay The Compensation Committee has been assigned the functions of approving and monitoring the remuneration arrangements for senior management.

The Stock Option Committee presently consists of James S. Balloun, J. Alexander Douglas, Jr. and Michael Z. Kay. The Stock Option Committee has been assigned the functions of administering the Company’s equity incentive plans and granting awards thereunder.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than 10% of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with by such persons.

Although it is not the Company’s obligation to make filings pursuant to Section 16 of the Securities Exchange Act of 1934, the Company has adopted a policy requiring all Section 16 reporting persons to report to the Chief Executive Officer of the Company prior to engaging in any transactions in the Company’s Common Stock.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K, which applies to the Company’s principal executive officer, principal financial officer and controller. This Code of Ethics is publicly available on the Company’s website at www.radiantsystems.com or upon request by writing to Radiant Systems, Inc., Attn: Investor Relations Director, 3925 Brookside Parkway, Alpharetta, Georgia 30022. If the Company makes substantial amendments to the Code of Ethics or grants any waiver, including an implicit waiver, the Company will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K within five days of such amendment or waiver.

Item 11. Executive Compensation.

The following table presents certain information for the fiscal years ended December 31, 2004, 2003 and 2002 concerning compensation earned for services rendered in all capacities by the Company’s Chief Executive Officer, the Company’s former Co-Chief Executive Officer and the four most highly compensated other executive officers of the Company during 2004 (the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus		Securities Underlying Options(#)
Alon Goren Chairman and Chief Technology Officer	2004 2003 2002	$250,000 236,923 33,411	(4)		$50,000 27,090 45,000	77,600 40,000 60,000

John H. Heyman Chief Executive Officer (1)	2004 2003 2002	$255,769 236,923 35,382	(4)		$50,000 19,590 65,000	195,000 40,000 117,500

Erez Goren Former Co-Chairman and Co-Chief Executive Officer (2)	2004 2003 2002	$28,846 236,923 35,386	(4)	$	— 24,307 45,000	0 0 55,000

Mark E. Haidet Chief Financial Officer (3)	2004 2003 2002	$200,615 165,769 99,313	(4)		$45,488 27,600 39,220	57,700 45,000 7,500

Andrew S. Heyman Chief Operating Officer	2004 2003 2002	$251,961 236,923 35,223	(4)		$62,500 37,700 109,093	127,960 40,000 40,000

Carlyle M. Taylor President – Radiant Computer Products	2004 2003 2002	$184,963 173,540 31,731	(4)		$54,020 47,045 49,338	65,875 25,000 25,000

(1)	Mr. Heyman also served as Chief Financial Officer until January 2003.
(2)	Mr. Goren served as Co-Chairman and Co-Chief Executive Officer until January 2004.
(3)	Mr. Haidet was elected as Chief Financial Officer in January 2003.
(4)	In conjunction with the Company’s efforts to reduce its operating costs, in the fourth quarter of 2001, the Company initiated a change in compensation to its senior management team, including the Named Executive Officers. Under this plan, each individual was granted a certain number of stock options in return for a specified reduction in salary compensation. During the fourth quarter of 2002, salaries previously forfeited by the Company’s senior management team, including the Named Executive Officers, were reinstated.

The following table provides certain information concerning individual grants of stock options under the Company’s stock option plans made during the year ended December 31, 2004 to the Named Executive Officers:

Option Grants in Last Fiscal Year

Name	Individual Grants
	Number of Options Granted		% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($ Per Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (11)
						5%	10%
Alon Goren	13,800 63,800	(1) (2)	0.6 2.7%	$4.66 4.66	10/15/2014 10/15/2010	$40,443 186,975	$102,490 473,832

John H. Heyman	18,224 176,776	(2) (2)	0.8 7.4%	$4.66 4.66	10/15/2010 10/15/2010	$53,408 518,068	$135,347 1,312,886

Mark E. Haidet	7,953 4,747 45,000	(3) (4) (2)	0.3 0.2 1.9%	$4.10 4.10 4.66	5/17/2014 5/17/2014 10/15/2010	$20,507 12,240 131,879	$51,968 31,019 334,207

Andrew S. Heyman	17,416 20,544 90,000	(5) (6) (2)	0.7 0.9 3.8%	$4.10 4.10 4.66	10/15/2013 5/17/2014 10/15/2010	$44,907 52,972 263,758	$113,802 134,242 668,416

Carlyle M Taylor	10,902 9,973 45,000	(7) (8) (9)	0.5 0.4 1.9%	$4.10 4.10 4.66	5/17/2014 5/17/2014 10/15/2010	$28,110 25,715 131,879	$71,237 65,167 334,208

Erez Goren (10)	0		0%	N/A	N/A	N/A	N/A

(1)	The options become exercisable in two equal annual installments beginning 5/15/07.
(2)	The options become exercisable as to one-third of the shares on 3/28/05 and as to two-thirds of the shares on 10/28/09.
(3)	The options become exercisable as follows: 1 share on 5/11/05, 1,602 shares on 5/17/06, 3,175 shares on 5/17/07 and 3,175 shares on 5/17/08.
(4)	The options become exercisable as follows: 3,174 shares on 5/17/05 and 1,573 shares on 5/17/06.
(5)	The options become exercisable as follows: 7,926 shares on 5/17/07 and 9,490 shares on 5/17/08.
(6)	The options become exercisable as follows: 9,490 shares on 5/17/05, 9,490 shares on 5/17/06 and 1,564 shares on 5/17/07.
(7)	The options become exercisable as follows: 465 shares on 5/17/06, 5,219 shares on 5/17/07 and 5,218 shares on 5/17/08.
(8)	The options become exercisable as follows: 5,219 shares on 5/17/05 and 4,754 shares on 5/17/06.
(9)	The options become exercisable as follows: 15,000 shares on 10/15/10 and 30,000 shares on 10/15/10.
(10)	Erez Goren served as Co-Chairman and Co-Chief Executive Officer of the Company until January 2004.
(11)	The dollar amounts under these columns represent the potential realizable value of each grant of option assuming that the market price of the Company’s Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of the Company’s common stock.

The following table provides certain information concerning the value of unexercised options held by the Named Executive Officers as of December 31, 2004. None of the Named Executive Officers exercised any stock options during 2004.

Year End Option Values

	Number of Unexercised Options at Fiscal Year End		Value of Unexercised In- the-Money Options at Fiscal Year End (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Alon Goren	141,010	102,600	$0	$80,390
John H. Heyman	166,544	293,750	0	190,975
Mark E. Haidet	119,145	60,325	0	74,710
Andrew S. Heyman	330,614	187,960	0	197,484
Carlyle M. Taylor	225,978	98,633	0	96,134

(1)	Dollar values were calculated by determining the difference between the closing price of $6.51 per share of Company’s common stock on December 31, 2004, as reported by The Nasdaq Stock Market, and the exercise price of the options.

Directors’ Fees

The Company’s present policy is not to pay any cash compensation to its directors, other than to the Audit Committee Chairman, who receives a $5,000 annual retainer. Each non-employee director of the Company receives an automatic grant of options to purchase 10,000 shares of the Company’s common stock on the last business day of each fiscal year of the Company. Each non-employee director of the Company is also reimbursed for travel and other expenses incurred in connection with the performance of his duties.

In addition, all new non-employee directors of the Company receive a one-time grant of an option to purchase 25,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the stock on the date of grant, which options vest over a period of three years. All such options expire, unless previously exercised or terminated, ten years from the date of grant.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is currently comprised of James S. Balloun, J. Alexander Douglas, Jr and Michael Z. Kay. None of the members of the Compensation Committee served as an officer or employee of the Company or any of its subsidiaries during 2004. There were no material transactions between the Company and any of the members of the Compensation Committee during 2004.

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

The option exercise price of incentive stock options must be at least 100% (110% in the case of a holder of 10% or more of the Company’s common stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Incentive stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. Options granted under the Plan typically vest over a period of four to five years. As of April 15, 2005, options to purchase 6,593,534216 shares of Common Stock were outstanding pursuant to the Plan.

Directors Plan. The Company’s directors and shareholders have adopted the Non-Management Directors’ Stock Option Plan (the “Directors Plan”). The purpose of the Directors Plan is to secure for the Company the benefits of the additional incentive inherent in the ownership of the Company’s common stock by non-employee directors of the Company and to help the Company secure and retain the services of such non-employee directors. The Directors Plan is intended to be a self-governing formula plan. To this end, the Directors Plan requires minimal discretionary action by any administrative body with regard to any transaction under the Directors Plan. Eligible persons under the Directors Plan are directors of the Company who are not employees of the Company or any affiliate of the Company (“Outside Directors”). A maximum of 300,000 shares of common stock have been reserved by the Company for issuance pursuant to options under the Directors Plan, which number is subject to adjustment in certain circumstances in order to prevent dilution or enlargement. Each Outside Director is granted an option to purchase 25,000 shares of common stock upon joining the Board of Directors of the Company. Each Outside Director is also granted an option to purchase 10,000 shares of common stock as of the last business day of each fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of April 22, 2005 by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, each director of the Company, each Named Executive Officer, and all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Shares Outstanding
Erez Goren(2)	2,981,300		9.9%
Alon Goren(2)	4,883,127	(3)	16.6%
John H. Heyman	370,920	(4)	2.4%
Andrew S. Heyman	486,418	(5)	1.6%
Carlyle M. Taylor	289,688	(6)	1.0%
James S. Balloun	130,900	(7)	*
Mark E. Haidet	160,082	(8)	*
J. Alexander Douglas, Jr.	58,400	(9)	*
Michael Z. Kay	63,400	(10)	*
A. Alex Porter	2,364,121	(11)	8.1%
Columbia Wanger Asset Management, L.P.	1,575,000	(12)	5.4%
All directors and executive officers as a group (8 persons)	6,783,022	(13)	23.2%

*	Less than 1% of outstanding shares.
(1)	“Beneficial Ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within 60 days of April 22, 2005. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Pursuant to the Rules of the Securities and Exchange Commission, certain shares of the Company’s Common Stock that a beneficial owner has the right to acquire within 60 days pursuant to the exercise of stock options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2)	The business address of Erez Goren and Alon Goren is 3925 Brookside Parkway, Alpharetta, Georgia 30022.
(3)	Includes 4,883,127 shares subject to stock options that are currently exercisable.
(4)	Includes 370,920 shares subject to stock options that are currently exercisable.
(5)	Includes 390,104 shares subject to stock options that are currently exercisable.
(6)	Includes 243,517 shares subject to stock options that are currently exercisable.
(7)	Includes 93,400 shares subject to stock options that are currently exercisable.
(8)	Includes 152,944 shares subject to stock options that are currently exercisable.
(9)	Includes 58,400 shares subject to stock options that are currently exercisable.
(10)	Includes 63,400 shares subject to stock options that are currently exercisable.
(11)	Based on a Schedule 13G/A filed with the Commission on February 14, 2005 by the group of A. Alex Porter, Paul Orlin, Geoffrey Hulme and Jonathan W. Friedland. The Company makes no representation as to the accuracy or completeness of the information reported. The address reported by the group of Messrs. Porter, Orlin, Hulme, and Friedland is 666 5th Avenue, 34th Floor, New York, New York 10103.
(12)	Based on a Schedule 13G filed with the Commission on February 14, 2005 by Columbia Wanger Asset Management, L.P., which reported that the shares were also beneficially owned by WAM Acquisition GP. Inc. and Columbia Acorn Trust. The Company makes no representation as to the accuracy or completeness of the information reported. The address of Columbia Wanger Asset Management, L.P. is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.
(13)	Includes 1,663,942 shares subject to stock options that are currently exercisable.

Equity Compensation Plan Information

The following table provides disclosure of the number of securities to be issued upon exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, all as of December 31, 2004, aggregated into two categories—plans that have been approved by shareholders and plans that have not.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
	(in thousands)		(in thousands)
Equity Compensation Plans
Approved by shareholders:

1995 Stock Option Plan	6,774	$8.61	724
1997 Directors Stock Option Plan	215	$9.37	85
1998 Employee Stock Purchase Plan	—	—	98

	6,989	$8.63	907
Not approved by shareholders:	—	—	—

Total:	6,989	$8.63	907

Item 13. Certain Relationships and Related Transactions.

On January 31, 2004 the Company completed a tax-free split-off of its enterprise software business, now known as BlueCube Software, to Erez Goren, the Company’s former Co-Chairman of the Board and Co-Chief Executive Officer. The split-off transaction received the approval of approximately 70% of the disinterested shareholders of Radiant at the special meeting of shareholders held on January 30, 2004. Approval of a majority of the disinterested shareholders was a condition to the closing of the transaction. Pursuant to the terms of the Share Exchange Agreement, Radiant contributed specified assets and liabilities of the enterprise software business, together with $4.0 million in cash, to the newly formed subsidiary, and then transferred all of the shares of the new company to Erez Goren in exchange for the redemption of 2.0 million shares of common stock of the Company. The shares redeemed represented approximately 7.0% of the Company’s outstanding shares. The consideration for the transaction was determined based on arms-length negotiations between Mr. Goren and the special committee of the Company’s independent directors. Mr. Goren also entered into a Noncompetition Agreement with the Company in connection with the split-off transaction.

The Company has a contractual obligation for performance under certain existing customer contracts that have not been assigned to BlueCube because they require the consent of the customer (Legacy contracts). Under a Reseller and Services Agreement, BlueCube is obligated to fulfill the terms of these agreements, including providing hosting, support, maintenance and professional services. BlueCube will act as the Company’s subcontractor, and indemnify the Company for any losses associated with its performance or non-performance of the contract obligations. Additionally, the Company maintains rights to access product source code and information needed to fulfill contract obligations if BlueCube fails to perform. For a limited number of existing customer contracts, the Company and BlueCube have shared liability, which includes penalties, for a period of 18 months after January 31, 2004, based upon the revenue received by each party under the contract. For one of these contracts, milestones defined in the original contract were amended. Failure to meet these amended milestones could result in penalties and/or losses, the amount of which cannot be estimated. In management’s opinion, it is not probable that the Company will incur penalties/losses on this contract. In addition to the initial cash included in the transaction there is approximately $4.4 million of unearned revenue that will be transferred to BlueCube. The cash for the unearned revenue will be transferred upon the assignment of customer contracts or the performance of obligations associated with Legacy contracts. Management expects the majority of this cash to be transferred over the next 18 months.

The Company has agreed to sublease a portion of its leased property to BlueCube. This sublease will expire concurrently with the Company’s operating lease on the property in January 2013. BlueCube has the right to early termination beginning on January 31, 2007, and must provide the Company with an 18-month notice that early termination will occur. Aggregate future minimum lease payments under this sublease agreement as of January 31, 2004, are approximately: $1.2 million in 2004, $1.3 million in 2005, $1.5 million for years 2006 through 2010, and a total of $3.0 million over the remaining 25 months of the lease. In conjunction with this sublease agreement, the Company and BlueCube entered into a right of refusal and option agreement pertaining to real property currently owned by the Company and adjacent to the property being subleased by BlueCube. Under this agreement, BlueCube has an option to purchase the real property at a stated value, which management believes is the fair value at the time of the split-off. BlueCube has the right of refusal if the Company obtains an offer to sell the real property to another party. The exercising of this right will result in BlueCube purchasing the real property at a price based on a formula and the third-party offer obtained by the Company. This agreement is subordinate to a right of first refusal with a third-party.

Item 14. Principal Accountant Fees and Services.

The following table shows the aggregate fees for professional services rendered to the Company by its independent auditors, Deloitte & Touche, LLP, for the years ended December 31, 2004 and 2003.

	2004	2003
Audit Fees (1)	$545,000	$183,000
Audit-Related Fees(2)	8,100	49,000
Tax Fees	—	—
All Other Fees (3)	—	255,000

TOTAL	$553,100	$487,000

(1)	Primarily includes fees related to audits of the financial statements of the Company; reviews of financial statements and disclosures in SEC filings; and comfort letters and consents.
(2)	Primarily includes fees related to accounting consultations and reviews of Reports on Form 8-K.
(3)	Procedures related to proxy statement for the split-off of the enterprise software business (BlueCube) and due diligence related to the acquisition of Aloha Technologies.

Audit Committee Pre-Approval Policy

The services performed by the Company’s independent accountants in 2004 were pre-approved by the audit committee of the board of directors. Any requests for audit, audit-related, tax and other services must be submitted to the audit committee for specific pre-approval. Normally, pre-approval is considered at regularly scheduled meetings.

SIGNATURES

In accordance with the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT SYSTEMS, INC.

Date: May 2, 2005	By:	/s/ John H. Heyman
John H. Heyman, Chief Executive Officer