Form 10-K/A
period 2004-12-31
RADIANT SYSTEMS INC
filed 2005-05-17
CIK 845818

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

John H. Heyman has served as Chief Executive Officer since January 2002 and as a director of the Company since June 1996. Mr. Heyman served as Chief Financial Officer from September 1995 to January 2003 and as Executive Vice President and of the Company from September 1995 to December 2001. Mr. Heyman served as Vice President and Chief Financial Officer of Phoenix Communications, Inc., a commercial printer, from March 1991 to August 1995. From 1989 to 1991, Mr. Heyman served as Vice President—Acquisitions of Forsch Corporation, a diversified manufacturing company. From 1983 to 1987, Mr. Heyman served in a variety of capacities with Arthur Andersen LLP, where he worked primarily with middle market companies and technology firms. Mr. Heyman has an MBA from Harvard Business School and a BBA degree in Accounting from the University of Georgia. He is the brother of Andrew S. Heyman. Mr. Heyman is a Class II Director whose term expires at the 2007 Annual Meeting of Shareholders.

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

Andrew S. Heyman currently serves as Radiant Systems’ Chief Operating Officer and President of the Hospitality Division. Since joining the company in 1996, Mr. Heyman has held a variety key leadership positions including Executive Vice President & President of Radiant Systems, Inc., Vice President—Convenience Store Division, and Managing Director of the Radiant Solutions Group. Mr. Heyman served as a senior manager with Accenture (formerly Andersen Consulting) from 1987 to December 1995. He holds a M.S. degree in Computer Information Systems from Georgia State University and a B.B.A. in Finance from the University of Georgia. He is the brother of John H. Heyman.

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

James S. Balloun retired as Chairman and Chief Executive Officer of Acuity Brands, Inc. on September 1, 2004. He is the former Chairman, President, and Chief Executive Officer of National Service Industries, where he led the company for five years prior to the spin-off of Acuity Brands, Inc. in November 2001. Acuity Brands (AYI) is a $2 billion manufacturer of lighting fixtures and cleaning chemicals. Mr. Balloun served as a director of McKinsey & Company, Inc. from 1976 until 1996. Mr. Balloun received an M.B.A. from Harvard Business School, 1965. He also holds a B.S. degree in industrial engineering from Iowa State University, 1960. Mr. Balloun has been a director of the Company since April 1997. Mr. Balloun is a director of Georgia-Pacific Corporation, Wachovia Corporation, Unisen, Inc. and Enzymatic Deinking Technologies. Mr. Balloun is a Class II Director whose term expires at the 2007 Annual Meeting of Shareholders.

J. Alexander Douglas, Jr. currently serves as Director, Vice President and Chief Customer Officer of The Coca-Cola Company. Mr. Douglas joined the Coca-Cola Company in January 1988 as district sales manager in Coca-Cola Fountain, USA and held a variety of positions with increasing responsibility. In 1994, he was named Vice President for CCE Sales & Marketing Group, and in 1998 his responsibilities included the entire North American Field Sales & Marketing Groups. After graduating from the University of Virginia in 1983, Mr. Douglas began his career at The Procter & Gamble Company working in a variety of sales and sales management positions. Mr. Douglas has been a director of the Company since August 2001. Mr. Douglas is a Class III Director whose term expires in 2005.

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

The following table provides certain information concerning individual grants of stock options under the Company’s stock option plans made during the year ended December 31, 2004 to the Named Executive Officers:

Option Grants in Last Fiscal Year

Name	Individual Grants
	Number of Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
					5%	10%
Alon Goren	27,600(1) 50,000(2)	1.2 2.1%	$4.66 4.66	10/15/2014 10/15/2010	$80,886 79,242	$204,981 179,774

John H. Heyman	45,000(1) 150,000(2)	1.9 6.3%	$4.66 4.66	10/15/2014 10/15/2010	$131,879 237,727	$334,208 539,321

Mark E. Haidet	12,700(1) 45,000(2)	0.5 1.9%	$4.10 4.66	5/17/2014 10/15/2010	$37,219 71,318	$94,321 161,796

Andrew S. Heyman	37,960(1) 90,000(2)	1.6 3.8%	$4.10 4.66	5/17/2014 10/15/2010	$111,247 142,636	$281,923 323,593

Carlyle M. Taylor	20,875(1) 45,000(2)	0.9 1.9%	$4.10 4.66	5/17/2014 10/15/2010	$61,177 71,318	$155,035 161,796

Erez Goren (3)	0	0%	N/A	N/A	N/A	N/A

(1)	The options become exercisable in four equal annual installments beginning 5/15/05.
(2)	The options become exercisable on 10/15/09; provided, that the options will become exercisable earlier if certain stock price targets are achieved, as follows: the options will become exercisable in the event the trading price of the Company’s common stock exceeds, for twenty consecutive days, $8.00 (one-third of the options); $12.00 (one-third of the options), and $18.00 (on-third of the options).
(3)	Erez Goren served as Co-Chairman and Co-Chief Executive Officer of the Company until January 2004.
(4)	The dollar amounts under these columns represent the potential realizable value of each grant of option assuming that the market price of the Company’s Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of the Company’s common stock.

The following table provides certain information concerning the value of unexercised options held by the Named Executive Officers as of December 31, 2004. None of the Named Executive Officers exercised any stock options during 2004.

Year End Option Values

	Number of Unexercised Options at Fiscal Year End		Value of Unexercised In- the-Money Options at Fiscal Year End (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Alon Goren	141,010	102,600	$0	$80,390
John H. Heyman	266,544	293,750	0	190,975
Mark E. Haidet	119,145	60,325	0	74,710
Andrew S. Heyman	330,614	187,960	0	197,484
Carlyle M. Taylor	225,978	98,633	0	96,134
Erez Goren	0	0	0	0

(1)	Dollar values were calculated by determining the difference between the closing price of $6.51 per share of Company’s common stock on December 31, 2004, as reported by The Nasdaq Stock Market, and the exercise price of the options.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Shares Outstanding
Erez Goren(2)	2,981,300		9.9%
Alon Goren(2)	4,883,127	(3)	16.6%
John H. Heyman	711,007	(4)	2.4%
Andrew S. Heyman	486,418	(5)	1.6%
Carlyle M. Taylor	289,688	(6)	1.0%
James S. Balloun	130,900	(7)	*
Mark E. Haidet	160,082	(8)	*
William A. Clement, Jr.	0		*
J. Alexander Douglas, Jr.	58,400	(9)	*
Michael Z. Kay	63,400	(10)	*
A. Alex Porter	2,364,121	(11)	8.1%
Columbia Wanger Asset Management, L.P.	1,575,000	(12)	5.4%
All directors and executive officers as a group (9 persons)	6,783,022	(13)	23.2%

*	Less than 1% of outstanding shares.
(1)	“Beneficial Ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within 60 days of April 22, 2005. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Pursuant to the Rules of the Securities and Exchange Commission, certain shares of the Company’s Common Stock that a beneficial owner has the right to acquire within 60 days pursuant to the exercise of stock options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2)	The business address of Erez Goren and Alon Goren is 3925 Brookside Parkway, Alpharetta, Georgia 30022.
(3)	Includes 187,277 shares subject to stock options that are currently exercisable.
(4)	Includes 370,920 shares subject to stock options that are currently exercisable.
(5)	Includes 390,104 shares subject to stock options that are currently exercisable.
(6)	Includes 243,517 shares subject to stock options that are currently exercisable.
(7)	Includes 93,400 shares subject to stock options that are currently exercisable.
(8)	Includes 152,944 shares subject to stock options that are currently exercisable.
(9)	Includes 58,400 shares subject to stock options that are currently exercisable.
(10)	Includes 63,400 shares subject to stock options that are currently exercisable.
(11)	Based on a Schedule 13G/A filed with the Commission on February 14, 2005 by the group of A. Alex Porter, Paul Orlin, Geoffrey Hulme and Jonathan W. Friedland. The Company makes no representation as to the accuracy or completeness of the information reported. The address reported by the group of Messrs. Porter, Orlin, Hulme, and Friedland is 666 5th Avenue, 34th Floor, New York, New York 10103.
(12)	Based on a Schedule 13G filed with the Commission on February 14, 2005 by Columbia Wanger Asset Management, L.P., which reported that the shares were also beneficially owned by WAM Acquisition GP. Inc. and Columbia Acorn Trust. The Company makes no representation as to the accuracy or completeness of the information reported. The address of Columbia Wanger Asset Management, L.P. is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.
(13)	Includes 1,663,942 shares subject to stock options that are currently exercisable.

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

RADIANT SYSTEMS, INC.

Date: May 16, 2005	By:	/s/ John H. Heyman
John H. Heyman, Chief Executive Officer