Form 10-Q
period 2005-06-30
RADIANT SYSTEMS INC
filed 2005-07-29
CIK 845818

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2005

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

The number of shares of the registrant’s common stock outstanding as of July 22, 2005 was 29,552,630.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,506	$15,067
Accounts receivable, net of allowances for doubtful accounts of $3,101 and $3,624, respectively	25,942	25,730
Receivable due from BlueCube	112	267
Inventories, net	18,893	18,647
Other short-term assets	1,850	2,122

Total current assets	64,303	61,833

Property and equipment, net	8,181	8,590
Software development costs, net	2,299	2,344
Goodwill	34,811	34,927
Intangibles, net	19,463	22,029
Other long-term assets	504	31

	$129,561	$129,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,830	$12,198
Accrued liabilities	10,900	11,925
Accrued contractual obligations and payables due to BlueCube	1,963	2,982
Client deposits and unearned revenue	11,433	9,881
Short-term debt facility	1,300	—
Current portion of capital lease payments	45	218
Current portion of long-term debt	3,000	5,443

Total current liabilities	38,471	42,647
Client deposits and unearned revenue, less current portion	470	564
Long-term portion of capital lease payments	59	64
Long-term debt, less current portion	13,500	12,828
Other long-term liabilities	179	344

Total liabilities	52,679	56,447
Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 29,532,214 and 29,321,360 shares issued and outstanding, respectively	—	—
Additional paid-in capital	120,080	118,649
Accumulated other comprehensive (expense) income	(13)	244
Accumulated deficit	(43,185)	(45,586)

Total shareholders’ equity	76,882	73,307

	$129,561	$129,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
System sales	$21,752	$16,429	$42,154	$27,892
Client support, maintenance and other services	17,773	15,895	34,710	31,273

Total revenues	39,525	32,324	76,864	59,165

Cost of revenues:
System sales	11,143	7,848	21,772	13,157
Client support, maintenance and other services	11,725	9,828	22,985	18,473

Total cost of revenues	22,868	17,676	44,757	31,630

Gross profit	16,657	14,648	32,107	27,535

Operating Expenses:
Product development	3,336	3,193	6,309	6,665
Sales and marketing	4,504	4,534	8,715	9,052
Depreciation of fixed assets	815	895	1,626	1,859
Amortization of intangible assets	1,283	1,282	2,566	2,326
Impairment of HotelTools software	550	—	550	—
General and administrative	4,488	4,476	9,048	8,082

Total operating expenses	14,976	14,380	28,814	27,984

Income (loss) from operations	1,681	268	3,293	(449)
Interest expense, net	313	251	557	453
Other income, net	(102)	(29)	(89)	(19)

Income (loss) from continuing operations before income tax provision	1,470	46	2,825	(883)
Income tax provision	241	62	424	97

Income (loss) from continuing operations	1,229	(16)	2,401	(980)

(Loss) income from discontinued Enterprise business (Note 2):
Loss from operations of Enterprise business, net	—	—	—	(913)
(Loss) Gain on disposal of Enterprise business, net	—	(183)	—	3,626

(Loss) income from discontinued Enterprise business, net	—	(183)	—	2,713

Net income (loss)	$1,229	$(199)	$2,401	$1,733

Income (loss) per share from continuing operations:
Basic income (loss) per share	$0.04	$0.00	$0.08	$(0.03)

Diluted income (loss) per share	$0.04	$0.00	$0.08	$(0.03)

Net income (loss) per share:
Basic income (loss) per share	$0.04	$(0.01)	$0.08	$0.06

Diluted income (loss) per share	$0.04	$(0.01)	$0.08	$0.06

Weighted average shares outstanding:
Basic	29,231	28,778	29,240	28,842

Diluted	31,199	28,778	30,802	28,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(in thousands)

(Unaudited)

	Common Stock		APIC	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
BALANCE, December 31, 2004	29,321	$—	$118,649	$(45,586)	$244	$73,307

Components of comprehensive income:
Net income	—	—	—	2,401	—	2,401
Foreign currency translation adjustment	—	—	—	—	(257)	(257)

Total comprehensive income:	—	—	—	2,401	(257)	2,144
Treasury stock purchase and retirement	(238)	—	(1,000)	—	—	(1,000)
Stock issued under employee stock purchase plan	233	—	1,228	—	—	1,228
Exercise of employee stock options	216	—	1,203	—	—	1,203

BALANCE, June 30, 2005	29,532	$—	$120,080	$(43,185)	$(13)	$76,882

The accompanying notes are an integral part of these consolidated statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,401	$1,733
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Enterprise business	—	(3,626)
Impairment of HotelTools Software	550	—
Depreciation and amortization	4,624	4,288
Changes in assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(235)	(916)
Inventories	(266)	(3,827)
Other assets	(430)	608
Accounts payable	(2,368)	5,000
Accrued liabilities	275	1,107
Payables due to BlueCube (see Note 2)	(808)	—
Client deposits and deferred revenue	1,458	988
Other liabilities	(165)	—

Net cash provided by operating activities	5,036	5,355
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(1,426)	(1,196)
Capitalized software development costs	(284)	(1,364)
Accrued contract obligations and other payments related to sale of Enterprise business	(212)	(10,799)
Additional consideration for acquisition of Breeze ( see Note 2)	(1,300)	—
Acquisition of Eneeds	—	(300)
Acquisition of Aloha, net of cash acquired and acquisition costs	—	(11,200)
Proceeds from sale of fixed assets	164	—

Net cash used in investing activities	(3,058)	(24,859)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of employee stock options	1,203	1,159
Proceeds from shares issued under employee stock purchase plan	1,228	254
Repurchase of common stock	(1,000)	—
Net proceeds from short term debt facility	1,300	—
Proceeds from long term debt facility	15,000	—
Principal payments on capital lease obligations	(178)	(296)
Principal payment on shareholder loans	(16,771)	(1,304)
Payment of loan fees associated with Credit Agreement	(321)	—

Net cash provided by (used in) financing activities	461	(187)

Increase (decrease) in cash and cash equivalents	2,439	(19,691)
Cash and cash equivalents at beginning of period	15,067	33,774

Cash and cash equivalents at end of period	$17,506	$14,083

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash transactions related to acquisitions and divestitures (Note 2):
Issuance of common stock—Aloha	$—	$15,300

Long-term note payable—Aloha	$—	$21,418

Issuance of common stock—Eneeds	$—	$300

Cash paid for interest	$557	$489

Cash paid for income taxes	$—	$56

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Stock-Based Compensation

Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Radiant Systems, Inc. (“Radiant” or the “Company”), included herein, have been prepared on a basis consistent with the December 31, 2004 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Radiant’s Form 10-K for the year ended December 31, 2004. Radiant’s results of operations for the six months ended June 30, 2005 are not necessarily indicative of future operating results.

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

Treasury Stock

The Company records treasury stock purchases at cost and allocates this value to additional paid in capital. During the first quarter of 2005, the Company repurchased, and subsequently retired, approximately 238,000 shares at $4.21 at a cost of approximately $1.0 million. These shares were repurchased from the former shareholders of Breeze Software Proprietary Limited (“Breeze”) and had been issued in the third quarter of 2004 in connection with the additional consideration given for obtaining certain earnings milestones, pursuant to the Breeze acquisition agreement (Note 2). At the Company’s option, cash equaling the value of the shares issued was exchanged for the shares during the first quarter of 2005. During the first quarter of 2004, the Company repurchased approximately 2.0 million shares at a weighted average share price of $8.15 at a cost of $16.3 million. These shares were repurchased in connection with the divesture of the Enterprise segment and were subsequently retired (Note 2).

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. In the event of a net loss, basic loss per share is the same as dilutive loss per share. For the three months and six months ended June 30, 2005, basic weighted average shares outstanding were approximately 29.2 million for both periods and dilutive weighted average shares outstanding were approximately 31.2 million and 30.8 million, respectively. For the three months and six months ended June 30, 2004, Radiant reported a net loss from continuing operations, and the basic and dilutive weighted average shares outstanding for that period were approximately 28.8 million for both periods.

For the three and six months ended June 30, 2005, options to purchase approximately 1.5 million and 2.2 million shares of common stock were excluded from the above reconciliation, as the options were antidilutive for the periods then ended. For the three and six months ended June 30, 2004, options to purchase approximately 6.1 million and 6.5 million shares of common stock were excluded from the above reconciliation, as options were antidilutive for the periods ended.

Comprehensive Income(loss)

The Company’s comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the three months and six months ended June 30, 2005 was approximately $0.9 million and $2.1 million, respectively. Total comprehensive (loss) income for the three months and six months ended June 30, 2004 was approximately ($0.3) million and $1.7 million, respectively.

Accounting for Stock-Based Compensation

Radiant measures compensation expense for its stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, until required otherwise by Statement of Financial Accounting Standards No. 123 (R), as discussed further in Note 1. Under the intrinsic value method, as the exercise price of all options granted under these plans was equal to the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in the condensed consolidated statements of operations.

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

To comply with SFAS 148, Radiant presents the following table to illustrate the effect on the net income (loss) and earnings (loss) per share if it had applied the fair value recognition provisions of SFAS 123, as amended, to options granted under its stock-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options’ vesting period. However, if the Company recognized the expense of equity programs in the condensed consolidated statement of operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Income (Loss) from continuing operations, as reported	$1,229	$(16)	$2,401	$(980)
Stock-based compensation expense, net of related tax effects	(926)	(1,047)	(2,797)	(2,580)

Pro forma net income (loss)	$303	$(1,063)	$(396)	$(3,560)

Basic and diluted income (loss) per share — as reported	$0.04	$0.00	$0.08	$(0.03)

Basic and diluted income (loss) per share — pro forma	$0.01	$(0.04)	$(0.01)	$(0.12)

Net income (loss), as reported	$1,229	$(199)	$2,401	$1,733
Stock-based compensation (expense) income, net of related tax effects	(926)	(1,047)	(2,797)	1,372

Pro forma net income (loss)	$303	$(1,246)	$(396)	$3,105

Basic and diluted income (loss) per share — as reported	$0.04	$(0.01)	$0.08	$0.06

Basic and diluted income (loss) per share — pro forma	$0.01	$(0.04)	$(0.01)	$0.11

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

Significant management judgment is required in determining whether any valuation allowance should be recorded against the Company’s net deferred tax asset. Management performs this evaluation on a quarterly basis. During 2005 and 2004, the Company’s management determined that it was appropriate to provide for a full valuation allowance on its deferred tax assets. As such, a valuation allowance of has been provided at June 30, 2005 and 2004, respectively, to offset the related deferred tax assets due to uncertainty of realizing the benefit of the deferred assets. Despite the valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset the tax liability of future taxable income.

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

In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on its financial position, results of operations or cash flows.

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143 (“FIN 47”), which is effective for fiscal periods ending after December 15, 2005. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

2. Acquisitions and Divestitures

Acquisition of Breeze Software Proprietary Limited

On May 9, 2001, the Company acquired all of the outstanding common stock of Breeze Software Proprietary Limited (“Breeze”), a leading provider of software applications for retailers in the Australian marketplaces. The purchase price consisted of $1.7 million in cash and assumption of net liabilities of $700,000. Total consideration, including approximately $400,000 in transaction costs, was $2.8 million. Goodwill of approximately $2.8 million was recorded at the time of the acquisition. The Company was obligated to pay additional consideration of cash and/or stock in the event certain earnings milestones were achieved, through the fourth quarter of 2004. During the third quarter of 2004 and the fourth quarter of 2003, the specified earnings milestones were achieved and the Company paid additional consideration of approximately 238,000 shares and 141,000 shares, respectively, of common stock for a total consideration of approximately $1.0 million and $1.2 million, respectively, based upon the quoted price of the Company’s stock, on the date issued, which was allocated to goodwill. In addition, during the fourth quarter 2004, a final earnings milestone was obtained and the Company elected to pay the additional consideration of approximately $1.3 million in cash. This payment was accrued in the fourth quarter of 2004 and paid during the first quarter of 2005.

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

The following unaudited pro forma financial information for the three months and six months period ended June 30, 2004, presents results as if the acquisition had occurred at the beginning of the period and is presented for comparison purposes with the actual results for the three months and six months ended June 30, 2005.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Revenue	$39,525	$32,324	$76,864	$60,000
Income (loss) from continuing operations, after income tax	1,229	(16)	2,401	(954)
Income (loss) per share from continuing operations—basic	0.04	0.00	0.08	(0.03)
Income (loss) per share from continuing operations—diluted	0.04	0.00	0.08	(0.03)

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

The transaction included the purchase of certain software technology source code and customer lists. Total consideration was approximately $700,000 and consisted of $300,000 in cash, the issuance of 46,133 shares of common stock with a fair value of $6.50 per share based on the average close price for the 10 days prior to the date of announcement (March 17, 2004) and approximately $100,000 of assumed liabilities and direct expenses. The purchase agreement also provides for additional cash payments if certain future operating targets are achieved. The additional payments may aggregate to approximately $1.6 million and will be accounted for as part of the purchase price. As of June 30, 2005, none of these future operating targets had been achieved. Intangible assets of approximately $600,000 were recorded and will be amortized over the assets estimated useful lives, which range from three to ten years. The remaining $100,000 purchase price was recorded as goodwill and assigned to the entertainment segment. The goodwill is expected to be deductible for tax purposes over the next 15 years.

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

During the three and six months ended June 30, 2005, the Company recorded no additional expenses related to the divestiture of Enterprise business.

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

Commitments and Contingencies from Divestiture

Radiant has a contractual obligation for performance under certain existing customer contracts that have not been assigned to BlueCube at Radiant’s choice or because they require the consent of the customer (Legacy Contracts). Under a Reseller and Services Agreement, BlueCube is obligated to fulfill the terms of these Legacy Contracts, including providing hosting, support, maintenance and professional services. BlueCube will act as Radiant’s subcontractor, and indemnify Radiant for any losses associated with its performance or non-performance of the Legacy Contract obligations. Radiant will continue to invoice these Legacy customers on behalf of BlueCube. Radiant will pass through the payments received in these transactions as they are received from the customers. As of June 30, 2005, Radiant had no outstanding amounts due to BlueCube as a result of payments received from Legacy customers.

Under this Reseller and Services Agreement with BlueCube, Radiant became a preferred reseller of selected BlueCube computer products. The fixed price charged to customers for BlueCube products is remitted to BlueCube based on a fixed percentage of this price, as stated in the agreement. During the three months ended June 30, 2005 and 2004, the Company recognized approximately $100,000 of revenues under this agreement. For the six months ended June 30, 2005 and 2004, the Company recognized approximately $200,000 under this agreement. As of June 30, 2005 and December 31, 2004, Radiant has a payable due to BlueCube related to the fixed percentage passed through to BlueCube and other operational purchases of approximately $500,000 and $1.3 million, respectively. This amount has been included in accrued contractual obligations and payables due to BlueCube in the accompanying condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004. In addition, during the three months ended June 30, 2005 and 2004, the Company recognized approximately $10,000 and $400,000 of revenues generated from the sale of Radiant products to BlueCube. For the six months ended June 30, 2005 and 2004, the Company recognized approximately $110,000 and $900,000 of revenues generated from the sale of Radiant products to BlueCube. As of June 30, 2005 and December 31, 2004, Radiant had receivables due from BlueCube of approximately $100,000 and $300,000, respectively.

Radiant also maintains rights to access product source code and information needed to fulfill Legacy Contract obligations if BlueCube fails to perform. For a limited number of existing customer contracts, Radiant and BlueCube have shared liability, which includes penalties, for a period of 18 months after January 31, 2004, based upon the revenue received by each party under the contract. For one of these contracts, milestones defined in the original contract were amended. Failure to meet these amended milestones could result in penalties and/or losses, the amount of which cannot be estimated. In management’s opinion, it is not probable that Radiant will incur penalties/losses under this contract. In addition to the initial cash included in the transaction, it was agreed that approximately $5.3 million of unearned revenue will be transferred to BlueCube upon BlueCube’s completion of the related contractual commitments. Approximately $0, $200,000 and $4.2 million were paid during the three months and six months ended June 30, 2005 and from inception through June 30, 2005, respectively. Management expects the majority of the remaining cash to be transferred to BlueCube over the next nine months. The remaining liability of approximately $1.1 million is included in accrued contractual obligations and payables due to BlueCube in the accompanying condensed consolidated balance sheet as of June 30, 2005.

Radiant has also agreed to sublease a portion of its property, currently under an operating lease, to BlueCube. This sublease will expire concurrently with Radiant’s operating lease on the property in January 2013. Operating lease rentals received are recorded against operating lease expense in the consolidated statements of operations. BlueCube has the right to early termination beginning on January 31, 2007, and must provide Radiant with an 18 month notice that early termination will occur. Payments received from BlueCube under this sublease equated to approximately $320,000 and $620,000 during the three and six months ended June 30, 2005, respectively. Aggregate future minimum lease payments under this sublease agreement for the twelve months ended June 30th, are approximately: $1.3 million in 2006, $1.4 million per year for years 2007 through 2011, and a total of $3.5 million over the remaining 19 months of the lease. In conjunction with this sublease agreement, Radiant and BlueCube entered into a right of refusal and option agreement pertaining to real property currently owned by Radiant and adjacent to the property being subleased by BlueCube. Under this agreement, BlueCube has an option to purchase the real property at a stated value, which management believes is the fair value at the time of the split-off. BlueCube has the right of refusal if Radiant obtains an offer to sell the real property to another party. The exercise of this right will result in BlueCube purchasing the real property at a price based on a formula and the third-party offer obtained by Radiant. This agreement is subordinate to a pre-existing right of first refusal with a third-party.

HotelTools Software

During 2003, management approved a plan to sell the acquired HotelTools software. At the time this plan was approved, the software became available for immediate sale and management actively pursued interested parties to sell the software in its present condition. As a result of this impending sale and in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, the Company wrote down the assets associated with HotelTools to its net realizable value. Additionally, the Company reclassified the remaining intangible asset balance of $550,000 to other short-term assets to reflect the impending sale. During 2003, 2004 and into 2005, management held discussions with interested parties and were unable to reach an agreement to sell the software. During the second quarter of 2005, there was no activity or discussions with interested parties and management made the decision to no longer actively pursue potential acquirers of the software. Accordingly, it was determined that the asset should be written off and an impairment charge of $550,000 is reflected in the income statement for the three and six months ended June 30, 2005.

3. Goodwill and Other Intangibles, Net

Goodwill

In accordance with SFAS No.142 the Company evaluates the carrying value of goodwill as of January 1st of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s annual evaluations of the carrying value of goodwill completed on January 1, 2005 and 2004 in accordance with SFAS No.142 resulted in no impairment losses.

Changes in the carrying amount of goodwill for the three months ended March 31, 2005 and June 30, 2005 are as follows (in thousands):

	Petroleum/ Convenience Store	Hospitality and Food Service	Entertainment	Total
Balance, December 31, 2004	$7,813	$24,743	$2,371	$34,927
Currency translation adjustment related to Breeze acquisition (Note 4)	(67)	—	—	(67)

Balance, March 31, 2005	$7,746	$24,743	$2,371	$34,860

Currency translation adjustment related to Breeze acquisition (Note 4)	(49)	—	—	(49)

Balance, June 30, 2005	$7,697	$24,743	$2,371	$34,811

Intangible assets

A summary of the Company’s intangible assets as of June 30, 2005 and December 31, 2004 is as follows (in thousands):

		June 30, 2005		December 31, 2004
	Weighted Average Amortization Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core and developed technology – Hospitality	3 years	$10,600	$(5,153)	$10,600	$(3,386)
Reseller network – Hospitality	15 years	9,200	(894)	9,200	(588)
Direct sales channel – Hospitality	10 years	3,600	(525)	3,600	(345)
Covenants not to compete – Hospitality	3 years	1,400	(681)	1,400	(447)
Trademarks and tradenames – Hospitality	Indefinite	1,300	—	1,300	—
Customer list and contracts – Entertainment	5 years	250	(60)	250	(35)
Core and developed technology – Entertainment	2.5 years	200	(81)	200	(47)
Covenants not to compete – Entertainment	10 years	150	(18)	150	(11)

Other		492	(317)	492	(304)

Total intangible assets		$27,192	$(7,729)	$27,192	$(5,163)

Amortization expense recorded on the intangible assets listed in the above table was approximately $1.3 million and $2.6 million for the three and six month periods ended June 30, 2005, respectively, and $1.3 million and $2.3 million for the same periods in 2004. The estimated remaining amortization expense for the next five fiscal years is as follows (in thousands):

2006	$5,131
2007	$3,284
2008	$1,065
2009	$1,045
2010	$996

4. Inventory

A summary of the Company’s inventory as of June 30, 2005 and December 31, 2004 is as follows (in thousands):

	June 30, 2005	December 31, 2004
Raw materials, net	$11,389	$11,091
Work in process	1,100	1,520
Finished goods, net	6,404	6,036

	$18,893	$18,647

5. Debt

On March 31, 2005, the Company entered into a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Foothill, Inc., as the arranger, administrative agent and initial lender. Other lenders may participate in the Credit Agreement from time to time. Unless extended, the Credit Agreement expires on March 31, 2008. The Credit Agreement provides for extensions of credit, upon satisfaction of certain conditions in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $15 million. The revolving loan amount available to the Company is derived from a monthly borrowing base calculation using the Company’s various receivables balances. Loans under the Credit Agreement bear interest, at Radiant’s option, at either the London Interbank Offering Rate plus two and one half percent or at the rate that Wells Fargo Bank, N.A. announces as its prime rate then in effect. Fees associated with the Credit Agreement are typical for transactions of this type. The Credit Agreement contains certain customary representations and warranties from Radiant. It also contains customary covenants, including use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of Radiant’s assets; and limitations on transactions with related parties. In addition, the Credit Agreement contains various financial covenants, including: minimum EBITDA levels, minimum tangible net worth and maximum capital expenditures. As of June 30, 2005, the Company was in compliance with all financial covenants. The Credit Agreement also contains customary events of default, including nonpayment of principal, interest, fees or charges when due; breach of covenants; material inaccuracy of representations and warranties when made; and insolvency. If any events of default occur and are not cured within the applicable grace periods or waived, the administrative agent shall at the election of the required lenders terminate the commitments and declare the loans then outstanding to be due and payable in whole or in part together with accrued interest and any unpaid accrued fees and all other liabilities of Radiant thereunder. As of June 30, 2005, the Company had an outstanding balance of $1.3 million on the revolving loan facility which is included in current liabilities on the accompanying balance sheet. In addition, the Company has approximately $4.2 million in letters of credit against the available balance of approximately $10.6 million. The outstanding balance on the revolver at June 30, 2005 was paid off subsequent to quarter end.

In addition, in the second quarter of 2005, the Company received $15 million in proceeds from the term loan facility in its Credit Agreement. The majority of these funds were used to repay a significant portion of the promissory notes held by the previous shareholders of Aloha. In connection with this repayment the Company entered into an amended and restated promissory note in the amount of $1.5 million with the previous shareholders of Aloha. The interest on this amended promissory note is paid monthly and is calculated at a rate of prime plus one percent. The principal on this note will be paid over the course of the third and fourth quarters in 2008 and the first quarter of 2009.

The following is a summary of the long-term debt facilities entered into with Wells Fargo Foothill, Inc. and the previous shareholders of Aloha in connection with the Company’s purchase of Aloha (Note 2) on January 13, 2004 and outstanding as of June 30, 2005 and December 31, 2004:

(Dollars in Thousands)	June 30, 2005	December 31, 2004
Promissory note with shareholders bearing interest based on the prime rate plus one percent. All principal and interest were paid in January 2005	$—	$1,788
Promissory note (as amended) with shareholders bearing interest based on the prime rate plus one percent with interest being paid monthly and principal being paid over the course of three fiscal quarters beginning in the third quarter of 2008.	1,500	16,483
Term note with a Bank bearing interest based on the prime rate with principal being paid at $250,000 a month plus accrued interest. All unpaid principal and accrued interest is due upon termination/expiration of the Credit Agreement.	15,000	—

Total	$16,500	$18,271

Interest expense on these notes was approximately $310,000 and $260,000 for the three months ended June 30, 2005 and 2004, respectively, and approximately $560,000 and $480,000 for the six months ended June 30, 2005.

Approximate maturities of notes payable are as follows for the following 12-month periods subsequent to June 30, 2005:

(Dollars in Thousands)
2006	$3,000
2007	3,000
2008	9,000
2009	1,500

Balance, June 30, 2005	$16,500

6. Segment Reporting Data

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

The summary of the Company’s operating segments is as follows (in thousands):

	For the three months ended June 30, 2005
	Petroleum / Convenience Retail	Hospitality and Food Service	Entertainment	All Other	Total
Revenues	$10,714	$22,901	$5,571	$339	$39,525
Amortization expense	—	1,244	33	6	1,283
Product development	474	1,659	295	—	2,428
Contribution margin	415	3,653	1,978	(146)	5,900
Goodwill	7,697	24,743	2,371	—	34,811
Other identifiable assets	15,766	36,370	4,141	350	56,627

	For the three months ended June 30, 2004
	Petroleum / Convenience Retail	Hospitality and Food Service	Entertainment	All Other	Total
Revenues	$13,077	$13,271	$5,423	$553	$32,324
Amortization expense	—	1,251	31	—	1,282
Product development	1,114	576	505	—	2,195
Contribution margin	2,838	761	1,941	114	5,654
Goodwill	5,276	23,917	2,371	—	31,564
Other identifiable assets	13,587	38,415	3,744	1,399	57,145

	For the six months ended June 30, 2005
	Petroleum / Convenience Retail	Hospitality and Food Service	Entertainment	All Other	Total
Revenues	$24,009	$42,866	$9,441	$548	$76,864
Amortization expense	—	2,488	66	12	2,566
Product development	1,036	2,957	659	—	4,652
Contribution margin	2,865	6,241	2,856	(376)	11,586

	For the six months ended June 30, 2004
	Petroleum / Convenience Retail	Hospitality and Food Service	Entertainment	All Other	Total
Revenues	$24,303	$23,116	$10,261	$1,485	$59,165
Amortization expense	—	2,296	31	—	2,326
Product development	2,118	1,489	961	4	4,572
Contribution margin	5,475	719	3,637	604	10,435

The reconciliation of contribution margin to net income (loss) for the three months ended June 30, 2005 and 2004 is as follows:

	June 30, 2005	June 30, 2004
Contribution margin for reportable segments	$5,900	$5,654
Central corporate expenses unallocated	(4,671)	(5,670)
Gain on disposal of Enterprise business	—	(183)

Net income	$1,229	$(199)

The reconciliation of contribution margin to net income for the six months ended June 30, 2005 and 2004 is as follows

	June 30, 2005	June 30, 2004
Contribution margin for reportable segments	$11,586	$10,435
Central corporate expenses unallocated	(9,185)	(11,415)
Loss from operations of Enterprise business	—	(913)
Gain on disposal of Enterprise business	—	3,626

Net income	$2,401	$1,733

The reconciliation of other identifiable assets to total assets as of June 30, 2005 and 2004 is as follows:

	June 30, 2005	June 30, 2004
Other identifiable assets for reportable segments	$56,627	$57,145
Goodwill for reportable segments	34,811	31,564
Central corporate assets unallocated, including discontinued operations	38,123	36,204

Total assets	$129,561	$124,913

Revenues not associated with the Company’s Petroleum/Convenience Retail, Hospitality/Food Service or Entertainment segments are comprised of revenues from sales to BlueCube (Note 2) and hardware sales outside the Company’s segments.

The Company distributes its technology both within the United States of America and internationally. The Company currently has international offices in Australia, Czech Republic, and Singapore. Revenues derived from international sources were approximately $5.9 million and $12.8 million for the three months and six months ended June 30, 2005, respectively, and approximately $5.0 million and $8.8 million for the three months and six months ended June 30, 2004 respectively. At June 30, 2005 and 2004, the Company had international identifiable assets of approximately $14.0 million and $7.6 million, respectively. of which approximately $4.9 million and $2.4 million, respectively, are considered long-lived assets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of Radiant’s business and results of operations. This MD&A should be read in conjunction with Radiant’s Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. MD&A consists of the following sections:

•	Overview: a summary of Radiant’s business, measurements and opportunities.

•	Results of Operations: a discussion of operating results

•	Liquidity and Capital Resources: an analysis of cash flows, sources and uses of cash, contractual obligations and financial position

•	Critical Accounting Policies: a discussion of critical accounting policies that require the exercise of judgments and estimates

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

Disposition of the Enterprise Software Systems Segment

In January 2004, Radiant completed the split-off of its enterprise software business, now known as BlueCube Software, to Erez Goren, the Company’s former Co-Chairman of the Board and Co-Chief Executive Officer (see Note 2 of the condensed consolidated financial statements for further information). Radiant retained the right to sell and market the Enterprise Productivity Suite, including functionality such as workforce and supply chain management, through a reseller agreement with BlueCube. Under certain customer agreements, the Company has retained the obligation to perform contract obligations that have been subcontracted to BlueCube. As further described in Note 2 to the condensed consolidated financial statements, the separation agreement provides for a shared liability for contract claims of specified contracts over the initial 18 month term of the separation. Radiant does not believe that liabilities under these agreements are likely but they do represent a potential risk for the Company. The disposition of the Enterprise segment has allowed the Company to focus its efforts on better serving its core markets and increase market penetration. This disposition has significantly improved the Company’s profits and cash position.

During the six months ended June 30 2004, Radiant reported a gain on the disposition of the Enterprise Software Systems segment of $3.6 million as further described in Note 2. The operating revenues and expenses through January 31, 2004 for the Enterprise Software Systems segment are reported as a net loss of $913,000 in discontinued operations on the consolidated income statement as further described in Note 2.

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

Results of Operations

Three months and six months ended June 30, 2005 compared to the three months and six months ended June 30, 2004

System sales. The Company derives the majority of its revenues from sales and licensing fees for its point-of-sale hardware, software and site management software solutions. System sales during the second quarter of 2005 were $21.8 million. This is an increase of $5.3 million, or 32%, from the same period in 2004, and an increase of $1.4 million, or 7%, from the first quarter of 2005. System sales during the six month period ended June 30, 2005 were $42.2 million compared to $27.9 million for the six month period ended June 30, 2004.

The year over year quarterly and six-month increase is primarily due to the increased use of the hospitality re-seller channel for additional sales, the success of selling the Company’s new hardware products into its hospitality reseller markets (which began in the later part of the second quarter 2004), increased presence in the international community which has resulted in a $4.0 million or 45% increase in its international revenues and improved product demand throughout the hospitality industry. The additional software license sales associated with having a full six-month period of results related to the Aloha acquisition which took place in mid-January 2004 also contributed to the six-month year over year increase in system sales. The increase from the first quarter of 2005 was primarily due to the cyclical nature of capital expenditures throughout the hospitality and entertainment industries.

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

Client support, maintenance and other services during the second quarter of 2005 increased 12% from the same period in 2004 and increased 5% from the first quarter of 2005. Service revenues for the six month period ended June 30, 2005 also increased 11% from the same period in 2004. These increases are primarily due to the additional revenues generated in both software and hardware support and maintenance due to the increased sales in 2004 and continuing into 2005, the increase in revenues generated from the Company’s hospitality subscription products due to continued marketing efforts around this product line, and the additional revenues generated through custom development and consulting projects.

System sales gross profit. Cost of system sales consists primarily of hardware and peripherals for site-based systems, amortization of software costs and labor. All costs, other than amortization, are expensed as products are shipped, while software amortization is expensed at the greater of straight line amortization or in proportion to sales volume.

System sales gross profit in the second quarter of 2005 as compared to the second quarter of 2004 increased by approximately $2.0 million, or 24%, while the gross profit percentage decreased by 3% to 49%. For the six month period ended June 30, 2005 as compared to the same period in 2004, gross profit increased by approximately $5.6 million, or 38%, while the gross profit percentage decreased 5% to 48%. The decrease in the gross profit percentage is primarily due to the change in mix between the Company’s hardware and software product lines resulting from additional hardware sales within its reseller channel. Systems sales gross profit for the second quarter of 2005 increased approximately $0.8 million compared to the first quarter of 2005, while the gross profit percentage increased by 1%. This increase was primarily due to the change in mix between software and hardware sales during the quarter.

Client support, maintenance and other services gross profit. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations.

The gross profit on service sales in the second quarter of 2005 was consistent with the gross profit in the second quarter of 2004, while the gross profit percentage decreased by 4% to 34%. For the six month period ended June 30, 2005 as compared to the same period in 2004, gross profit decreased by approximately $1.1 million, or 8%, while the gross profit percentage decreased 7% to 34%. The gross profit percentage remained relatively flat during the second quarter of 2005 as compared to the first quarter of 2005.

The decrease in the gross profit percentage from the three and six month periods ended June 30, 2004 is due to normal fluctuations between product development projects and maintenance projects that occur throughout the year and due to a major software project being released in the beginning of the third quarter of 2004. Personnel expenses associated with this project were capitalized during the first and second quarters of 2004. Personnel assigned to this project were reassigned to software maintenance projects after the completion of this project in the third quarter of 2004 and continued to be assigned to maintenance projects throughout the first six months of 2005. As such, costs were expensed as incurred.

Segment Revenues: Total revenues in the Hospitality and Food Service business segment during the second quarter of 2005 increased by approximately $9.6 million, or 73%, compared to the same period in 2004. For the six months ended June 30, 2005 as compared to the same period in 2004, revenues increased by approximately $19.8 million, or 85%. These increases are due primarily to the use of the reseller channel for additional sales into the hospitality market (specifically hardware sales which began being sold through the reseller market in the later part of the second quarter 2004) and improved demand throughout the industry. The six month increase year over year is also attributed to a full quarter of results from the purchase of Aloha in mid-January 2004. Total revenues in the Petroleum and Convenience Retail business segment decreased by approximately $2.4 million, or 18%, in the second quarter of 2005 as compared to the same period in 2004. While total revenues for the six months ended June 30, 2005 decreased $300,000, or 1%, compared to the same period in 2004. The decreases are primarily due to delayed shipments that occurred during the second quarter of 2005. The Company’s Entertainment business segment revenues increased by approximately $100,000, or 3%, for the second quarter, but decreased approximately $800,000, or 8%, for the six months ended June 30, 2005 compared to the same periods in 2004. The decrease is primarily due to market conditions throughout the entertainment industry.

Total operating expenses. Excluding the impairment write-off of the Company’s HotelTools software, total operating expenses for the three month period ended June 30, 2005 remained relatively flat as compared to the same period in 2004 and increased approximately 4% as compared to the first quarter of 2005. For the six-month period ended June 30, 2005, operating expenses increased approximately 1% as compared to the same period in 2004. Operating expenses (including the impairment write-off) for the three-month period ended June 30, 2005 increased 4% for the same period in 2004 and 8% as compared to the first quarter of 2005. For the six-month period ended June 30, 2005, operating expenses increased approximately 3% as compared to the same period in 2004. The following are the key components of the Company’s operating expense.

•	Product development expenses. Product development expenses consist primarily of wages and materials expended on product development efforts excluding any development expenses related to associated revenues which are included in costs of client support, maintenance and other services.

Product development expenses increased during the second quarter of 2005 by approximately 4% compared to the same period in 2004 and by approximately 12% as compared to the first quarter of 2005. The increases are due to the normal fluctuations between product development projects and maintenance projects that occur throughout the year (as mentioned above). In addition, the Company has continued to increase their investment in product development in order to ensure future growth. For the six months ended June 30, 2005, product development expenses decreased approximately 5%. This decrease can be attributed to the normal fluctuations between product development projects and the maintenance projects. Product development expense as a percentage of revenue for the three and six month periods ended June 30, 2005 was 8% as compared to 10% and 11% for the same periods in 2004, respectively.

•	Sales and marketing expenses. Sales and marketing expenses during the second quarter of 2005 remained relatively flat as compared to the same period in 2004, but increased approximately $300,000 or 7% as compared to the first quarter of 2005. The increase from the first quarter 2005 is due mainly to the increase in bad debt expense during the second quarter and an increase in trade show participation and promotional items. For the six months ended June 30, 2005, sales and marketing expense decreased approximately $300,000 or 4% as compared to the same period in 2004. This decrease is due primarily to internal department moves which resulted in individuals moving from the sales and marketing function to the general and administrative function. Sales and marketing expenses as a percentage of revenues for the three and six month periods ended June 30, 2005 was 11% as compared to 11% and 15% for the same periods in 2004, respectively.

•	Depreciation of fixed assets and Amortization of intangible assets. Depreciation and amortization expense decreased during the second quarter of 2005 by approximately $100,000 as compared to the same period in 2004. For the six months ended June 30, 2005, depreciation and amortization expense was consistent with the expense recognized over the same period in 2004, however amortization expense has increased and depreciation has decreased. The increases in amortization expense is primarily due to a full quarter of amortization expense related to amortizable intangible assets acquired as part of the Aloha acquisition in mid-January 2004. This increase was offset with a decrease in depreciation expense due to several assets becoming fully depreciated during the later part of the fourth quarter of 2004 and the beginning of the first quarter of 2005 and is also the cause for the decrease during the second quarter of 2005 as compared to the second quarter of 2004. Depreciation and amortization expense for the second quarter of 2005 was consistent with the first quarter of 2005.

•	Impairment of HotelTools Software. During 2003, management approved a plan to sell the acquired HotelTools software. At the time this plan was approved, the software became available for immediate sale and management actively pursued interested parties to sell the software in its present condition. As a result of this impending sale and in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, the Company wrote down the assets associated with HotelTools to its net realizable value. Additionally, the Company reclassified the remaining intangible asset balance of $550,000 to other short-term assets to reflect the impending sale. During 2003, 2004 and into 2005, management held discussions with interested parties and were unable to reach an agreement to sell the software. During the second quarter of 2005, there was no activity or discussions with interested parties and management made the decision to no longer actively pursue potential acquirers of the software. Accordingly, it was determined that the asset should be written off and an impairment charge of $550,000 be reflected in the income statement for the three and six months ended June 30, 2005.

•	General and administrative expenses. General and administrative expenses were relatively flat during the second quarter of 2005 compared to the same period of 2004 and the first quarter of 2005. For the six months ended June 30, 2005, general and administrative expenses have increased approximately $1.0 million or 12%. This increase is primarily due to a full quarter of general and administrative expenditures associated with the purchase of Aloha in mid-January 2004, internal department moves from the sales and marketing function (as previously described), increased salary and bonus expense reflective of the Company’s growth and positive results and additional expense related to the Company’s contributions to its 401(k) profit-sharing plan which began in the third quarter of 2004. General and administrative expenses as a percentage of total revenue was 11% and 12% for the three and six months ended June 30, 2005 as compared to 14% for the same periods in 2004.

Interest and other expense (income) net. The Company’s net interest expense includes interest expense incurred on its long-term debt, less interest income derived from the investment of its cash and cash equivalents. Net interest expense increased approximately $70,000 in the second quarter of 2005 as compared to the same period in 2004 and as compared to the first quarter of 2005. For the six months ended June 30, 2005, net interest expense increased approximately $100,000 as compared to the same period in 2004. The increase in net interest expense resulted from a significant increase in the prime rate over the course of the past 12 months, which resulted in a higher interest rate on the interest bearing notes payable associated with the acquisition of Aloha Technologies and the Company’s credit facility. Other net income for the three and six months ended June 30, 2005 increased approximately $100,000 as compared to the same periods in 2004.

Liquidity and Capital Resources

On March 31, 2005, the Company entered into a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Foothill, Inc., as the arranger, administrative agent and initial lender. Other lenders may participate in the Credit Agreement from time to time. Unless extended, the Credit Agreement expires on March 31, 2008. The Credit Agreement provides for extensions of credit in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $15 million. Loans under the Credit Agreement bear interest, at Radiant’s option, at either the London Interbank Offering Rate plus two and one half percent or at the rate that Wells Fargo Bank, N.A. announces as its prime rate then in effect. Fees associated with the Credit Agreement are typical for transactions of this type. As of June 30, 2005, the Company had an outstanding balance of $1.3 million on the revolving loan and additional letters of credits against the available balance of approximately $4.2 million. The outstanding balance on the revolver at June 30, 2005 was paid off subsequent to quarter end.

The Credit Agreement contains certain customary representations and warranties from Radiant. In addition the Credit Agreement contains certain financial and non-financial covenants, which the Company was in compliance with as of June 30, 2005.

During the second quarter of 2005, the Company received $15 million in proceeds from the term loan facility in its Credit Agreement. The principal on this note will be repaid at $250,000 per month with all unpaid principal being due upon termination/expiration of the Credit Agreement. At June 30, 2005, the balance on the term loan was $15 million. The majority of these funds were used to repay a significant portion of the promissory notes held by the pervious shareholders of Aloha. In connections with this payment, the Company entered into an amended and restated promissory note in the amount of $1.5 million with the previous shareholders of Aloha. The principal on this note will be paid over the course of third and fourth quarters of 2008 and the first quarter of 2009.

The Company’s working capital has increased approximately $6.6 million to $25.8 million at June 30, 2005 as compared to $19.2 million at December 31, 2004. The Company has historically funded its business through cash generated by operations. Cash provided by operating activities during the first six months of 2005 was $5.0 million as compared to $5.4 million during the same period in 2004. Cash from operations, in 2005, was mainly generated from income from operations, the adding back of non-cash items such as depreciation, amortization and the impairment of the HotelTools software and through the collection of calendar year support and maintenance invoices that are deferred and recognized over the course of the year. This was partially offset by normal fluctuations in receivables and payables. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected. Cash used in investing activities during the first six months of 2005 was $3.1 million as compared to $24.9 million during the same period in 2004. In 2005, investing activities mainly consisted of additional consideration of approximately $1.0 million related to the Breeze acquisition (see Note 2 in the condensed consolidated financial statement footnotes), the purchase of equipment and the continued payout of accrued contract obligations related to the BlueCube disposition. Cash provided by financing activities during the first quarter of 2005 was $0.5 million as compared to cash being used in financing activities of $0.2 million during the same period in 2004. In 2005, financing activities mainly consisted of the pay off and pay down of notes payable related to the Aloha acquisition, proceeds generated from the Credit Agreement previously mentioned, payments made in connection with loan fees to enter into the Credit Agreement and cash generated from the issuance of shares from the Company’s Employee Stock Purchase Plan and the exercising of employee stock options.

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases various equipment and furniture under four-year capital lease agreements. The capital leases run until November 2007 and June, 2005, respectively. Aggregate future minimum lease payments under the capital lease and non-cancelable operating leases as of June 30, 2005, and contractual obligations including the purchase of Aloha Technologies, the disposition of Enterprise and debt under the Credit Agreement are as follows (in thousands):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
Capital Lease Obligations	$103	$55	$48	$—	$—
Operating Leases	35,935	5,115	9,682	8,736	12,402
Other Obligations:
Notes Payable - Aloha Technologies Acquisition(1)	1,500	—	—	1,500	—
Long-term term note (Credit Agreement)	15,000	3,000	12,000	—	—
Short-term debt facility (Credit Agreement)	1,300	1,300	—	—	—
Enterprise Divestiture(2)	1,129	1,129	—	—	—

Total Contractual Cash Obligations	$54,967	$10,599	$21,730	$10,236	$12,402

(1)	See footnote 5 of the condensed consolidated financial statements for further explanation. Interest accrues at prime plus 1% and is not included in the above obligation amounts.
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

Goodwill and Intangible Assets

The Company has significant intangible assets related to goodwill and other acquired intangibles as well as capitalized software costs. In assessing the recoverability of goodwill and other intangible assets, the Company must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, the Company will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which houses goodwill to that reporting unit’s fair value. The fair value of the reporting units is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting units’ estimated fair value exceeds the reporting units’ carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. If the Company determines that there is an impairment in either an intangible asset or goodwill, the Company may be required to record an impairment charge in the reporting period in which the impairment is determined, which may have a negative impact on earnings.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Radiant Systems, Inc. and its subsidiaries (“Radiant,” “Company,” “we,” “us,” or “our”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of Radiant, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Radiant’s future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the Company’s Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, including the section titled “Risk Factors” therein. These and many other factors could affect Radiant’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Radiant or on its behalf. Radiant undertakes no obligation to revise or update any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents and long-term debt. During the second quarter of 2005, the weighted average interest rate on its cash balances was approximately 1.39%. A 10.0% decrease in this rate would not have impacted interest income materially (less than $1,000) during the second quarter of 2005. During the second quarter of 2005, the weighted average interest rate on its long-term debt was approximately 7.3%. A 10.0% increase in this rate would have impacted interest expense by approximately $30,000 during the second quarter of 2005.

As more fully explained in Note 6 of the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $12.8 million and $8.8 million during the six months ended June 30, 2005 and 2004, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effects of foreign exchange rate fluctuations on the Company’s results of operations and financial position during the second quarter 2005 and 2004 were not material.

Item 4. Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of June 30, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

During the quarter ended June 30, 2005, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.     Exhibits

Exhibit No.	Description
31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC

Dated: July 29, 2005	By:	/s/ Mark E. Haidet
Mark E. Haidet,
Chief Financial Officer
(Duly authorized officer and principal financial officer)