Form 10-Q
period 2005-09-30
RADIANT SYSTEMS INC
filed 2005-11-01
CIK 845818

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2005

Commission File Number: 0-22065

RADIANT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Georgia	11-2749765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3925 Brookside Parkway, Alpharetta, Georgia	30022
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (770) 576-6000

NOT APPLICABLE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of October 28, 2005 was 29,880,501.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,914	$15,067
Accounts receivable, net of allowances for doubtful accounts of $2,906 and $3,624, respectively	27,657	25,730
Receivable due from BlueCube	264	267
Inventories, net	18,997	18,647
Other short-term assets	2,618	2,122

Total current assets	68,450	61,833
Property and equipment, net	9,517	8,590
Software development costs, net	2,289	2,344
Goodwill	34,827	34,927
Intangibles, net	18,180	22,029
Other long-term assets	325	31

	$133,588	$129,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,326	$12,198
Accrued liabilities	11,894	11,925
Accrued contractual obligations and payables due to BlueCube	1,875	2,982
Client deposits and unearned revenue	12,575	9,881
Current portion of capital lease payments	43	218
Current portion of long-term debt	3,000	5,443

Total current liabilities	40,713	42,647
Client deposits and unearned revenue, less current portion	423	564
Long-term portion of capital lease payments	51	64
Long-term debt, less current portion	12,750	12,828
Other long-term liabilities	1,388	344

Total liabilities	55,325	56,447
Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 29,634,342 and 29,321,360 shares issued and outstanding, respectively	—	—
Additional paid-in capital	120,727	118,649
Accumulated other comprehensive (expense) income	(10)	244
Accumulated deficit	(42,454)	(45,586)

Total shareholders’ equity	78,263	73,307

	$133,588	$129,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues:
System sales	$27,470	$20,349	$69,623	$48,241
Client support, maintenance and other services	19,366	15,989	54,077	47,262

Total revenues	46,836	36,338	123,700	95,503
Cost of revenues:
System sales	16,443	10,334	38,215	23,491
Client support, maintenance and other services	12,686	10,761	35,671	29,234

Total cost of revenues	29,129	21,095	73,886	52,725

Gross profit	17,707	15,243	49,814	42,778

Operating Expenses:
Product development	3,686	3,135	9,995	9,800
Sales and marketing	4,940	4,889	13,654	13,941
Depreciation of fixed assets	794	967	2,420	2,826
Amortization of intangible assets	1,283	1,281	3,850	3,607
Impairment of HotelTools software	—	—	550	—
Lease restructuring charges	1,450	—	1,450	—
General and administrative	4,405	3,879	13,453	11,961

Total operating expenses	16,558	14,151	45,372	42,135

Income from operations	1,149	1,092	4,442	643
Interest expense, net	317	256	874	690
Other income, net	(49)	—	(139)	—

Income (loss) from continuing operations before income tax provision	881	836	3,707	(47)
Income tax provision	150	32	575	129

Income (loss) from continuing operations	731	804	3,132	(176)

Income from discontinued Enterprise business (Note 2):
Loss from operations of Enterprise business, net	—	—	—	(913)
Gain on disposal of Enterprise business, net	—	—	—	3,626

Income from discontinued Enterprise business, net	—	—	—	2,713

Net income	$731	$804	$3,132	$2,537

Income (loss) per share from continuing operations:
Basic income (loss) per share	$0.02	$0.03	$0.11	$(0.01)

Diluted income (loss) per share	$0.02	$0.03	$0.10	$(0.01)

Net income per share:
Basic income per share	$0.02	$0.03	$0.11	$0.09

Diluted income per share	$0.02	$0.03	$0.10	$0.09

Weighted average shares outstanding:
Basic	29,596	28,705	29,360	28,796

Diluted	31,999	29,404	31,333	28,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands)

(Unaudited)

	Common Stock		APIC	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
BALANCE, December 31, 2004	29,321	$—	$118,649	$(45,586)	$244	$73,307

Components of comprehensive income:
Net income	—	—	—	3,132	—	3,132
Foreign currency translation adjustment	—	—	—	—	(254)	(254)

Total comprehensive income:	—	—	—	3,132	(254)	2,878
Treasury stock purchase and retirement	(238)	—	(1,000)	—	—	(1,000)
Stock issued under employee stock purchase plan	233	—	1,228	—	—	1,228
Exercise of employee stock options	318	—	1,850	—	—	1,850

BALANCE, September 30, 2005	29,634	$—	$120,727	$(42,454)	$(10)	$78,263

The accompanying notes are an integral part of these consolidated statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,132	$2,537
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Enterprise business	—	(3,626)
Impairment of HotelTools software	550	—
Lease restructuring reserve (see Note 3)	1,200	—
Disposal of leasehold improvements related to lease restructuring (see Note 3)	249	—
Depreciation and amortization	6,916	6,717
Changes in assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(2,113)	(2,218)
Inventories	(372)	(4,977)
Other assets	(996)	136
Accounts payable	(872)	6,661
Accrued liabilities	823	1,587
Payables due to BlueCube (see Note 2)	(896)	1,495
Client deposits and deferred revenue	2,553	876
Other liabilities	290	72

Net cash provided by operating activities	10,464	9,260
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(3,885)	(1,863)
Capitalized software development costs	(440)	(1,483)
Accrued contract obligations and other payments related to sale of Enterprise business	(212)	(11,644)
Additional consideration for acquisition of Breeze (see Note 2)	(1,300)	—
Proceeds from sale of fixed assets	193	—
Acquisition of Aloha, net of cash acquired and acquisition costs	—	(11,200)
Acquisition of E-Needs	—	(300)

Net cash used in investing activities	(5,644)	(26,490)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of employee stock options	1,850	1,158
Proceeds from shares issued under employee stock purchase plan	1,228	254
Repurchase of common stock	(1,000)	(1,020)
Proceeds from long term debt facility	15,000	—
Principal payments on long term debt facility	(750)	—
Principal payments on capital lease obligations	(188)	(451)
Principal payment on shareholder loans	(16,771)	—
Payment of loan fees associated with Credit Agreement	(342)	—
Principal payments on debt – Aloha acquisition	—	(2,153)

Net cash used in financing activities	(973)	(2,212)

Increase (decrease) in cash and cash equivalents	3,847	(19,442)
Cash and cash equivalents at beginning of period	15,067	33,774

Cash and cash equivalents at end of period	$18,914	$14,332

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash transactions related to acquisitions and divestitures (Note 2):
Issuance of common stock—Aloha	$—	$15,300

Issuance of common stock—E-Needs	$—	$300

Issuance of common stock—Breeze	$—	$956

Common stock received in divestiture—Enterprise	$—	$16,300

Long-term note payable—Aloha	$—	$21,418

Cash paid for interest	$875	$688

Cash paid for income taxes	$6	$63

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Stock-Based Compensation

Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Radiant Systems, Inc. (“Radiant” or the “Company”), included herein, have been prepared on a basis consistent with the December 31, 2004 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Radiant’s Form 10-K for the year ended December 31, 2004. Radiant’s results of operations for the nine months ended September 30, 2005 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying unaudited condensed consolidated financial statements of Radiant have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements, the general instructions of Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. In the event of a net loss, basic loss per share is the same as dilutive loss per share. For the three months and nine months ended September 30, 2005, basic weighted average shares outstanding were approximately 29.6 million and 29.4 million, respectively. Dilutive weighted average shares outstanding for the three and nine months ended September 30, 2005 were approximately 32.0 million and 31.3 million, respectively. For the three months ended September 30, 2004, basic and dilutive weighted average shares outstanding were approximately 28.7 million and 29.4 million, respectively. For the nine months ended September 30, 2004, Radiant reported a net loss from continuing operations, and the basic and dilutive weighted average shares outstanding for that period were approximately 28.8 million.

For the three and nine months ended September 30, 2005, options to purchase approximately 1.4 million and 1.6 million shares of common stock were excluded from the above reconciliation, as the options were antidilutive for the periods then ended. For the three and nine months ended September 30, 2004, options to purchase approximately 5.3 million shares of common stock were excluded from the above reconciliation, as options were antidilutive for the periods then ended.

Comprehensive Income(Loss)

The Company’s comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the three months and nine months ended September 30, 2005 was approximately $0.7 million and $2.9 million, respectively. Total comprehensive income for the three months and nine months ended September 30, 2004 was approximately $0.9 million and $2.6 million, respectively.

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

In accordance with Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation — Transition and Disclosure— an Amendment of the Financial Accounting Standards Board (“FASB”) Statement No. 123 and Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, Radiant’s pro forma option expense is computed using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Radiant’s employee stock options have characteristics significantly different from those of traded options.

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

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Income (loss) from continuing operations, as reported	$731	$804	$3,132	$(176)
Stock-based compensation expense, net of related tax effects	(580)	(969)	(3,377)	(3,549)

Pro forma net income (loss)	$151	$(165)	$(245)	$(3,725)

Basic income (loss) per share — as reported	$0.02	$0.03	$0.11	$(0.01)

Diluted income (loss) per share — as reported	$0.02	$0.03	$0.10	$(0.01)

Basic income (loss) per share — pro forma	$0.01	$(0.01)	$(0.01)	$(0.13)

Diluted income (loss) per share — pro forma	$0.00	$(0.01)	$(0.01)	$(0.13)

Net income, as reported	$731	$804	$3,132	$2,537
Stock-based compensation (expense) income, net of related tax effects	(580)	(969)	(3,377)	403

Pro forma net income (loss)	$151	$(165)	$(245)	$2,940

Basic income per share — as reported	$0.02	$0.03	$0.11	$0.09

Diluted income per share — as reported	$0.02	$0.03	$0.10	$0.09

Basic income (loss) per share — pro forma	$0.01	$(0.01)	$(0.01)	$0.10

Diluted income (loss) per share — pro forma	$0.00	$(0.01)	$(0.01)	$0.10

Accounting Pronouncements

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes items such as the phase out of the Extraterritorial Income Exclusion Act of 2000 over a three-year period, the introduction of a qualified manufacturing deduction and a one-time election to repatriate foreign earnings. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”), which is effective for fiscal periods beginning January 1, 2006 and must be applied prospectively. SFAS No. 151 requires that abnormal amounts of idle capacity, freight, handling costs and spoilage should be excluded from the cost of inventory and expensed as incurred. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”). SFAS No. 153 is an amendment to APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company adopted the provisions of SFAS No. 153 on July 1, 2005. The adoption of SFAS No. 153 did not have an impact on the financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) which is effective for the Company beginning on January 1, 2006. SFAS No. 123R replaces SFAS No. 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS No. 123R requires that the compensation cost relating to share-based awards to employees be recognized in financial statements and be measured based on the grant-date fair value of the stock options or other equity-based compensation. The Company currently provides the comparative pro forma disclosures required by SFAS No. 148 but continues to account for stock compensation in accordance with APB 25. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt in the first quarter of fiscal year 2006.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The Company is required to adopt the provision of SFAS No. 154 as of June 1, 2006, although earlier adoption is permitted.

2. Acquisitions and Divestitures

Acquisition of E-Needs, Inc.

On April 14, 2004, the Company acquired substantially all of the assets of E-Needs, Inc., a company engaged in the business of developing, marketing, licensing and selling software and services in the movie-theatre circuit and related financial management marketplaces. The operating results of E-Needs are included in the condensed consolidated financial statements from the date of acquisition. Pro forma information has not been presented as it is not material to the Company’s financial statements.

The transaction included the purchase of certain software technology source code and customer lists. Total consideration was approximately $700,000 and consisted of $300,000 in cash, the issuance of 46,133 shares of common stock with a fair value of $6.50 per share based on the average closing price for the 10 days prior to the date of announcement (March 17, 2004) and approximately $100,000 of assumed liabilities and direct expenses. The purchase agreement also provides for additional cash payments if certain future operating targets are achieved. The additional payments may aggregate up to approximately $1.6 million and will be accounted for as part of the purchase price. As of September 30, 2005, none of these future operating targets had been achieved. Intangible assets of approximately $600,000 were recorded and will be amortized over the assets estimated useful lives, which range from three to ten years. The remaining $100,000 purchase price was recorded as goodwill and assigned to the entertainment segment. The goodwill is expected to be deductible for tax purposes over the next 15 years.

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

Total consideration and transaction costs of approximately $49.4 million consisted of an $11.0 million cash payment, a five-year note in the principal amount of $19.7 million at an interest rate of prime plus one percent, a one-year note in the principal amount of $1.7 million at an interest rate of prime plus one percent, the issuance of 2.4 million shares of restricted common stock with a fair value of $6.50 per share on the date of announcement (December 15, 2003) and $900,000 of direct expenses Radiant incurred related to the acquisition and the assumption of certain liabilities. The transaction was accounted for using the purchase method of accounting as required by FASB Statement No. 141, Business Combinations, and Radiant has accordingly allocated the purchase price of Aloha based upon the fair values of the net assets acquired and liabilities assumed.

The intangible assets acquired were valued by the Company with the assistance of independent appraisers utilizing customary valuation procedures and techniques. Goodwill recorded in the acquisition will be tested periodically for impairment as required by FASB Statement No. 142, Goodwill and Other Intangible Assets. During the year ended December 31, 2004 and in accordance with Emerging Issues Task Force (“EITF”) Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, accrued liabilities and goodwill of approximately $1.1 million were recorded to account for the execution of the integration plan developed at the time of acquisition, including severance packages to Aloha employees.

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

The following unaudited pro forma financial information for the nine months ended September 30, 2004, presents results as if the acquisition had occurred at the beginning of the period and is presented for comparison purposes with the actual results for the three months and nine months ended September 30, 2005 and the three months ended September 30, 2004.

(Dollars in Thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Revenue	$46,836	$36,338	$123,700	$95,503
Income (loss) from continuing operations, after income tax	731	804	3,132	(176)
Income (loss) per share from continuing operations—basic	0.02	0.03	0.11	(0.01)
Income (loss) per share from continuing operations—diluted	0.02	0.03	0.10	(0.01)

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition and from increased interest expense on acquisition debt. The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results.

Acquisition of Breeze Software Proprietary Limited

On May 9, 2001, the Company acquired all of the outstanding common stock of Breeze Software Proprietary Limited (“Breeze”), a leading provider of software applications for retailers in the Australian marketplaces. The purchase price consisted of $1.7 million in cash and assumption of net liabilities of $700,000. Total consideration, including approximately $400,000 in transaction costs, was $2.8 million. Goodwill of approximately $2.8 million was recorded at the time of the acquisition. The Company was obligated to pay additional consideration of cash and/or stock in the event certain earnings milestones were achieved, through the fourth quarter of 2004. During the third quarter of 2004 and the fourth quarter of 2003, the specified earnings milestones were achieved and the Company paid additional consideration of approximately 238,000 shares and 141,000 shares, respectively, of common stock for a total consideration of approximately $1.0 million and $1.2 million, respectively, based upon the quoted price of the Company’s stock, which was allocated to goodwill. In addition, during the fourth quarter of 2004, a final earnings milestone was obtained and the Company elected to pay the additional consideration of approximately $1.3 million in cash. This payment was accrued in the fourth quarter of 2004 and paid during the first quarter of 2005.

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

During the three months and nine months ended September 30, 2005, the Company recorded no additional expenses related to the divestiture of the Enterprise business.

For the one month ended January 31, 2004, Enterprise generated revenues and a net loss of approximately $1.8 million and $913,000, respectively. The Enterprise results are included in discontinued operations in the Company’s condensed consolidated statement of operations. The following is a summary of assets and liabilities of the Enterprise business that were contributed to BlueCube Software, the proceeds received, and the resulting gain on disposal:

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

Commitments and Contingencies from Divestiture

Radiant has a contractual obligation for performance under certain existing customer contracts that have not been assigned to BlueCube at Radiant’s choice or because they require the consent of the customer (Legacy Contracts). Under a Reseller and Services Agreement, BlueCube is obligated to fulfill the terms of these Legacy Contracts, including providing hosting, support, maintenance and professional services. BlueCube will act as Radiant’s subcontractor, and indemnify Radiant for any losses associated with its performance or non-performance of the Legacy Contract obligations. Radiant will continue to invoice these Legacy customers on behalf of BlueCube. Radiant will pass through the payments received in these transactions as they are received from the customers. As of September 30, 2005, Radiant had approximately $70,000 due to BlueCube as a result of payments received from Legacy customers.

Under this Reseller and Services Agreement with BlueCube, Radiant became a preferred reseller of selected BlueCube computer products. The fixed price charged to customers for BlueCube products is remitted to BlueCube based on a fixed percentage of this price, as stated in the agreement. During the three months ended September 30, 2005 and 2004, the Company recognized revenues under this agreement of approximately $146,000 and $95,000, respectively. For the nine months ended September 30, 2005 and 2004, the Company recognized revenues under this agreement of approximately $346,000 and $295,000, respectively. As of September 30, 2005 and December 31, 2004, Radiant had a payable due to BlueCube related to the fixed percentage passed through to BlueCube and other operational purchases of approximately $0.7 million and $1.3 million, respectively. These amounts have been included in accrued contractual obligations and payables due to BlueCube in the accompanying condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004. In addition, during the three months ended September 30, 2005 and 2004, the Company recognized approximately $50,000 and $300,000 of revenues, respectively, that were generated from the sale of Radiant products to BlueCube. For the nine months ended September 30, 2005 and 2004, the Company recognized approximately $160,000 and $1.2 million of revenues, respectively, that were generated from the sale of Radiant products to BlueCube. As of September 30, 2005 and December 31, 2004, Radiant had a receivable due from BlueCube of approximately $264,000 and $300,000, respectively.

Radiant also maintains rights to access product source code and information needed to fulfill Legacy Contract obligations if BlueCube fails to perform. For a limited number of existing customer contracts, Radiant and BlueCube have shared liability, which includes penalties, for a period of 18 months after January 31, 2004, based upon the revenue received by each party under the contract. For one of these contracts, milestones defined in the original contract were amended. Failure to meet these amended milestones could result in penalties and/or losses, the amount of which cannot be estimated. In management’s opinion, it is not probable that Radiant will incur penalties/losses under this contract. In addition to the initial cash included in the transaction, it was agreed that approximately $5.3 million of unearned revenue will be transferred to BlueCube upon BlueCube’s completion of the related contractual commitments. Approximately $0, $200,000 and $4.2 million were paid during the three months and nine months ended September 30, 2005 and from inception through September 30, 2005, respectively. Management expects the majority of the remaining cash to be transferred to BlueCube over the next twelve months. The remaining liability of approximately $1.1 million is included in accrued contractual obligations and payables due to BlueCube in the accompanying condensed consolidated balance sheet as of September 30, 2005.

Radiant has also agreed to sublease a portion of its property, currently under an operating lease, to BlueCube. This sublease will expire concurrently with Radiant’s operating lease on the property in January 2013. Operating lease rentals received are recorded against operating lease expense in the consolidated statements of operations. BlueCube has the right to early termination beginning on January 31, 2007, and must provide Radiant with an 18 month notice that early termination will occur. Payments received from BlueCube under this sublease equated to approximately $320,000 and $940,000 during the three and nine months ended September 30, 2005, respectively. Aggregate future minimum lease payments under this sublease agreement as of September 30, 2005, are approximately: $1.4 million for years 2006 through 2010 and a total of $3.4 million over the remaining 27 months of the lease. In conjunction with this sublease agreement, Radiant and BlueCube entered into a right of refusal and option agreement pertaining to real property currently owned by Radiant and adjacent to the property being subleased by BlueCube. Under this agreement, BlueCube has an option to purchase the real property at a stated value, which management believes is the fair value at the time of the split-off. BlueCube has the right of refusal if Radiant obtains an offer to sell the real property to another party. The exercise of this right will result in BlueCube purchasing the real property at a price based on a formula and the third-party offer obtained by Radiant. This agreement is subordinate to a pre-existing right of first refusal with a third-party.

HotelTools Software

During 2003, management approved a plan to sell the acquired HotelTools software. At the time this plan was approved, the software became available for immediate sale and management actively pursued interested parties to sell the software in its present condition. As a result of this impending sale and in accordance with the provisions of FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, the Company wrote down the assets associated with HotelTools to its net realizable value. Additionally, the Company reclassified the remaining intangible asset balance of $550,000 to other short-term assets to reflect the impending sale. During the second quarter of 2005, there was no activity or discussions with interested parties and management made the decision to no longer actively pursue potential acquirers of the software. Accordingly, it was determined that the asset should be written off and an impairment charge of $550,000 has been reflected in the accompanying income statement.

3. Lease Restructuring Charges

During the third quarter of 2005, Radiant decided to consolidate certain facilities located in Alpharetta, Georgia, in order to reduce future operating costs. This resulted in the abandonment of one facility, which formerly housed the Company’s customer support call center. The restructuring charges were not attributable to any of the Company’s reportable segments. In accordance with SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments at the abandonment date less the estimated sublease rentals that could reasonably be obtained from the property.

This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005 and consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. These charges are reflected in the income statement under the caption “Lease restructuring charges”. As of September 30, 2005, approximately $1.2 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the fourth quarter of 2010 (lease expiration date). The table below summarizes the activity in the restructuring reserve:

(Dollars in thousands)	Lease Commitments
	Short-Term	Long-Term	Total	Write-off of Leasehold Improvements	Total
Balance as of December 31, 2004	$—	$—	$—	$—	$—
Lease restructuring charges	446	754	1,200	250	1,450
Non-cash expense	—	—	—	(250)	(250)

Balance as of September 30, 2005	$446	$754	$1,200	$—	$1,200

4. Goodwill and Other Intangibles, Net

Goodwill

In accordance with SFAS No. 142, the Company evaluates the carrying value of goodwill as of January 1 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s annual evaluations of the carrying value of goodwill completed on January 1, 2005 and 2004 in accordance with SFAS No. 142 resulted in no impairment losses.

Changes in the carrying amount of goodwill for the three months ended March 31, 2005, June 30, 2005 and September 30, 2005 are as follows (in thousands):

	Petroleum/ Convenience Retail	Hospitality and Food Service	Entertainment	Total
Balance, December 31, 2004	$7,813	$24,743	$2,371	$34,927
Currency translation adjustment related to Breeze acquisition (Note 4)	(67)	—	—	(67)

Balance, March 31, 2005	$7,746	$24,743	$2,371	$34,860

Currency translation adjustment related to Breeze acquisition (Note 4)	(49)	—	—	(49)

Balance, June 30, 2005	$7,697	$24,743	$2,371	$34,811

Currency translation adjustment related to Breeze acquisition (Note 4)	16	—	—	16

Balance, September 30, 2005	$7,713	$24,743	$2,371	$34,827

Intangible assets

A summary of the Company’s intangible assets as of September 30, 2005 and December 31, 2004 is as follows (in thousands):

		September 30, 2005		December 31, 2004
	Weighted Average Amortization Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core and developed technology – Hospitality	3 years	$10,600	$(6,036)	$10,600	$(3,386)
Reseller network – Hospitality	15 years	9,200	(1,048)	9,200	(588)
Direct sales channel – Hospitality	10 years	3,600	(615)	3,600	(345)
Covenants not to compete – Hospitality	3 years	1,400	(797)	1,400	(447)
Trademarks and tradenames – Hospitality	Indefinite	1,300	—	1,300	—
Customer list and contracts – Entertainment	5 years	250	(73)	250	(35)
Core and developed technology – Entertainment	2.5 years	200	(97)	200	(47)
Covenants not to compete – Entertainment	10 years	150	(22)	150	(11)
Other		492	(324)	492	(304)

Total intangible assets		$27,192	$(9,012)	$27,192	$(5,163)

Amortization expense recorded on the intangible assets listed in the above table was approximately $1.3 million and $3.9 million for the three and nine month periods ended September 30, 2005, respectively, and $1.3 million and $3.6 million for the same periods in 2004, respectively. The estimated amortization expense for the next five fiscal years is as follows (in thousands): $5.1 million in 2006; $2.3 million in 2007; $1.1 million in 2008; and $1.0 million in 2009 and 2010.

5. Inventory

A summary of the Company’s inventory as of September 30, 2005 and December 31, 2004 is as follows (in thousands):

	September 30, 2005	December 31, 2004
Raw materials, net	$11,478	$11,091
Work in process	850	1,520
Finished goods, net	6,669	6,036

	$18,997	$18,647

6. Debt

On March 31, 2005, the Company entered into a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Foothill, Inc., as the arranger, administrative agent and initial lender. Other lenders may participate in the Credit Agreement from time to time. Unless extended, the Credit Agreement expires on March 31, 2008.

The Credit Agreement provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $15 million. The revolving loan amount available to the Company is derived from a monthly borrowing base calculation using the Company’s various receivables balances. Loans under the Credit Agreement will bear interest, at Radiant’s option, at either the London Interbank Offering Rate plus two and one half percent or at the rate that Wells Fargo Bank, N.A. announces as its prime rate then in effect. Fees associated with the Credit Agreement are typical for transactions of this type. The Credit Agreement contains certain customary representations and warranties from Radiant. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of Radiant’s assets; and limitations on transactions with related parties. In addition, the Credit Agreement contains various financial covenants, including: minimum EBITDA levels; minimum tangible Net Worth; and maximum capital expenditures. As of September 30, 2005, the Company was in compliance with all financial covenants. The Credit Agreement also contains customary events of default, including: nonpayment of principal, interest, fees or charges when due; breach of covenants; material inaccuracy of representations and warranties when made; and insolvency. If any events of default occur and are not cured within the applicable grace periods or waived, the administrative agent shall at the election of the required lenders terminate the commitments and declare the loans then outstanding to be due and payable in whole or in part together with accrued interest and any unpaid accrued fees and all other liabilities of Radiant there under. As of September 30, 2005, the Company has approximately $3.2 million in letters of credit against its available balance of approximately $8.2 million. There was no outstanding balance on the Company’s revolver as of September 30, 2005.

In addition, in the second quarter of 2005, the Company received $15 million in proceeds from the term loan facility in its Credit Agreement. The majority of these funds were used to pay off a significant portion of the promissory notes held by the previous shareholders of Aloha. In connection with this payoff, the Company entered into an amended and restated promissory note in the amount of $1.5 million with the previous shareholders of Aloha. The interest on this amended promissory note is paid monthly and is calculated at a rate of prime plus one percent. The principal on this note will be paid over the course of the third and fourth quarters of 2008 and the first quarter of 2009.

The following is a summary of the long-term debt facilities entered into with Wells Fargo Foothill, Inc. and the previous shareholders of Aloha in connection with the Company’s purchase of Aloha (Note 2) on January 13, 2004 and outstanding as of September 30, 2005 and December 31, 2004:

(Dollars in Thousands)	September 30, 2005	December 31, 2004
Promissory note with shareholders bearing interest based on the prime rate plus one percent. All principal and interest were paid in January 2005	$—	$1,788
Promissory note (as amended) with shareholders bearing interest based on the prime rate plus one percent with interest being paid monthly and principal being paid over the course of three fiscal quarters beginning in the third quarter of 2008.	1,500	16,483
Term note with a Bank bearing interest based on the prime rate with principal being paid at $250,000 a month plus accrued interest. All unpaid principal and accrued interest is due upon termination/expiration of the Credit Agreement.	14,250	—

Total	$15,750	$18,271

Interest expense on these notes was approximately $318,000 and $270,000 for the three months ended September 30, 2005 and 2004, respectively, and approximately $875,000 and $751,000 for the nine months ended September 30, 2005 and 2004, respectively.

Approximate maturities of notes payable are as follows for the following 12-month periods subsequent to September 30, 2005:

(Dollars in Thousands)
2006	$3,000
2007	3,000
2008	8,250
2009	1,500

Balance, September 30, 2005	$15,750

7. Lease Commitments

On September 16, 2005, the Company entered into an operating lease agreement for new office space in Fort Worth, TX. The Company plans to begin occupying this leased facility during the first quarter of 2006. As of September 30, 2005, the future minimum lease payments under this operating lease were approximately $0.3 million, $1.0 million, $1.1 million, $1.1 million, $1.1 million, and $3.6 million for years ended December 31, 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

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

The summary of the Company’s operating segments is as follows (in thousands):

	For the three months ended September 30, 2005
	Petroleum / Convenience Retail	Hospitality and Food Service	Entertainment	All Other	Total
Revenues	$17,233	$25,120	$4,268	$215	$46,836
Amortization expense	—	1,244	33	6	1,283
Product development	691	1,776	398	—	2,865
Contribution margin	2,565	3,349	1,111	(173)	6,852
Goodwill	7,713	24,743	2,371	—	34,827
Other identifiable assets	19,611	35,815	2,870	358	58,654

	For the three months ended September 30, 2004
	Petroleum / Convenience Retail	Hospitality and Food Service	Entertainment	All Other	Total
Revenues	$13,209	$17,602	$4,467	$1,060	$36,338
Amortization expense	—	1,244	30	7	1,281
Product development	889	1,093	175	20	2,177
Contribution margin	1,853	2,937	1,484	281	6,555
Goodwill	6,232	24,743	2,371	—	33,346
Other identifiable assets	14,670	38,391	3,025	1,032	57,118

	For the nine months ended September 30, 2005
	Petroleum / Convenience Retail	Hospitality and Food Service	Entertainment	All Other	Total
Revenues	$41,242	$67,986	$13,709	$763	$123,700
Amortization expense	—	3,732	99	19	3,850
Product development	1,727	4,733	1,057	—	7,517
Contribution margin	5,430	9,590	3,967	(549)	18,438

	For the nine months ended September 30, 2004
	Petroleum / Convenience Retail	Hospitality and Food Service	Entertainment	All Other	Total
Revenues	$37,512	$40,718	$14,728	$2,545	$95,503
Amortization expense	—	3,540	61	6	3,607
Product development	3,007	2,582	1,136	24	6,749
Contribution margin	7,328	3,656	5,121	885	16,990

The reconciliation of contribution margin to net income for the three months ended September 30, 2005 and 2004 is as follows:

	September 30, 2005	September 30, 2004
Contribution margin for reportable segments	$6,852	$6,555
Central corporate expenses unallocated	(6,121)	(5,751)

Net income	$731	$804

The reconciliation of contribution margin to net income for the nine months ended September 30, 2005 and 2004 is as follows:

	September 30, 2005	September 30, 2004
Contribution margin for reportable segments	$18,438	$16,990
Central corporate expenses unallocated	(15,306)	(17,166)
Loss from operations of Enterprise business	—	(913)
Gain on disposal of Enterprise business	—	3,626

Net income	$3,132	$2,537

The reconciliation of other identifiable assets to total assets as of September 30, 2005 and 2004 is as follows:

	September 30, 2005	September 30, 2004
Other identifiable assets for reportable segments	$58,654	$57,118
Goodwill for reportable segments	34,827	33,346
Central corporate assets unallocated, including discontinued operations	40,107	37,864

Total assets	$133,588	$128,328

Revenues not associated with the Company’s Petroleum/Convenience Retail, Hospitality/Food Service or Entertainment segments are comprised of revenues from sales to BlueCube (Note 2) and hardware sales outside the Company’s segments.

The Company distributes its technology both within the United States of America and internationally. The Company currently has international offices in Australia, Spain, Czech Republic, and Singapore. Revenues derived from international sources were approximately $12.0 million and $24.8 million for the three months and nine months ended September 30, 2005, respectively, and approximately $5.7 million and $14.5 million for the three months and nine months ended September 30, 2004, respectively. At September 30, 2005 and 2004, the Company had international identifiable assets of approximately $17.8 million and $11.7 million, respectively, of which approximately $5.0 million and $2.4 million, respectively, are considered long-lived assets.

The segment reporting data presented above may not reflect actual performance and actual asset balances had each segment been a stand-alone entity. Furthermore, the segment information may not be indicative of future performance.

9. Subsequent Events

Acquisition of MenuLink Computer Solutions, Inc.

On October 6, 2005, the Company acquired the shares of MenuLink Computer Solutions (“MenuLink”). MenuLink is a leading supplier of back-office software for the hospitality industry. The purchase of MenuLink provides the Company with a fully integrated solution for the hospitality industry. Total consideration was approximately $12.7 million and consisted of $6.3 million in cash, a 3-year note in the principal amount of $4.0 million, and 217,884 shares of restricted common stock with a value of $10.97 per share on the date of announcement (September 19, 2005). The note has an interest rate equivalent to the prime rate. The cash of $6.3 million was paid on the date of closing. Debt components will be paid in equal monthly installments (principal and interest) over the next three years. MenuLink will be included in the Company’s consolidated results of operations and financial position beginning in the fourth quarter of 2005. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired based on their fair values. The valuation to determine the fair value of the net assets acquired has not been completed. Accordingly, the Company cannot currently estimate the values that will be assigned to goodwill and other intangible assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of Radiant’s business and results of operations. This MD&A should be read in conjunction with Radiant’s Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. MD&A consists of the following sections:

•	Overview: a summary of Radiant’s business, measurements and opportunities

•	Results of Operations: a discussion of operating results

•	Financial Condition, Liquidity and Capital Resources: an analysis of cash flows, sources and uses of cash, contractual obligations and financial position

•	Critical Accounting Policies: a discussion of critical accounting policies that require the exercise of judgments and estimates

•	Recent Accounting Pronouncements: a summary of recent accounting pronouncements and the effects on the Company

Overview

Radiant is a leading provider of retail technology focused on the development, installation and delivery of solutions for managing site operations of retail and food service businesses.

The Company focuses on delivering site management systems, including point-of-sale (POS), self-service kiosk, and back-office systems, designed specifically for its three reportable segments: (i) Petroleum and Convenience Retail, (ii) Hospitality and Food Service, and (iii) Entertainment. The current business segments were implemented subsequent to the disposition of the Enterprise Software Systems segment, through a renewed focus on the Company’s vertical market strategy. Radiant’s site management solutions include software products, site hardware, professional services and support services. Each product can be purchased independently or as a suite of integrated products to address the customer’s specific business needs. These products enable operators to drive top-line growth and improve bottom-line performance.

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

Disposition of the Enterprise Software Systems Segment

In January 2004, Radiant completed the split-off of its enterprise software business, now known as BlueCube Software, to Erez Goren, the Company’s former Co-Chairman of the Board and Co-Chief Executive Officer (see Note 2 of the condensed consolidated financial statements for further information). Radiant retained the right to sell and market the Enterprise Productivity Suite, including functionality such as workforce and supply chain management, through a reseller agreement with BlueCube Software. Under certain customer agreements, the Company has retained the obligation to perform contract obligations that have been subcontracted to BlueCube. As further described in Note 2 to the condensed consolidated financial statements, the separation agreement provides for a shared liability for contract claims of specified contracts over the initial 18 month term of the separation. Radiant does not believe that liabilities under these agreements are likely but they do represent a potential risk for the Company. The disposition of the Enterprise segment has allowed the Company to focus its efforts on better serving its core markets and increasing market penetration. This disposition has significantly improved the Company’s profits and cash position.

During the six months ended June 30, 2004, Radiant reported a gain on the disposition of the Enterprise Software Systems segment of $3.6 million, as further described in Note 2. The operating revenues and expenses through January 31, 2004 for the Enterprise Software Systems segment are reported as a net loss of $913,000 in discontinued operations on the consolidated income statement as further described in Note 2.

Acquisition of Aloha Technologies Ltd., E-Needs,Inc., and MenuLink Computer Solutions

In the first quarter of 2004, Radiant completed the acquisition of Aloha Technologies, a leading provider of point-of-sale systems for the hospitality industry. In the second quarter of 2004, the Company completed the acquisition of E-Needs, the leading provider of Film Management software and services in the North American exhibition industry. In October 2005, the Company completed the acquisition of MenuLink, a leading provider of back-office software for the hospitality industry. These were strategic acquisitions to assist in developing the Company’s Hospitality and Entertainment segments. Financial information concerning these acquisitions is contained in Note 2 of the condensed consolidated financial statements.

To the extent that Radiant believes acquisitions or joint ventures can better position it to serve its current segments or provide expansion opportunities into new segments, it will continue to pursue such opportunities in the future.

Results of Operations

Three months and nine months ended September 30, 2005 compared to the three months and nine months ended September 30, 2004

System sales. The Company derives the majority of its revenues from sales and licensing fees for its point-of-sale hardware, software and site management software solutions. System sales during the third quarter of 2005 were $27.5 million. This is an increase of $7.1 million, or 35%, from the same period in 2004, and an increase of $5.7 million, or 26%, from the second quarter of 2005. System sales during the nine month period ended September 30, 2005 were $69.6 million compared to $48.2 million for the nine month period ended September 30, 2004.

The year over year three-month and nine-month increase is primarily due to the increased use of the hospitality re-seller channel for additional sales, the success of selling the Company’s new hardware products into its hospitality reseller markets (which began in the latter part of the second quarter 2004), increased presence in the international community and improved product demand throughout the hospitality industry. The additional software license sales associated with having a full nine-month period of results related to the Aloha acquisition which took place in mid-January 2004 also contributed to the nine-month year over year increase in system sales. The increase from the second quarter of 2005 was primarily due to a significant increase in system sales in the Company’s Petroleum and Convenience Store industry due to delayed shipments from the second quarter that materialized in the third quarter.

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

Client support, maintenance and other service revenues during the third quarter of 2005 increased 21% from the same period in 2004 and increased 9% from the second quarter of 2005. Service revenues for the nine month period ended September 30, 2005 also increased 14% from the same period in 2004. These increases are primarily due to the additional revenues generated in both software and hardware support and maintenance due to the increased sales in 2004 and continuing into 2005, the increase in revenues generated from the Company’s Hospitality subscription products due to continued marketing efforts around this product line, and the additional revenues generated through installations, custom development and consulting projects.

System sales gross profit. Cost of system sales consists primarily of hardware and peripherals for site-based systems, amortization of software costs and labor. All costs, other than amortization, are expensed as products are shipped, while software amortization is expensed at the greater of straight line amortization or in proportion to sales volume.

System sales gross profit in the third quarter of 2005 as compared to the third quarter of 2004 increased by approximately $1.0 million, or 10%, while the gross profit percentage decreased by 9% to 40%. For the nine month period ended September 30, 2005 as compared to the same period in 2004, gross profit increased by approximately $6.7 million, or 27%, while the gross profit percentage decreased by 6% to 45%. The decrease in the gross profit percentage is primarily due to the change in mix between the Company’s hardware and software product lines resulting from additional hardware sales within its reseller channel. System sales gross profit for the third quarter of 2005 increased approximately $0.4 million compared to the second quarter of 2005, while the gross profit percentage decreased by 9%. This decrease was primarily due to the change in mix between software and hardware sales and the increased sales of low margin hardware products during the quarter.

Client support, maintenance and other services gross profit. Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations.

The gross profit on service sales in the third quarter of 2005 increased by approximately $1.5 million, or 28%, as compared to the same period in 2004, while the gross profit percentage increased by 1% to 34%. For the nine month period ended September 30, 2005, gross profit was consistent as compared to the same period in 2004, while the gross profit percentage decreased by 4% to 34%. The gross profit percentage remained relatively flat during the third quarter of 2005 as compared to the second quarter of 2005.

The decrease in the gross profit percentage for the nine month period ended September 30, 2005 is due to normal fluctuations between product development projects and maintenance projects that occur throughout the year and due to a major software project being released in the beginning of the third quarter of 2004. Personnel expenses associated with this project were capitalized during the first quarter and second quarter of 2004. Personnel assigned to this project were reassigned to software maintenance projects after the completion of this project in the third quarter of 2004 and continued to be assigned to maintenance projects throughout the first six months of 2005. As such, costs were expensed as incurred.

Segment revenues. Total revenues in the Hospitality and Food Service business segment during the third quarter of 2005 increased by approximately $7.5 million, or 43%, as compared to the same period in 2004, while total revenues for the nine months ended September 30, 2005 increased by approximately $27.3 million, or 67%, as compared to the same period in 2004. These increases are due primarily to the use of the reseller channel for additional sales into the hospitality market (specifically hardware sales which began selling through the reseller market in the latter part of the second quarter 2004) and improved demand throughout the industry. The nine month increase year over year is also attributed to a full nine months of results from the purchase of Aloha in mid-January 2004. Total revenues in the Petroleum and Convenience Retail business segment increased by approximately $4.0 million, or 30%, in the third quarter of 2005 as compared to the same period in 2004, while total revenues for the nine months ended September 30, 2005 increased by approximately $3.7 million, or 10%, as compared to the same period in 2004. The increases are primarily due to the significant revenues being generated through new international customer sales. The Company’s Entertainment business segment revenues decreased by approximately $0.2 million, or 4%, in the third quarter of 2005 as compared to the same period in 2004, and decreased by approximately $1.0 million, or 7%, for the nine months ended September 30, 2005 as compared to the same period in 2004. The decrease is primarily due to market conditions throughout the entertainment industry.

Total operating expenses. Excluding the lease restructuring charges and the impairment of the Company’s HotelTools software, total operating expenses for the three month period ended September 30, 2005 increased by approximately $1.0 million, or 7%, as compared to the same period in 2004, and increased by approximately $0.7 million, or 5%, as compared to the second quarter of 2005. For the nine month period ended September 30, 2005, operating expenses increased by approximately $1.2 million, or 3%, as compared to the same period in 2004. The following are the key components of the Company’s operating expenses.

•	Product development expenses. Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues which are included in costs of client support, maintenance and other services.

Product development expenses increased during the third quarter of 2005 by approximately 18% compared to the same period in 2004, and by approximately 10% as compared to the second quarter of 2005. For the nine months ended September 30, 2005, product development expenses increased by approximately 2% as compared to the same period in 2004. The increases are due to the normal fluctuations between product development projects and maintenance projects that occur throughout the year (as mentioned above). In addition, the Company has continued to increase its investment in product development in order to ensure future growth. Product development expenses as a percentage of revenue for the three and nine month periods ended September 30, 2005 were 8% as compared to 9% and 10% for the same periods in 2004, respectively.

•	Sales and marketing expenses. Sales and marketing expenses during the third quarter of 2005 remained relatively flat as compared to the same period in 2004, but increased by approximately $0.4 million, or 10%, as compared to the second quarter of 2005. The increase from the second quarter of 2005 is due mainly to the increase in personnel and the sales commissions paid on the additional revenues generated quarter over quarter, and an increase in trade show participation and promotional items. For the nine months ended September 30, 2005, sales and marketing expenses decreased by approximately $0.3 million, or 2%, as compared to the same period in 2004. This decrease is due primarily to internal department moves which resulted in individuals moving from the sales and marketing function to the general and administrative function. Sales and marketing expenses as a percentage of revenues for the three and nine month periods ended September 30, 2005 were 11% as compared to 13% and 15% for the same periods in 2004, respectively.

•	Depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization expense for the three and nine months ended September 30, 2005, was relatively flat as compared to the same period in 2004. Depreciation and amortization expense for the third quarter of 2005 was consistent with the second quarter of 2005.

•	Impairment of HotelTools software. During 2003, management approved a plan to sell the acquired HotelTools software. At the time this plan was approved, the software became available for immediate sale and management actively pursued interested parties to sell the software in its present condition. As a result of this impending sale and in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, the Company wrote down the assets associated with HotelTools to its net realizable value. Additionally, the Company reclassified the remaining intangible asset balance of $550,000 to other short-term assets to reflect the impending sale. During the second quarter of 2005, there was no activity or discussions with interested parties and management made the decision to no longer actively pursue potential buyers of the software. Accordingly, it was determined that the asset should be written off and an impairment charge of $550,000 was recorded during the second quarter of 2005.

•	Lease restructuring charges. During the third quarter of 2005, Radiant consolidated certain facilities located in Alpharetta, Georgia, which resulted in the abandonment and the partial subleasing of one facility. In accordance with SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments at the abandonment date less the estimated sublease rentals that could reasonably be obtained from the property. This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005 and consisted of $1.2 million for facility consolidations and approximately $0.3 million of fixed asset write-offs associated with the facility consolidation.

•	General and administrative expenses. General and administrative expenses in the third quarter of 2005 increased by approximately $0.5 million, or 14%, as compared to the same period in 2004. These expenses were relatively flat between the third quarter of 2005 and the second quarter of 2005. For the nine months ended September 30, 2005, general and administrative expenses increased by approximately $1.5 million, or 12%, as compared to the same period in 2004. This increase is primarily due to a full quarter of general and administrative expenditures associated with the purchase of Aloha in mid-January 2004, internal department moves from the sales and marketing function (as previously described), increased salary and bonus expense reflective of the Company’s growth and positive results, and additional expense related to the Company’s contributions to its 401(k) profit-sharing plan which began in the third quarter of 2004. General and administrative expenses as a percentage of total revenue for the three and nine month periods ended September 30, 2005 were 9% and 11% as compared to 11% and 13% for the same periods in 2004, respectively.

Interest and other expense (income) net. The Company’s net interest expense includes interest expense incurred on its long-term debt, less interest income derived from the investment of its cash and cash equivalents. Net interest expense in the third quarter of 2005 was relatively flat as compared to the same period in 2004 and as compared to the second quarter of 2005. For the nine months ended September 30, 2005, net interest expense increased by approximately $184,000 as compared to the same period in 2004. The increase in net interest expense resulted from a significant increase in the prime rate over the course of the past 12 months, which resulted in a higher interest rate on the interest bearing notes payable associated with the acquisition of Aloha Technologies and the Company’s credit facility. Other income, net for the three and nine months ended September 30, 2005 increased by approximately $49,000 and $139,000, respectively, as compared to the same periods in 2004.

Liquidity and Capital Resources

On March 31, 2005, the Company entered into a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Foothill, Inc., as the arranger, administrative agent and initial lender. Other lenders may participate in the Credit Agreement from time to time. Unless extended, the Credit Agreement expires on March 31, 2008. The Credit Agreement provides for extensions of credit in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $15 million. Loans under the Credit Agreement will bear interest, at Radiant’s option, at either the London Interbank Offering Rate plus two and one half percent or at the rate that Wells Fargo Bank, N.A. announces as its prime rate then in effect. Fees associated with the Credit Agreement are typical for transactions of this type. As of September 30, 2005, the Company has approximately $3.2 million in letters of credit against its available balance of approximately $8.2 million and no outstanding balance against the revolver.

The Credit Agreement contains certain customary representations and warranties from Radiant. In addition, the Credit Agreement contains certain financial and non-financial covenants, which the Company was in compliance with as of September 30, 2005.

During the second quarter of 2005, the Company received $15 million in proceeds from the term loan facility in its Credit Agreement. The principal on this note will be paid at $250,000 per month with all unpaid principal being due upon termination/expiration of the Credit Agreement. The majority of these funds were used to pay off a significant portion of the promissory notes held by the previous shareholders of Aloha. In connection with this payoff, the Company entered into an amended and restated promissory note in the amount of $1.5 million with the previous shareholders of Aloha. The principal on this note will be paid over the course of the third and fourth quarters of 2008 and the first quarter of 2009.

The Company’s working capital has increased by approximately $8.5 million to $27.7 million at September 30, 2005 as compared to $19.2 million at December 31, 2004. The Company has historically funded its business through cash generated by operations. Cash provided by operating activities from continuing operations during the first nine months of 2005 was $10.5 million as compared to $9.3 million during the same period in 2004. Cash from operations, in 2005, was mainly generated from income from operations, the adding back of non-cash items such as depreciation, amortization, and the lease restructuring charges and the impairment of the HotelTools software, and through the collection of calendar year support and maintenance invoices that are deferred and recognized over the course of the year. This was partially offset by normal fluctuations in receivables, payables and prepaid assets. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected. Cash used in investing activities during the first nine months of 2005 was $5.6 million as compared to $26.5 million during the same period in 2004. In 2005, investing activities mainly consisted of additional consideration related to the Breeze acquisition (see Note 2 of the condensed consolidated financial statement footnotes), the purchase of equipment, investments in capitalizable software projects, and the continued payout of accrued contractual obligations related to the BlueCube disposition. Cash used in financing activities during the first nine months of 2005 was $1.0 million as compared to cash being used in financing activities of $2.2 million during the same period in 2004. In 2005, financing activities mainly consisted of the pay off and pay down of notes payable related to the Aloha acquisition, proceeds generated from the Credit Agreement previously mentioned, payments made in connection with loan fees to enter into the Credit Agreement and cash generated from the issuance of shares from the Company’s Employee Stock Purchase Plan and the exercise of employee stock options.

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2013. Included in these operating leases are certain amounts related to restructuring activities; these lease payments and related sublease income are included in restructuring accruals on the consolidated balance sheets. Additionally, the Company leases various equipment and furniture under four-year capital lease agreements. The capital leases run until November 2007. Aggregate future minimum lease payments under the capital lease and non-cancelable operating leases as of September 30, 2005, and contractual obligations including the purchase of Aloha Technologies and the disposition of Enterprise are as follows (in thousands):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
Capital lease obligations	$104	$58	$46	$—	$—
Operating leases	39,759	5,242	11,525	10,971	12,021
Other obligations:
Notes payable—Aloha Technologies acquisition(1)	1,500	—	—	1,500	—
Long-term term note (Credit Agreement)	14,250	3,000	11,250	—	—
Enterprise divestiture(2)	1,129	1,129	—	—	—

Total contractual cash obligations	$56,742	$9,429	$22,821	$12,471	$12,021

(1)	See footnote 5 of the condensed consolidated financial statements for further explanation. Interest accrues at prime plus 1% and is not included in the above obligation amounts.
(2)	See footnote 2 of the condensed consolidated financial statements for further explanation.

In addition to the contractual obligations as of September 30, 2005 included in the table above, the Company has contractual obligations resulting from the MenuLink acquisition, which closed on October 6, 2005 (see Note 9 of the condensed consolidated financial statements). These contractual obligations total approximately $11.0 million, which are payable as follows: $7.9 million in less than one year and $3.1 million in years 1 through 3.

The Company believes there are opportunities to grow the business through the acquisition of complementary and synergistic companies, products, and technologies. The Company looks for acquisitions that can be readily integrated and accretive to earnings, although it may pursue smaller non-accretive acquisitions that will shorten its time to market with new technologies. Management believes the general size of cash acquisitions the Company would currently consider would be in the $5 million to $30 million range. Any material acquisition could result in a decrease to the Company’s working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that it obtain additional debt or equity financing. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to the Company and would not result in additional dilution to its stockholders.

The Company believes that its cash and cash equivalents and funds generated from operations will provide adequate liquidity to meet its normal operating requirements, as well as fund the above obligations, for the foreseeable future.

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

The Company generally sells its products, which include both software licenses and hardware, to end-users and resellers. Revenue from software licenses and system sales is generally recognized as products are shipped, provided that no significant vendor obligations remain and that the collection of the related receivable is probable. For those agreements that provide for significant services or custom development that are essential to the software’s functionality, the software license and contracted services are recognized under the percentage of completion method as prescribed by the provisions of ARB 45 and SOP 81-1.

The Company offers its clients post-contract support in the form of maintenance, telephone support and unspecified software enhancements. Revenue from support and maintenance is recognized ratably over the term of the agreement.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and finite-lived identifiable intangibles not held for sale whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

Goodwill and Intangible Assets

The Company has significant intangible assets related to goodwill and other acquired intangibles as well as capitalized software costs. In assessing the recoverability of goodwill and other intangible assets, the Company must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, the Company will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which houses goodwill to that reporting unit’s fair value. The fair value of the reporting units is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. If the Company determines that there is an impairment in either an intangible asset or goodwill, as occurred during the second quarter 2003, the Company may be required to record an impairment charge in the reporting period in which the impairment is determined, which may have a negative impact on earnings.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents and long-term debt. During the third quarter of 2005, the weighted average interest rate on its cash balances was approximately 1.45%. A 10.0% decrease in this rate would not have impacted interest income materially (less than $1,000) during the third quarter of 2005. During the third quarter of 2005, the weighted average interest rate on its long-term debt was approximately 7.55%. A 10.0% increase in this rate would have impacted interest expense by approximately $32,000 during the third quarter of 2005.

As more fully explained in Note 6 of the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $24.8 million and $14.5 million during the nine months ended September 30, 2005 and 2004, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effects of foreign exchange rate fluctuations on the Company’s results of operations and financial position during the third quarter of 2005 and 2004 were not material.

Item 4. Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of September 30, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

During the quarter ended September 30, 2005, there were no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on August 8, 2005. We solicited proxies for the meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Management’s nominees for election to our Board of Directors as listed in our proxy statement were elected for three-year terms, with the results of the voting as follows (there were no broker non-votes on this matter):

Nominee	Votes For	Votes Withheld
J. Alexander Douglas, Jr.	24,274,290	1,708,059
Michael Z. Kay	24,274,117	1,708,232

As indicated in the table above, J. Alexander Douglas, Jr. and Michael Z. Kay were elected as Class III Directors for terms expiring at the 2008 annual meeting of stockholders.

Management’s nominee for election to our Board of Directors as listed in our proxy statement was elected for a one-year term, with the results of the voting as follows (there were no broker non-votes on this matter):

Nominee	Votes For	Votes Withheld
William A. Clement	24,753,467	1,228,882

As indicated in the table above, William A. Clement was elected as a Class I Director for a term expiring at the 2006 annual meeting of stockholders. The terms of the following Class II Directors will continue until the annual meeting in 2007: James S. Balloun and John H. Heyman. The terms of the following Class I Directors will continue until the annual meeting in 2006: Alon Goren.

Also at the annual meeting, stockholders were asked to vote on two proposals. The first proposal was to approve the Company’s 2005 Long-Term Incentive Plan as described in the Company’s proxy statement. At the annual meeting, the 2005 Long-Term Incentive Plan was approved, with 11,549,363 shares voting for, 6,418,567 voting against, and 454,217 abstaining. There were also 7,560,202 broker non-votes.

The second proposal was to approve an amendment to the Company’s Employee Stock Purchase Plan, which would add an additional 1,000,000 shares to the Employee Stock Purchase Plan and to make certain other amendments thereto as described in the Company’s proxy statement. At the annual meeting, the amendments to the Employee Stock Purchase Plan were approved, with 14,727,172 shares voting for, 3,243,929 voting against, and 451,046 abstaining. There were also 7,560,202 broker non-votes.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (“2/97 S-1”).

Exhibit No.	Description

*3.1	Amended and Restated Articles of Incorporation (2/97 S-1)

*3.2	Amended and Restated Bylaws (2/97 S-1)

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC

Dated: November 1, 2005	By:	/S/ MARK E. HAIDET
Mark E. Haidet, Chief Financial Officer (Duly authorized officer and principal financial officer)