Form 10-K
period 2005-12-31
RADIANT SYSTEMS INC
filed 2006-03-02
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number: 0-22065

RADIANT SYSTEMS, INC.

Georgia	11-2749765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3925 Brookside Parkway, Alpharetta, Georgia	30022
(Address of principal executive offices)	(Zip Code)

(770) 576-6000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $240.6 million based on the closing sales price ($11.40) as reported on The NASDAQ National Market System. For the purpose of this response, officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

As of February 23, 2006, there were 30,879,234 outstanding shares of the registrant’s no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to the shareholders in connection with the Registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this report.

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

PART I

ITEM 1. BUSINESS

General

Founded in 1985 and headquartered in Alpharetta, Georgia, Radiant Systems, Inc. (the “Company” or “Radiant”) is a leading provider of innovative technology focused on the development, installation and delivery of solutions for managing site operations of hospitality and retail industries.

Radiant focuses on delivering site management systems, including point-of-sale (POS), self-service kiosk and back-office systems, designed specifically for the Company’s three reportable segments: (i) Hospitality, (ii) Petroleum and Convenience Retail, and (iii) Entertainment. For selected financial information about our business segments, see Note 13 to the consolidated financial statements contained elsewhere in this report. Radiant’s site management solutions include software products, site hardware, professional services and support services. Each product can be purchased independently or as a suite of integrated products to address the customer’s specific business needs. These products enable operators to drive top-line growth and improve bottom-line performance.

Radiant offers best-of-breed solutions designed for ease of integration with operators’ existing infrastructures. Radiant’s site management technology enables hospitality and retail operators to improve customer service while reducing costs. Radiant believes its approach to site management is unique in that its product solutions provide visibility and control at the site, field and headquarters levels. Additionally, Radiant focuses on addressing the unique requirements of the highly specialized environments in which its customers operate. These environments require a high degree of reliability, specialized functionality and peripheral compatibility. Using Radiant’s point-of-sale, customer self-service and back-office technology, businesses are able to improve customer service and loyalty, improve speed of service, increase revenue per transaction, and reduce fraud and shrink. Radiant’s full line of open, standards-based site management hardware allows operators to leverage advanced technology built specifically for the environment in which they operate.

Management believes its current generation of point-of-sale and customer self-service products, which utilize Microsoft Windows 2000, Windows XP, Windows XP Embedded and Windows CE operating systems, represents an innovative platform based on an open, modular software and hardware architecture that offers increased functionality and stability compared to other systems in the marketplace, at a lower total cost of ownership.

In January 2004, Radiant completed the split-off of its enterprise software business, now known as BlueCube Software, to Erez Goren, the Company’s former Co-Chairman of the Board and Co-Chief Executive Officer. Radiant retained the right to sell and market the Enterprise Productivity Suite, including functionality such as workforce and supply chain management, through a reseller agreement with BlueCube Software. The disposition of the Enterprise segment has allowed the Company to focus its efforts on better serving its core markets and increasing its market penetration. This disposition significantly improved the Company’s profits and cash flow.

Also in 2004, Radiant completed the acquisitions of Aloha Technologies, a leading provider of point-of-sale systems for the hospitality industry, and E-Needs, the leading provider of Film Management software and services in the North American exhibition industry. These were strategic acquisitions to assist in developing Radiant’s Hospitality and Entertainment segments.

In October 2005, Radiant acquired MenuLink Computer Solutions, Inc. (“MenuLink”), one of the largest independent suppliers of back-office software for the hospitality industry. The acquisition of MenuLink enables Radiant to deliver a tightly integrated solution linking Radiant hardware devices and Aloha POS applications to the open architecture and feature set of MenuLink’s back-office software. This combination creates an end-to-end solution designed to help operators minimize operational costs and maximize profits.

In January 2006, Radiant extended its reach into the retail industry by acquiring substantially all of the assets of Synchronics, Inc. (“Synchronics”), a leading provider of business management and point-of-sale software for the retail market. Synchronics has an experienced team which has developed an outstanding set of products that are distributed through a national network of dealer partners. Through the combination of Radiant and Synchronics product-lines and services, the Company will bring tightly integrated, high value product and service offerings to the marketplace. The Company plans on reporting the operations of the Synchronics business under a new “Retail” segment beginning in the first quarter of 2006.

To the extent that Radiant believes acquisitions, joint ventures and business partnerships can better position it to serve its current segments, it will continue to pursue such opportunities in the future.

Hospitality Segment

Food service operators today face a highly competitive and challenging environment in which consumers demand convenience and great service and have an increasing number of dining options at their disposal. To meet these challenges, food service operators require new technology that enables them to improve speed of service, manage site operations more efficiently, and reduce the total cost of technology ownership. Systems must permit employees to increase the speed and accuracy with which they take an order, prepare the food and fill the order, often accommodating numerous concurrent orders at multiple table-top, counter-top or drive-through locations. Operators need solutions to better manage menu and pricing functions, recipes and inventory, and schedule and track labor. Additionally, food service operators need the ability to centrally manage changes across sites and brands. Above-store level managers need access to timely operational information in order to proactively make informed business decisions across all sites. The market for automated information and transaction systems for restaurants is typically more advanced than in the convenience store and entertainment markets, but is highly fragmented and includes a large number of proprietary, closed systems. Radiant believes its technology enables food service operators to improve speed of service, manage site operations more efficiently, and reduce the total cost of technology ownership.

Radiant provides solutions to meet the unique needs of various hospitality industry segments including fast food/quick service restaurants and table service restaurants. Radiant’s hospitality solutions encompass point-of-sale systems and integrated back-office systems, self-service kiosks, customer loyalty programs, electronic gift card management, comprehensive reporting and systems management, and centralized data management.

With the acquisition in January 2004 of substantially all of the assets of Aloha Technologies, a leading provider of point-of-sale systems for the hospitality and food service industry, and certain affiliated entities of Aloha (collectively, “Aloha”), Radiant enhanced its presence in the hospitality industry, offering comprehensive solutions from advanced POS systems to self-service kiosks, customer loyalty systems, and integrated back-office solutions. In addition, Radiant accelerated the building of third-party reseller relationships through the acquisition of Aloha, which has a fully developed reseller network focused on the food service market both domestically and internationally. The combined Hospitality segment consisting of key Radiant and Aloha personnel has become one of the premier technology providers for the hospitality industry.

With the acquisition of MenuLink in October 2005, the Company expanded its presence in the hospitality industry. The Aloha POS and MenuLink back-office solutions are widely known as two of the industry’s easiest systems for servers and managers to use. With MenuLink’s proven experience delivering back-office solutions to very large restaurant chains as well as small chains and franchisees, Radiant has now complemented its solution to serve the needs of restaurant operators more comprehensively. The combination of MenuLink’s robust back-office applications and the Aloha suite of products, including QuickService/TableService POS, Enterprise, eCard and eFrequency, create an end-to-end solution designed to help operators minimize operational costs and maximize profits.

Radiant believes that the international hospitality market represents a continued growth opportunity in future years. To service this market, Radiant expanded its European presence with the opening of an office in London in the first quarter of 2006. With the addition of the London office, Radiant is well-positioned to continue serving its international client base and to enhance its solution offering for the hospitality industry throughout the United Kingdom and Europe. For the year ended December 31, 2005, approximately 5% of Radiant’s Hospitality segment revenues were from international customers.

Customers who have licensed or purchased Radiant’s Hospitality products and services include Burger King Corporation, Dunkin’ Brands, Inc., The Krystal Company, New World Restaurant Group, Schlotzsky’s, Ltd., CEC Entertainment, Inc., Carlson Restaurants Worldwide, Chipotle Mexican Grill, Inc., Blimpie International, Inc., P.F. Chang’s China Bistro, Inc., Krispy Kreme Doughnut Corp., Chick-fil-A, Inc., Texas Roadhouse, Inc., Jamba Juice Company, RARE Hospitality International, Inc., Cosi, Inc., Damon’s International, Inc., Church’s Chicken, Del Taco, Don Pablo’s, Sbarro, Inc., Fatburger Corporation and Landry’s Seafood Restaurants, Inc.

Petroleum and Convenience Retail Segment

The Petroleum and Convenience Retail segment provides site-oriented technologies such as Point-of-Sale, Customer Self-Service, Outside Payment Terminal and Fuel Control software and hardware to retail operators worldwide. Radiant’s software also interfaces with leading third party back-office and headquarters solutions utilizing industry standard technology. Radiant’s store technology helps petroleum and convenience retailers manage fuel operations, merchandise sales, foodservice, electronic payments and customer retention programs. Radiant’s store technology solutions are designed to enhance speed of service in an easy-to-use, reliable format.

In response to gross margin pressure on traditional categories, including fuel and tobacco, and enhanced competition for the convenience dollar from non-traditional sources, convenience retailers are changing business models and pursuing new revenue channels, including made-to-order food, coffee programs and expanded services offerings. These changes have resulted in new growth opportunities for Radiant as implementation of these programs requires additional automation for effective management.

High-volume retailers such as grocery stores, mass-merchants, warehouse clubs and others are also adding fuel and made-to-order food to their offerings and represent additional growth opportunities for Radiant. As a result of the changes in the petroleum and convenience retail market, Radiant believes that there will continue to be strong demand for the foreseeable future for Radiant’s technology solutions. Management also believes that based on the success of technology in recent years and the positive return on investment seen by Radiant’s clients, demand for new technology will remain strong from both new and existing customers.

Radiant believes that the international petroleum and convenience retail market represents an additional substantial growth opportunity. For the year ended December 31, 2005, approximately 46% of Radiant’s Petroleum and Convenience Retail segment revenues were from international customers.

Radiant’s Petroleum and Convenience Retail segment has over 1,500 customers worldwide. Customers who have licensed or purchased Radiant’s petroleum and convenience products and services include BP, p.l.c., ConocoPhillips, Holiday Stationstores, Kroger Corporation, Exxon Mobil Corporation, Royal Dutch Shell, Repsol YPF, S.A., Sheetz, Inc., Speedway SuperAmerica, LLC, 7-Eleven Australia, Pty Ltd., Alimentation Couche-Tard, Amerada Hess, The Home Depot, Shell Canada, Maverik Country Stores, Rutter’s Farm Stores and Wawa, Inc.

Entertainment Segment

Radiant’s entertainment solutions include innovative point-of-sale, self-service kiosk and site management technology designed to help cinema operators drive growth and customer loyalty, while reducing costs and labor. Radiant’s solutions can be implemented individually and integrated with existing technology or deployed as an end-to-end system.

Radiant has a proven track record of delivering enhanced value for cinema operators including new offerings such as expanded concessions and foodservice, self-service ticketing and concessions, and gift card programs. With over 36,000 cinema screens at more than 6,100 sites in the United States, cinema operators are focusing on implementing cost controls from headquarters. Radiant believes that cinema operators can improve customer service and profitability by implementing integrated site management systems that enable them to speed customer transactions, reduce lines, manage inventory and schedule labor to meet variations in traffic. Due to the lack of end user market growth and Radiant’s high penetration in this segment, Radiant does not expect significant growth in this segment over the near term.

In April 2004, Radiant acquired E-Needs, the leading provider of Film Management software and services in the North American exhibition industry. Film Management is a critical component of exhibitors’ headquarters operations. The E-Needs acquisition has enabled Radiant’s Entertainment segment to provide product and services to exhibition headquarters operations, thereby opening an incremental market opportunity. Other products and services are expected to be developed from the E-Needs platform for above-store operations. These capabilities will be a key differentiator in this competitive market going forward.

For the year ended December 31, 2005, approximately 7% of Radiant’s Entertainment segment revenues were from international customers.

Radiant’s Entertainment segment has approximately 100 customers in the United States and Canada. Customers who have licensed or purchased Radiant’s entertainment products and services include AMC Entertainment, Lowes Cineplex Entertainment, Showcase Cinemas, The Marcus Corporation, Muvico Theaters, Wehrenberg Theatres, Reading Entertainment, MJR Theatres and Mann Theatres.

Products and Services

Radiant provides site management solutions, which include software, hardware and professional services, to its customers in the hospitality, petroleum and convenience retail, and entertainment industries. The product strategy is to provide targeted solutions to each of these markets to allow customers to increase revenue through more frequent consumer visits, greater revenues per visit, faster transactions and more efficient site operations.

Point-of-Sale

Radiant’s point-of-sale systems increase speed and quality of service, minimize user training, and provide mission-critical reliability. The point-of-sale systems can be integrated with Radiant’s back-office system or third party back-office applications. Radiant’s point-of-sale software runs on multiple open hardware platforms including IBM, NCR, PAR, WincorNixdorf, and Radiant hardware. Additionally, Radiant’s point-of-sale hardware supports Radiant point-of-sale software and third-party point-of-sale software products that adhere to open standards. Radiant’s point-of-sale terminals offer an open architecture, retail-hardened design, comprehensive support and return-to-service programs, and run on Windows CE, Windows XP, Windows XP Embedded, and Windows 2000.

Customer Self-Service

Within many markets of the hospitality and retail industries, customer self-service has emerged as a preferred ordering and transaction method. Radiant has an easy to use, consumer-activated system that allows a consumer to purchase tickets, place a food order, pay with a credit card, make inquiries, and view promotions through the use of a touch screen application. The software development environment and authoring tools allow various media such as video clips, logos, pictures and recordings to be quickly integrated into a consumer-friendly application.

Management believes consumer self-service kiosks allow hospitality and retail operators to accelerate speed of service, increase revenues through suggestive up-selling, increase order accuracy, capture consumer information at the point-of-sale, increase labor productivity, and respond quickly to changing consumer preferences. Radiant’s customer self-service products help operators create a uniform and repeatable approach to customer service while improving revenue.

Site-Management Systems

Operators in all of Radiant’s segments have varying requirements for site-management systems--from the most basic site-based technology to the most advanced centralized back-office system.

Aloha eServices

Radiant’s Aloha eServices product suite is built to give restaurant operators the tools they need to act decisively to capitalize on revenue opportunities and prevent unnecessary costs. Aloha Enterprise.com combines intelligent features such as business alerts, complete suite of enterprise-level reporting, GL and payroll interfaces, and drilldown analysis tools. Enterprise comes complete with a robust centralized database management (CDM) toolset designed to facilitate data management such as price and item changes directly from the corporate office.

Radiant’s Aloha eServices product suite is completed by powerful loyalty and gift card solutions that can be used in conjunction with enterprise.com or as standalone products. All eServices products are fully integrated with the Aloha POS, both Table Service and Quick Service.

Enterprise.com is sold as an application service provider (ASP) on a subscription basis, where a low per-site monthly fee includes unlimited users and access, training and support. Enterprise is a hosted solution, housed at a fully-redundant, ultra-secure data center, delivering near 100% up-time. Each company receives its own private data warehouse, with granular security, controlled by the headquarters.

MenuLink Back Office Solutions

MenuLink back office solutions help operators run a more profitable hospitality business through the delivery of tools and critical information needed to help in the reduction of food and labor costs and improving customer service and management efficiency. MenuLink offers a comprehensive back office product that includes inventory and recipe management, purchasing, labor management, cash management and reporting.

Radiant Site Manager

In the petroleum and convenience retail segment, Radiant Site Manager provides operators with tools designed to provide basic functions required to operate a convenience store. Radiant Site Manager bridges the gap between the point-of-sale and a back-office system. The Radiant Point-of-Sale integrates to leading petroleum and convenience retail back-office systems utilizing the industry standard PCATS-NAXML interface.

Back Office Software for the Entertainment Segment

Radiant’s headquarters-based management system permits theatre corporate offices to manage the circuit’s business needs including inventory management, price book management, film booking, film scheduling, film settlement, General Ledger accrual and payments. Radiant’s Back Office Software provides operators with the capabilities to manage inventory, shift reconciliation, and theatre balancing. Additionally, these systems provide the means for operators to easily gather point-of-sale and management information including current sales monitoring for both Box Office and Concession.

Professional Services

Professional services are an essential component of the Radiant solution. Radiant’s professional services play a critical role in the successful design, implementation, application, installation and integration of Radiant’s solutions. Radiant’s professional services include consulting, customization, training and integration.

The market for Radiant’s professional services is intensely competitive. Radiant believes the principal competitive factors include product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support, and degree of integration effort required with other systems. In the market for professional services, Radiant competes with Accenture, Ltd., Capgemini, Electronic Data Systems, Inc., International Business Machines and other systems integrators.

Maintenance and Client Support

Radiant offers client support on a 24-hour basis, a service that historically has been purchased by a majority of its clients and which also entitles the client to product upgrades. In some cases, hardware support is provided by third parties. Radiant can remotely access clients’ systems in order to perform quick diagnostics and provide on-line assistance. The annual support option is typically priced at a percentage of the software and hardware cost. Additionally, Radiant offers clients hardware and software maintenance and unspecified software enhancements.

Sales and Marketing

Through a focused and dedicated sales effort designed to address the requirements of each of its business segments, Radiant believes its sales force is positioned to understand its customers’ businesses, trends in the marketplace, competitive products and opportunities for new product development. This allows Radiant to take a consultative approach to working with customers.

Radiant’s sales personnel focus on selling its technology solutions to major customers, both domestically and internationally. All sales personnel are compensated with a base salary and commission based on revenue quotas, gross margins and other profitability measures.

A large portion of the hospitality and retail markets is comprised of small businesses. Prior to 2004, Radiant primarily built its business on serving large operators. However, over recent years, Radiant has increased investments in developing relationships with third-party resellers to distribute its products to small to medium-sized operators. Radiant accelerated the building of these relationships in the hospitality industry through the acquisition of Aloha and in the retail industry through the acquisition of Synchronics, both of which have a fully developed reseller network focused on their respective markets.

While serving and meeting the expectations of large operators remains a top priority, Radiant intends to serve the needs of all operators within its segments. To better serve the small to medium-sized customer, Radiant will continue to develop the reseller channel and package its solutions in a manner that is easy for operators to afford, implement and support. Radiant’s strategy is to deliver rich products that are easy to implement and support, establish a strong presence within critical franchised brands, and support resellers with strong operational tools.

In 2005, the Company’s international revenues accounted for approximately 19% of total revenues. Management believes that this percentage can be increased substantially in the coming years. The growing number of large, multi-national companies which are among Radiant’s major North American customers, together with its successful record of implementing solutions with retailers in Western Europe, Eastern Europe and Asia, positions Radiant to make additional progress internationally in the future. Additionally, the majority of Radiant’s current business outside the United States has been in the petroleum and convenience retail market. Management believes there is opportunity for significant growth in the hospitality and retail markets outside the United States. Currently, Radiant has more than 100 employees in Europe, Asia and Australia. Radiant has previously executed international projects in Australia, Canada, Spain, the Czech Republic, Hong Kong, Hungary, Ireland, Japan, Macau, Malaysia, Poland, Slovakia, Sweden, Switzerland, Thailand, Trinidad and Tobago and the United Kingdom. Radiant currently has offices in Melbourne, Prague, Singapore, and the United Kingdom and representation in Spain and Central and South America.

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

During 2005, 2004 and 2003, no one customer made up 10% or more of the Company’s revenues. In 2005, the Company was party to certain contracts with the U.S. Government, which contained standard termination for convenience clauses. The Company does not anticipate any material adverse financial impact if the U.S. Government elects to exercise its rights under these termination clauses.

Product Development

The products sold by the Company are subject to rapid and continual technological change. Products available from the Company, as well as from its competitors, have increasingly offered a wider range of features and capabilities. The Company believes that in order to compete effectively in its selected markets, it must provide compatible systems incorporating new technologies at competitive prices. In order to achieve this, the Company has made a substantial ongoing commitment to research and development. During 2005, 2004 and 2003, Radiant incurred approximately $15.0 million, $14.8 million and $12.1 million, respectively, in product development costs.

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

In order to remain competitive, Radiant is currently designing, coding and testing a number of new products and developing expanded functionality of its current products. In addition, Radiant strives to achieve compatibility between its products and products that are, or that Radiant believes will become, popular and widely adopted.

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

Market Background and Trends

Successful hospitality and retail operators increasingly require information systems that capture detailed consumer activity data at the point-of-sale and store and transport that data in an easy-to-access fashion. Early technology innovators in the hospitality and retail industries deployed robust, integrated information systems at the point-of-sale and used the information to react quickly to changing consumer preferences, ultimately gaining market share in the process. In addition, integrated information systems helped these early innovators achieve operational efficiencies. Many large national hospitality and retail companies have followed suit by investing in proprietary information systems.

For many types of hospitality and retail operators, however, this type of information system did not make economic or business sense. In particular, merchants with a large number of relatively small sites, such as convenience stores, petroleum retail sites, restaurants and entertainment venues, generally have not been able to cost-effectively develop and deploy sophisticated, enterprise-wide information systems. Economic and standardization problems for these businesses are exacerbated by the fact that many sites operate as franchises, dealerships or under other decentralized ownership and control structures. Without an investment in technology, these operators continue to depend on labor and paper to process transactions. Radiant’s management believes that high labor costs, lack of centralized management control of distributed sites, and inadequate informational reporting, together with emerging technology trends, have caused many of these hospitality and retail businesses to reexamine how technology solutions can benefit their operations.

Typically, the existing information systems in these industries consist of stand-alone devices such as cash registers or other point-of-sale systems with little or no integration with either the back-office of the site or an enterprise-wide information system. Implementation of information systems providing this functionality typically involves multiple vendors and an independent systems integration firm. The resulting proprietary solutions are often difficult to support and have inherently high risks associated with implementation. Management believes that technology solutions that are highly functional and scalable, relatively inexpensive and easy to deploy are critical for successful penetration in these markets.

In the absence of an integrated solution, operators in these markets typically rely on manual reporting to capture data on site activity and disseminate it to different levels of management. Basic information on consumers (i.e., who they are, when they visit and what they buy) is not captured in sufficient detail, at the right time, or in a manner that can be communicated easily to others in the organization. Similarly, information such as price changes does not flow from headquarters to individual sites in a timely manner. In addition, communications with vendors often remain manual, involving paperwork, delays and other process-related problems.

Recent trends in the hospitality and retail industries have accelerated the need for information and have heightened demand for feature-rich operational systems. Based in part upon industry association reports and other studies, as well as Radiant’s experience in marketing its products, management believes consumer preferences have shifted away from brand loyalty toward value and convenience, creating a greater need for timely data concerning consumer buying patterns and preferences. Management also believes that convenient consumer-activated ordering and payment systems, such as automated kiosks, ATMs, voice response units and “pay at the pump” systems have become important to retailers, food service providers, and cinema operators that wish to retain and build a customer base. Additionally, through the use of integrated systems, hospitality and retail businesses can improve operational efficiencies through better management of inventory, purchasing, merchandising, pricing, promotions and shrinkage control. Management believes that the ability to provide tight system integration to a variety of industry standard back-office solutions can enable customers to improve control and enforce best practices across operational sites. Furthermore, management believes that the constant flow of information among the point-of-sale, the back-office, headquarters and the supply chain has become a key competitive advantage in the hospitality and retail industries, resulting in operators demanding more sophisticated and easily integrated solutions from their systems vendors. In a parallel development, technological advances have improved the capability of information systems that are available. With the price of computing power declining, technology investments have become economically feasible for many hospitality and retail businesses. Furthermore, computing power has become increasingly flexible and distributable, facilitating data capture and processing by applications located at the point-of-sale. Also, front-end graphical user interfaces have made systems easier to use, which reduces training time and transaction costs and facilitates more types of consumer-activated applications.

Economic Conditions within the Market Place

In the early 2000’s, Radiant was impacted both directly and indirectly by declining global economic conditions. The retail industry was cautious of investment in information technology during difficult economic times which resulted in reduced budgets and spending. This impacted Radiant through reduced revenues, elongated selling cycles, delay in product implementation and increased competitive margin pressure. While these impacts have occurred in recent periods, the longer term impact has been on technology spending habits. The general economic conditions have improved; however, buying patterns have changed. Demand has shifted from large scale enterprise wide investments to more targeted investments with quicker deployment requirements. As a result, Radiant’s revenue base has shifted from primarily large dollar purchases by a limited number of customers to a mix of smaller sized purchases by an increased number of customers in a given period. In addition, pricing has been cut by competitors, creating the potential for long-term reductions in product margins. Radiant’s expectations for future periods are based on its current view that the major global markets will continue to experience an improvement in economic conditions. Given the uncertain nature of the economic environment, these trends could change quickly and have a direct impact on Radiant’s results.

Competition

The markets in which Radiant operates are intensely competitive. Radiant believes the principal competitive factors include product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with other systems.

Radiant believes it is uniquely positioned with its exclusive focus on providing site management systems for hospitality, petroleum and convenience retail, entertainment and retail businesses. Radiant’s ability to commercialize its technology and continually improve its products, processes and services, as well as its ability to develop new products, enables the Company to meet constantly evolving customer requirements. Radiant competitors include International Business Machines, Corp., NCR Corporation, Casio, Dell, VeriFone, Inc., Dresser Wayne, Retalix, Ltd., Pacer/CATS (owned by Clarity Commerce Solutions plc), Micros Systems, Inc., Par Technology Corporation, POSitouch, Danaher Corporation, Panasonic, The Pinnacle Corporation, InfoGenesis and others that provide point-of-sale and site management systems with varying degrees of functionality.

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

In the market for consulting services, the Company competes with various companies. See “Products and Services — Professional Services” for additional information. Many of Radiant’s existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company.

Proprietary Rights

Radiant’s success and ability to compete is dependent in part upon its proprietary technology, including its software source code. To protect its proprietary technology, Radiant relies on a combination of trade secret, nondisclosure, copyright and patent law, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although Radiant relies on the limited protection afforded by such intellectual property laws, it also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable maintenance are essential to establishing and maintaining a technology leadership position. Radiant presently has four patents and two patents pending. The source code for Radiant’s various proprietary software products is protected both as a trade secret and as a copyrighted work. Radiant generally enters into confidentiality or license agreements with its employees, consultants and customers, and generally controls access to and distribution of its software, documentation and other proprietary information. Although the Company restricts its customers’ use of Radiant’s software and does not permit the resale, sublicense or other transfer of such software, there can be no assurance that unauthorized use of the Company’s technology will not occur.

Despite the measures taken by the Company to protect its proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of Radiant’s products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of Radiant’s products is difficult. In addition, litigation may be necessary in the future to enforce Radiant’s intellectual property rights, such as Radiant’s trade secrets, to determine the validity and scope of Radiant’s or others’ proprietary rights, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on Radiant’s business, operating results and financial condition.

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

There can be no assurance that Radiant will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. Defending against any such claim could be time-consuming, result in costly litigation, cause product shipment delays or force Radiant to enter into royalty or license agreements rather than dispute the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceeding could subject Radiant to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require Radiant to cease the marketing or use of certain products, any of which could have a material adverse effect on Radiant’s business, operating results and financial condition. To the extent Radiant desires or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to Radiant, if at all. As the number of software products in the industry increases and the functionality of these products further overlaps, Radiant believes that software developers may become increasingly subject to infringement claims. Any such claims against Radiant, with or without merit, as well as claims initiated by Radiant against third parties, could be time consuming and expensive to defend, prosecute or resolve.

Employees

As of December 31, 2005, the Company employed 904 people. None of Radiant’s employees is represented by a collective bargaining agreement nor has the Company experienced any work stoppages. Radiant considers its relations with its employees to be good.

Radiant’s future operating results depend in significant part upon the continued service of its key technical, consulting and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that Radiant will retain its key managerial or technical personnel or attract such personnel in the future. Radiant has at times experienced and continues to experience difficulty recruiting qualified personnel, and there can be no assurance that Radiant will not experience such difficulties in the future. Radiant, either directly or through personnel search firms, actively recruits qualified product development, consulting, sales and marketing, and administrative personnel. If Radiant is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on Radiant’s business, operating results and financial condition.

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

ITEM 1A. RISK FACTORS

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

The Company’s revenues are significantly concentrated in the convenience store and the hospitality markets and the demand for the Company’s products and services in these markets could be disproportionately affected by instability or a downturn in either market.

Approximately 34%, 40% and 55% of the Company’s total revenues for the years ended December 31, 2005, 2004 and 2003, respectively, were attributed to the convenience store market and approximately 54%, 44% and 21% of the Company’s total revenues for the years ended December 31, 2005, 2004 and 2003, respectively, were attributed to the hospitality market. The hospitality and convenience store markets are affected by a variety of factors, including global and regional instability, governmental policy and regulation, political instability, natural disasters, environmental and health disasters, consumer buying habits, consolidation in the petroleum industry, war, terrorism and general economic conditions. Adverse developments in either market could materially and adversely affect the Company’s business, operating results and financial condition. In addition, the Company believes the purchase of its products is relatively discretionary and generally involves a significant commitment of capital, because purchases of the Company’s products are often accompanied by large scale hardware purchases. As a result, demand for the Company’s products and services could be disproportionately affected by instability or downturns in the hospitality market and/or convenience store market which may cause clients to exit the industry or delay, cancel or reduce planned-for information management systems and software products.

The Company may be required to defer recognition of revenues on its software products, which may have a material adverse effect on its financial results.

The Company may be required to defer recognition of revenues for a significant period of time after entering into a license agreement for a variety of reasons, including:

•	transactions that include both currently deliverable software products and software products that are under development;
•	transactions where the client demands services that include significant modifications, customizations or complex interfaces that could delay product delivery or acceptance;

•	transactions that involve acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as performance issues; and

•	transactions that involve payment terms or fees that depend upon contingencies.

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

Damage to the Company’s manufacturing site could limit its ability to operate its business.

The Company does not have redundant, multiple-site manufacturing capacity. Therefore, damage to its manufacturing site from a natural disaster or other catastrophic event such as fire, flood, terrorist attack, power loss and other similar events could cause interruptions or delays in our manufacturing process or render us unable to accept and fulfill customer orders. We have not established a formal disaster recovery plan and our business interruption insurance may not be adequate to compensate us for losses we may suffer.

The Company’s failure to manage its growth effectively could have a material adverse effect on the Company’s business, operating results and financial condition.

The growth in the size and complexity of the Company’s business and the expansion of its product lines and its client base may place a significant strain on the Company’s management and operations. An increase in the demand for the Company’s products could strain the Company’s resources or result in delivery problems, delayed software releases, slow response time, or insufficient resources for assisting clients with implementation of the Company’s products and services, which could have a material adverse effect on the Company’s business, operating results and financial condition. The Company anticipates that continued growth, if any, will require it to recruit, hire and assimilate a substantial number of new employees, including consulting, product development, sales and marketing, and administrative personnel.

The Company’s ability to compete effectively and to manage future growth, if any, will also depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force, particularly its direct sales force and consulting services organization. There can be no assurance that the Company will be able to manage any future growth, and any failure to do so could have a material adverse effect on the Company’s business, operating results and financial condition.

The Company may be unable to find suitable acquisition candidates and may not be able to successfully integrate acquired businesses into the Company’s operations.

As part of its operating history and growth strategy, the Company has acquired other businesses. In the future, the Company may continue to seek acquisition candidates in selected markets and from time to time engage in exploratory discussions with suitable candidates. There can be no assurance, however, that the Company will be able to identify and acquire targeted businesses or obtain financing for such acquisitions on satisfactory terms. The process of integrating acquired businesses into the Company’s operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management attention. In particular, the integration of acquired technologies with the Company’s existing products could cause delays in the introduction of new products. In connection with future acquisitions, the Company may incur significant charges to earnings as a result of, among other things, the write-off of purchased research and development. Future acquisitions may be financed through the issuance of common stock, which may dilute the ownership of the Company’s shareholders, or through the incurrence of additional indebtedness. Furthermore, there can be no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of making acquisitions or making suitable acquisitions unattainable.

The Company’s revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter, which could negatively affect the trading price of the Company’s common stock.

The Company’s revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. These fluctuations can adversely affect the Company’s business and the market price of its stock. License revenues in any quarter depend substantially upon the Company’s total contracting activity and its ability to recognize revenues in that quarter in accordance with its revenue recognition policies. The Company’s contracting activity is difficult to forecast for a variety of reasons, including the following:

•	the Company’s sales cycle is relatively long and varies as a result of the Company expanding its product line and broadening its software product applications to cover a client’s overall business;

•	the size of license transactions can vary significantly;

•	the possibility that economic downturns are characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs may substantially reduce contracting activity;

•	clients may unexpectedly postpone or cancel anticipated system replacements or new system evaluations due to changes in their strategic priorities, project objectives, budgetary constraints or management;

•	client evaluations and purchasing processes vary significantly from company to company, and a client’s internal approval and expenditure authorization process can be difficult and time consuming, even after selection of a vendor;

•	changes in the Company’s pricing policies and discount plans may affect client purchasing patterns;

•	the number, timing and significance of the Company’s and its competitors’ software product enhancements and new software product announcements may affect purchase decisions;

•	the introduction of new research and development projects requires the Company to increase significantly its operating expenses to fund greater levels of product development and to develop and commercialize additional products and services; and

•	certain expenses, including those over which the Company exercises little or no control, such as health costs, compliance with new legislation, and property and liability insurance, may be difficult to manage.

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

The Company sells systems and services to a limited number of large clients. Approximately 20%, 26% and 29%, of the Company’s revenues were derived from five clients during the years ended December 31, 2005, 2004 and 2003, respectively. There can be no assurance that the loss of one or more of these clients will not have a material adverse effect on the Company’s business, operating results and financial condition.

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

The types of products sold by the Company are subject to rapid and continual technological change. Products available from the Company, as well as from its competitors, have increasingly offered a wider range of features and capabilities. The Company believes that in order to compete effectively in selected vertical markets, it must provide compatible systems incorporating new technologies at competitive prices. To the extent the Company determines that new software and hardware technologies are required to remain competitive or our customers demand more advanced offerings, the development, acquisition and implementation of these technologies are likely to require significant capital investments by the Company. To the extent that such expenses precede or are not subsequently followed by increased revenues, our business, results of operations and financial condition may be materially and adversely affected. There can be no assurance that the Company will be able to continue funding research and development at levels sufficient to enhance its current product offerings or will be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of clients. There can also be no assurance that the Company will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in its existing markets or that its new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of Company products in new markets, nor can there be any assurance as to the success of the Company’s penetration of these markets, or to the revenue or profit margins with respect to these products. The inability of the Company, for any reason, to develop and introduce new products and product enhancements in a timely manner in response to changing market conditions or client requirements could materially adversely affect the Company’s business, operating results and financial condition.

In addition, Radiant strives to achieve compatibility between the Company’s products and retail systems that management believes are or will become popular and widely adopted. The Company invests substantial resources in development efforts aimed at achieving such compatibility. Any failure by the Company to anticipate or respond adequately to technology or market developments could materially adversely affect the Company’s business, operating results and financial condition.

The Company operates in a highly competitive market and can make no assurance that it will be able to compete successfully against its current or future competitors.

The market for retail information systems is intensely competitive. The Company believes the principal competitive factors in such market are product quality, reliability, performance and price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support, and degree of integration effort required with other systems. A number of companies offer competitive products addressing certain of the Company’s target markets. In addition, the Company believes that new market entrants may attempt to develop fully integrated systems targeting the retail industry. In the market for consulting services, the Company competes with various systems integrators. Many of the Company’s existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company’s business, operating results and financial condition.

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

The Company’s international revenues represented approximately $33.1 million or 19% of the Company’s total revenues in 2005 and the Company will continue to invest in expanding its international operations. The global reach of the Company’s business could cause it to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in domestic locations. The following factors, among others, present risks that could have an adverse impact on the Company’s business, operating results and financial condition:

•	Weaker protection of intellectual property rights;

•	The Company may be unable to replicate its previous international revenues;

•	Conducting business in currencies other than United States dollars subjects the Company to currency controls and fluctuations in currency exchange rates. The Company may be unable to hedge the currency risk in some transactions because of uncertainty or the inability to reasonably estimate its foreign exchange exposure;

•	Increased cost and development time may be required to adapt the Company’s products to local markets;

•	The Company may lack experience in a particular geographic market;

•	Legal, regulatory, social, political, labor or economic conditions in a specific country or region, including loss or modification of exemptions for taxes and tariffs, and import and export license requirements may have a negative impact on the Company; and

•	Operating costs in many countries are higher than in the United States.

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

In addition, the failure of Radiant to recruit and retain qualified accounting and finance personnel may result in excessive third party accounting and auditing costs and expenses in connection with compliance with the Sarbanes-Oxley Act, specifically in connection with Section 404 (internal control over financial reporting).

The Company’s inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect on the Company’s business, operating results and financial condition.

The Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled engineers involved in ongoing product development and consulting personnel who assist in the development and implementation of the Company’s total business solutions. The market for such individuals is intensely competitive. Due to the critical role of the Company’s product development and consulting staffs, the inability to recruit successfully or the loss of a significant part of its product development or consulting staffs could have a material adverse effect on the Company. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company will be able to retain its current personnel, or that it will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon the Company’s business, operating results and financial condition.

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

The Company may have difficulty implementing its products, which could damage its reputation and its ability to generate new business.

Implementation of the Company’s software products can be a lengthy process, and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. Delays in the implementations of any of the Company’s software products, whether by our business partners or us, may result in client dissatisfaction, disputes with customers, or damage to our reputation. Significant problems implementing the Company’s software therefore can cause delays or prevent us from collecting fees for our software and can damage our ability to generate new business.

If the Company becomes subject to adverse claims alleging infringement of third-party proprietary rights, we may incur unanticipated costs and our competitive position may suffer.

The Company is subject to the risk that it is infringing on the proprietary rights of third parties. Although we are not aware of any infringement by our technology on the proprietary rights of others and are not currently subject to any legal proceedings involving claimed infringements, we can make no assurances that we will not be subject to such third-party claims, litigation or indemnity demands and that these claims will not be successful. If a claim or indemnity demand were to be brought against the Company, it could result in costly litigation or product shipment delays or force us to stop selling or providing such services or to enter into royalty or license agreements.

Errors or defects in the Company’s software products could diminish demand for our products, injure our reputation and reduce our operating results.

The Company’s software products are complex and may contain errors that could be detected at any point in the life of the product. We cannot make any assurances that errors will not be found in new products or releases after shipment. This could result in diminished demand for our products, delays in market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs. If any of these were to occur, our operating results could be adversely affected.

The Company’s acquisition of existing businesses and its failure to successfully integrate these businesses could disrupt our business, dilute our common stock and harm our financial condition and operating results.

In January 2004, the Company acquired substantially all of the assets of Aloha Technologies and certain affiliated entities and in April 2004, the Company acquired substantially all of the assets of E-Needs, Inc. In October 2005, the Company acquired the shares of MenuLink Computer Solutions, Inc. In January 2006, the Company acquired substantially all of the assets of Synchronics, Inc. We intend to make future strategic acquisitions of complementary companies, products or technologies. Such acquisitions could disrupt our business. In addition, holdings in the Company would be diluted if we issue equity securities in connection with any acquisition, as we did in the transactions involving the acquisitions of Aloha, E-Needs, MenuLink and Synchronics. Acquisitions involve numerous risks, including:

•	problems combining the acquired operations, technologies or products;

•	unanticipated costs or liabilities;

•	diversion of management’s attention;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have limited or no prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.

For example, until we actually assume operating control of the business assets and operation, it is difficult to ascertain the actual value or understand the potential liabilities of our acquisitions. The Company may not be able to successfully integrate any business, technologies or personnel that it has acquired or that it might acquire in the future, and this could harm our financial condition and operating results.

The Company’s executive officers own a significant amount of the Company’s common stock and will be able to exercise significant influence on matters requiring shareholder approval.

The Company’s executive officers collectively owned approximately 16% of the Company’s outstanding common stock as of February 23, 2006. Consequently, together they continue to be able to exert significant influence over the election of the Company’s directors, the outcome of most corporate actions requiring shareholder approval and the business of the Company.

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

The Company’s Amended and Restated Articles of Incorporation authorize the Board of Directors to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of the preferred stock without further vote or action by the Company’s shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. While the Company has no present intention to issue additional shares of preferred stock, such issuance, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. For example, an issuance of preferred stock could:

•	adversely affect the voting power of the stockholders of our common stock;

•	make it more difficult for a third party to gain control of the Company;

•	discourage bids for the Company’s common stock at a premium;

•	limit or eliminate any payments that the stockholders of our common stock could expect to receive upon the Company’s liquidation; or

•	otherwise adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no material unresolved written comments that were received from the Securities and Exchange Commission staff 180 days or more before the end of our fiscal year relating to our current reports under the Exchange Act.

ITEM 2. PROPERTIES

The Company currently conducts its operations from 11 locations and 22 different facilities, all of which are leased. The facilities consist of assembly/warehouse and sales/administrative offices totaling approximately 335,000 square feet. In addition, the Company subleases approximately 100,000 square feet at two facilities in Alpharetta, Georgia. The long-term leases on the Company’s facilities expire at various dates through 2013. The Company believes its facilities are adequate for its current needs and does not anticipate any material difficulty in securing facilities for new space, should the need arise. See “Liquidity and Capital Resources” for a summary of the Company’s lease obligations. A summary of our principal leased properties that are currently in use is as follows:

Location	Description	Area (sq. feet)	Lease Expiration
Alpharetta, Georgia	Assembly and warehouse	101,570	January 2011
Alpharetta, Georgia	Office space	106,631	January 2013
Alpharetta, Georgia (1)	Office space	75,759	January 2013
Alpharetta, Georgia (2)	Office space	43,715	December 2010
Alpharetta, Georgia (3)	Warehouse	9,600	April 2011
Huntington Beach, California	Office space	9,706	October 2008
Brea, California	Office space	1,500	March 2007
Bedford, Texas (4)	Office space	42,000	September 2007
Fort Worth, Texas (4)	Office space	68,511	August 2013
Syracuse, New York	Office space	897	July 2006
Memphis, Tennessee (5)	Office space	28,792	December 2010
Victoria, Australia (6)	Office and warehouse space	18,144	Various thru January 2007
Kinross, Scotland	Office space	223	April 2006
London, England	Office space	400	December 2006
Prague, Czech Republic (7)	Office space	12,690	Various thru January 2008
Singapore	Office space	2,130	March 2007

(1)	The Company is subleasing 100% of this facility. The sublease expires concurrent with the Company’s primary lease agreement in January 2013.
(2)	The Company is currently subleasing approximately 24,000 square feet of this facility. The sublease expires concurrent with the Company’s primary lease agreement in December 2010.
(3)	This lease, which commences in the second quarter of 2006, was entered into subsequent to December 31, 2005.
(4)	The Company is scheduled to relocate its current offices in Bedford, Texas to a facility in Fort Worth, Texas during the first half of 2006, at which point the lease on the Fort Worth facility will commence. The lease on the facility in Bedford, Texas does not include an early termination clause and it currently appears that the Company will not be able to sublease the facility.
(5)	This property relates to the acquisition of Synchronics, which the Company completed on January 3, 2006. See discussion of this subsequent event in Note 15 of the consolidated financial statements.
(6)	The Company has a total of five leased facilities in Victoria, Australia. Certain of the leases expire on various dates through January 2007 while others are on a month-to-month basis.
(7)	The Company has a total of six leased facilities in Prague, Czech Republic. The leases expire on various dates through February 2008.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The NASDAQ National Market under the symbol “RADS”. The following table sets forth the high and low closing sales prices of our common stock for the periods indicated as reported by The NASDAQ National Market.

Year ended December 31, 2005	High	Low
First Quarter	$9.82	$5.22
Second Quarter	12.33	8.06
Third Quarter	13.30	9.46
Fourth Quarter	14.00	8.59

Year ended December 31, 2004	High	Low
First Quarter	$8.49	$4.90
Second Quarter	6.27	4.00
Third Quarter	4.68	3.73
Fourth Quarter	6.93	4.03

As of February 23, 2006 there were 168 holders of record of the Company’s common stock. The closing price for the stock on this date was $14.38. Management of the Company believes that there are in excess of 5,500 beneficial holders of its common stock.

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

As part of the debt covenants with Wells Fargo Foothills Inc, the Company is prohibited from paying any future dividends without first obtaining consent from this lender.

Purchases of Common Stock

In the fourth quarter of 2005, the Board of Directors of the Company authorized a re-commencement of the Company’s stock repurchase program authorizing the repurchase of up to 1.0 million shares of its common stock at a price not to exceed $20.00 per share through October 2007. The Company did not repurchase any shares in the fourth quarter of 2005.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for each of its five most recent fiscal years which have been derived from the consolidated financial statements of the Company. As a result of the Company’s disposal of its Enterprise segment and operations in the first quarter of 2004, the Company’s previously reported consolidated statement of operations data for the years ended December 31, 2003, 2002 and 2001 have been restated to present the discontinued Enterprise segment and operations separate from continuing operations. See Note 4 to the consolidated financial statements for further explanation. The financial data as of and for the years ended December 31, 2005 and 2004 includes Radiant’s acquisition of Aloha Technologies and certain affiliated entities (collectively, “Aloha”) which took place in January 2004. The financial data as of and for the year ended December 31, 2005 includes Radiant’s acquisition of MenuLink, which took place in October 2005. See Note 4 to the consolidated financial statements for further explanation regarding these acquisitions. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and the notes thereto included elsewhere herein (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003	2002	2001 (unaudited)
Statement of Operations Data:
Revenues	$172,042	$134,874	$93,937	$124,855	$122,024

Income (loss) from continuing operations	5,562	1,475	(5,955)	5,030	5,407

Income (loss) from discontinued Enterprise business, net	—	2,713	(41,776)	1,511	(5,835)

Net income (loss)	5,562	4,188	(47,731)	6,541	(428)

Income (loss) per share from continuing operations:
Basic income (loss) per share	$0.19	$0.05	$(0.21)	$0.18	$0.20

Diluted income (loss) per share	$0.18	$0.05	$(0.21)	$0.18	$0.19

Net income (loss) per share:
Basic income (loss) per share	$0.19	$0.15	$(1.71)	$0.24	$(0.02)

Diluted income (loss) per share	$0.18	$0.14	$(1.71)	$0.23	$(0.02)

	December 31,
	2005	2004	2003	2002	2001 (unaudited)
Balance Sheet Data:
Working capital	$22,822	$19,186	$44,529	$66,201	$55,205
Total assets	142,505	129,754	92,704	145,256	125,162
Long-term debt, including current portion	18,383	18,553	660	1,151	1,610
Shareholders’ equity	84,433	73,307	66,923	114,710	103,614

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of Radiant’s business and results of operations. This MD&A should be read in conjunction with Radiant’s consolidated financial statements and the accompanying notes to consolidated financial statements included elsewhere in this report. MD&A consists of the following sections:

•	Overview: A summary of Radiant’s business, financial performance and opportunities

•	Results of Operations: A discussion of operating results

•	Liquidity and Capital Resources: An analysis of cash flows, sources and uses of cash, contractual obligations and financial position

•	Critical Accounting Policies and Procedures: A discussion of critical accounting policies that require the exercise of judgments and estimates

•	Recent Accounting Pronouncements: A summary of recent accounting pronouncements and the effects on the Company

Overview

We are a leading provider of retail technology focused on the development, installation and delivery of solutions for managing site operations of hospitality and retail businesses. Our point-of-sale and back-office technology is designed to enable businesses to deliver exceptional client service while improving profitability. We offer a full range of products that are tailored to specific hospitality and retail market needs including hardware, software and professional services. The Company offers best-of-breed solutions designed for ease of integration in managing site operations, thus enabling operators to improve customer service while reducing costs. We believe our approach to site operations is unique in that our product solutions provide enterprise visibility and control at the site, field, and the headquarters levels.

The Company operates primarily through three reportable segments: (i) Hospitality, (ii) Petroleum and Convenience Retail, and (iii) Entertainment. The current business segments were implemented subsequent to the disposition of the Enterprise Software Systems segment, through a renewed focus on the Company’s vertical market strategy.

Radiant’s financial performance during 2005 was positively impacted by strategic decisions designed to generate future revenue and operating income growth. The most significant factors that affected Radiant’s results of operations and financial condition during 2005 included the following:

•	Significant growth within our Hospitality segment through both our direct and indirect sales channels;

•	Increased revenues in our Petroleum and Convenience Retail segment specifically as it relates to our international markets;

•	International market expansion in all segments;

•	Efficient leveraging of our cost structure while growing substantially year over year; and

•	The acquisition of MenuLink

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operation items to total revenues:

	Year ended December 31,
	2005	2004	2003
Revenues:
System sales	57.3%	53.5%	45.7%
Client support, maintenance and other services	42.7	46.5	54.3

Total revenues	100.0	100.0	100.0

Cost of revenues:
System sales	31.2	27.1	26.6
Impairment of capitalized software and acquired software technology	—	—	1.5
Client support, maintenance and other services	28.3	29.2	34.8

Total cost of revenues	59.5	56.3	62.9

Gross profit	40.5	43.7	37.1

Operating expenses:
Product development	8.4	9.5	10.9
Sales and marketing	11.1	13.7	15.2
Depreciation of fixed assets	1.9	2.8	3.6
Amortization of intangible assets	3.1	3.6	0.0
Impairment of HotelTools software	0.3	—	—
Restructuring charges	0.8	—	1.3
General and administrative	10.5	12.1	11.3

Total operating expenses	36.1	41.7	42.2

Income (loss) from operations	4.4	2.0	(5.1)
Interest and other expense (income), net	0.6	0.8	(0.6)

Income (loss) from continuing operations before income tax provision	3.8	1.2	(4.5)
Income tax provision	0.6	0.1	1.8

Income (loss) from continuing operations	3.2	1.1	(6.3)
Income (loss) from discontinued Enterprise business, net	—	2.0	(44.5)

Net income (loss)	3.2%	3.1%	(50.8)%

Year ended December 31, 2005 compared to year ended December 31, 2004

Radiant had a diluted net income from continuing operations of $0.18 per common share in 2005, compared with a diluted net income from continuing operations of $0.05 per common share in 2004. In addition, the Company’s revenues increased during the year ended December 31, 2005 by approximately $37.2 million, or 28%, compared to the year ended December 31, 2004. These increases were primarily due to the organic growth in all of the Company’s segments with the most significant growth occurring in the direct and reseller channels of our Hospitality segment and international growth in our Petroleum and Convenience Retail segment. In addition, the Company was able to leverage its operating costs effectively throughout 2005, which resulted in operating expenses decreasing as a percentage of revenues by approximately 6%.

System sales – The Company derives the majority of its revenues from sales and licensing fees for its point-of-sale hardware, software and site management software solutions. System sales for 2005 were approximately $98.5 million compared to $72.2 million in 2004, an increase of approximately $26.3 million, or 36%.

The year over year increase is primarily due to the increased use of the hospitality re-seller channel for additional sales, the success of selling the Company’s new hardware products into its hospitality reseller markets (which began in the latter part of the second quarter 2004), increased presence in the international community with international revenues increasing 42% to $33.1 million, and improved product demand throughout the hospitality industry.

Client support, maintenance and other services – The Company also derives revenues from client support, maintenance and other services including training, custom software development, subscription and hosting, and implementation services (professional services). The majority of these revenues are from support and maintenance and is structured on a recurring revenue basis associated with installed sites in the field, while additional professional services are associated with projects related to new sales or implementation of products.

Client support, maintenance and other services increased by approximately $10.8 million, or 17%, from 2004. The increase is primarily due to the additional revenues generated in both software and hardware maintenance due to the increased sales in 2004 and continuing through 2005, the increase in revenues generated from the Company’s Hospitality subscription products due to continued marketing efforts around this product line, and the additional revenues generated through installations custom development and consulting projects with significant customer contracts signed in late 2004 and throughout 2005.

System sales gross profit – Cost of system sales consists primarily of hardware and peripherals for site-based systems, amortization of software costs and labor. All costs, other than amortization, are expensed as products are shipped, while software amortization is expensed at the greater of straight line amortization or proportion to sales volume. System sales gross profit increased during 2005 by approximately $9.2 million, or 26%, while the gross margin percentage decreased 3 points to 46% in 2005 compared to 2004. The decrease in the gross profit percentage is primarily due to the change in mix between the Company’s hardware and software product lines resulting from additional hardware sales within the reseller channel and an increase of low margin hardware products sold internationally during the later half of 2005. We expect our systems gross profit percentage for 2006 to improve to approximately 50%.

Client support, maintenance and other services gross profit – Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations. The gross profit on services revenue increased during 2005 by approximately $1.6 million, or 7%, while the gross margin percentage decreased by 3 points to 34% for 2005 compared to 2004. The decrease in the gross margin percentage is primarily due to normal fluctuations between product development projects and maintenance projects that occur throughout the year and due to a major software project being released in the beginning of the third quarter 2004. Personnel expenses associated with this project were capitalized during the first half of 2004. Personnel assigned to this project were reassigned to software maintenance projects after the completion of this project in the third quarter of 2004. As such, costs were expensed as incurred. We expect our services gross profit percentage for 2006 to improve to above 35%.

Segment revenues – Total revenues in the Hospitality business segment were approximately $92.1 million in 2005 compared to approximately $59.2 million in 2004, an increase of approximately $32.9 million, or 56%. The two main reasons for the increase are the use of the reseller channel for additional sales into the hospitality market (specifically hardware sales which began selling through the reseller market in the latter part of the second quarter 2004) and improved demand throughout the industry. Total revenues in the Petroleum and Convenience Retail business segment were approximately $58.5 million in 2005 compared to approximately $54.1 million in 2004, which is an increase of approximately $4.4 million, or 8%. The increase is primarily due to the significant revenues being generated through new international customer sales, which have increased 31% over 2004. Our Entertainment business segment revenues increased by approximately $0.3 million, or 2%, to $19.3 million as growth in this industry has been stagnant due to low consumer demand.

Total operating expenses – Total operating expenses for 2005 increased by approximately $5.8 million, or 10%, as compared to 2004. Excluding the lease restructuring charges, the impairment of the Company’s HotelTools software and amortization expense, total operating expenses for 2005 increased by approximately $3.4 million, or 7%, as compared to 2004. Total operating expenses (excluding the items noted previously) as a percentage of total revenues were 32% in 2005 compared to 38% in 2004. The following are the key components of the Company’s operating expenses:

•	Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts excluding any development expenses related to associated revenues which are included in costs of client support, maintenance and other services. Product development expenses increased during 2005 by approximately $1.5 million, or 12%, compared to 2004, primarily due to the continued increase in the Company’s investment in product development in order to promote future growth. The Company will continue to assess making advancements in our software offerings versus acquiring outside technology. Product development expense as a percentage of total revenue was approximately 8% and 10% in 2005 and 2004, respectively.

•	Sales and marketing expenses – Sales and marketing expenses increased by approximately $0.7 million, or 4%, compared to 2004, primarily due to the increase in personnel and the sales commissions paid on the additional revenues generated year over year, and an increase in trade show participation and promotional items. Sales and marketing expenses as a percentage of total revenue were approximately 11% and 14% in 2005 and 2004, respectively.

•	Depreciation of fixed assets and amortization of intangible assets – Depreciation and amortization expense remained relatively constant at approximately $8.6 million in 2005 as compared to approximately $8.7 million in 2004.

•	Impairment of HotelTools software – During 2003, management approved a plan to sell the acquired HotelTools software. At the time this plan was approved, the software became available for immediate sale and management actively pursued interested parties to sell the software in its present condition. As a result of this impending sale and in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, the Company wrote down the assets associated with HotelTools to its net realizable value. Additionally, the Company reclassified the remaining intangible asset balance of $550,000 to other short-term assets to reflect the impending sale. During the second quarter of 2005, there was no activity or discussions with interested parties and management made the decision to no longer actively pursue potential buyers of the software. Accordingly, it was determined that the asset should be written off and an impairment charge of $550,000 was recorded during the second quarter of 2005.

•	Lease restructuring charges – During the third quarter of 2005, Radiant consolidated certain facilities located in Alpharetta, Georgia, which resulted in the abandonment and the partial subleasing of one facility. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments at the abandonment date less the estimated sublease rentals that could reasonably be obtained from the property. This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005 and consisted of $1.2 million for facility consolidations and approximately $0.3 million of fixed asset write-offs associated with the facility consolidation. As of December 31, 2005, approximately $1.0 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the fourth quarter of 2010 (lease expiration date).

•	General and administrative expenses – General and administrative expenses increased by approximately $1.7 million, or 11%, compared to 2004, primarily due to increased salary and bonus expense reflective of the Company’s growth and positive results and additional expense related to the Company’s contributions to its 401(k) and profit-sharing plan which began in the third quarter of 2004. General and administrative expenses as a percentage of total revenue were approximately 11% and 12% in 2005 and 2004, respectively.

Interest income and expense – The Company’s interest income is derived from the investment of its cash and cash equivalents and has remained relatively flat in 2005 compared to 2004. The Company’s interest expense includes interest expense incurred on its long-term debt and has increased from approximately $1.1 million in 2004 to $1.2 million in 2005. This increase is primarily due to the increase in the prime rate of interest during 2005.

Income tax provision – The Company recorded an income tax provision of approximately $1.0 million in 2005 compared to a tax provision of approximately $0.1 million in 2004. The increase is primarily due to income generated in foreign countries and domestic states in which the Company currently has no operating loss carry-forwards. At December 31, 2005, a valuation allowance has been established for all net deferred tax assets. Realization is dependent upon generating sufficient taxable income prior to the expiration of the operating loss carry-forwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed, and the Company’s effective tax rate will be reduced.

Year ended December 31, 2004 compared to year ended December 31, 2003

Radiant had a diluted net income from continuing operations of $0.05 per common share in 2004, compared with a diluted net loss from continuing operations of $0.21 per common share in 2003. This increase was due to a 15% organic increase in revenue within the Company’s segments and the purchase of Aloha Technologies in January 2004.

The Company’s revenues increased during the year ended December 31, 2004 by approximately $40.9 million, or 44%, compared to the year ended December 31, 2003, primarily due to additional software license sales associated with the acquisition of Aloha, use of the hospitality reseller channel for additional sales, the continued success of selling new hardware products into direct and reseller markets and improved product demand throughout the hospitality and petroleum and convenience retail industries.

System sales – Throughout 2003, system sales declined due to decreases in demand as a result of economic conditions. However, demand improved during 2004. System sales for 2004 were $72.2 million, an increase of $29.3 million, or 68%, from 2003. The increase was primarily due to additional software license sales associated with the acquisition of Aloha in January 2004, use of the hospitality reseller channel for additional sales, the continued success of selling new hardware products into direct and reseller markets and improved product demand throughout the hospitality industry.

Client support, maintenance and other services – Client support, maintenance and other services increased 23% in 2004 from 2003, primarily due to the addition of software support and maintenance revenues from the acquisition of Aloha and the additional services provided due to the increase in the number of sites where Radiant products were installed.

System sales gross profit – System sales gross profit increased during 2004 by approximately $19.1 million, or 116%, and the gross margin percentage increased 11% to 49% for 2004 compared to 2003. The systems gross profit during 2003 included a non-recurring charge of approximately $1.4 million. The increase in the gross profit percentage was primarily due to the mix of our hardware and software product lines and an increased number of software licenses sold during 2004 compared to 2003 due to the acquisition of Aloha. The increase was also attributable to several software products becoming fully amortized in late 2003 and early 2004. In the second half of 2004, we began to see the gross margin in system sales decrease due to the change in mix between our hardware and software product lines, primarily due to the additional hardware sales within our reseller channel.

Client support, maintenance and other services gross profit – The gross profit percentage on service sales remained relatively constant at 37% and 36% for 2004 and 2003, respectively. The increase was primarily due to improved efficiency in providing client support, maintenance and other services to our customers and the acquisition of Aloha.

Segment revenues – Total revenues in the Hospitality business segment increased by approximately $39.7 million, or 204%, to $59.2 million from $19.5 million in 2003, primarily due to the acquisition of Aloha, use of the reseller channel for additional sales into the hospitality market and improved demand throughout the industry. Total revenues in the Petroleum and Convenience Retail business segment increased by approximately $2.1 million, or 4%, to $54.1 million primarily due to improved demand throughout the petroleum and convenience retail industry. Our Entertainment business segment revenues decreased by approximately $1.5 million, or 7%, to $19.0 million primarily due to a decrease in demand.

Total operating expenses – The Company’s total operating expenses increased during 2004 by approximately $16.6 million, or 42%, compared to 2003 due to the following:

•	Product development expenses – Product development expenses increased during 2004 by approximately $2.6 million, or 26%, compared to 2003, primarily due to additional product development expense from the acquisition of Aloha. Product development expense as a percentage of revenue remained relatively constant at 10% and 11% for 2004 and 2003, respectively.

•	Sales and marketing expenses – Sales and marketing expenses increased by approximately $4.2 million, or 29%, compared to 2003, primarily due to additional sales and marketing expense related to product/trade shows, increased advertising expense and the acquisition of Aloha. Sales and marketing expenses as a percentage of revenue remained relatively constant at 14% and 15% for 2004 and 2003, respectively.

•	Depreciation of fixed assets and amortization of intangible assets – Depreciation and amortization expense increased during 2004 by approximately $5.3 million as compared to 2003, primarily due to additional amortization of $4.9 million related to $24.8 million of amortizable intangible assets acquired as part of the Aloha acquisition.

•	General and administrative expenses – General and administrative expenses increased by approximately $5.7 million, or 54%, compared to 2003, primarily due to the acquisition of Aloha, increased professional fees in connection with the implementation of Section 404 of the Sarbanes-Oxley Act, and increased bonus and commission expense reflective of the Company’s growth and positive results in 2004. General and administrative expenses as a percentage of total revenue remained relatively constant at 12% and 11% for 2004 and 2003, respectively.

Interest income and interest expense –Interest income decreased from approximately $0.4 million in 2003 to approximately $0.1 million in 2004. This decrease is due to the utilization of cash in 2004 in the acquisition of Aloha. The Company’s interest expense includes interest expense incurred on its long-term debt. Interest expense in 2004 increased to $1.1 million from a level of $0.1 million in 2003. This increase is a result of entering into interest bearing notes payable associated with the acquisition of Aloha.

Income tax provision – The Company recorded an income tax provision of approximately $0.1 million in 2004 compared to a tax provision of $1.7 million in 2003. No tax benefit was recorded on the 2003 loss due to the uncertainty of realizing the benefit of the net operating losses generated during the year. However, during 2004, the Company utilized a portion of its net operating losses to offset the Company’s recorded operating income for that year. In addition, as part of the provision for taxes, a $1.2 million reserve was placed on existing tax assets due to the uncertainty of realizing future benefit. At December 31, 2004, a valuation allowance had been established for all net deferred tax assets. The remaining tax provision represents various foreign and state income taxes.

Income (loss) from discontinued Enterprise business, net – The financial statements for 2003 have been restated to report the revenues and expenses of Radiant’s Enterprise business separately as discontinued operations.

Liquidity and Capital Resources

On March 31, 2005, the Company entered into a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Foothill, Inc., as the arranger, administrative agent and initial lender. Other lenders may participate in the Credit Agreement from time to time. The Credit Agreement provides for extensions of credit in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $15 million. Loans under the Credit Agreement will bear interest, at Radiant’s option, at either the London Interbank Offering Rate plus two and one half percent or at the rate that Wells Fargo Bank, N.A. announces as its prime rate then in effect. Fees associated with the Credit Agreement are typical for transactions of this type. As of December 31, 2005, the Company has approximately $3.3 million in letters of credit against its available balance of approximately $8.4 million and no outstanding balance against the revolver. On January 1, 2006, approximately $2.7 million in letters of credit expired and were not renewed.

The Credit Agreement contains certain customary representations and warranties from Radiant. In addition, the Credit Agreement contains certain financial and non-financial covenants, with which the Company was in compliance as of December 31, 2005.

During the second quarter of 2005, the Company received $15 million in proceeds from the term loan facility in its Credit Agreement. The principal on this note will be paid at $250,000 per month with all unpaid principal being due upon termination/expiration of the Credit Agreement. The majority of these funds were used to pay off a significant portion of the promissory notes held by the previous shareholders of Aloha. In connection with this payoff, the Company entered into an amended and restated promissory note in the amount of $1.5 million with the previous shareholders of Aloha. During the fourth quarter of 2005, the Company modified the amended promissory note by reducing the $1.5 million principal amount to $1.0 million. This decrease was due to agreed upon purchase price adjustments. The principal on this note will be paid over the course of the third and fourth quarters of 2008 and the first quarter of 2009.

On January 3, 2006, the Company entered into an amendment to its Credit Agreement with Wells Fargo Foothill, Inc. The amendment increased the aggregate term loan facility available under this agreement from $15 million to $31 million and extended the expiration date of the Credit Agreement from March 31, 2008 to March 31, 2010. Certain of the financial and other covenants were also modified as a result of the amendment. As of January 3, 2006, aggregate borrowings under this facility totaled approximately $29.3 million.

The Company’s working capital increased by approximately $3.6 million, or 19%, to $22.8 million at December 31, 2005 as compared to $19.2 million at December 31, 2004. The Company has historically funded its business through cash generated by operations. Cash provided by operating activities from continuing operations for 2005 was $15.0 million as compared to $10.9 million for 2004. Cash from operations in 2005 was mainly generated from net income, the adding back of non-cash items such as depreciation, amortization, lease restructuring charges and the impairment of the HotelTools software, and through the collection of calendar year support and maintenance invoices that are deferred and recognized over the course of the year. This was partially offset by normal fluctuations in accounts receivable, inventories, other assets, accounts payable, accrued liabilities, payables due to BlueCube, client deposits and deferred revenue and other liabilities. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

In 2004, the Company generated net income of approximately $4.2 million, which included a $3.6 million non-cash gain on the sale of the Company’s Enterprise segment. The remaining net income of approximately $0.6 million was primarily due to additional software license sales associated with Radiant’s acquisition of Aloha, use of the hospitality reseller channel for additional sales, the continued success of selling our new hardware products into our current direct and reseller markets and improved product demand throughout the hospitality and petroleum and convenience retail industries both domestically and internationally. In addition, approximately $9.4 million of depreciation and amortization expense was recorded in 2004, of which approximately $4.9 million was directly associated with the amortization of intangibles associated with the Company’s acquisitions. Due to the increased growth in the business and the acquisition of Aloha, increases in accounts receivable, inventories, accounts payable, accrued liabilities and deferred revenues occurred during 2004. The net effect of these increases resulted in positive cash flows from operations of approximately $0.8 million.

In 2003, the reconciliation of cash provided by operating activities to net loss included $17.7 million non-cash charge for the impairment of capitalized software and acquired technology, $10.6 million for the impairment of the TriYumf Asset and $6.2 million for the impairment of goodwill. These impairments are included in the Enterprise discontinued operations which are more fully described in Note 4 of the consolidated financial statements. In addition, cash provided by operating activities included a decrease in accounts receivable of $12.6 million as cash collections exceeded revenues during 2003, a decrease in inventories of $0.4 million, an increase in client deposits and deferred revenue of $2.5 million as client payments were received in advance of delivered goods and services and depreciation and amortization of $8.0 million. These amounts were offset by a decrease in accounts payable and accrued liabilities, net, of $3.5 million and an increase in other assets of $1.5 million. The changes in accounts payable and accrued liabilities were due to the timing of certain vendor payments.

Cash used in investing activities during 2005 was $12.1 million as compared to $27.7 million during the same period in 2004. In 2005, investing activities mainly consisted of additional consideration related to the Breeze acquisition (see Note 2 of the consolidated financial statement footnotes), the purchase of equipment, expenditures for capitalizable software projects, the MenuLink acquisition, and the continued payout of accrued contractual obligations related to the Enterprise disposition.

The uses of cash in investing activities in 2004 consisted primarily of cash payments of approximately $12.0 million associated with the disposition of the Enterprise business, payment of $11.2 million made in connection with the acquisition of Aloha, purchases of property and equipment of $2.2 million, capitalized software costs of $1.9 million, and payment of $0.3 million in connection with the acquisition of E-Needs.

The uses of cash in investing activities during 2003 consisted primarily of purchases of property and equipment of $3.9 million, capitalized software costs of $5.5 million and the purchase of the TriYumf Asset and capitalized professional services costs of $5.5 million. During the fiscal period 2003, the Company paid $4.4 million as the third installment for the source code and object code for certain back office software and capitalized approximately $0.6 million in professional services costs.

Cash used in financing activities during 2005 was $0.3 million as compared to cash being used in financing activities of $1.9 million in 2004. In 2005, financing activities mainly consisted of the repayment of promissory notes related to the Aloha acquisition, proceeds generated from the Credit Agreement previously mentioned, payments made in connection with loan fees to enter into the Credit Agreement, the repurchase of common stock from previous Breeze shareholders, and cash generated from the issuance of shares from the Company’s Employee Stock Purchase Plan and the exercise of employee stock options.

The uses of cash in financing activities in 2004 consisted primarily of the payment of notes in the amount of $3.2 million in connection with the acquisition of Aloha, the Company’s purchase of common stock issued to the previous owners of Breeze Limited for approximately $1.0 million, and principal payments under capital lease obligations of approximately $0.6 million. These cash outflows were offset by cash received from the exercise of stock options of approximately $1.2 million and approximately $1.7 million of cash received for the purchase of stock issued under the Company’s employee stock purchase plan.

Cash of approximately $0.3 million was used in financing activities during 2003 due primarily to fund the Company’s purchase of common stock pursuant to its stock repurchase program for approximately $2.0 million and principal payments under capital lease obligations of approximately $0.5 million, offset by cash received from the exercise of stock options of approximately $0.8 million and approximately $1.1 million of cash received from stock issued under the Company’s employee stock purchase plan.

On January 13, 2004, the Company acquired substantially all of the assets of Aloha, a leading provider of point of sale systems for the hospitality industry. Aloha was acquired to further develop the Company’s hospitality division. Total consideration of approximately $49.4 million consisted of an $11.0 million cash payment, a five-year note in the principal amount of $19.7 million at an interest rate of prime plus one percent, a one-year note in the principal amount of $1.7 million at an interest rate of prime plus one percent, the issuance of 2.4 million shares of restricted common stock with a fair value of $6.50 per share on the date of announcement (December 15, 2003), and $0.9 million of direct expenses Radiant incurred related to the acquisition and the assumption of certain liabilities. See Note 4 of the consolidated financial statements for additional information.

On January 31, 2004, the Company completed a tax free split-off of the Company’s Enterprise business now known as BlueCube Software, to Erez Goren, the Company’s former Co-Chairman and Co-Chief Executive Officer. Pursuant to the terms of the Share Exchange Agreement under which the split-off was effected, Radiant contributed specified assets and liabilities of the Enterprise business, together with $4.0 million in cash, to the newly formed subsidiary, and then transferred all of the shares of the new company to Erez Goren in exchange for the redemption of 2.0 million shares of common stock of the Company, valued at $16.3 million based upon the quoted price of the Company’s stock (January 31, 2004). The shares redeemed represented approximately 7% of the Company’s outstanding shares at the time. See Note 4 of the consolidated financial statements for additional information.

On October 6, 2005, the Company acquired the shares of MenuLink Computer Solutions, Inc. (“MenuLink”). MenuLink is a leading supplier of back-office software for the hospitality industry. The purchase of MenuLink provides the Company with a fully integrated solution for the hospitality industry. Total consideration was approximately $12.8 million and consisted of $6.3 million in cash, three-year notes in the principal amount of $4.1 million, and 217,884 shares of restricted common stock with a value of $10.97 per share on the date of announcement (September 19, 2005). The notes have an interest rate equivalent to the prime rate. The cash of $6.3 million was paid on the date of closing. Debt will be paid in equal monthly installments (principal and interest) over the next three years. MenuLink has been included in the Company’s consolidated results of operations and financial position from the acquisition date through December 31, 2005.

On January 3, 2006, the Company acquired substantially all of the assets of Synchronics, Inc. (“Synchronics”), a supplier of business management and point-of-sale software for the specialty retail industry. Total consideration was approximately $27.0 million and consisted of approximately $19.5 million in cash (subject to a post-closing adjustment) and 592,347 shares of restricted common stock with a value of $12.66 per share based on the average closing price of the stock for the 20 days prior to the acquisition. The cash portion of the purchase price was paid on the date of closing.

The Company believes that its cash and cash equivalents, funds generated from operations and borrowing capacity will provide adequate liquidity to meet its normal operating requirements, as well as to fund the above obligations for at least the next twelve months.

Contractual Obligations

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases computer equipment under a three-year capital lease agreement which expires in December 2007. Contractual obligations as of December 31, 2005 and those arising subsequently as described in footnotes 1 and 4 below are as follows (in thousands):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Capital leases	$83	$41	$42	$—	$—
Operating leases(1)	41,809	6,399	12,812	12,030	10,568
Other obligations:
Notes payable – acquisition of MenuLink Computer Solutions(2) acquisition	3,919	1,292	2,627	—	—
Notes payable – acquisition of Aloha Technologies(3)	964	—	771	193	—
Term note (Credit Agreement)	13,500	3,000	10,500	—	—
Term note borrowings after 12/31/05 (Credit Agreement)(4)	16,000	2,658	5,800	7,542	—
Estimated interest payments on notes payable and term notes	6,088	2,343	2,969	776	—
Divestiture of Enterprise Software Systems(5)	737	737	—	—	—
Purchase commitments(6)	2,342	2,129	213	—	—

Total contractual obligations	$85,442	$18,599	$35,734	$20,541	$10,568

(1)	The schedule includes the lease obligations resulting from (i) the Synchronics acquisition, which occurred on January 3, 2006, (ii) the lease on the new Fort Worth, Texas facility, which will commence in the first half of 2006 and (iii) the new lease on a warehouse facility in Alpharetta, Georgia, which will commence in the second quarter of 2006. Also included in this schedule are the future minimum lease payments related to facilities that are being subleased. The total minimum rentals to be received in the future under noncancelable subleases as of December 31, 2005 are approximately $1.6 million in less than one year, $3.3 million in one to three years and three to five years, respectively, and $3.0 million after five years.
(2)	See Note 6 of the consolidated financial statements for further explanation. Interest accrues at prime and is not included in the above obligation amounts.
(3)	See Note 6 of the consolidated financial statements for further explanation. Interest accrues at prime plus 1% and is not included in the above obligation amounts.
(4)	Represents the additional $16 million in funds received from Wells Fargo Foothill, Inc. under the Credit Agreement as amended on January 3, 2006.
(5)	See Note 4 the consolidated financial statements for further explanation.
(6)	The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The related supplies are to be delivered at various dates between January 2006 and June 2007.

The Company believes there are opportunities to grow its business through the acquisition of complementary and synergistic companies, products and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue smaller non-accretive acquisitions that will shorten our time to market with new technologies. The Company expects the general size of cash acquisitions it would currently consider would be in the $5 million to $30 million range. Any material acquisition could result in a decrease to the Company’s working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that we obtain additional debt or equity financing. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders.

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

The Company generally sells its products, which include both software licenses and hardware, directly to end-users and resellers. Revenue from software licenses and system sales is generally recognized as products are shipped, provided that no significant vendor obligations remain and that the collection of the related receivable is probable. For those agreements that provide for significant services or custom development that are essential to the software’s functionality, the software license and contracted services are recognized under the percentage of completion method as prescribed by the provisions of ARB 45 and SOP 81-1.

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

Capitalized Software Development Costs

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

Income Taxes

The Company has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income, the timing of reversals of temporary taxable differences and the impact of tax planning strategies. Valuation allowances related to net deferred tax assets could be impacted by changes to tax codes, changes in statutory tax rates and the Company’s future taxable income levels. At December 31, 2005, the Company had a full valuation allowance against its deferred tax assets. The Company will continue to monitor the recoverability of its net deferred tax assets and will adjust the valuation allowance as necessary in future periods.

Recent Accounting Pronouncements

The following new accounting standards have been or will be adopted by Radiant subsequent to January 1, 2003 and the impact of such adoption, if applicable, has been presented in the accompanying consolidated financial statements:

In December 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The Company does not participate in variable interest entities.

In October 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes items such as the phase out of the Extraterritorial Income Exclusion Act of 2000 over a three-year period, the introduction of a qualified manufacturing deduction and a one-time election to repatriate foreign earnings. The Company has determined that the AJCA did not have an impact on its financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs—An amendment of ARB No. 43, Chapter 4 (“SFAS 151”), which is effective for fiscal periods beginning January 1, 2006 and must be applied prospectively. SFAS 151 requires that abnormal amounts of idle capacity, freight, handling costs and spoilage should be excluded from the cost of inventory and expensed as incurred. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets (“SFAS 153”). SFAS 153 is an amendment to APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company adopted the provisions of SFAS 153 on July 1, 2005. The adoption of SFAS 153 did not have an impact on its financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) which is effective for the Company beginning on January 1, 2006. SFAS 123R replaces SFAS 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires that the compensation cost relating to share-based awards to employees be recognized in financial statements and be measured based on the grant-date fair value of the stock options or other equity-based compensation. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method. The Company has unamortized stock-based compensation of approximately $4.3 million as of December 31, 2005, which will be amortized over future periods. See Note 2 of Notes to the Consolidated Financial Statements for information related to the pro forma effect on Radiant’s reported net income and net earnings per share of applying the fair value provisions of the SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R, “Share-Based Payment.” SAB 107 contains interpretive guidance relating to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. Radiant is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R in the first quarter of 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143 (“FIN 47”), which is effective for fiscal periods ending after December 15, 2005. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company is required to adopt the provision of SFAS 154 as of January 1, 2006, although earlier adoption is permitted. Radiant will apply the guidance in SFAS 154 in the event of any future changes in accounting principles.

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements (as defined in the applicable regulations) that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents and long-term debt. During 2005, the weighted average interest rate on its cash balances was approximately 1.57%. A 10% decrease in this rate would have decreased interest income by approximately $3,000 during 2005. Also during 2005, the weighted average interest rate on the Company’s long-term debt was approximately 7.18%. A 10% increase in this rate would have increased interest expense by approximately $122,000 during 2005.

Foreign Exchange

As more fully explained in Note 14 of the consolidated financial statements, the Company’s international revenues were approximately $33.1 million, $23.3 million and $12.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company’s international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company’s results of operations and financial position during 2005, 2004 and 2003 were not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed with this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Radiant Systems, Inc.

We have audited the accompanying consolidated balance sheets of Radiant Systems, Inc and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Radiant Systems, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 1, 2006

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(In thousands, except share data)

	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$17,641	$15,067
Accounts receivable, net of allowances for doubtful accounts of $3,407 and $3,624 in 2005 and 2004, respectively	27,047	25,730
Receivable due from BlueCube	512	267
Inventories, net	18,093	18,647
Other current assets	2,287	2,122

Total current assets	65,580	61,833

Property and equipment, net	9,607	8,590
Software development costs, net	2,249	2,344
Goodwill	44,239	34,927
Other intangible assets, net	20,537	22,029
Other long-term assets	293	31

	$142,505	$129,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,355	$12,198
Accrued liabilities	13,637	11,925
Accrued contractual obligations and payables due to BlueCube	1,947	2,982
Client deposits and unearned revenues	12,490	9,881
Current portion of capital lease payments	37	218
Current portion of long-term debt	4,292	5,443

Total current liabilities	42,758	42,647

Client deposits and unearned revenues, less current portion	376	564
Long-term portion of capital lease payments	42	64
Long-term debt, less current portion	14,091	12,828
Other long-term liabilities	805	344

Total liabilities	58,072	56,447

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized, 30,094,973 and 29,321,360 shares issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Additional paid-in capital	124,744	118,649
Accumulated other comprehensive (loss) income	(287)	244
Accumulated deficit	(40,024)	(45,586)

Total shareholders’ equity	84,433	73,307

	$142,505	$129,754

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In thousands, except per share data)

	2005	2004	2003
Revenues:
System sales	$98,530	$72,198	$42,937
Client support, maintenance, and other services	73,512	62,676	51,000

Total revenues	172,042	134,874	93,937

Cost of revenues:
System sales	53,687	36,546	24,973
Impairment of capitalized software and acquired software technology	—	—	1,438
Client support, maintenance, and other services	48,605	39,372	32,668

Total cost of revenues	102,292	75,918	59,079

Gross profit	69,750	58,956	34,858

Operating expenses:
Product development	14,406	12,864	10,245
Sales and marketing	19,137	18,453	14,277
Depreciation of fixed assets	3,267	3,792	3,346
Amortization of intangible assets	5,317	4,891	31
Impairment of HotelTools software (Note 4)	550	—	—
Restructuring charges	1,450	—	1,179
General and administrative	18,022	16,308	10,610

Total operating expenses	62,149	56,308	39,688

Income (loss) from operations	7,601	2,648	(4,830)
Interest income	26	81	434
Interest expense	(1,219)	(1,050)	(61)
Other income (expense), net	183	(65)	232

Income (loss) from continuing operations before income tax provision	6,591	1,614	(4,225)
Income tax provision	1,029	139	1,730

Income (loss) from continuing operations	5,562	1,475	(5,955)

Income (loss) from discontinued Enterprise business (Note 4)
Loss from operations of Enterprise business, net	—	(913)	(41,776)
Gain on disposal of Enterprise business, net	—	3,626	—

Income (loss) from discontinued Enterprise business, net	—	2,713	(41,776)

Net income (loss)	$5,562	$4,188	$(47,731)

Income (loss) per share from continuing operations:
Basic income (loss) per share	$0.19	$0.05	$(0.21)

Diluted income (loss) per share	$0.18	$0.05	$(0.21)

Income (loss) per share from discontinued Enterprise business, net:
Basic income (loss) per share	$—	$0.10	$(1.50)

Diluted income (loss) per share	$—	$0.09	$(1.50)

Net income (loss) per share:
Basic income (loss) per share	$0.19	$0.15	$(1.71)

Diluted income (loss) per share	$0.18	$0.14	$(1.71)

Weighted average shares outstanding:
Basic	29,503	28,828	27,835

Diluted	31,569	29,099	27,835

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
BALANCE, January 1, 2003	28,022	$—	$116,752	$(2,043)	$1	$114,710

Components of comprehensive loss:
Net loss	—	—	—	(47,731)	—	(47,731)
Foreign currency translation adjustment	—	—	—	—	216	216

Total comprehensive loss:	—	—	—	(47,731)	216	(47,515)
Issuance of common stock	141	—	1,188	—	—	1,188
Treasury stock purchase and retirement	(495)	—	(3,443)	—	—	(3,443)
Exercise of employee stock options	205	—	839	—	—	840
Stock issued under employee stock purchase plan	232	—	1,144	—	—	1,145

BALANCE, December 31, 2003	28,105	—	116,480	(49,774)	217	66,923

Components of comprehensive income:
Net income	—	—	—	4,188	—	4,188
Foreign currency translation adjustment	—	—	—	—	27	27

Total comprehensive income:	—	—	—	4,188	27	4,215
Issuance of common stock in connection with acquisitions	2,638	—	16,556	—	—	16,556
Treasury stock purchase and retirement in connection with the divestiture of the Enterprise segment (Note 4)	(2,000)	—	(16,300)	—	—	(16,300)
Treasury stock purchase and retirement	(141)	—	(1,020)	—	—	(1,020)
Exercise of employee stock options	271	—	1,202	—	—	1,202
Stock issued under employee stock purchase plan	448	—	1,731	—	—	1,731

BALANCE, December 31, 2004	29,321	—	118,649	(45,586)	244	73,307

Components of comprehensive income:
Net income	—	—	—	5,562	—	5,562
Foreign currency translation adjustment	—	—	—	—	(531)	(531)
Total comprehensive income:	—	—	—	5,562	(531)	5,031
Issuance of common stock in connection with acquisitions	218	—	2,390	—	—	2,390
Treasury stock purchase and retirement	(237)	—	(1,000)	—	—	(1,000)
Exercise of employee stock options	500	—	2,895	—	—	2,895
Stock issued under employee stock purchase plan	293	—	1,810	—	—	1,810

BALANCE, December 31, 2005	30,095	$—	$124,744	$(40,024)	$(287)	$84,433

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,562	$4,188	$(47,731)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of HotelTools software (see Note 4)	550	—	—
Disposal of leasehold improvements related to lease restructuring (see Note 7)	250	—	—
Gain on sale of Enterprise business	—	(3,626)	—
Deferred income taxes	—	—	1,215
Utilization of acquired deferred tax asset	571	—	—
Impairment of capitalized software, acquired software technology and fixed assets	—	—	17,661
Impairment of TriYumf Asset	—	—	10,589
Impairment of goodwill	—	—	6,172
Depreciation and amortization	9,408	9,427	7,979
Interest incurred and accrued – Aloha acquisition	—	88	—
Changes in assets and liabilities, net of acquired entities:
Accounts receivable	(2,127)	(3,283)	12,553
Inventories	520	(5,563)	443
Other assets	(722)	554	(1,498)
Accounts payable	(1,843)	5,691	(4,832)
Accrued liabilities	998	1,434	1,287
Lease restructuring reserve (see Note 7)	1,200	—	—
Payables due to BlueCube (see Note 4)	(433)	1,642	—
Client deposits and deferred revenue	1,331	395	2,496
Other liabilities	(293)	(83)	—

Net cash provided by operating activities	14,972	10,864	6,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,785)	(2,239)	(3,930)
Capitalized software development costs	(554)	(1,894)	(5,477)
Accrued contractual obligation and other payments related to sale of Enterprise business	(604)	(12,022)	—
Proceeds from sale of fixed assets	193	—	—
Acquisition of MenuLink, net of cash acquired	(5,046)	—	—
Additional consideration for Breeze acquisition	(1,300)	—	—
Acquisition of Aloha, net of cash acquired	—	(11,200)	(666)
Acquisition of E-Needs	—	(300)	—
Purchase of TriYumf Asset and capitalized professional services costs	—	—	(5,529)

Net cash used in investing activities	(12,096)	(27,655)	(15,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	2,895	1,202	839
Proceeds from shares issued under employee stock purchase plan	1,810	1,731	1,144
Principal payments on capital lease obligations	(203)	(599)	(491)
Principal payments on debt – Aloha acquisition	—	(3,230)	—
Proceeds under long-term debt facility	15,000	—	—
Principal payments on long-term debt facility	(750)	—	—
Payment of debt issuance costs	(342)	—	—
Repurchase of common stock	(1,000)	(1,020)	(2,048)
Principal payment on notes payable to shareholders	(17,712)	—	—
Other	—	—	216

Net cash used in financing activities	(302)	(1,916)	(340)

Increase (decrease) in cash and cash equivalents	2,574	(18,707)	(9,608)
Cash and cash equivalents at beginning of year	15,067	33,774	43,382

Cash and cash equivalents at end of year	$17,641	$15,067	$33,774

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash transactions related to acquisitions and divestitures (Note 4):
Issuance of common stock — MenuLink	$2,390	$—	$—

Reduction in long-term note payable (purchase price adjustment) — Aloha	$537	$—	$—

Issuance of common stock — Aloha	$—	$15,300	$—

Issuance of common stock — E-Needs	$—	$300	$—

Issuance of common stock — Breeze	$—	$956	$2,006

Long-term notes payable — MenuLink	$4,110	$—	$—

Long-term note payable — Aloha	$—	$21,418	$—

Common stock received in divestiture — Enterprise	$—	$16,300	$—

Assets acquired under capital lease	$—	$93	$—

Cash paid for interest	$1,150	$939	$92

Cash paid for income taxes	$32	$104	$526

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2005

1. ORGANIZATION AND BACKGROUND

Radiant Systems, Inc. (the “Company” or “Radiant”) develops, installs and delivers solutions for managing site operations of hospitality and retail businesses. Radiant’s point-of-sale and back-office technology is designed to enable businesses to deliver exceptional client service while improving profitability. The Company offers a full range of products that are tailored to specific hospitality and retail market needs including hardware, software and professional services. Radiant offers best-of-breed solutions designed for ease of integration in managing site operations enabling operators to improve customer service while reducing costs.

Headquartered in Alpharetta, Georgia, Radiant operates primarily through three reportable segments: (i) Hospitality, (ii) Petroleum and Convenience Retail, and (iii) Entertainment. During 2003, the Company operated primarily through the Store Systems segment and the Enterprise Software Systems segment. The current business segments were implemented subsequent to the disposition of the Enterprise Software Systems segment in January 2004, through a renewed focus on the Company’s vertical market strategy.

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

Discontinued Operations

As a result of Radiant’s disposal of its Enterprise segment and operations in 2004, the Company’s previously reported consolidated statement of operations for the year ended December 31, 2003 has been restated to present the discontinued operations of the Enterprise segment separate from continuing operations (Note 4). The net tax effect of discontinued operations during 2004 and 2003 was not material to the financial statements.

Treasury Stock

The Company records treasury stock purchases against additional paid in capital at cost.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. dollars for financial reporting purposes in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The assets and liabilities of non-U.S. operations whose functional currencies are not in U.S. dollars are translated at the current rates of exchange, while revenues and expenses are translated at the average exchange rate for the year. The cumulative translation adjustments are reflected in shareholders’ equity. Gains and losses on transactions denominated in other than the functional currency were not material for all periods presented in the consolidated statements of operations.

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

System Sales

The Company sells its products, which include both software licenses and hardware, to both resellers and directly to end-users. Revenue from software licenses and system sales is generally recognized as products are shipped, provided that no significant vendor obligations remain and that collection of the related receivable is probable. For those agreements that provide for significant services or custom development that are essential to the software’s functionality, the software license and contracted services are recognized under the percentage of completion method as prescribed by the provisions of ARB 45 and SOP 81-1.

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

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unearned Revenue

Unearned revenue represents amounts collected prior to complete performance of professional services, customer support services, software enhancements, and significant obligations under license agreements.

Accounts Receivable and Allowance for Doubtful Accounts

A summary of the Company’s accounts receivable as of December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004
Trade receivables billed	$28,523	$28,860
Trade receivables unbilled	1,931	494

	30,454	29,354
Less allowance for doubtful accounts	(3,407)	(3,624)

	$27,047	$25,730

The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of clients to make required payments. Estimates are developed by using standard quantitative measures based on customer payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Bad debt expense totaled approximately $0.7 million, $1.0 million and $0.6 million in the years ended December 31, 2005, 2004 and 2003, respectively.

Inventory

Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventory as of December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004
Raw materials, net	$10,587	$11,091
Work in process	525	1,520
Finished goods, net	6,981	6,036

	$18,093	$18,647

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property and equipment at December 31, 2005 and 2004 are summarized as follows (in thousands):

	2005	2004
Computers and equipment	$11,698	$9,496
Leasehold improvements	4,393	4,285
Purchased software	7,883	7,707
Furniture and fixtures	7,466	6,817
Land	2,517	2,517

	33,957	30,822
Less accumulated depreciation and amortization	(24,350)	(22,232)

	$9,607	$8,590

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $3.5 million, $3.8 million and $3.3 million, respectively. Depreciation expense includes amortization of assets under capital leases in the amount of approximately $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Capitalized leased assets are amortized over the shorter of the term of the lease, using the straight-line method, or in accordance with practices established for similar owned assets. Amortization of capitalized leased assets is included with depreciation expense in the accompanying financial statements. Included in property and equipment are the following capitalized leases (in thousands):

	2005	2004
Computers and equipment	$97	$164
Furniture and fixtures	1,937	1,937

	2,034	2,101
Less accumulated depreciation and amortization	(1,970)	(1,965)

	$64	$136

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets

The Company applied the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. In accordance with SFAS 142 the Company evaluates the carrying value of goodwill as of January 1st of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s annual evaluations of goodwill completed on January 1, 2006, 2005 and 2004 in accordance with SFAS 142 resulted in no impairment losses. The Company’s evaluations of goodwill completed during 2003 resulted in impairment losses (Note 5).

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

Software Development Costs

Capitalized software development costs consist principally of salaries and certain other expenses directly related to the development and modification of software products. Capitalization of such costs begins when a detail program or a working model has been produced as evidenced by the completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined is not more than five years. For the years ended December 31, 2005, 2004 and 2003, amortization of capitalized software development costs was approximately $0.7 million, $0.6 million and $2.8 million, respectively.

The Company evaluates the recoverability of capitalized software development costs on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the asset may be less than its net realizable value. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the net realizable value of the asset. The Company’s annual evaluation of capitalized software development costs on January 1, 2006, 2005 and 2004 resulted in no impairment.

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

Financing Costs Related to Long-Term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt. The Company incurred financing costs in 2005 related to the Credit Agreement and other long-term debt agreements. The costs were deferred and are being amortized over three years. Amortization of financing costs totaled approximately $0.1 million in 2005.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising expenses for fiscal years 2005, 2004 and 2003 were $0.3 million, $0.7 million and $0.1 million, respectively.

Accounting for Stock-Based Compensation

Radiant measures compensation expense for its stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, until otherwise required by Statement of Financial Accounting Standards No. 123(R), as further discussed below. Under the intrinsic value method, as the exercise price of all options granted under these plans was equal to the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in the consolidated statement of operations.

In accordance with Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation — Transition and Disclosure— an Amendment of FASB Statement No. 123, and Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, Radiant’s pro forma option expense is computed using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable.

To comply with SFAS 148, Radiant presents the following table to illustrate the effect on the net income (loss) and earnings (loss) per share if it had applied the fair value recognition provisions of SFAS 123, as amended, to options granted under its stock-based employee compensation plans. The weighted average Black-Scholes value per option granted in 2005, 2004 and 2003 was $5.05, $3.98 and $5.67, respectively. For purposes of this pro forma disclosure, the estimated value of the stock-based compensation is amortized ratably to expense over the options’ vesting period, which is the shorter of the service term or the expected vesting period of the options. However, if the Company recognized the expense associated with equity awards in the consolidated statement of operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

Radiant’s pro forma stock-based compensation expense in 2005 was significantly higher than in 2004 primarily as a result of certain stock options that were granted in the fourth quarter of 2004. These options include early vesting provisions if certain stock price targets are met (as described in Note 12). Various stock price targets were met during 2005, which resulted in the immediate vesting, and therefore expensing, of the previously unamortized value of the options. In addition, the stock-based compensation expense in 2004 was lower as it included a benefit related to the cancellation of options that had been granted to employees of the disposed Enterprise business.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)	2005	2004	2003
Net income (loss) as reported	$5,562	$4,188	$(47,731)
Stock-based compensation expense	(4,768)	(536)	(10,531)

Pro forma net income (loss)	$794	$3,652	$(58,262)

Basic income (loss) per share — as reported	$0.19	$0.15	$(1.71)

Diluted income (loss) per share — as reported	$0.18	$0.14	$(1.71)

Basic and diluted income (loss) per share — pro forma	$0.03	$0.13	$(2.09)

Assumptions:
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	61%	71%	95%
Risk-free interest rate	4.29%	3.44%	3.25%
Expected life of option	3.8 years	4.5 years	4.5 years

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R will be effective for the Company beginning in the first quarter of 2006. The Company’s assessment of the estimated stock-based compensation expense is affected by the Company’s stock price as well as assumptions regarding a number of complex variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price, volatility, and employee stock option exercise behaviors and the related tax impact. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method. Although the adoption of SFAS No. 123R is expected to have a material effect on the Company’s results of operations, future changes to various assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS No. 123 pro forma expense.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense (benefit) is generally comprised of the tax payable (receivable) for the period and the change in deferred income tax assets and liabilities during the period. A valuation allowance is established for deferred tax assets when their realizability is not considered to be more likely than not.

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

	2005	2004	2003
Weighted average common shares outstanding	29,503	28,828	27,835
Dilutive effect of outstanding stock options	2,066	271	—

Weighted average common shares outstanding assuming dilution	31,569	29,099	27,835

For the years ended December 31, 2005, 2004 and 2003, options to purchase approximately 1.6 million, 5.2 million and 6.7 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the years then ended.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying values of cash, trade accounts receivable, trade accounts payable and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. As the Company’s long-term debt bears interest at variable rates, the carrying value of the debt approximates fair value.

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2005 and 2004, the Company held cash equivalents in the form of bank certificates of deposits and commercial paper of $0 and approximately $2.9 million, respectively.

The Company maintains its cash accounts primarily with one bank in Georgia. The total cash balances are insured by the FDIC up to $100,000 per bank. As of December 31, 2005, the Company has cash balances on deposit with this bank that exceeded the balance insured by the FDIC in the amount of approximately $16.4 million.

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

As of December 31, 2005 and 2004, approximately 26% and 29%, respectively, of the Company’s accounts receivable was derived from five clients.

During the years ended December 31, 2005, 2004 and 2003, approximately 20%, 26% and 29%, respectively, of the Company’s revenues were derived from five clients. For the years ended December 31, 2005, 2004 and 2003 no client individually accounted for more than 10% of the Company’s total revenues.

Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement establishes the rules for the reporting of comprehensive income and its components. The Company’s comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the years ended December 31, 2005 and 2004 was approximately $5.0 million and $4.2 million, respectively. Total comprehensive loss for the year ended December 31, 2003 was approximately $47.5 million.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

The following new accounting standards have been or will be adopted by Radiant subsequent to January 1, 2003 and the impact of such adoption, if applicable, has been presented in the accompanying consolidated financial statements:

In December 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The Company does not participate in variable interest entities.

In October 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes items such as the phase out of the Extraterritorial Income Exclusion Act of 2000 over a three-year period, the introduction of a qualified manufacturing deduction and a one-time election to repatriate foreign earnings. The Company has determined that the AJCA did not have an impact on its financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs—An amendment of ARB No. 43, Chapter 4 (“SFAS 151”), which is effective for fiscal periods beginning January 1, 2006 and must be applied prospectively. SFAS 151 requires that abnormal amounts of idle capacity, freight, handling costs and spoilage should be excluded from the cost of inventory and expensed as incurred. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets (“SFAS 153”). SFAS 153 is an amendment to APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company adopted the provisions of SFAS 153 on July 1, 2005. The adoption of SFAS 153 did not have an impact on the financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) which is effective for the Company beginning on January 1, 2006. SFAS 123R replaces SFAS 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires that the compensation cost relating to share-based awards to employees be recognized in financial statements and be measured based on the grant-date fair value of the stock options or other equity-based compensation. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method. The Company has unamortized stock-based compensation of approximately $4.3 million as of December 31, 2005, which will be amortized over future periods. See Note 2 of Notes to the Consolidated Financial Statements for information related to the pro forma effect on Radiant’s reported net income and net earnings per share of applying the fair value provisions of the SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R, “Share-Based Payment.” SAB 107 contains interpretive guidance relating to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. Radiant is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R in the first quarter of 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143 (“FIN 47”), which is effective for fiscal periods ending after December 15, 2005. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company is required to adopt the provision of SFAS 154 as of January 1, 2006, although earlier adoption is permitted. Radiant will apply the guidance in SFAS 154 in the event of any future changes in accounting principles.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. PRODUCT DEVELOPMENT EXPENDITURES

Product development expenditures for the years ended December 31, 2005, 2004 and 2003 are summarized as follows (in thousands):

	2005	2004	2003
Total development expenditures	$14,960	$14,758	$12,089
Less amounts capitalized	554	1,894	1,844

Product development expense	$14,406	$12,864	$10,245

The activity in the capitalized software development account during 2005, 2004 and 2003 is summarized as follows (in thousands):

	2005	2004	2003
Balance at beginning of period, net	$2,344	$2,844	$16,969
Capitalized software development costs – continuing operations	554	1,894	1,844
Capitalized software development costs – Enterprise	—	—	3,685
Write-off of impaired capitalized software, net of accumulated amortization – Enterprise (Note 4)	—	(1,704)	(16,242)
Write-off of impaired capitalized software, net of accumulated amortization – continuing operations	—	—	(535)
Amortization expense	(649)	(690)	(2,877)

Balance at end of period, net	$2,249	$2,344	$2,844

During 2003, the Company recognized an asset impairment charge of approximately $0.5 million attributable to specific capitalized software assets developed for the Hospitality segment. The Company performed an evaluation of the carrying value of these assets based on expected cash flows related to this software. The Company was required to reduce the carrying value of the asset and recognize an asset impairment charge because the carrying value of the assets exceeded the net realizable value. As a result of the impairment, the Company recorded approximately $0.5 million in cost of revenues in the accompanying 2003 consolidated statements of operations.

Amortization of capitalized software costs is included in system sales costs of revenues in the accompanying statements of operations.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. ACQUISITIONS AND DIVESTITURES

Each of the acquisitions discussed below were accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141, Business Combinations.

Acquisition of MenuLink Computer Solutions, Inc.

On October 6, 2005, the Company acquired the shares of MenuLink Computer Solutions, Inc. (“MenuLink”). MenuLink is a leading supplier of back-office software for the hospitality industry. The purchase of MenuLink provided the Company with a fully integrated solution for the hospitality industry. Total consideration was approximately $12.8 million and consisted of $6.3 million in cash, three-year notes in the principal amount of approximately $4.1 million, and 217,884 shares of restricted common stock with a value of $10.97 per share on the date of announcement (September 19, 2005). The cash of $6.3 million was paid on the date of closing. The notes have an interest rate equivalent to the prime rate and will be paid off in equal monthly installments (principal and interest) over a 36-month period through October 2008. MenuLink has been included in the Company’s consolidated results of operations and financial position from the date of acquisition. The purchase price allocation has been preliminarily determined and is subject to adjustment if necessary.

The intangible assets acquired were valued by the Company with the assistance of independent appraisers utilizing customary valuation procedures and techniques. Goodwill recorded in the acquisition has been tested for impairment as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the MenuLink acquisition:

(Dollars in Thousands)
Current assets	$1,390
Property, plant and equipment	105
Identifiable intangible assets	3,800
Goodwill	10,163

Total assets acquired	15,458

Total liabilities assumed (all of which were considered current)	2,658

Purchase price	$12,800

As a result of the MenuLink acquisition, goodwill of approximately $10.2 million was recorded and assigned to the Hospitality segment. The goodwill will be deductible for tax purposes over a period of 15 years. The following is a summary of the intangible assets acquired and the weighted-average useful lives over which they will be amortized:

(Dollars in Thousands)	Purchased Assets	Weighted- Average Useful Lives
Core and developed technology	$1,900	4 years
Customer list and contracts	1,400	7 years
Trademarks and tradenames	300	5 years
Covenants not to compete	200	5 years

Total intangible assets acquired	$3,800

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of E-Needs, Inc.

On April 14, 2004, the Company acquired substantially all of the assets of E-Needs, Inc. (“E-Needs”), a company engaged in the business of developing, marketing, licensing and selling software and services in the movie-theatre circuit and related financial management marketplaces. The operating results of E-Needs are included in the consolidated financial statements from the date of acquisition. Pro forma information has not been presented as it is not material to the Company’s financial statements. The transaction included the purchase of certain software technology source code and customer lists. Total consideration and transaction costs were approximately $0.7 million and consisted of $0.3 million in cash, the issuance of 46,133 shares of common stock with a fair value of $6.50 per share based on the average closing price for the 10 days prior to the date of announcement (March 17, 2004) and approximately $0.1 million of assumed liabilities and direct expenses. The purchase agreement also provides for additional cash payments if certain future operating targets are achieved. The additional payments may aggregate to approximately $1.6 million and will be accounted for as part of the purchase price. As of December 31, 2005, none of these future operating targets had been achieved. Intangible assets of approximately $0.6 million were recorded and are being amortized over the assets estimated useful lives, which range from three to ten years. The remaining $0.1 million of the purchase price was recorded as goodwill and assigned to the Entertainment segment. The goodwill will be deductible for tax purposes over a period of 15 years.

Acquisition of Aloha Technologies, Inc.

On January 13, 2004, the Company acquired substantially all of the assets of Aloha Technologies and certain affiliated entities (collectively, “Aloha”). Aloha is a leading provider of point of sale systems for the hospitality industry. Aloha was acquired to further develop the Company’s Hospitality business segment. The results of Aloha have been included in the consolidated financial statements from the date of the acquisition.

Total consideration and transaction costs of approximately $48.9 million consisted of an $11.0 million cash payment, a five-year note in the principal amount of $19.7 million at an interest rate of prime plus one percent, a one-year note in the principal amount of $1.7 million at an interest rate of prime plus one percent, the issuance of 2,353,846 shares of restricted common stock with a fair value of $6.50 per share on the date of announcement (December 15, 2003), an initial purchase price adjustment of approximately $0.8 million, and approximately $0.9 million of direct expenses Radiant incurred related to the acquisition and the assumption of certain liabilities. In the fourth quarter of 2005, an additional purchase price adjustment was recorded which reduced the current assets acquired by approximately $0.5 million.

The intangible assets acquired were valued by the Company with the assistance of independent appraisers utilizing customary valuation procedures and techniques. Goodwill recorded in the acquisition has been tested as required by SFAS 142. During the year ended December 31, 2004 and in accordance with Emerging Issues Task Force (“EITF”) Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” accrued liabilities and goodwill of approximately $1.1 million were recorded to account for the execution of the integration plan developed at the time of acquisition, including severance packages to Aloha employees.

The following is a summary of the fair values of the assets acquired and liabilities assumed as of the date of the Aloha acquisition:

(Dollars in Thousands)
Current assets	$4,057
Property, plant and equipment	618
Identifiable intangible assets	26,100
Goodwill	24,743

Total assets acquired	55,518

Current liabilities	6,583
Long-term liabilities	45

Total liabilities assumed	6,628

Purchase price	$48,890

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Aloha acquisition, goodwill of approximately $24.7 million was assigned to the Hospitality segment and will be deductible for tax purposes over a period of 15 years. The following is a summary of the intangible assets acquired and the weighted-average useful lives over which they will be amortized:

(Dollars in Thousands)	Purchased Assets	Weighted- Average Useful Lives
Core and developed technology	$10,600	3 years
Reseller network	9,200	15 years
Direct sales channel	3,600	10 years
Covenants not to compete	1,400	3 years
Trademarks and tradenames	1,300	Indefinite

Total intangible assets acquired	$26,100

The following unaudited pro forma financial information for the year ended December 31, 2004 presents results as if the acquisition had occurred on January 1, 2004 and is presented for comparison purposes with the actual results for the year ended December 31, 2005 (in thousands, except per share data):

	2005	2004
Revenue	$172,042	$135,709
Income (loss) from continuing operations, after income tax	5,562	1,501
Income (loss) per share from continuing operations—basic	0.19	0.05
Income (loss) per share from continuing operations—diluted	0.18	0.05

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition and from increased interest expense on acquisition debt. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been consummated on January 1, 2004.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of ICON Software Limited

On December 18, 2002 the Company purchased the software source code from ICON Software Limited (“ICON”), a provider of software solutions for the entertainment and cinema industry. The transaction included the purchase of certain software technology source code and customer lists. The purchase price consisted of approximately $0.4 million in cash. Intangible assets of approximately $0.4 million were recorded as a result of this transaction. Prior to 2003, the intangibles related to this acquisition were being amortized over one year (See Notes 2 and 5). As more fully described in Note 5, during the second quarter of 2003, the Company wrote off the remaining unamortized portion of these intangible assets of approximately $0.2 million.

Acquisition of Breeze Software Proprietary Limited

On May 9, 2001, the Company acquired all of the outstanding common stock of Breeze Software Proprietary Limited (“Breeze”), a leading provider of software applications for retailers in the Australian marketplace. The purchase price consisted of $1.7 million in cash and assumption of net liabilities of approximately $0.7 million. Total consideration, including approximately $0.4 million in transaction costs, was approximately $2.8 million. Goodwill of approximately $2.8 million was recorded as a result of this transaction. The Company was obligated to pay additional consideration of cash and/or stock in the event that certain earnings milestones were achieved. During the years ended December 31, 2004 and 2003, certain specified earnings milestones were achieved and the Company paid additional consideration of approximately 238,000 shares and 141,000 shares, respectively, of common stock for a total consideration of approximately $1.0 million and $1.2 million, respectively, based upon the quoted price of the Company’s stock, which was allocated to goodwill. In addition, during the fourth quarter of 2004, a final earnings milestone was achieved and the Company elected to pay the additional consideration of $1.3 million in cash. This final payment, which was allocated to goodwill, was accrued in the fourth quarter of 2004 and paid during the first quarter of 2005.

Divestiture of Enterprise Software Systems Business

On January 31, 2004, the Company completed a tax free split-off of the Company’s Enterprise Software Systems (“Enterprise”) business now known as BlueCube Software, to Erez Goren, the Company’s former Co-Chairman and Co-Chief Executive Officer. Pursuant to the terms of the Share Exchange Agreement under which the split-off was effected, Radiant contributed specified assets and liabilities of the Enterprise business, together with $4.0 million in cash, to the newly formed subsidiary, and then transferred all of the shares of the new company to Erez Goren in exchange for the redemption of 2.0 million shares of common stock of the Company, valued at $16.3 million based upon the quoted price of the Company’s stock on January 31, 2004. The shares redeemed represented approximately 7% of the Company’s outstanding shares at the time. The consideration for the transaction was determined based on negotiations between the special committee of the Company’s independent directors and Mr. Goren. At the completion of this transaction, Mr. Goren resigned as Co-Chairman and Co-Chief Executive Officer of Radiant and as a member of the Company’s Board of Directors.

During the year ended December 31, 2005, the Company recorded no additional expenses related to the divestiture of the Enterprise business.

For the one month ended January 31, 2004 and the year ended December 31, 2003, the Enterprise business generated revenues of approximately $1.8 million and $17.8 million, respectively, and generated net losses of approximately $0.9 million and $41.8 million, respectively. Approximately $32.9 million of the loss generated by the Enterprise business during the year ended December 31, 2003 was the result of non-recurring charges related to impairments of (1) goodwill of approximately $6.2 million, (2) TriYumf Asset of approximately $10.6 million and (3) capitalized software of approximately $16.1 million. The Enterprise results are included in discontinued operations in the Company’s consolidated statement of operations.

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

Commitments and Contingencies from Enterprise Divestiture

Radiant has a contractual obligation for performance under certain existing customer contracts that have not been assigned to BlueCube at Radiant’s choice or because they require the consent of the customer (Legacy Contracts). Under a Reseller and Services Agreement, BlueCube is obligated to fulfill the terms of these Legacy Contracts, including providing hosting, support, maintenance and professional services. BlueCube will act as Radiant’s subcontractor, and indemnify Radiant for any losses associated with its performance or non-performance of the Legacy Contract obligations. Radiant will continue to invoice these Legacy customers on behalf of BlueCube. Radiant will pass through the payments received in these transactions as they are received from the customers. As of December 31, 2005, Radiant had received approximately $0.1 million from Legacy customers that was not yet passed through to BlueCube. This amount has been included in accrued contractual obligations and payables due to BlueCube in the accompanying consolidated balance sheet as of December 31, 2005.

Under this Reseller and Services Agreement with BlueCube, Radiant became a preferred reseller of selected BlueCube computer products. A portion of the fixed price charged to customers for BlueCube products is remitted to BlueCube based on a fixed percentage of this price, as stated in the agreement. For the years ended December 31, 2005 and 2004, the Company recognized approximately $2.0 million and $1.7 million of revenues on a gross basis under this agreement, respectively. As of December 31, 2005 and 2004, Radiant had a payable due to BlueCube related to the fixed percentage passed through of approximately $1.2 million and $1.3 million, respectively. These amounts have been included in accrued contractual obligations and payables due to BlueCube in the accompanying consolidated balance sheet. In addition, for the years ended December 31, 2005 and 2004, the Company recognized approximately $0.5 million and $1.3 million of revenues that were generated from the sale of Radiant products to BlueCube. As of December 31, 2005 and 2004, Radiant had a receivable due from BlueCube of approximately $0.5 million and $0.3 million, respectively.

Radiant also maintains rights to access product source code and information needed to fulfill Legacy Contract obligations if BlueCube fails to perform. For a limited number of existing customer contracts, Radiant and BlueCube had a shared liability, which included penalties, for a period of 18 months after January 31, 2004, based upon the revenue received by each party under the contract. For one of these contracts, milestones defined in the original contract were amended. Failure to meet these amended milestones would have resulted in penalties and/or losses. Radiant did not incur any penalties and/or losses under this contract.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the initial cash included in the transaction, it was agreed that approximately $5.3 million of unearned revenue would be transferred to BlueCube upon BlueCube’s completion of the related contractual commitments. Approximately $0.6 million, $4.0 million and $4.6 million was paid during the years ended December 31, 2005 and 2004 and from the disposition date through December 31, 2005, respectively. Management expects the majority of the remaining cash to be transferred to BlueCube over the next twelve months. The remaining liability of approximately $0.7 million is included in accrued contractual obligations and payables due to BlueCube in the accompanying consolidated balance sheet as of December 31, 2005.

Radiant has also agreed to sublease a portion of its property, currently under an operating lease, to BlueCube. This sublease will expire concurrently with Radiant’s operating lease on the property in January 2013. Operating lease rentals received are recorded against operating lease expense in the consolidated statements of operations. BlueCube has the right to early termination beginning on January 31, 2007, and must provide Radiant with an 18 month notice that early termination will occur. Payments received from BlueCube under this sublease totaled approximately $1.3 million and $1.1 million during the years ended December 31, 2005 and 2004, respectively. Aggregate future minimum lease payments under this sublease agreement as of December 31, 2005, are approximately $1.4 million per year for years 2006 through 2010, and a total of approximately $3.0 million over the remaining 25 months of the lease. In conjunction with this sublease agreement, Radiant and BlueCube entered into a right of refusal and option agreement pertaining to real property currently owned by Radiant and adjacent to the property being subleased by BlueCube. Under this agreement, BlueCube has an option to purchase the real property at a stated value, which management believes is the fair value at the time of the split-off. BlueCube has the right of refusal if Radiant obtains an offer to sell the real property to another party. The exercise of this right will result in BlueCube purchasing the real property at a price based on a formula and the third-party offer obtained by Radiant. This agreement is subordinate to a pre-existing right of first refusal with a third-party.

Impairment of HotelTools Software

During 2003, management approved a plan to sell the acquired HotelTools software. At the time this plan was approved, the software became available for immediate sale and management actively pursued interested parties to sell the software in its present condition. As a result of this impending sale and in accordance with the provisions of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, the Company wrote down the assets associated with HotelTools to its net realizable value. Additionally, the Company reclassified the remaining intangible asset balance of approximately $550,000 to other short-term assets to reflect the impending sale. During the second quarter of 2005, there was no activity or discussions with interested parties and management made the decision to no longer actively pursue potential acquirers of the software. Accordingly, it was determined that the asset should be written off and an impairment charge of approximately $550,000 has been reflected in the accompanying consolidated statement of operations for the year ended December 31, 2005.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. GOODWILL AND OTHER INTANGIBLES, NET

Goodwill

During the second quarter of 2003, management determined that it was more likely than not that a portion of the business, the Enterprise Software Systems business, would be sold or otherwise disposed. Management determined that the likelihood of sale did not warrant assets held for sale treatment as all the criteria for held for sale treatment were not met as prescribed under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). However, the Company viewed the likelihood of this sale as a triggering event requiring an interim impairment test as prescribed by the guidelines in SFAS 142. As a result, the Company performed a step one impairment test to determine if the carrying value of any reporting unit including goodwill exceeded its fair value. Upon completion of this initial test, the Company determined that goodwill was potentially impaired at two of its business units, Hospitality and International, and that a step two impairment test was required. The Company has subsequently restructured its reportable segments. To determine whether the goodwill at these business units was impaired, the Company performed an analysis similar to that of a purchase price allocation, where the fair value of the individual tangible and intangible assets (excluding goodwill) and liabilities of the reporting units were compared to the fair value of the reporting units, with the residual amount being the fair value assigned to goodwill. The fair values of reporting units were estimated using discounted cash flows, specifically, estimating the present value of the future cash flows of the reporting units. The fair value of each of the assigned assets and liabilities was determined using either a cost, market or income approach, as appropriate, for each individual asset or liability. As a result of the foregoing, the Company determined that the goodwill assigned to its Hospitality business unit in the amount of $2.3 million was impaired, as well as approximately $3.9 million of goodwill at its International business unit. As such, the Company recorded a goodwill impairment charge totaling $6.2 million during the second quarter of 2003 which is reflected in the income (loss) from discontinued Enterprise business in the Company’s consolidated statements of operations (Note 4).

The Company’s evaluation of goodwill in accordance with SFAS 142 for 2005 and 2004 and completed on January 1, 2006 and 2005, respectively, resulted in no impairment losses. Changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	Hospitality	Petroleum & Convenience Retail	Entertainment	Total
Balance, December 31, 2003	$—	$5,276	$2,261	$7,537
Aloha acquisition (Note 4)	24,743	—	—	24,743
E-Needs acquisition (Note 4)	—	—	110	110
Breeze acquisition, including associated currency translation adjustment (Note 4)	—	2,537	—	2,537

Balance, December 31, 2004	24,743	7,813	2,371	34,927

Currency translation adjustment related to Breeze acquisition (Note 4)	—	(280)	—	(280)
MenuLink acquisition (Note 4)	10,163	—	—	10,163
Utilization of acquired deferred tax asset (Note 9)	—	(571)	—	(571)

Balance, December 31, 2005	$34,906	$6,962	$2,371	$44,239

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

A summary of the Company’s intangible assets as of December 31, 2005 and 2004 is as follows (in thousands):

	Weighted Average Amortization Lives	December 31, 2005		December 31, 2004
Description		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core and developed technology – Hospitality	3.5 years	$12,500	$(7,031)	$10,600	$(3,386)
Reseller network – Hospitality	15 years	9,200	(1,201)	9,200	(588)
Direct sales channel – Hospitality	8.5 years	5,000	(752)	3,600	(345)
Covenants not to compete – Hospitality	4 years	1,600	(924)	1,400	(447)
Trademarks and tradenames – Hospitality	Indefinite	1,300	—	1,300	—
Trademarks and tradenames – Hospitality	5 years	300	(15)	—	—
Customer list and contracts – Entertainment	5 years	250	(85)	250	(35)
Core and developed technology – Entertainment	2.5 years	200	(114)	200	(47)
Covenants not to compete – Entertainment	10 years	150	(26)	150	(11)
Other		492	(307)	492	(304)

Total intangible assets		$30,992	$(10,455)	$27,192	$(5,163)

Amortization expense related to intangible assets was approximately $5.3 million, $4.9 million and $31,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Future amortization expense, including the January 2006 Synchronics acquisition as discussed in Note 15 and assuming no future acquisitions, dispositions or impairments of intangible assets, is estimated to be $7.5 million in 2006, $3.6 million in 2007, $3.4 million in 2008, $3.3 million in 2009 and $2.9 million in 2010.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. DEBT

On March 31, 2005, the Company entered into a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Foothill, Inc., as the arranger, administrative agent and initial lender. Other lenders may participate in the Credit Agreement from time to time. The Credit Agreement provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $15 million. The revolving loan amount available to the Company is derived from a monthly borrowing base calculation using the Company’s various receivables balances. The amount derived from this borrowing base calculation is further reduced by the total amount of letters of credit outstanding. Loans under the Credit Agreement will bear interest, at Radiant’s option, at either the London Interbank Offering Rate plus two and one half percent or at the rate that Wells Fargo Bank, N.A. announces as its prime rate then in effect. Fees associated with the Credit Agreement are typical for transactions of this type. The Credit Agreement contains certain customary representations and warranties from Radiant. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of Radiant’s assets; and limitations on transactions with related parties. In addition, the Credit Agreement contains various financial covenants, including: minimum EBITDA levels; minimum tangible Net Worth; and maximum capital expenditures. As of December 31, 2005, the Company was in compliance with all financial covenants. The Credit Agreement also contains customary events of default, including: nonpayment of principal, interest, fees or charges when due; breach of covenants; material inaccuracy of representations and warranties when made; and insolvency. If any events of default occur and are not cured within the applicable grace periods or waived, the administrative agent shall at the election of the required lenders terminate the commitments and declare the loans then outstanding to be due and payable in whole or in part together with accrued interest and any unpaid accrued fees and all other liabilities of Radiant there under. The Credit Agreement is secured by the assets of the Company. As of December 31, 2005, the Company has approximately $3.3 million in letters of credit against its available balance of approximately $8.4 million and no outstanding balance against the revolver. On January 1, 2006, approximately $2.7 million in letters of credit expired and were not renewed.

In the second quarter of 2005, the Company received $15 million in proceeds from the term loan facility in its Credit Agreement. The majority of these funds were used to pay off a significant portion of the promissory notes held by the previous shareholders of Aloha. In connection with this payoff, the Company entered into an amended and restated promissory note in the amount of $1.5 million with the previous shareholders of Aloha. During the fourth quarter of 2005, the Company modified the amended promissory note by reducing the $1.5 million principal amount to $1.0 million. The decrease was due to agreed upon purchase price adjustments. The principal on this note will be paid over the course of the third and fourth quarters of 2008 and the first quarter of 2009.

The Company entered into an amendment of its Credit Agreement with Wells Fargo Foothill, Inc. on January 3, 2006 (see Note 15 of the consolidated financial statements). The amendment increased the aggregate term loan facility available under this agreement from $15 million to $31 million and extended the expiration of the date of the Credit Agreement from March 31, 2008 to March 31, 2010. Certain of the financial and other covenants were also modified as a result of the amendment. As of January 3, 2006, aggregate borrowings under this facility totaled approximately $29.3 million.

In the fourth quarter of 2005, the Company issued approximately $4.1 million in notes payable related to the acquisition of MenuLink. The interest on the notes is calculated based on the prime rate and payments for both principal and interest are being made in equal installments over a 36-month period. The notes are scheduled to be paid off by the fourth quarter of 2008.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of long-term debt and the related balances as of December 31, 2005 and 2004 (in thousands):

Description of Debt	2005	2004
Promissory note with shareholders bearing interest based on the prime rate plus one percent. All principal and interest were paid in January 2005.	$—	$1,788
Promissory note (as amended) with Aloha shareholders bearing interest based on the prime rate plus one percent with interest being paid monthly and principal being paid over the course of three fiscal quarters beginning in the third quarter of 2008.	964	16,483
Term loan with a bank bearing interest based on the prime rate with principal being paid at $250,000 per month plus accrued interest. All unpaid principal and accrued interest is due upon termination or expiration of the Credit Agreement.	13,500	—
Promissory notes with MenuLink shareholders bearing interest based on the prime rate and being paid in thirty-six equal installments of principal and interest through the fourth quarter of 2008.	3,919	—

Total	$18,383	$18,271

Approximate annual maturities of notes payable that were outstanding at December 31, 2005 are as follows:

(Dollars in Thousands)
2006	$4,292
2007	4,382
2008	9,516
2009	193

Balance, December 31, 2005	$18,383

If the $16 million in loan proceeds received from Wells Fargo Foothill, Inc. on January 3, 2006 had been included in the schedule above, the approximate annual maturities of notes payable for the periods subsequent to December 31, 2005 would have been approximately $7.0 million in 2006, $7.3 million in 2007, $12.4 million in 2008, $3.1 million in 2009, and $4.6 million in 2010.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. RESTRUCTURING CHARGES

Lease Restructuring Charges

During the third quarter of 2005, Radiant decided to consolidate certain facilities located in Alpharetta, Georgia, in order to reduce future operating costs. This resulted in the abandonment of one facility, which formerly housed the Company’s customer support call center. The restructuring charges were not attributable to any of the Company’s reportable segments. In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments at the abandonment date less the estimated sublease rentals that could reasonably be obtained from the property.

This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005 which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. As of December 31, 2005, approximately $1.0 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the fourth quarter of 2010 (lease expiration date). The table below summarizes the activity in the restructuring reserve:

	Lease Commitments			Write-off of Leasehold Improvements	Total
(Dollars in thousands)	Short- Term	Long- Term	Total
Balance as of December 31, 2004	$—	$—	$—	$—	$—

Lease restructuring charges	446	754	1,200	250	1,450
Non-cash expense	—	—	—	(250)	(250)
Expenses charged against restructuring reserve	(84)	(129)	(213)	—	(213)

Balance as of December 31, 2005	$362	$625	$987	$—	$987

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance Costs

During the second quarter 2003, in response to slower economic conditions, the Company downsized its workforce by approximately 5% to reduce its operating expenses and better align resources within the Company. As a result, the Company established a restructuring reserve of approximately $0.2 million for employee severance. The Company paid all amounts under this reserve and had no further liabilities related to this action as of December 31, 2005 and 2004.

During 2004, in connection with the purchase of Aloha and the efficiencies obtained in the consolidation of several processes and the alignment of resources, the Company accrued for severance payments of approximately $1.1 million and included this amount in goodwill. During 2005 and 2004, approximately $0.6 million and $0.2 million of these liabilities, respectively, were paid and the remaining liability is included in accrued expenses and other long-term liabilities. The remaining liability of approximately $0.3 million is expected to be paid in 2006.

Lease Termination Fees

In January 2001, the Company announced the permanent closure of its facilities in Hillsboro, Oregon and Pleasanton, California. The decision to close these facilities was made to reduce costs and consolidate operations at the Company’s headquarters in Alpharetta, Georgia. As a result of the closings, in 2001 the Company recorded a restructuring charge of approximately $1.2 million relating to severance and estimates of certain lease termination fees based on management’s estimation of time to re-lease the California facilities. During 2003, the Company recorded an additional restructuring charge of approximately $1.0 million. This charge related to actual lease settlement fees associated with the closure of one of the California facilities, as well as management’s estimate of settlement fees, recorded at the minimum amount of a probable range, associated with a second California facility. While the settlement fees related to these facilities occurred prior to the issuance of SFAS 146, the accounting treatment is consistent with the provisions of SFAS 146.

8. ACCRUED LIABILITIES

The components of accrued liabilities at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Accrued wages	$2,297	$2,242
Bonus and commissions payable	5,073	3,060
Payable to former Breeze shareholders	—	1,297
Employee benefits payable	136	1,410
Other accrued liabilities	6,131	3,916

	$13,637	$11,925

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. INCOME TAXES

The following summarizes the components of the income tax provision (in thousands):

	Years ended December 31,
	2005	2004	2003
Current taxes:
Federal	$95	$—	$—
State	50	40	69
Foreign	313	99	311
Deferred taxes	571	—	1,350

Income tax provision	$1,029	$139	$1,730

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income from continuing operations before taxes. Reconciliation of these differences is as follows:

	2005	2004	2003
Statutory federal tax rate	34.0%	35.0%	(35.0)%
State income taxes, net of federal tax benefit	0.8	5.0	(5.0)
Foreign taxes	2.0	2.5	0.4
Meals and Entertainment	1.0	2.3	0.1
Valuation allowance on deferred tax assets	(23.0)	(36.2)	40.6
Other	1.1	—	2.6

	15.9%	8.6%	3.7%

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred taxes as of December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004
Current:
Inventory reserve	$1,445	$1,652
Allowance for doubtful accounts	1,504	1,348
Other	957	231
Valuation allowance	(3,906)	(3,231)

Total current deferred taxes	$—	$—

Long term:
Net operating loss carryforward	$9,770	$11,593
Research tax credit	2,448	2,447
Foreign tax credit	137	—
Alternative minimum tax credit	113	—
Depreciation	753	768
Intangibles	2,709	4,169
Capitalized software	(843)	(938)
Valuation allowance	(15,283)	(18,039)
Other	196	—

Total long term deferred taxes	$—	$—

Significant management judgment is required in determining whether any valuation allowance should be recorded against the Company’s net deferred tax asset. A valuation allowance of $19.2 million and $21.3 million has been provided at December 31, 2005 and 2004, respectively, to offset the related deferred tax assets due to uncertainty of realizing the benefit of the US and foreign net operating losses, tax credits and temporary differences. For the year ended December 31, 2005, the valuation allowance decreased by approximately $2.1 million primarily as a result of (1) the utilization of U.S. and foreign net operating losses to offset current taxable income and (2) the offsetting temporary differences associated with the intangible assets acquired as part of the MenuLink acquisition. Of the total reduction, $0.6 million resulted in a reduction in goodwill. Despite the valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset the tax liability of future taxable income.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, the Company had U.S. federal net operating loss carryforwards of approximately $24.7 million and foreign net operating loss carryforwards of $0.9 million. The tax losses and carryforwards (if not utilized against taxable income) expire from 2018 to 2024. Approximately $13.3 million of the U.S. net operating loss carryforwards are attributable to tax deductions related to the exercise of stock options. Because stock option deductions are not recognized as an expense for financial purposes, the tax benefit for stock option deductions must be credited to additional paid-in capital when recognized.

In addition, the Company has certain tax credit carryforwards available to offset future tax liability including research and development, alternative minimum and foreign tax credits. The amounts at December 31, 2005 total $2.5 million, $0.1 million and $0.1 million respectively. The research and development and foreign tax credits expire from 2010 to 2025. The alternative minimum tax credit carries forward indefinitely to offset future U.S. tax liability.

U.S. income and foreign withholding taxes have not been provided for cumulative undistributed earnings of foreign subsidiaries and equity investees. The Company intends to reinvest these earnings for the foreseeable future. If these amounts were distributed to the United States, in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings or investments is not practicable.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, equipment and certain vehicles under noncancelable operating lease agreements expiring on various dates through 2013. Total rent expense under operating leases was approximately $3.7 million, $4.2 million and $4.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company leases various equipment under a three-year capital lease that expires in December 2007. Aggregate future minimum lease payments under the capital lease, noncancelable operating leases in effect as of December 31, 2005, and noncancelable operating leases which commenced subsequent to December 31, 2005 are as follows (in thousands):

	Capital Leases	Operating Leases
2006	$41	$6,398
2007	42	6,655
2008	—	6,157
2009	—	5,981
2010	—	6,050
Thereafter	—	10,568

Total	$83	$41,809

Less: Amount representing interest	4

Net present value of minimum lease payments	79
Less: Current portion of capital lease	37

Long-term portion of capital lease obligation	$42

The schedule above includes the lease obligations resulting from (i) the Synchronics acquisition, which occurred on January 3, 2006, (ii) the lease on the new Fort Worth, Texas facility, which will commence in the first half of 2006 and (iii) the new lease on a warehouse facility in Alpharetta, Georgia, which will commence in the second quarter of 2006. Also included in this schedule are the future minimum lease payments related to facilities that are being subleased. The total minimum rentals to be received in the future under noncancelable subleases as of December 31, 2005 are approximately $1.6 million in years 2006 through 2009, $1.7 million in 2010 and $3.0 million thereafter.

Employment Agreements

As part of the acquisitions of Aloha and MenuLink, the Company has employment agreements with four employees. Under these employment agreements, in the event the Company terminates the employment without cause or if the employee terminates the employment with good reason, the Company would be obligated to pay the employee severance at a rate equal to his or her base salary at the date of termination for the remaining term of the agreement. The employment agreements expire over various periods through January 2007.

Letters of Credit

As of December 31, 2005 and 2004, the Company had outstanding letters of credit of approximately $3.3 million and $2.5 million, respectively. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The outstanding letters of credit reduce the amount available under the revolving loan provided by the Credit Agreement with Wells Fargo Foothill, Inc. Further explanation of this agreement is presented in Note 6. On January 1, 2006, approximately $2.7 million in letters of credit expired and were not renewed.

Legal Matters

Radiant is and has been involved in legal proceedings arising in the normal course of business. The Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s results of operations or financial position.

Purchase Commitments

The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The anticipated payments related to these purchase orders are approximately $2.1 million in 2006 and $0.2 million in 2007.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2004, the Company repurchased 2.1 million shares at a weighted average price of $8.09 for its treasury at a cost of approximately $17.3 million. Approximately 2.0 million shares were repurchased in connection with the divesture of the Enterprise segment and were subsequently retired (Note 4). The remaining 141,000 shares were repurchased from the former shareholders of Breeze, who were issued the shares in December 2003 in connection with the additional consideration given for obtaining certain earnings milestones, pursuant to the Breeze acquisition agreement (Note 4). At the Company’s option, cash equaling the value of the shares issued was exchanged for the shares. During the fourth quarter 2004, the Company retired the remaining 141,000 shares that remained in its treasury.

In the first quarter of 2005, the Company repurchased approximately 238,000 shares of common stock at a cost of approximately $1.0 million from the former shareholders of Breeze, who were issued the shares in connection with the specified earnings milestones that were achieved in the fourth quarter of 2004.

In the fourth quarter of 2005, the Board of Directors of the Company authorized a re-commencement of the Company’s stock repurchase program authorizing the repurchase of up to 1.0 million shares at a price not to exceed $20.00 per share through October 2007. The Company did not repurchase any shares under this plan in 2005.

As of December 31, 2005, the Company has repurchased and subsequently retired approximately 3.6 million shares of its common stock, for total consideration of approximately $30.0 million under these repurchase programs.

Preferred Stock

In January 1997, the Company authorized 5,000,000 shares of preferred stock with no par value. The Company’s Board of Directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. EMPLOYEE BENEFITS

Stock-Based Compensation Plans

Employee Stock Purchase Plan

During 1998, the Company’s Board of Directors adopted, with shareholder approval, the 1998 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, the Company is authorized to issue up to 2,500,000 shares of Radiant’s common stock to its qualified employees, who may purchase shares at 85% of the appropriate market price every six months. The purchase price of the stock is the lower of the market price in effect on the day the offering starts or the day the offering terminates. In 2005, 2004 and 2003, the Company issued approximately 293,000 shares, 448,000 shares and 232,000 shares under the ESPP at an average price of $6.18, $3.83 and $5.52 per share, respectively. As of December 31, 2005, there were approximately 1,002,000 shares available for future issuance under the ESPP.

Effective January 1, 2005, an amendment was made to the ESPP which required any shares purchased under the plan to be held for a minimum of six months. However, as of December 31, 2005, the Company announced its intentions to remove the required six-month holding period. In addition, the Company plans to increase the frequency of stock purchased under the ESPP to a monthly basis and decrease the purchase price discount from 15% to 5%. The changes to the ESPP are being made in an effort to reduce future stock compensation expense. The Company is finalizing these changes and plans to implement the new program effective June 1, 2006.

Directors Stock Option Plan

During 1997, the Company’s Board of Directors adopted, with shareholder approval, the Non-Management Directors’ Stock Option Plan (the “Directors’ Plan”) for non-management directors of the Company, under which the Company may grant options to purchase up to 150,000 shares of Radiant’s common stock to nonemployee directors of the Company. Options are granted at an exercise price, which is not less than fair value as referenced to quoted market prices. Initial grants to new directors are exercisable over three years, while annual grants are exercisable six months after the grant date. Options granted under the Directors’ Plan expire ten years from the date of grant. During 2002, the Directors’ Plan was amended to increase the number of options available for grant to 300,000 shares, as well as to increase the grant to a non-employee director upon initial appointment to 25,000 from 15,000 and the annual grant to 10,000 from 5,000. The Company granted 65,000, 30,000 and 55,000 options under this plan in 2005, 2004 and 2003, respectively. As of December 31, 2005, the Company has granted approximately 335,000 options under the Directors’ Plan, of which 7,500 have been exercised and 47,500 have been cancelled.

1995 Stock Option Plan

The Company’s 1995 Stock Option Plan (the “1995 Plan”), as amended, was approved by shareholders and authorizes the issuance of up to 13,000,000 incentive and nonqualified stock options to key employees. Options are granted at an exercise price which is not less than fair value as estimated by the Board of Directors and become exercisable as determined by the Board of Directors, generally over a period of four to five years. Options granted under the 1995 Plan expire ten years from the date of grant. At December 31, 2005, there were no more options available to purchase shares of common stock under the 1995 Plan. From the inception of the 1995 Plan through December 31, 2005, the Company has granted a cumulative 1,477,235 nonqualified stock options outside the plan, of which, 710,935 have been cancelled and 551,100 have been exercised. During the fourth quarter of 2004, the Company made a one-time grant of 1,136,000 options to key employees. The options granted in 2005 and 2004 contain provisions that allow for early vesting if certain stock price targets are met.

2005 Long-Term Incentive Plan

Effective April 25, 2005, the 2005 Long-Term Incentive Plan (“LTIP”) was adopted by the Company’s board of directors. The intent of the LTIP is to replace both the 1995 Plan and the Directors’ Plan and become the only plan for providing stock-based incentive compensation to directors and employees of the Company, other than the ESPP which remains in effect. Options previously granted under the 1995 Plan and the Directors’ Plan will remain exercisable in accordance with the terms of the respective plans. The LTIP provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance units and phantom stock. The LTIP authorizes the issuance of up to 2,500,000 shares of the Company’s common stock and the maximum that may be granted to any one employee in any calendar year is 250,000. No grants may be made under the LTIP subsequent to April 24, 2015. During the year ended December 31, 2005, no awards were granted under the LTIP as the Company continued to grant options from the 1995 Plan and the Directors’ Plan.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Exchange Program

On December 2, 2004, the Company announced a voluntary stock option exchange program for the benefit of its employees. Under the program, employees were offered the opportunity, if they elected, to cancel certain outstanding stock options previously granted to them under the Plan for new stock options granted in 2005. Under the exchange program, the new options were exercisable for one share of common stock for every two shares of common stock issuable upon exercise of a surrendered option. For options with exercise prices greater than $15.00 per share, the new options were exercisable for one share of common stock for every three shares of common stock issuable upon exercise of a surrendered option. The exercise price of the new options were equal to the last reported sale price of common stock during regular trading hours as reported by the NASDAQ National Market System on the grant date. The new options become exercisable in three equal annual installments beginning on the first anniversary of the date of grant and will expire on the fifth anniversary of the grant date, or earlier in the event of the termination of employment. The election period ended on December 30, 2004. On December 31, 2004, 116,094 options at an average exercise price of $15.84 were cancelled under this program. In accordance with EITF Issue 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 Abstract,” no compensation charges were recorded. Members of the Company’s Board of Directors, executive officers, and certain other members of the senior management team were not eligible to participate in this program. On July 1, 2005, 50,922 new options were granted under this program.

Radiant measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. As the exercise of all options granted under these plans was equal to the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in the consolidated statements of operations.

Stock option activity for each of the past three years was as follows (in thousands, except weighted average exercise price):

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,989	$8.63	7,302	$10.62	7,073	$11.31
Granted	371	10.79	2,395	5.11	1,257	6.95
Canceled	(444)	10.74	(2,442)	11.61	(817)	12.51
Exercised	(503)	5.79	(266)	4.38	(211)	4.21

Outstanding at end of year	6,413	$8.83	6,989	$8.63	7,302	$10.62

Options exercisable at end of year	4,381	$9.67	3,444	$10.72	3,981	$11.01

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the range of exercise prices, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date for stock options outstanding as of December 31, 2005 (in thousands, except weighted average price and remaining contractual life):

	Options Outstanding		Weighted Average Remaining Contractual Life (Years)	Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
$0.67 - $4.92	2,044	$4.41	5.35	1,205	$4.45
$5.23 - $7.00	1,564	6.22	6.69	1,143	6.11
$7.13 - $9.33	1,004	8.59	6.13	650	8.58
$9.50 - $15.27	922	12.00	6.60	526	12.63
$15.40 - $45.58	879	20.68	4.39	857	20.77

Total	6,413	$8.83		4,381	$9.67

Employee Savings Plans

The Company has a 401(k) profit-sharing plan (the “401(k) Plan”) available to all employees of the Company who have attained age 21. The 401(k) Plan includes a salary deferral arrangement pursuant to which employees may contribute a minimum of 1% and a maximum of 80% of their salary on a pretax basis, up to $14,000 in 2005. The Company may make both matching and additional contributions at the discretion of the Company’s Board of Directors. The Company made contributions of approximately $0.4 million, $0.3 million and $0 during 2005, 2004 and 2003, respectively.

As a result of the Company’s acquisition of Aloha in January 2004, the Company adopted Aloha’s 401(k) profit-sharing plan (“Aloha Plan”), which is available to all employees who have attained age 21. The Aloha Plan includes a salary deferral arrangement pursuant to which employees may contribute a minimum of 1% and a maximum of 50% of their salary on a pretax basis, up to $14,000 in 2005. The Company may make both matching and additional contributions at the discretion of the Company’s Board of Directors. The Company made contributions of approximately $0.2 million in each of the years ending December 31, 2005 and 2004. The total for 2005 includes contributions made by the Company on behalf of MenuLink employees, who participate in the Aloha Plan.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. SEGMENT REPORTING DATA

Prior to January 1, 2004, the Company operated through two primary reportable segments: Store Systems and Enterprise Software Systems. During the first quarter of 2004, the Company disposed of the Enterprise Software Systems segment and, as a result, restructured its business units into three primary segments: (i) Hospitality, (ii) Petroleum and Convenience Retail, and (iii) Entertainment. Each segment focuses on delivering site management systems, including point-of-sale (“POS”), self-service kiosk and back-office systems, designed specifically for each of the core vertical markets. All prior periods have been restated to conform to the new segments.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. The Company’s management evaluates the performance of the segments based on an internal measure of contribution margin, which is defined as income or loss from operations before certain allocated costs. The summary of the Company’s operating segments is as follows (in thousands):

	For the year ended December 31, 2005
	Hospitality	Petroleum & Convenience Retail	Entertainment	All Other	Total
Revenues	$92,102	$58,499	$19,312	$2,129	$172,042
Amortization of intangible assets	5,159	—	132	26	5,317
Product development	6,846	2,530	1,500	—	10,876
Contribution margin	17,997	8,955	4,891	402	32,245
Goodwill	34,906	6,962	2,371	—	44,239
Other identifiable assets	31,998	18,879	3,528	1,599	56,004

	For the year ended December 31, 2004
	Hospitality	Petroleum & Convenience Retail	Entertainment	All Other	Total
Revenues	$59,176	$54,095	$19,008	$2,595	$134,874
Amortization of intangible assets	4,784	—	94	13	4,891
Product development	3,431	3,768	1,551	44	8,794
Contribution margin	5,955	10,810	6,517	900	24,182
Goodwill	24,743	7,813	2,371	—	34,927
Other identifiable assets	39,226	17,248	3,994	2,470	62,938

	For the year ended December 31, 2003
	Hospitality	Petroleum & Convenience Retail	Entertainment	All Other	Total
Revenues	$19,507	$51,969	$20,498	$1,963	$93,937
Product development	3,251	5,675	1,319	—	10,245
Restructuring charges and impairments	1,714	—	—	903	2,617
Contribution margin	(4,265)	9,393	7,527	(1,085)	11,570
Goodwill	—	5,276	2,261	—	7,537
Other identifiable assets	4,869	15,321	3,277	3,327	26,794

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of contribution margin to net income (loss) for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	December 31,
	2005	2004	2003
Contribution margin for reportable segments	$32,245	$24,182	$11,570
Central corporate expenses unallocated	(26,683)	(22,707)	(17,525)
Income (loss) from operations of Enterprise business	—	(913)	(41,776)
Gain on disposal of Enterprise business	—	3,626	—

Net income (loss)	$5,562	$4,188	$(47,731)

The reconciliation of other identifiable assets to total assets as of December 31, 2005 and 2004 is as follows (in thousands):

	December 31,
	2005	2004
Other identifiable assets for reportable segments	$56,004	$62,938
Goodwill for reportable segments	44,239	34,927
Central corporate assets unallocated, including discontinued operations	42,262	31,889

Total assets	$142,505	$129,754

Revenues not associated with the Company’s Hospitality, Petroleum and Convenience Retail, or Entertainment segments are comprised of revenues from sales to BlueCube (Note 4) and hardware sales outside the Company’s segments.

The Company distributes its technology both within the United States of America and internationally. The Company currently has international offices in Australia, Czech Republic, the United Kingdom and Singapore. Revenues derived from international sources were approximately $33.1 million, $23.3 million and $12.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, the Company had international identifiable assets, including goodwill, of approximately $12.4 million and $14.4 million, respectively, of which approximately $4.1 million and $4.9 million, respectively, are considered long-lived assets.

The segment reporting data presented above may not reflect actual performance and actual asset balances had each segment been a stand-alone entity. Furthermore, the segment information may not be indicative of future performance.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables set forth certain unaudited financial data for each of the Company’s last eight calendar quarters. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. Net income per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year. Results for 2005 and 2004 include the results of MenuLink, Aloha and E-Needs from the date of acquisition (in thousands, except per share data):

	Quarter ended
	Mar 31, 2005	June 30, 2005	Sep 30, 2005		Dec 31, 2005
Total revenues	$37,339	$39,525	$46,836		$48,342

Gross profit	15,450	16,657	17,707		19,936

Net income	1,172	1,229	731		2,430

Basic and diluted net income per share	0.04	0.04	0.02		0.08

Basic and diluted income per share from continuing operations	0.04	0.04	0.02		0.08

	Quarter ended
	Mar 31, 2004	June 30, 2004	Sep 30, 2004		Dec 31, 2004
Total revenues	$26,841	$32,324	$35,939	(1)	$39,770	(1)

Gross profit	12,887	14,648	15,243		16,178

Net income (loss)	1,932	(199)	804		1,651

Basic and diluted net income (loss) per share	0.07	(0.01)	0.03		0.06

Basic and diluted (loss) income per share from continuing operations	(0.03)	—	0.03		0.05

Basic and diluted income (loss) per share from discontinued Enterprise business, net	0.10	(0.01)	—		—

(1)	An adjustment was made to reclassify amounts into the proper period by decreasing third quarter 2004 revenue and cost of sales by $0.4 million and increasing fourth quarter 2004 revenue and cost of sales by $0.4 million.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. SUBSEQUENT EVENTS

Acquisition of Synchronics, Inc.

On January 3, 2006, the Company acquired substantially all of the assets of Synchronics, Inc. (“Synchronics”), a supplier of business management and point-of-sale software for the specialty retail industry. Total consideration was approximately $27.0 million and consisted of approximately $19.5 million in cash (subject to a post-closing adjustment) and 592,347 shares of restricted common stock with a value of $12.66 per share based on the average closing price of the stock for the 20 days prior to the acquisition. The cash portion of the purchase price was paid on the date of closing. The Company expects the acquisition of Synchronics to be accretive to 2006 earnings as adjusted to exclude amortization of intangible assets. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired based on their fair values. The valuation to determine the fair value of the net assets acquired has not been completed yet. Accordingly, the Company cannot currently estimate the values that will be assigned to goodwill and other intangible assets. The Company plans on reporting the operations of the Synchronics business under a new “Retail” segment beginning in the first quarter of 2006.

Amendment to Credit Agreement

On January 3, 2006, the Company entered into an amendment to its Credit Agreement with Wells Fargo Foothill, Inc. The amendment increased the aggregate principal amount of loans available under this agreement from $30 million to $46 million and extended the expiration date of the Credit Agreement from March 31, 2008 to March 31, 2010. Certain of the financial and other covenants were also modified as a result of the amendment. As of January 3, 2006, aggregate borrowings under this facility totaled approximately $29.3 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors.

Based on their evaluation as of December 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

During the quarter ended December 31, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Radiant Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Radiant Systems, Inc and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 1, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 1, 2006

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item will be included in our proxy statement to be used in connection with the solicitation of proxies for our 2006 annual meeting of shareholders (the “2006 Proxy Statement”) to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics within the meaning of Item 406(b) of Regulation S-K, which applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. This Code of Business Conduct and Ethics is publicly available on the Company’s website at www.radiantsystems.com or upon request by writing to Radiant Systems, Inc., Attn: Investor Relations Director, 3925 Brookside Parkway, Alpharetta, Georgia 30022. If the Company makes substantial amendments to the Code of Business Conduct and Ethics or grants any waiver, including an implicit waiver, the Company will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K within five days of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will be included in our 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be included in our 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will be included in our 2006 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be included in our 2006 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following consolidated financial statements, together with the applicable reports of the independent registered public accounting firm, have been filed as Item 8 in Part II of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions are inapplicable, or the required information is included elsewhere in the financial statements.

SCHEDULE II

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts for the year ended (in thousands)	Balance at Beginning of Period	Additions Charged to Operations	Deductions	Balance at End of Period
December 31, 2003	$2,597	$612	$545	$2,664
December 31, 2004	2,664	986	26	3,624
December 31 ,2005	3,624	687	904	3,407

3. Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (“2/97 S-1”), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (“6/97 S-1”), (iii) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-41291 (“1997 S-8”), (iv) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-62157 (“1998 S-8”), (v) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-62151 (“ESPP S-8”), (vi) the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, (“1998 10-K”), (vii) the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “June 2001 10-Q”), (viii) the Registrant’s Form 8-K filed October 14, 2003 (the “October 14, 2003 8-K”), (ix) the Registrant’s Form 8-K filed December 16, 2003 (the “December 16, 2003 8-K”), (x) the Registrant’s Form 8-K filed January 23, 2004 (the “January 23, 2004 8-K”), (xi) the Registrant’s Form 8-K filed February 17, 2004 (the “February 17, 2004 8-K”), (xii) the Registrant’s Form 8-K filed December 15, 2003 (“December 15, 2003 8-K”), (xiii) the Registrant’s Form 8-K filed January 23, 2004 (“January 23, 2004 8-K”), (xiv) Registration Statement on Form S-8, Registration No. 333-71892 (“2001 S-8”), (xv) Exhibit 12(d)(5)(i) of the Schedule to Tender Offer Statement filed by the Registrant on December 2, 2004 (“2004 Schedule To”), (xvi) the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “March 2005 10-Q”), (xvii) the Registrant’s From 8-K filed January 9, 2006 (the “January 9, 2006 8-K”), and (xviii) Appendix A of the Registrant’s Definitive Proxy Statement filed July 19, 2005 (the “2005 Proxy”).

Exhibit Number	Description of Exhibit
*2.1	Asset Purchase Agreement, dated December 15, 2003, by and among Radiant Systems, Inc., Aloha Technologies, Ltd. et al. (December 16, 2003 8-K)

*2.1.1	Amendment No. 1 to Asset Purchase Agreement, dated January 13, 2004 (January 23, 2004 8-K)

*2.2	Asset Purchase Agreement, dated December 12, 2005, by and among Radiant Systems, Inc., Synchronics, Inc. and Jeff Goldstein (January 9, 2006 8-K)

* 3. (i)	Amended and Restated Articles of Incorporation (2/97 S-1)

* 3. (ii)	Amended and Restated Bylaws (2/97 S-1)

* 4.1	Specimen Certificate of Common Stock (2/97 S-1)

*10.1	Form of License, Support and Equipment Purchase Agreement (2/97 S-1)

*10.2	Employee Stock Purchase Plan (ESPP S-8, Exhibit 10.1)

*10.3	Amended and Restated 1995 Stock Option Plan (2/97 S-1)

*10.3.1	Amendment No. 1 to Amended and Restated 1995 Stock Option Plan (1997 S-8)

*10.3.2	Amendment No. 2 to Amended and Restated 1995 Stock Option Plan (1998 S-8)

*10.3.3	Amendment No. 3 to Amended and Restated 1995 Stock Option Plan (2001 S-8)

*10.3.4	Form of Option Agreement under 1995 Stock Option Plan (2004 Schedule To)

*10.4	Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.4.1	First Amendment to Lease Agreement dated April 3, 1998, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.4.2	Second Amendment to Lease Agreement dated September 1998, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.5	Lease Agreement dated November 11, 1997 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road) (1998 10-K)

Exhibit Number	Description of Exhibit
*10.5.1	First Amendment to Lease Agreement dated August 14, 1998 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road) (1998 10-K)

*10.6	Credit Agreement, dated March 31, 2005, between Radiant Systems, Inc. and Wells Fargo Foothill, Inc. (March 2005 10-Q)

*10.6.1	Fifth Amendment to Credit Agreement, dated January 3, 2006, between Radiant Systems, Inc. and Wells Fargo Foothill, Inc. (January 9, 2006 8-K)

*10.7	2005 Long-Term Incentive Plan (2005 Proxy)

10.9	Office Lease Agreement, dated September 16, 2005, by and between Radiant Systems, Inc. and Centreport Trinity, Ltd.

10.10	Radiant Lease Agreement for 1727 Kirby Parkway, dated January 3, 2006, by and between Radiant Systems, Inc. and Jeff Goldstein Investment Partnership

*10.13	Non-Management Directors’ Stock Option Plan (6/97 S-1)

*10.20	Asset Purchase and License Agreement, dated June 30, 2001, by and between Radiant Systems, Inc. and Tricon Restaurant Services Group (June 2001 10-Q)**

*10.21	Share Exchange Agreement, dated October 10, 2003, between Radiant Systems, Inc. and Erez Goren (October 14, 2003 8-K)

*10.22	Asset Purchase Agreement, dated December 15, 2003, by and among Radiant Systems, Inc., Aloha Technologies, Ltd. et al. (December 15, 2003 8-K)

*10.22.1	Amendment No. 1 to Asset Purchase Agreement, dated January 13, 2004 (January 23, 2004 8-K)

*10.23	Separation Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.24	Registration Rights Agreement, dated January 13, 2004 (January 23, 2004 8-K)

*10.25	Reseller and Services Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.26	Noncompetition Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Erez Goren (February 17, 2004 8-K)

*10.27	Tax Disaffiliation Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.28	Employee Benefits Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.29	Right of First Refusal and Purchase Option Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.30	Sublease and Facilities Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

10.31	Employment Arrangements with Executive Officers

10.32	Director Compensation Arrangements

21.1	Subsidiaries of the Registrant

Exhibit Number	Description of Exhibit
23.1	Consent of Deloitte & Touche LLP

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Alpharetta, State of Georgia on March 1, 2006.

RADIANT SYSTEMS, INC.

By:	/s/ JOHN H. HEYMAN
John H. Heyman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALON GOREN Alon Goren	Chairman of the Board and Chief Technology Officer	March 1, 2006

/s/ JOHN H. HEYMAN John H. Heyman	Chief Executive Officer and Director (principal executive officer)	March 1, 2006

/s/ MARK E. HAIDET Mark E. Haidet	Chief Financial Officer (principal financial officer)	March 1, 2006

/s/ ROBERT R. ELLIS Robert R. Ellis	Corporate Controller (principal accounting officer)	March 1, 2006

/s/ MICHAEL Z. KAY Michael Z. Kay	Director	March 1, 2006

/s/ JAMES S. BALLOUN James S. Balloun	Director	March 1, 2006

/s/ J. ALEXANDER M. DOUGLAS, JR. J. Alexander M. Douglas, Jr.	Director	March 1, 2006

/s/ WILLIAM A. CLEMENT, JR. William A. Clement, Jr.	Director	March 1, 2006