Form 10-Q
period 2006-03-31
RADIANT SYSTEMS INC
filed 2006-05-04
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

31,088,903 shares of the registrant’s no par value common stock were outstanding as of April 28, 2006.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information contained in this report is furnished for the Registrant, Radiant Systems, Inc. (“Radiant” or the “Company”). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. The financial information presented herein should be read in conjunction with the financial statements included in the Registrant’s Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$13,862	$17,641
Accounts receivable, net of allowances for doubtful accounts of $3,589 and $3,407, respectively	32,335	27,047
Receivable due from BlueCube	265	512
Inventories, net	20,115	18,093
Other current assets	2,571	2,287

Total current assets	69,148	65,580

Property and equipment, net	11,171	9,607
Software development costs, net	2,543	2,249
Goodwill	61,302	44,239
Other intangible assets, net	29,590	20,537
Other long-term assets	298	293

Total assets	$174,052	$142,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,368	$10,355
Accrued liabilities	11,604	13,637
Accrued contractual obligations and payables due to BlueCube	2,348	1,947
Client deposits and unearned revenues	17,354	12,490
Current portion of capital lease payments	36	37
Current portion of long-term debt	7,210	4,292

Total current liabilities	51,920	42,758

Client deposits and unearned revenues, less current portion	329	376
Long-term portion of capital lease payments	34	42
Long-term debt, less current portion	25,875	14,091
Other long-term liabilities	756	805

Total liabilities	78,914	58,072

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 31,071,470 and 30,094,973 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	134,909	124,744
Accumulated other comprehensive loss	(430)	(287)
Accumulated deficit	(39,341)	(40,024)

Total shareholders’ equity	95,138	84,433

Total liabilities and shareholders’ equity	$174,052	$142,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended
	March 31, 2006	March 31, 2005
Revenues:
System sales	$26,439	$20,402
Client support, maintenance and other services	22,598	16,937

Total revenues	49,037	37,339

Cost of revenues:
System sales	14,052	10,629
Client support, maintenance and other services	12,766	11,260

Total cost of revenues	26,818	21,889

Gross profit	22,219	15,450

Operating expenses:
Product development	5,627	2,973
Sales and marketing	6,230	4,211
Depreciation of fixed assets	741	811
Amortization of intangible assets	2,047	1,283
General and administrative	5,995	4,560

Total operating expenses	20,640	13,838

Income from operations	1,579	1,612
Interest income	2	17
Interest expense	(661)	(261)
Other income (expense), net	42	(13)

Income from operations before income tax provision	962	1,355
Income tax provision	279	183

Net income	683	1,172

Net income per share:
Basic and diluted income per share	$0.02	$0.04

Weighted average shares outstanding:
Basic	30,838	29,247

Diluted	32,973	30,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE, December 31, 2005	30,095	$—	$124,744	$(40,024)	$(287)	$84,433

Components of comprehensive income:
Net income	—	—	—	683	—	683
Foreign currency translation adjustment	—	—	—	—	(143)	(143)

Total comprehensive income:	—	—	—	683	(143)	540
Issuance of common stock in connection with acquisitions	605	—	7,292	—	—	7,292
Exercise of employee stock options	371	—	2,097	—	—	2,097
Stock-based compensation	—	—	776	—	—	776

BALANCE, March 31, 2006	31,071	$—	$134,909	$(39,341)	$(430)	$95,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$683	$1,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,989	2,311
Stock-based compensation expense	776	—

Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(4,656)	(396)
Inventories	(2,020)	499
Other assets	(67)	(629)
Accounts payable	2,756	(586)
Accrued liabilities	(2,677)	465
Payables due to BlueCube (see Note 10)	401	(181)
Client deposits and deferred revenue	3,212	3,423
Other liabilities	(50)	(83)

Net cash provided by operating activities	1,347	5,995
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,030)	(751)
Capitalized software development costs	(412)	(121)
Accrued contract obligations and other payments related to sale of Enterprise business	—	(212)
Acquisition of Synchronics, net of cash acquired	(19,474)	—
Additional consideration for acquisition of Breeze	—	(1,300)
Proceeds from sale of fixed assets	—	125

Net cash used in investing activities	(21,916)	(2,259)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	2,097	392
Principal payments on capital lease obligations	(9)	(154)
Borrowings under long-term debt facility	16,000	—
Principal payments on long-term debt facility	(982)	—
Principal payments on notes payable to shareholders	(316)	—
Payment of loan fees associated with Credit Agreement	—	(246)
Principal payments on debt—Aloha acquisition	—	(2,681)
Repurchase of common stock	—	(1,000)

Net cash provided by (used in) financing activities	16,790	(3,689)

(Decrease) increase in cash and cash equivalents	(3,779)	47
Cash and cash equivalents at beginning of period	17,641	15,067

Cash and cash equivalents at end of period	$13,862	$15,114

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash transactions related to acquisitions and divestitures (Note 3):
Issuance of common stock—Synchronics	$7, 292	$—

Adjustment related to change in contingent liabilities of MenuLink	$160	$—

Cash paid for interest	$578	$253

Cash paid for income taxes	$206	$23

Purchases of property and equipment	$65	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Radiant Systems, Inc. (“Radiant” or the “Company”), included herein, have been prepared on a basis consistent with the December 31, 2005 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Radiant’s Form 10-K for the year ended December 31, 2005. Radiant’s results of operations for the three months ended March 31, 2006 are not necessarily indicative of future operating results.

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

Treasury Stock

The Company records treasury stock purchases at cost and allocates this value to additional paid-in capital. During the first quarter of 2005, the Company repurchased, and subsequently retired, approximately 238,000 shares at $4.21 per share at a cost of approximately $1.0 million. These shares were repurchased from the former shareholders of Breeze Software Proprietary Limited (“Breeze”) and had initially been issued in the third quarter of 2004 in connection with the additional consideration given for obtaining certain earnings milestones, pursuant to the Breeze acquisition agreement. At the Company’s option, cash equaling the value of the shares issued was exchanged for the shares during the first quarter of 2005.

Net Income Per Share

Basic net income per share is computed based on the weighted-average number of shares of our common stock outstanding. Diluted net income per share is computed based on the weighted-average number of shares of our common stock outstanding and dilutive stock options.

The following is a reconciliation of the denominators used in the basic and diluted net income per share computations (in thousands):

	Three Months Ended March 31,
	2006	2005
Weighted-average shares outstanding used to compute basic net income per share	30,838	29,247
Effect of dilutive stock options	2,135	1,055

Weighted-average shares outstanding and dilutive stock options used to compute diluted net income per share	32,973	30,302

For the three months ended March 31, 2006 and 2005, options to purchase approximately 1.4 million and 2.8 million shares of common stock were excluded from the above reconciliation, as the options were antidilutive for the periods then ended.

Comprehensive Income

The Company’s comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the three months ended March 31, 2006 and 2005 was approximately $0.5 million and $1.3 million, respectively.

Accounting Pronouncements

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

2. STOCK-BASED COMPENSATION

Radiant has adopted stock plans that provide for the grant of incentive and non-qualified stock options to directors, officers, and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. In addition, Radiant provides employees stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). The ESPP was suspended on December 31, 2005 and is expected to be reinstated on July 1, 2006. The reinstated ESPP would allow employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. The Company has authorized approximately 16.2 million shares for awards of options, of which approximately 2.4 million shares are available for future grants as of March 31, 2006.

On January 1, 2006, Radiant implemented the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (SFAS 123(R)), using the modified prospective transition method. SFAS 123(R) requires companies to recognize the cost for employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method of adopting SFAS 123(R), Radiant began recognizing compensation expense for equity-based awards granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), plus unvested awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Under this method of implementation, no restatement of prior periods has been made.

Equity-based compensation expense recognized under SFAS 123(R) in the consolidated condensed statements of operations for the quarter ended March 31, 2006 was approximately $776,000. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The implementation of SFAS 123(R) reduced basic earnings per share and diluted earnings per share by $0.03 and $0.02, respectively, for the first quarter of 2006. The implementation of SFAS 123(R) did not have any impact on cash flows from operations during the quarter ended March 31, 2006.

The non-cash stock-based compensation expense was included in the consolidated statement of operations as follows (in thousands):

Three Months Ended March 31, 2006
Cost of revenues – systems	$94
Cost of revenues – client support, maintenance and other services	53
Product development	166
Sales and marketing	155
General and administrative	308

Non-cash stock-based compensation expense	$776

For the three months ended March 31, 2006, no income tax benefit was recognized in the consolidated statement of operations for share-based compensation recorded in accordance with SFAS No. 123(R) and no compensation cost was capitalized.

Prior to January 1, 2006, Radiant measured compensation expense for its employee equity-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As the exercise price of all options granted under these plans was not below the fair market price of the underlying common stock on the grant date, no equity-based compensation cost was recognized in the consolidated condensed statements of operations under the intrinsic value method.

Stock Options

The exercise price of each stock option equals the market price of Radiant’s stock on the date of grant. Most options are scheduled to vest equally over a four-year period (25% vesting each year) or when certain stock performance requirements are met. These stock performance requirements include a provision that allow for early vesting if certain stock price targets are met. The Company recognizes stock-based compensation expense using the graded vesting attribution method. Outstanding options expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The weighted average assumptions used in the model for the three months ended March 31, 2006 are outlined in the following table:

Expected volatility	55.2%
Expected life (in years)	4
Expected dividend yield	0.00%
Risk-free interest rate	4.87%

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods. The risk free interest rate is based on the U.S. Treasury yield curve at the grant date, using a remaining term equal to the expected life of the option. The total expenses to be recorded in future periods will depend on several variables, including the number of share-based awards that vest, pre-vesting cancellations and the fair value of those vested awards.

A summary of the changes in stock options outstanding under Radiant’s equity-based compensation plans during the three months ended March 31, 2006 is presented below:

(in thousands, except per share data and number of years)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6,413	$8.83	5.85
Granted	84	$12.20
Exercised	(371)	$5.63
Forfeited or cancelled	(69)	$6.94
Outstanding at March 31, 2006	6,057	$9.08	5.69	$33,591

Exercisable at March 31, 2006	4,074	$10.02	5.12	$20,785

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $1.44. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the period was approximately $3.2 million. The total fair value of options that vested during the quarter ended March 31, 2006 was approximately $0.2 million. At March 31, 2006, Radiant had 2.0 million unvested options outstanding with a weighted-average grant-date fair value of $6.46. Of the 2.0 million unvested options at March 31, 2006, there were 0.4 million options that had a vesting period based on stock performance requirements. The unvested options have a total unrecognized compensation expense of approximately $2.5 million, net of estimated forfeitures, which will be recognized over the weighted average period of 6.9 years. Cash received from stock option exercises was approximately $2.1 million during the quarter ended March 31, 2006.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006

Prior to 2006, Radiant followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended. The following table illustrates the effect on net income and earnings per share for the first quarter of 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under Radiant’s stock-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If the Company had recognized the expense of equity programs in the consolidated statement of operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

(in thousands, except per share data)	Three Months Ended March 31, 2005
Net income – as reported	$1,172
Stock-based compensation expense, net of tax	1,871

Net loss - pro forma	$(699)

Basic net income (loss) per share:
As reported	$0.04
Pro forma	$(0.02)

Diluted net income (loss) per share:
As reported	$0.04
Pro forma	$(0.02)

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Three Months Ended March 31, 2005
Expected volatility	56.9%
Expected life (in years)	4
Expected dividend yield	0.00%
Risk-free interest rate	2.99%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was approximately $30,000 for the three months ended March 31, 2005. The total expense related to ESPP during the three months ended March 31, 2005 was approximately $0.3 million.

3. ACQUISITIONS AND DIVESTITURES

Each of the acquisitions discussed below was accounted for using the purchase method of accounting as prescribed by Statement of Financial Accounting Standards No. 141, “Business Combinations”.

Acquisition of Synchronics, Inc.

On January 3, 2006, the Company acquired substantially all of the assets of Synchronics, Inc. (“Synchronics”), a supplier of business management and point-of-sale software for the retail industry. Total consideration was approximately $26.8 million and consisted of approximately $19.5 million in cash (subject to a post-closing adjustment) and 605,135 shares of restricted common stock with a value of $12.05 per share in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” The cash portion of the purchase price was paid on the date of closing. The purchase price allocation has been preliminarily determined and is subject to adjustment if necessary. The operations of the Synchronics business are reported under the “Retail” segment.

The intangible assets acquired were valued by the Company with the assistance of independent appraisers utilizing customary valuation procedures and techniques. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the Synchronics acquisition:

(Dollars in Thousands)
Current assets	$633
Property, plant and equipment	297
Identifiable intangible assets	11,100
Goodwill	17,019

Total assets acquired	29,049

Current liabilities	677
Long-term liabilities	1,605

Total liabilities assumed	2,282

Purchase price	$26,767

As a result of the Synchronics acquisition, goodwill of approximately $17.0 million was recorded and assigned to the Retail segment. The goodwill will be deductible for tax purposes over a period of 15 years. The following is a summary of the intangible assets acquired and the weighted-average useful lives over which they will be amortized:

(Dollars in Thousands)	Purchased Assets	Weighted- Average Useful Lives
Core and developed technology	$3,800	4 years
Reseller network	5,200	6 years
Subscription sales	1,400	4 years
Trademarks and tradenames	700	6 years

Total intangible assets acquired	$11,100

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

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the MenuLink acquisition:

(Dollars in Thousands)
Current assets	$1,390
Property, plant and equipment	105
Identifiable intangible assets	3,800
Goodwill	10,323

Total assets acquired	15,618

Total liabilities assumed (all of which were considered current)	2,818

Purchase price	$12,800

As a result of the MenuLink acquisition, goodwill of approximately $10.3 million has been recorded and assigned to the Hospitality segment. This includes a subsequent adjustment related to minor changes in contingent liabilities in which goodwill has increased by approximately $0.2 million from the date of acquisition. The goodwill will be deductible for tax purposes over a period of 15 years.

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

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

In accordance with SFAS No. 142, the Company evaluates the carrying value of goodwill as of January 1 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s annual evaluations of the carrying value of goodwill completed on January 1, 2006 and 2005 in accordance with SFAS No. 142 resulted in no impairment losses.

Changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows (in thousands):

	Hospitality	Retail	Total
Balance, December 31, 2005	$37,277	$6,962	$44,239
Goodwill resulting from the Synchronics acquisition (Note 3)	—	17,019	17,019
Currency translation adjustment related to Breeze acquisition	—	(116)	(116)
Adjustment related to change in contingent liabilities of MenuLink (Note 3)	160	—	160

Balance, March 31, 2006	$37,437	$23,865	$61,302

Intangible Assets

A summary of the Company’s intangible assets as of March 31, 2006 and December 31, 2005 is as follows (in thousands):

	Weighted Average Amortization Lives	March 31, 2006		December 31, 2005
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core and developed technology – Hospitality	3.5 years	$12,700	$(8,164)	$12,700	$(7,145)
Reseller network – Hospitality	15 years	9,200	(1,354)	9,200	(1,201)
Direct sales channel – Hospitality	8.5 years	5,000	(795)	5,000	(752)
Covenants not to compete – Hospitality	4 years	1,750	(1,079)	1,750	(950)
Trademarks and tradenames – Hospitality	Indefinite	1,300	—	1,300	—
Trademarks and tradenames – Hospitality	5 years	300	(29)	300	(15)
Customer list and contracts – Hospitality	5 years	250	(195)	250	(85)
Core and developed technology – Retail	4 years	3,800	(238)	—	—
Reseller network – Retail	6 years	5,200	(217)	—	—
Subscription sales – Retail	4 years	1,400	(88)	—	—
Trademarks and tradenames – Retail	6 years	700	(29)	—	—

Other		492	(314)	492	(307)

Total intangible assets		$42,092	$(12,502)	$30,992	$(10,455)

Approximate amortization expense, assuming no future acquisitions, dispositions or impairments of intangible assets, for the following 12-month periods subsequent to March 31, 2006 are listed below:

12-month period ended March 31, (Dollars in Thousands)
2007	$7,356
2008	4,126
2009	4,119
2010	3,501
2011	2,229
Thereafter	6,959

$28,290

5. INVENTORY

Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventory as of March 31, 2006 and December 31, 2005 is as follows (in thousands):

	March 31, 2006	December 31, 2005
Raw materials, net	$11,978	$10,587
Work in process	311	525
Finished goods, net	7,826	6,981

	$20,115	$18,093

6. DEBT

On March 31, 2005, the Company entered into a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Foothill, Inc., as the arranger, administrative agent and initial lender. Other lenders may participate in the Credit Agreement from time to time. The Credit Agreement provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $15 million. The revolving loan amount available to the Company is derived from a monthly borrowing base calculation using the Company’s various receivables balances. The amount derived from this borrowing base calculation is further reduced by the total amount of letters of credit outstanding. Loans under the Credit Agreement will bear interest, at Radiant’s option, at either the London Interbank Offering Rate plus two and one half percent or at the rate that Wells Fargo Bank, N.A. announces as its prime rate then in effect. Fees associated with the Credit Agreement are typical for transactions of this type. The Company entered into an amendment of its Credit Agreement with Wells Fargo Foothill, Inc. on January 3, 2006. The amendment increased the aggregate term loan facility available under this agreement from $15 million to $31 million and extended the expiration of the date of the Credit Agreement from March 31, 2008 to March 31, 2010. Certain of the financial and other covenants were also modified as a result of the amendment.

The Credit Agreement contains certain customary representations and warranties from Radiant. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of Radiant’s assets; and limitations on transactions with related parties. In addition, the Credit Agreement contains various financial covenants, including: minimum EBITDA levels; minimum tangible Net Worth; and maximum capital expenditures. As of March 31, 2006, the Company was in compliance with all financial covenants. The Credit Agreement also contains customary events of default, including: nonpayment of principal, interest, fees or charges when due; breach of covenants; material inaccuracy of representations and warranties when made; and insolvency. If any events of default occur and are not cured within the applicable grace periods or waived, the administrative agent shall at the election of the required lenders terminate the commitments and declare the loans then outstanding to be due and payable in whole or in part together with accrued interest and any unpaid accrued fees and all other liabilities of Radiant there under. The Credit Agreement is secured by the assets of the Company. As of March 31, 2006, the Company has approximately $0.6 million in letters of credit against its available borrowing base of approximately $11.1 million and no outstanding balance against the revolver.

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

The following is a summary of long-term debt and the related balances as of March 31, 2006 and December 31, 2005 (in thousands):

Description of Debt	March 31, 2006	December 31, 2005
Promissory note (as amended) with Aloha shareholders bearing interest based on the prime rate plus one percent with interest being paid monthly and principal being paid over the course of three fiscal quarters beginning in the third quarter of 2008.	964	964

Term loan (as amended) with a bank bearing interest based at the prime rate with principal being paid at $492 per month plus accrued interest. All unpaid principal and accrued interest is due upon termination or expiration of the Credit Agreement.	28,517	13,500

Promissory notes with MenuLink shareholders bearing interest based on the prime rate and being paid in thirty-six equal installments of principal and interest through the fourth quarter of 2008.	3,604	3,919

Total	$33,085	$18,383

Approximate maturities of notes payable for the following 12-month periods subsequent to March 31, 2006 are listed below:

(Dollars in Thousands)
2007	$7,210
2008	7,309
2009	7,557
2010	11,009

Balance, March 31, 2006	$33,085

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

This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005 which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. As of March 31, 2006, approximately $0.9 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the fourth quarter of 2010 (lease expiration date). The table below summarizes the activity in the restructuring reserve:

(Dollars in thousands)	Short- Term	Long- Term	Total
Balance as of December 31, 2005	$362	$625	$987
Expenses charged against restructuring reserve	(36)	(47)	(83)

Balance as of March 31, 2006	$326	$578	$904

8. SEGMENT REPORTING

The Company’s reportable segments were identified based on the manner in which management reviews our operating results and makes decisions regarding the allocation of the Company’s resources. Each segment focuses on delivering site management systems, including point-of-sale, self-service kiosk, and back-office systems, designed specifically for each of the core vertical markets. The Company’s segments derive revenues from the sale of products including system software and hardware and services including client support, maintenance, training, custom software development, hosting and implementation services.

Prior to 2006, the Company operated in three primary segments: (i) Hospitality, (ii) Petroleum and Convenience Retail, and (iii) Entertainment. However, effective January 1, 2006, the Company made the decision to condense its business into two reportable segments: (i) Hospitality (which includes the former Entertainment segment) and (ii) Retail (which is comprised of the former Petroleum and Convenience Retail segment and the recently-acquired Synchronics business). These changes were made in order to increase management’s accountability for revenue growth and operating performance. Segment information for the period ended March 31, 2005 has been restated to present the data in accordance with the current segments.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The Company’s management evaluates the performance of the segments based on net income or loss before the allocation of certain central costs.

The summary of the Company’s operating segments is as follows (in thousands):

	For the three months ended March 31, 2006
	Hospitality	Retail	Other	Total
Revenues	$32,138	$16,406	$493	$49,037
Amortization of intangible assets	1,470	571	6	2,047
Product development	3,145	1,509	—	4,654
Net income (loss) before allocation of central costs	4,170	2,461	(253)	6,378
Goodwill	37,437	23,865	—	61,302
Other identifiable assets	45,727	27,903	528	74,158

	For the three months ended March 31, 2005
	Hospitality	Retail	Other	Total
Revenues	$23,835	$13,295	$209	$37,339
Amortization of intangible assets	1,277	—	6	1,283
Product development	1,662	562	—	2,224
Net income (loss) before allocation of central costs	3,466	2,450	(230)	5,686
Goodwill	27,114	7,746	—	34,860
Other identifiable assets	41,588	14,800	817	57,205

The reconciliation of product development expense from reportable segments to total product development expense for the three months ended March 31, 2006 and 2005 is as follows:

	March 31, 2006	March 31, 2005
Product development expense for reportable segments	$4,654	$2,224
Indirect product development expense unallocated	973	749

Product development expense	$5,627	$2,973

The reconciliation of net income from reportable segments to total net income for the three months ended March 31, 2006 and 2005 is as follows:

	March 31, 2006	March 31, 2005
Net income for reportable segments	$6,378	$5,686
Central corporate expenses unallocated	(5,695)	(4,514)

Net income	$683	$1,172

The reconciliation of other identifiable assets to total assets as of March 31, 2006 and March 31, 2005 is as follows:

	March 31, 2006	March 31, 2005
Other identifiable assets for reportable segments	$74,158	$57,205
Goodwill for reportable segments	61,302	34,860
Central corporate assets unallocated	38,592	37,063

Total assets	$174,052	$129,128

Revenues not associated with the Company’s Hospitality and Retail segments are comprised of revenues from sales to BlueCube (Note 10) and hardware sales outside the Company’s segments.

The Company distributes its technology both within the United States of America and internationally. The Company currently has international offices in Australia, Czech Republic, the United Kingdom and Singapore. Revenues derived from international sources were approximately $6.2 million and $6.9 million for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006 and 2005, the Company had international identifiable assets, including goodwill, of approximately $12.8 million and $13.7 million, respectively, of which approximately $4.1 million and $5.0 million, respectively, are considered long-lived assets.

The segment reporting data presented above may not reflect actual performance and actual asset balances had each segment been a stand-alone entity. Furthermore, the segment information may not be indicative of future performance.

9. RELATED PARTY TRANSACTIONS

As a result of the Synchronics acquisition, the Company entered into a 5-year lease agreement with Jeff Goldstein Investment Partnership. Mr. Goldstein was the previous owner of Synchronics and is currently employed by the Company. The lease is for a property located in Memphis, Tennessee, which was the headquarters of Synchronics. The lease expires on December 31, 2010 and future minimum lease payments are approximately $0.3 million for the remainder of 2006, $0.4 million in 2007 and 2008, and $0.5 million in 2009 and 2010.

Included in the Company’s accounts receivable balance as of March 31, 2006 is approximately $0.3 million related to trade receivables that were deposited into one of Synchronics’ bank accounts which is owed to Radiant.

For related party transactions and balances relating to BlueCube, see Note 10.

10. COMMITMENTS AND CONTINGENCIES FROM DIVESTITURE OF ENTERPRISE SOFTWARE SYSTEMS BUSINESS

The following commitments and contingencies relate to the tax free split-off of the Company’s Enterprise Software Systems business, which occurred on January 31, 2004. The enterprise that was created as a result of the split-off is BlueCube Software (“BlueCube”).

Radiant has a contractual obligation for performance under certain existing customer contracts that have not been assigned to BlueCube at Radiant’s choice or because they require the consent of the customer (Legacy Contracts). Under a Reseller and Services Agreement, BlueCube is obligated to fulfill the terms of these Legacy Contracts, including providing hosting, support, maintenance and professional services. BlueCube will act as Radiant’s subcontractor, and indemnify Radiant for any losses associated with its performance or non-performance of the Legacy Contract obligations. Radiant will continue to invoice these Legacy customers on behalf of BlueCube. Radiant will pass through the payments received in these transactions as they are received from the customers. As of March 31, 2006, Radiant had received approximately $0.2 million from Legacy customers that was not yet passed through to BlueCube. This amount has been included in accrued contractual obligations and payables due to BlueCube in the accompanying condensed consolidated balance sheet as of March 31, 2006.

Under this Reseller and Services Agreement with BlueCube, Radiant became a preferred reseller of selected BlueCube computer products. The fixed price charged to customers for BlueCube products is remitted to BlueCube based on a fixed percentage of this price, as stated in the agreement. During the three months ended March 31, 2006 and 2005, the Company recognized approximately $0.6 million and $0.1 million of revenues under this agreement, respectively. As of March 31, 2006 and December 31, 2005, Radiant had a payable due to BlueCube related to the fixed percentage pass through of approximately $1.7 million and $1.2 million, respectively. These amounts have been included in accrued contractual obligations and payables due to BlueCube in the accompanying condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005. In addition, during the three months ended March 31, 2005, the Company recognized approximately $0.1 million of revenues that were generated from the sale of Radiant products to BlueCube. No revenues were recognized for the three months ended March 31, 2006. As of March 31, 2006 and December 31, 2005, Radiant had a receivable due from BlueCube of approximately $0.3 million and $0.5 million, respectively.

Radiant also maintains rights to access product source code and information needed to fulfill Legacy Contract obligations if BlueCube fails to perform. For a limited number of existing customer contracts, Radiant and BlueCube had a shared liability, which included penalties, for a period of 18 months after January 31, 2004, based upon the revenue received by each party under the contract. For one of these contracts, milestones defined in the original contract were amended. Failure to meet these amended milestones would have resulted in penalties and/or losses. Radiant did not incur any penalties and/or losses under this contract. In addition to the initial cash included in the transaction, it was agreed that approximately $5.3 million of unearned revenue will be transferred to BlueCube upon BlueCube’s completion of the related contractual commitments. Approximately $0.1 million, $0.2 million and $4.7 million was paid during the three months ended March 31, 2006 and 2005 and from the disposition date through March 31, 2006, respectively. Management expects the majority of the remaining cash to be transferred to BlueCube over the next nine months. The remaining liability of approximately $0.6 million is included in accrued contractual obligations and payables due to BlueCube in the accompanying condensed consolidated balance sheet as of March 31, 2006.

Radiant has also agreed to sublease a portion of its property, currently under an operating lease, to BlueCube. This sublease will expire concurrently with Radiant’s operating lease on the property in January 2013. Operating lease rentals received are recorded against operating lease expense in the consolidated statements of operations. BlueCube has the right to early termination beginning on January 31, 2007, and must provide Radiant with an 18 month notice that early termination will occur. Payments received from BlueCube under this sublease totaled approximately $0.4 million and $0.3 million during the three months ended March 31, 2006 and 2005, respectively. Aggregate future minimum lease payments under this sublease agreement as of March 31, 2006 are approximately $1.4 million per year for years 2007 through 2011, and a total of $2.7 million over the remaining 22 months of the lease. In conjunction with this sublease agreement, Radiant and BlueCube entered into a right of refusal and option agreement pertaining to real property currently owned by Radiant and adjacent to the property being subleased by BlueCube. Under this agreement, BlueCube has an option to purchase the real property at a stated value, which management believes is the fair value at the time of the split-off. BlueCube has the right of refusal if Radiant obtains an offer to sell the real property to another party. The exercise of this right will result in BlueCube purchasing the real property at a price based on a formula and the third-party offer obtained by Radiant. This agreement is subordinate to a pre-existing right of first refusal with a third-party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

• Overview: a summary of Radiant’s business and opportunities

• Results of Operations: a discussion of operating results

• Liquidity and Capital Resources: an analysis of cash flows, sources and uses of cash, contractual obligations and financial position

• Critical Accounting Policies: a discussion of critical accounting policies that require the exercise of judgments and estimates

• Accounting Pronouncements: a discussion of recent accounting pronouncements and potential impacts on the Company

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

Prior to 2006, the Company operated in three primary segments: (i) Hospitality, (ii) Petroleum and Convenience Retail, and (iii) Entertainment. However, effective January 1, 2006, the Company made the decision to condense its business into two reportable segments: (i) Hospitality (which includes the former Entertainment segment) and (ii) Retail (which is comprised of the former Petroleum and Convenience Retail segment and the recently-acquired Synchronics business). These changes were made in order to increase management’s accountability for revenue growth and operating performance. Each segment focuses on delivering site management systems, including point-of-sale, self-service kiosk, and back-office systems, designed specifically for each of the core vertical markets.

Acquisition of Synchronics, Inc.

On January 3, 2006, the Company acquired substantially all of the assets of Synchronics, Inc. (“Synchronics”), a supplier of business management and point-of-sale software for the specialty retail industry. Total consideration was approximately $26.8 million and consisted of approximately $19.5 million in cash (subject to a post-closing adjustment) and 605,135 shares of restricted common stock with a value of $12.05 per share in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” The cash portion of the purchase price was paid on the date of closing. The Company expects the acquisition of Synchronics to be accretive to 2006 earnings as adjusted to exclude amortization of intangible assets.

Acquisition of MenuLink Computer Solutions, Inc.

On October 6, 2005, the Company acquired the shares of MenuLink Computer Solutions, Inc. (“MenuLink”). MenuLink is a leading supplier of back-office software for the hospitality industry. The purchase of MenuLink provides the Company with a fully integrated solution for the hospitality industry. Total consideration was approximately $12.8 million and consisted of $6.3 million in cash, three-year notes in the principal amount of $4.1 million, and 217,884 shares of restricted common stock with a value of $10.97 per share on the date of announcement (September 19, 2005). The notes have an interest rate equivalent to the prime rate. The cash of $6.3 million was paid on the date of closing. Debt will be paid in equal monthly installments (principal and interest) over a period of three years.

To the extent that Radiant believes acquisitions or joint ventures can better position it to serve its current segments, it will continue to pursue such opportunities in the future.

Results of Operations

Three months ended March 31, 2006 compared to the three months ended March 31, 2005 and December 31, 2005

System sales – The Company derives the majority of its revenues from sales and licensing fees for its point-of-sale hardware, software and site management software solutions. System sales during the first quarter of 2006 were approximately $26.4 million. This is an increase of $6.0 million, or 30%, from the same period in 2005, and a decrease of $2.5 million, or 9%, from the fourth quarter of 2005.

The year over year quarterly increase is primarily due to new business resulting from the acquisitions of MenuLink and Synchronics, the increased use of the hospitality reseller channel for additional sales, the success of selling the Company’s new hardware products into its hospitality reseller markets, and improved product demand throughout the hospitality marketplace. The decrease from the fourth quarter of 2005 was primarily due to the cyclical nature of capital expenditures throughout the retail marketplace.

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

Revenues from client support, maintenance and other services during the first quarter of 2006 increased 33% from the same period in 2005 and increased 16% from the fourth quarter of 2005. These increases are primarily due to the additional revenues generated in both software and hardware support and maintenance resulting from increased software and hardware sales in 2005 and the first quarter of 2006, the increase in revenues generated from the Company’s Hospitality subscription products due to continued marketing efforts around this product line, revenues generated from the acquisitions of MenuLink and Synchronics and the additional revenues generated through the growth of custom development and consulting projects.

System sales gross profit – Cost of system sales consists primarily of hardware and peripherals for site-based systems, amortization of software costs and labor. All costs, other than amortization, are expensed as products are shipped, while software amortization is expensed at the greater of straight line amortization or proportion to sales volume.

System sales gross profit in the first quarter of 2006 as compared to the first quarter of 2005 increased by approximately $2.6 million, or 27%, while the gross profit percentage decreased by 1 point to 47%. The decrease in the gross profit percentage is primarily due to the change in mix between the Company’s hardware and software product lines resulting from additional hardware sales within its reseller channel and was partially offset by the acquisition of MenuLink (a primarily software revenue driven company). Collectively, the Company’s software margins are higher than its hardware margins. Systems sales gross profit for the first quarter of 2006 decreased by approximately $1.0 million, or 8%, compared to the fourth quarter of 2005, while the gross profit percentage remained constant at 47%.

Client support, maintenance and other services gross profit – Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations.

The gross profit on service sales increased by approximately $4.2 million, or 73%, in the first quarter of 2006 as compared to the first quarter of 2005. The gross profit percentage increased by 10 points to 44% during the first quarter of 2006 as compared to the first quarter of 2005 and the fourth quarter of 2005.

The increase in the gross profit is primarily due to the acquisition of MenuLink and Synchronics (both of which have successful subscription product lines), the movement of personnel from maintenance projects to research and development projects and improved leverage of fixed costs with increased revenues in consulting, custom development, support and maintenance.

Segment revenues – During the first quarter of 2006 total revenues in the Hospitality business segment increased by approximately $8.3 million, or 35%, compared to the same period in 2005 primarily due to new business resulting from the acquisition of MenuLink, use of the reseller channel for additional sales into the Hospitality market, and improved demand throughout the industry. During the first quarter of 2006 total revenues in the Hospitality business segment increased by approximately $2.1 million, or 7%, compared to the fourth quarter of 2005 primarily as a result of improved demand throughout the industry. During the first quarter of 2006 total revenues in the Retail business segment increased by approximately $3.1 million, or 23%, compared to the same period in 2005 primarily due to the Synchronics acquisition and improved demand throughout the retail industry. During the first quarter of 2006 total revenues in the Retail business segment decreased by approximately $0.9 million, or 5%, compared to the fourth quarter of 2005. The decrease from the fourth quarter of 2005 was primarily due to the cyclical nature of capital expenditures throughout the industry and was partially offset by the increase in revenues as a result of the Synchronics acquisition.

Segment net income before allocation of central costs – The Company measures segment profit based on net income before the allocation of certain central costs. During the first quarter of 2006 total net income in the Hospitality business segment increased by approximately $0.7 million, or 20%, compared to the same period in 2005 primarily due to additional revenues resulting from the acquisition of MenuLink and improved demand throughout the industry. The increase in revenues was somewhat offset by higher operating expenses (as discussed further below). Total net income in the Hospitality business segment for the first quarter of 2006 was relatively unchanged as compared to the fourth quarter of 2005. During the first quarter of 2006 total net income in the Retail business segment was relatively unchanged as compared to the same period in 2005. Total net income in the first quarter of 2006 for the Retail business segment decreased by approximately $1.7 million, or 41%, as compared to the fourth quarter of 2005. This decrease was primarily due to a decrease in revenues attributable to the cyclical nature of capital expenditures throughout the industry, which was somewhat offset by the additional revenues resulting from the acquisition of Synchronics.

Total operating expenses – The Company’s total operating expenses increased by approximately $6.8 million, or 49%, during the first quarter of 2006 compared to the same period in 2005 and approximately $3.9 million, or 23%, from the fourth quarter of 2006 due to the following:

•	Additional operating expenses resulting from the acquisitions of MenuLink and Synchronics.

•	The expensing of equity-based compensation beginning in January 1, 2006, which resulted in approximately $0.6 million of additional operating expenses during the first quarter of 2006.

•	Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts excluding any development expenses related to associated revenues which are included in costs of client support, maintenance and other services. Product development expenses increased during the first quarter of 2006 by approximately $2.7 million, or 89%, compared to the same period in 2005 and by $1.2 million, or 28%, from the fourth quarter of 2005. This increase is primarily due to a higher level of investments in our products and the expensing of employee stock options, which accounted for $0.2 million in expense during the first quarter of 2006. In addition, the Company has continued to increase its investment in product development in order to ensure future growth. Product development expense as a percentage of revenue was 11% for the first quarter of 2006 compared to 8% for the same period in 2005 and 9% for the fourth quarter of 2005.

•	Sales and marketing expenses – Sales and marketing expenses increased during the first quarter of 2006 by approximately $2.0 million, or 48%, compared to the same period in 2005 and $0.7 million, or 14%, from the fourth quarter of 2005. Sales and marketing expenses as a percentage of revenues increased from 11% to 13% for the first quarter of 2006 compared to the same period in 2005. The increase in expenses was due primarily to the increase in personnel and the sales commissions paid on additional revenues generated year over year, an increase in trade show participation during the first quarter of 2006, and the expensing of employee stock options, which accounted for $0.2 million in expense during the first quarter of 2006.

•	Depreciation of fixed assets and amortization of intangible assets – Depreciation and amortization expense increased during the first quarter of 2006 by approximately $0.7 million as compared to the same period in 2005 and $0.5 million from the fourth quarter of 2005 primarily due to additional amortization expense related to intangible assets acquired as part of the MenuLink and Synchronics acquisitions. This increase was partially offset by a decrease in depreciation expense due to several assets becoming fully depreciated during the latter part of the fourth quarter of 2005 and the beginning of the first quarter of 2006.

•	General and administrative expenses – General and administrative expenses increased during the first quarter of 2006 by approximately $1.4 million, or 32%, compared to the same period of 2005 and $1.4 million, or 31%, from the fourth quarter of 2005. This increase is primarily due to general and administrative expenditures associated with the purchases of MenuLink and Synchronics and $0.3 million of additional compensation expense resulting from the expensing of stock options during the first quarter of 2006. General and administrative expenses as a percentage of total revenue have remained relatively constant at 12% for the first quarters of 2006 and 2005.

Interest income and expense – The Company’s interest income is derived from the investment of the Company’s cash and cash equivalents and has remained flat in the first quarter of 2006 as compared to the same period in 2005. The Company’s interest expense includes interest expense incurred on its long-term debt and has increased from approximately $0.3 million in the first quarter of 2005 to approximately $0.7 million in the first quarter of 2006. The explanation for the increase is the additional debt obtained to finance the acquisitions of MenuLink and Synchronics as well as an increase in the prime rate of interest.

Liquidity and Capital Resources

On March 31, 2005, the Company entered into a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Foothill, Inc., as the arranger, administrative agent and initial lender. Other lenders may participate in the Credit Agreement from time to time. The Credit Agreement provides for extensions of credit in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $15 million. Loans under the Credit Agreement will bear interest, at Radiant’s option, at either the London Interbank Offering Rate plus two and one half percent or at the rate that Wells Fargo Bank, N.A. announces as its prime rate then in effect. Fees associated with the Credit Agreement are typical for transactions of this type. The Credit Agreement contains certain customary representations and warranties from Radiant. In addition, the Credit Agreement contains certain financial and non-financial covenants, with which the Company was in compliance as of March 31, 2006.

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

The Company’s working capital decreased by approximately $5.6 million, or 25%, to $17.2 million at March 31, 2006 as compared to $22.8 million at December 31, 2005. The Company has historically funded its business through cash generated by operations. Cash provided by operations during the first quarter of 2006 was approximately $1.3 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges including depreciation, amortization and stock-based compensation. In addition, the Company received significant amounts of cash for calendar year support and maintenance which has been deferred and will be recognized as revenue over the course of 2006. These increases in cash were partially offset by an increase in our accounts receivable and inventory balances. The increase in receivables is due to normal quarterly fluctuations and the increase in revenue during the latter part of the first quarter. The increase in inventory is also due to normal quarterly fluctuations and in anticipation of increases in hardware shipments in future quarters. The increase in accounts payable (which has a positive effect on cash flow) is a direct result of the increase in inventory and the fact that payments to our vendors that supplied the Company with inventory were not due at quarter-end. The decrease in accrued expenses is a result of year-end bonuses being paid out during the first quarter of 2006. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

Cash provided by operating activities during the first quarter of 2005 was approximately $6.0 million. Cash from operations was mainly generated from income from operations, the adding back of non-cash items such as depreciation and amortization and through the collection of calendar year support and maintenance invoices that are deferred and recognized over the course of the year. This was partially offset by normal fluctuations in receivables and payables and by the payment of accrued 2004 year end bonuses.

Cash used in investing activities during the first quarter of 2006 was approximately $21.9 million. Approximately $19.5 million of the cash was used in the acquisition of Synchronics. Approximately $2.0 million of cash was invested in property and equipment, most of which was a result of renovations in the Company’s manufacturing facility and the build-out of our new satellite office location in Fort Worth, Texas. The Company continued to increase its investment in future products by investing $0.4 million in internally developed capitalizable software during the first quarter of 2006.

Cash used in investing activities during the first quarter of 2005 was approximately $2.3 million. Investing activities mainly consisted of additional consideration related to the Breeze acquisition, the purchase of equipment and the continued payout of accrued contract obligations related to the Enterprise disposition.

Cash provided by financing activities during the first quarter of 2006 was approximately $16.8 million. Financing activities in the first quarter of 2006 included cash received under borrowings from the Credit Agreement, as amended (see Note 6 to the condensed consolidated financial statements), cash proceeds received from employees for the exercise of stock options and repayment of promissory notes related to the MenuLink acquisition and scheduled payments under the Credit Agreement.

Cash used in financing activities during the first quarter of 2005 was approximately $3.7 million. Financing activities mainly consisted of the pay off and pay down of notes payable related to the Aloha acquisition and payments made in connection with loan fees to enter into the Credit Agreement previously mentioned.

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases computer equipment under a 3-year capital lease agreement which expires in December 2007. Contractual obligations as of March 31, 2006 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Capital leases	$76	$41	$35	$—	$—
Operating leases	40,339	6,495	12,553	11,672	9,619
Other obligations:
Notes payable – acquisition of MenuLink Computer Solutions	3,604	1,310	2,294	—	—
Notes payable – acquisition of Aloha Technologies	964	—	771	193	—
Term note (Credit Agreement)	28,517	5,900	11,800	10,817	—
Estimated interest payments on notes payable and term notes (1)	5,231	2,298	2,808	125	—
Divestiture of Enterprise Software Systems (2)	613	613	—	—	—
Purchase commitments (3)	1,159	1,159	—	—	—

Total contractual obligations	$80,503	$17,816	$30,261	$22,807	$9,619

(1)	For purposes of this disclosure, we used the interest rates in effect as of March 31, 2006 to estimate future interest expense. See Note 6 of the condensed consolidated financial statements for further discussion of our debt components and their interest rate structures.
(2)	See Note 10 of the condensed consolidated financial statements for further explanation.
(3)	The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The related supplies are to be delivered at various dates between April and December 2006.

The Company believes there are opportunities to grow the business through the acquisition of complementary and synergistic companies, products and technologies. The Company looks for acquisitions that can be readily integrated and accretive to earnings, although it may pursue smaller non-accretive acquisitions that will shorten its time to market with new technologies. Management believes the general size of cash acquisitions the Company would currently consider would be in the $5 million to $30 million range. Any material acquisition could result in a decrease to the Company’s working capital, depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that it obtain additional debt or equity financing. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to the Company and would not result in additional dilution to its stockholders.

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

Stock-based Compensation Expense

On January 1, 2006, Radiant implemented the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (SFAS 123(R)), using the modified prospective transition method. SFAS 123(R) requires companies to recognize the cost for employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method of adopting SFAS 123(R), Radiant began recognizing compensation expense for equity-based awards granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), plus unvested awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Under this method of implementation, no restatement of prior periods has been made.

At March 31, 2006, Radiant had approximately 2.0 million unvested options outstanding with a weighted-average grant-date fair value of $6.46. The unvested options have a total unrecognized compensation expense of approximately $2.5 million, net of estimated forfeitures, which will be recognized over the weighted-average period of 6.9 years.

For the three months ended March 31, 2006, we recognized stock compensation expense of $776,000. Prior to our adoption of SFAS 123(R), we applied the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, to calculate the compensation expense for stock-based awards. Historically, our general policy was to set the exercise price for our stock options equal to the market value on the grant date. As a result, the options had no intrinsic value on their grant dates, and we did not record any compensation expense unless the terms of the options were subsequently modified. For the three months ended March 31, 2005, the Company would have recognized approximately $1.9 million (net of tax) as expense for equity-based awards under SFAS 123(R).

We use the Black-Scholes model to estimate the fair value of our options granted. The Black-Scholes model requires estimates of the expected term of the option, as well as future volatility and the risk-free interest rate.

For options issued during the three months ended March 31, 2006, we estimated the weighted-average fair value to be $1.44. The key assumptions that we used to calculate this value are provided below:

	Three Months Ended March 31,
	2006	2005
Stock option grants:
Risk-free interest rate	4.87%	2.99%
Weighted average expected lives (in years)	4.0	4.0
Volatility	55.2%	56.9%
Dividend yield	—	—

The assumptions that we have made represent our management’s best estimate, but they are highly subjective and inherently uncertain. If management had made different assumptions, our calculation of the options’ fair value and the resulting stock-based compensation expense could differ, perhaps materially, from the amounts recognized in our financial statements.

In addition to the assumptions used to calculate the fair value of our options, we are required to estimate the expected forfeiture rate of all share-based awards and only recognize expense for those awards we expect to vest. The stock-based compensation expense recognized in our condensed consolidated statement of operations for the three months ended March 31, 2006 has been reduced for estimated forfeitures. If we were to change our estimate of forfeiture rates, the amount of stock-based compensation expense could differ, perhaps materially, from the amount recognized in our financial statements.

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

Income Taxes

The Company has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income, the timing of reversals of temporary taxable differences and the impact of tax planning strategies. Valuation allowances related to net deferred tax assets could be impacted by changes to tax codes, changes in statutory tax rates and the Company’s future taxable income levels. At March 31, 2006, the Company had a full valuation allowance against its deferred tax assets. The Company will continue to monitor the recoverability of its net deferred tax assets and will adjust the valuation allowance as necessary in future periods.

Accounting Pronouncements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents and long-term debt. During the first quarter of 2006, the weighted average interest rate on its interest-bearing cash balances was approximately 2.4%. A 10.0% decrease in this rate would have reduced interest income by less than $1,000 for the three month period ended March 31, 2006. During the first quarter of 2006, the weighted average interest rate on its long-term debt was approximately 7.8%. A 10.0% increase in this rate would have impacted interest expense by approximately $66,000 for the three month period ended March 31, 2006.

As more fully explained in Note 8 of the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $6.2 million and $6.9 million during the three months ended March 31, 2006 and 2005, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effects of foreign exchange rate fluctuations on the Company’s results of operations and financial position during the three months ended March 31, 2006 and 2005 were not material.

ITEM 4. CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of March 31, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

During the quarter ended March 31, 2006, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (“2/97 S-1”) and (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (“6/97 S-1”).

Exhibit No.	Description
2.1	Asset Purchase Agreement dated as of December 12, 2005, by and among Radiant Systems, Inc., Synchronics, Inc. and Jeff Goldstein (incorporated by reference from the Current Report on Form 8-K (Date of Event: January 3, 2006) filed January 9, 2006, Exhibit 2.1)

* 3.1	Amended and Restated Articles of Incorporation (2/97 S-1)

* 3.2	Amended and Restated Bylaws (6/97 S-1)

4.1	Fifth Amendment to Credit Agreement, dated January 3, 2006, by and among Radiant Systems, Inc., certain subsidiaries of Radiant and Wells Fargo Foothill, Inc. (incorporated by reference from the Current Report on Form 8-K (Date of Event: January 3, 2006) file January 9, 2006, Exhibit 4.1)

10.1	2006 Compensation Package for John Heyman, Chief Executive Officer, and Alon Goren, Chairman and Chief Technology Officer

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC

Dated: May 3, 2006	By:	/s/ Mark E. Haidet
Mark E. Haidet,
Chief Financial Officer
(Duly authorized officer and principal financial officer)