Form 10-Q
period 2006-06-30
RADIANT SYSTEMS INC
filed 2006-08-04
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) (Check one)

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

30,711,948 shares of the registrant’s no par value common stock were outstanding as of July 31, 2006.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information contained in this report is furnished by the Registrant, Radiant Systems, Inc. (“Radiant” or the “Company”). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. The financial information presented herein should be read in conjunction with the financial statements included in the Registrant’s Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$10,854	$17,641
Accounts receivable, net of allowance for doubtful accounts of $3,508 and $3,407, respectively	32,023	27,047
Receivable due from BlueCube	604	512
Inventories, net	26,268	18,093
Deferred tax assets	3,826	—
Other current assets	2,234	2,287

Total current assets	75,809	65,580

Property and equipment, net	13,095	9,607
Software development costs, net	3,059	2,249
Deferred tax assets, non-current	10,414	—
Goodwill	61,420	44,239
Intangible assets, net	27,542	20,537
Other long-term assets	227	293

Total assets	$191,566	$142,505

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Short-term debt facility	$1,800	$—
Current portion of long-term debt	7,236	4,292
Accounts payable	17,163	10,355
Accrued liabilities	15,979	13,637
Accrued contractual obligations and payables due to BlueCube	2,962	1,947
Client deposits and unearned revenues	14,358	12,490
Current portion of capital lease payments	35	37

Total current liabilities	59,533	42,758

Client deposits and unearned revenues, net of current portion	282	376
Capital lease payments, net of current portion	25	42
Long-term debt, net of current portion	24,059	14,091
Other long-term liabilities	1,138	805

Total liabilities	85,037	58,072

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 30,697,132 and 30,094,973 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	134,251	124,744
Accumulated deficit	(27,694)	(40,024)
Accumulated other comprehensive loss	(28)	(287)

Total shareholders’ equity	106,529	84,433

Total liabilities and shareholders’ equity	$191,566	$142,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues:
System sales	$32,088	$21,752	$58,527	$42,154
Client support, maintenance and other services	22,789	17,773	45,387	34,710

Total revenues	54,877	39,525	103,914	76,864

Cost of revenues:
System sales	16,570	11,143	30,622	21,772
Client support, maintenance and other services	14,065	11,725	26,831	22,985

Total cost of revenues	30,635	22,868	57,453	44,757

Gross profit	24,242	16,657	46,461	32,107

Operating expenses:
Product development	5,377	3,336	11,004	6,309
Sales and marketing	6,601	4,504	12,831	8,715
Depreciation of fixed assets	801	815	1,542	1,626
Amortization of intangible assets	2,047	1,283	4,094	2,566
General and administrative	6,620	4,488	12,615	9,048
Restructuring charges	1,663	—	1,663	—
Impairment of HotelTools software	—	550	—	550

Total operating expenses	23,109	14,976	43,749	28,814

Income from operations	1,133	1,681	2,712	3,293
Interest income	1	5	3	22
Interest expense	(711)	(318)	(1,372)	(579)
Other income, net	85	102	127	89

Income from operations before income tax benefit (provision)	508	1,470	1,470	2,825
Income tax benefit (provision)	11,139	(241)	10,860	(424)

Net income	$11,647	$1,229	$12,330	$2,401

Net income per share:
Basic income per share	$0.38	$0.04	$0.40	$0.08

Diluted income per share	$0.35	$0.04	$0.37	$0.08

Weighted average shares outstanding:

Basic	30,994	29,231	30,916	29,240

Diluted	32,893	31,199	33,060	30,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
BALANCE, December 31, 2005	30,095	$—	$124,744	$(40,024)	$(287)	$84,433

Components of comprehensive income:
Net income	—	—	—	12,330	—	12,330
Foreign currency translation adjustment	—	—	—	—	259	259

Total comprehensive income	—	—	—	12,330	259	12,589
Issuance of common stock in connection with acquisitions	605	—	7,292	—	—	7,292
Exercise of employee stock options	432	—	2,430	—	—	2,430
Treasury stock purchase and retirement	(435)	—	(4,789)	—	—	(4,789)
Income tax benefit from release of valuation allowance (see Note 12)	—	—	2,919	—	—	2,919
Stock-based compensation	—	—	1,655	—	—	1,655

BALANCE, June 30, 2006	30,697	$—	$134,251	$(27,694)	$(28)	$106,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,330	$2,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,027	4,624
Stock-based compensation expense	1,633	—
Lease restructuring reserve (see Note 7)	1,663	—
Release of valuation allowance related to deferred tax assets (see Note 12)	(11,322)	—
Utilization of acquired deferred tax asset	42	—
Impairment of HotelTools software (see Note 8)	—	550
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(4,683)	(235)
Inventories	(8,173)	(266)
Other assets	585	(430)
Accounts payable	6,529	(2,368)
Accrued liabilities	(1,193)	275
Payables due to BlueCube (see Note 10)	1,015	(808)
Client deposits and deferred revenue	215	1,458
Other liabilities	285	(165)

Net cash provided by operating activities	4,953	5,036
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,576)	(1,426)
Capitalized software development costs	(1,023)	(284)
Acquisition of Synchronics, net of cash acquired	(19,474)	—
Accrued contract obligations and other payments related to sale of Enterprise business	—	(212)
Additional consideration for acquisition of Breeze	—	(1,300)
Proceeds from sale of fixed assets	—	164

Net cash used in investing activities	(24,073)	(3,058)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	2,430	1,203
Repurchase of common stock	(4,789)	(1,000)
Principal payments on capital lease obligations	(23)	(178)
Borrowings under long-term debt facility	16,000	15,000
Net borrowings from short-term debt facility	1,800	1,300
Principal payments on notes payable to shareholders	(632)	(16,771)
Principal payments on long-term debt facility	(2,453)	—
Proceeds from shares issued under employee stock purchase plan	—	1,228
Payment of loan fees associated with Credit Agreement	—	(321)

Net cash provided by financing activities	12,333	461

(Decrease) increase in cash and cash equivalents	(6,787)	2,439
Cash and cash equivalents at beginning of period	17,641	15,067

Cash and cash equivalents at end of period	$10,854	$17,506

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash transactions related to acquisitions and divestitures (Note 3):
Issuance of common stock—Synchronics	$7,292	$—

Adjustment related to change in contingent liabilities of MenuLink	$160	$—

Cash paid for interest	$1,298	$557

Cash paid for income taxes	$206	$—

Purchases of property and equipment	$1,269	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Radiant Systems, Inc. (“Radiant” or the “Company”), included herein, have been prepared on a basis consistent with the December 31, 2005 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Radiant’s Form 10-K for the year ended December 31, 2005. Radiant’s results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of future operating results.

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

Treasury Stock

The Company records treasury stock purchases at cost and allocates this value to additional paid-in capital. During the second quarter of 2006, the Company repurchased, and subsequently retired, approximately 435,000 shares for approximately $4.8 million at an average cost of $11.01 per share including transactional costs of approximately $26,000. In addition, during the first quarter of 2005, the Company repurchased, and subsequently retired, approximately 238,000 shares at $4.21 per share at a cost of approximately $1.0 million. These shares were repurchased from the former shareholders of Breeze Software Proprietary Limited (“Breeze”) and had initially been issued in the third quarter of 2004 in connection with the additional consideration given for obtaining certain earnings milestones, pursuant to the Breeze acquisition agreement. At the Company’s option, cash equaling the value of the shares issued to the former shareholders of Breeze was exchanged for the shares during the first quarter of 2005.

Net Income Per Share

Basic net income per share is computed based on the weighted-average number of shares of our common stock outstanding. Diluted net income per share is computed based on the weighted-average number of shares of our common stock outstanding and dilutive stock options.

The following is a reconciliation of the denominators used in the basic and diluted net income per share computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average shares outstanding used to compute basic net income per share	30,994	29,231	30,916	29,240
Effect of dilutive stock options	1,899	1,968	2,144	1,562

Weighted average shares outstanding and dilutive stock options used to compute diluted net income per share	32,893	31,199	33,060	30,802

For the three months ended June 30, 2006 and 2005, options to purchase approximately 2.0 million and 1.5 million shares of common stock were excluded from the above reconciliation, as the options were antidilutive for the periods then ended. For the six months ended June 30, 2006 and 2005, options to purchase approximately 1.8 million and 2.2 million shares of common stock were excluded from the above reconciliation, as the options were antidilutive for the periods then ended.

Comprehensive Income

The Company’s comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the three months ended June 30, 2006 and 2005 was approximately $12.0 million and $0.9 million, respectively. Total comprehensive income for the six months ended June 30, 2006 and 2005 was approximately $12.6 million and $2.1 million, respectively.

Accounting Pronouncements

In June 2006, the FASB issued interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for the Company as of January 1, 2007. The Company is currently assessing the potential impact, if any, of FIN 48 on its financial statements.

In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R) and reported in the consolidated statements of cash flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. We are currently in the process of evaluating the alternative methods.

2. STOCK-BASED COMPENSATION

Radiant has adopted stock plans that provide for the grant of incentive and non-qualified stock options to directors, officers, and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. In addition, Radiant provides employees stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). The ESPP was suspended on December 31, 2005 in an effort to reduce future stock compensation expense. The Company is expecting to reinstate the ESPP during the third quarter of 2006 on terms that permit employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. Based on these terms, the reinstated ESPP will not result in any future stock compensation expense. The Company has authorized approximately 16.2 million shares for awards of options, of which approximately 2.0 million shares are available for future grants as of June 30, 2006.

On January 1, 2006, Radiant implemented the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (SFAS 123(R)), using the modified prospective transition method. SFAS 123(R) requires companies to recognize the cost for employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method of adopting SFAS 123(R), Radiant began recognizing compensation expense for equity-based awards granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), plus unvested awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Under this method of implementation, no restatement of prior periods was required.

Equity-based compensation expense recognized under SFAS 123(R) in the condensed consolidated statements of operations for the three months and six months ended June 30, 2006 was approximately $0.9 million and $1.6 million, respectively. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The implementation of SFAS 123(R) reduced both basic earnings per share and diluted earnings per share by $0.03 for the three months ended June 30, 2006 and reduced both basic earnings per share and diluted earnings per share by $0.05 for the six months ended June 30, 2006. The implementation of SFAS 123(R) did not have any impact on cash flows from operations during the three and six month periods ended June 30, 2006.

The non-cash stock-based compensation expense was included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenues – systems	$134	$227
Cost of revenues – client support, maintenance and other services	50	103
Product development	152	318
Sales and marketing	196	351
General and administrative	327	634

Non-cash stock-based compensation expense	$859	$1,633

For both the three and six month periods ended June 30, 2006, the total income tax benefits recognized in the condensed consolidated statements of operations for share-based compensation, recorded in accordance with SFAS No. 123(R), was approximately $0.2 million. The Company capitalized $22,000 in compensation cost related to product development.

Prior to January 1, 2006, Radiant measured compensation expense for its employee equity-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As the exercise price of all options granted under these plans was not below the fair market price of the underlying common stock on the grant date, no equity-based compensation cost was recognized in the condensed consolidated statements of operations under the intrinsic value method.

Stock Options

The exercise price of each stock option equals the market price of Radiant’s stock on the date of grant. Most options are scheduled to vest equally over a three or four-year period or when certain stock performance requirements are met. These stock performance requirements include a provision that allows for early vesting if certain stock price targets are met. The Company recognizes stock-based compensation expense using the graded vesting attribution method. Outstanding options expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. The weighted average assumptions used in the model for the three and six month periods ended June 30, 2006 are outlined in the following table:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expected volatility	55%	55%
Expected life (in years)	3 - 4	3 - 4
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	5.4%	4.8% – 5.4%

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

A summary of the changes in stock options outstanding under Radiant’s equity-based compensation plans during the six months ended June 30, 2006 is presented below:

(in thousands, except per share data and number of years)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6,413	$8.83	5.85
Granted	559	$12.77
Exercised	(431)	$5.63
Forfeited or cancelled	(40)	$10.31
Outstanding at June 30, 2006	6,501	$9.44	5.40	$19,078

Exercisable at June 30, 2006	4,605	$9.88	5.13	$13,503

The weighted average grant-date fair value of options granted during the three and six month periods ended June 30, 2006 was $5.27 and $5.28, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the three and six month periods ended June 30, 2006, was approximately $0.3 million and $3.5 million, respectively. The total fair value of options that vested during the three and six month periods ended June 30, 2006 was approximately $0.2 million and $0.4 million, respectively. At June 30, 2006, Radiant had 1.9 million unvested options outstanding with a weighted-average grant-date fair value of $4.22. Of the 1.9 million options that were unvested at June 30, 2006, there were 0.4 million options that had a vesting period based on stock performance requirements. The unvested options have a total unrecognized compensation expense of approximately $4.4 million, net of estimated forfeitures, which will be recognized over the weighted average period of 2.14 years. Cash received from stock option exercises was approximately $0.3 million and $2.4 million during the three and six month periods ended June 30, 2006, respectively.

Pro Forma Information under SFAS 123 for Periods Prior to 2006

Prior to 2006, Radiant followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended. The following table illustrates the effect on net income and earnings per share for the three and six month periods ended June 30, 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under Radiant’s stock-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If the Company had recognized the expense of equity programs in the consolidated statement of operations, additional paid-in capital would have increased by a corresponding amount.

(in thousands, except per share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income – as reported	$1,229	$2,401
Stock-based compensation expense	(926)	(2,797)

Net income (loss) – pro forma	$303	$(396)

Basic net income (loss) per share:
As reported	$0.04	$0.08
Pro forma	$0.01	$(0.01)
Diluted net income (loss) per share:
As reported	$0.04	$0.08
Pro forma	$0.01	$(0.01)

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Expected volatility	66%	57% - 66%
Expected life (in years)	4	4
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.7%	3.0% – 3.7%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was approximately $354,000 and $384,000 for the three and six month periods ended June 30, 2005, respectively. The total expense related to the ESPP during the three and six month periods ended June 30, 2005 was approximately $100,000 and $400,000, respectively.

3. ACQUISITIONS AND DIVESTITURES

Each of the acquisitions discussed below was accounted for using the purchase method of accounting as prescribed by Statement of Financial Accounting Standards No. 141, “Business Combinations”.

Acquisition of Synchronics, Inc.

On January 3, 2006, the Company acquired substantially all of the assets of Synchronics, Inc. (“Synchronics”), a supplier of business management and point-of-sale software for the retail industry. Total consideration was approximately $26.8 million and consisted of approximately $19.5 million in cash (subject to a post-closing adjustment) and 605,135 shares of restricted common stock with a value of $12.05 per share in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” The cash portion of the purchase price was paid on the date of closing. The operations of the Synchronics business has been included in the Company’s consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the “Retail” segment.

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

Acquisition of MenuLink Computer Solutions, Inc.

On October 6, 2005, the Company acquired the shares of MenuLink Computer Solutions, Inc. (“MenuLink”). MenuLink is a leading supplier of back-office software for the hospitality industry. The purchase of MenuLink provided the Company with a fully integrated solution for the hospitality industry. Total consideration was approximately $12.8 million and consisted of $6.3 million in cash, three-year notes in the principal amount of approximately $4.1 million, and 217,884 shares of restricted common stock with a value of $10.97 per share on the date of announcement (September 19, 2005). The cash consideration of $6.3 million was paid on the date of closing. The notes have an interest rate equivalent to the prime rate and will be paid in equal monthly installments (principal and interest) over a 36-month period through October 2008. MenuLink has been included in the Company’s consolidated results of operations and financial position from the date of acquisition. The intangible assets acquired were valued by the Company with the assistance of independent appraisers utilizing customary valuation procedures and techniques.

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

The following is a summary of the intangible assets acquired and the weighted average useful lives over which they will be amortized:

(Dollars in Thousands)	Purchased Assets	Weighted- Average Useful Lives
Core and developed technology	$1,900	4 years
Customer list and contracts	1,400	7 years
Trademarks and tradenames	300	5 years
Covenants not to compete	200	5 years

Total intangible assets acquired	$3,800

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

In accordance with SFAS No. 142, the Company evaluates the carrying value of goodwill as of January 1 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s annual evaluations of the carrying value of goodwill, completed on January 1, 2006 and 2005 in accordance with SFAS No. 142, resulted in no impairment losses.

Changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows (in thousands):

	Hospitality	Retail	Total
Balance, December 31, 2005	$37,277	$6,962	$44,239
Goodwill resulting from the Synchronics acquisition (Note 3)	—	17,019	17,019
Currency translation adjustment related to Breeze acquisition	—	44	44
Utilization of acquired deferred tax asset	—	(42)	(42)
Adjustment related to change in contingent liabilities of MenuLink (Note 3)	160	—	160

Balance, June 30, 2006	$37,437	$23,983	$61,420

Intangible Assets

A summary of the Company’s intangible assets as of June 30, 2006 and December 31, 2005 is as follows (in thousands):

		June 30, 2006		December 31, 2005
	Weighted Average Amortization Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core and developed technology – Hospitality	3.5 years	$12,700	$(9,183)	$12,700	$(7,145)
Reseller network – Hospitality	15 years	9,200	(1,508)	9,200	(1,201)
Direct sales channel – Hospitality	8.5 years	3,600	(885)	5,000	(752)
Covenants not to compete – Hospitality	4 years	1,750	(1,210)	1,750	(950)
Trademarks and tradenames – Hospitality	Indefinite	1,300	—	1,300	—
Trademarks and tradenames – Hospitality	5 years	300	(44)	300	(15)
Customer list and contracts – Hospitality	5 years	1,650	(258)	250	(85)
Core and developed technology – Retail	4 years	3,800	(475)	—	—
Reseller network – Retail	6 years	5,200	(433)	—	—
Subscription sales – Retail	4 years	1,400	(175)	—	—
Trademarks and tradenames – Retail	6 years	700	(58)	—	—

Other		492	(321)	492	(307)

Total intangible assets		$42,092	$(14,550)	$30,992	$(10,455)

Approximate amortization expense, assuming no future acquisitions, dispositions or impairments of intangible assets, for the following 12-month periods subsequent to June 30, 2006 are listed below:

12-month period ended June 30, (Dollars in thousands)
2007	$6,343
2008	4,123
2009	4,103
2010	3,055
2011	2,202
Thereafter	6,416

$26,242

5. INVENTORY

Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventory as of June 30, 2006 and December 31, 2005 is as follows (in thousands):

	June 30, 2006	December 31, 2005
Raw materials, net	$17,392	$10,587
Work in process	359	525
Finished goods, net	8,517	6,981

	$26,268	$18,093

6. DEBT

On March 31, 2005, the Company entered into a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Foothill, Inc., as the arranger, administrative agent and initial lender. The Credit Agreement, which was amended on January 3, 2006, provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $31 million. The expiration date of the Credit Agreement is March 31, 2010. The revolving loan amount available to the Company is derived from a monthly borrowing base calculation using the Company’s various receivables balances. The amount derived from this borrowing base calculation is further reduced by the total amount of letters of credit outstanding. Loans under the Credit Agreement will bear interest, at Radiant’s option, at either the London Interbank Offering Rate plus two and one half percent or at the rate that Wells Fargo Bank, N.A. announces as its prime rate then in effect. Fees associated with the Credit Agreement are typical for transactions of this type.

The Credit Agreement contains certain customary representations and warranties from Radiant. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of Radiant’s assets; and limitations on transactions with related parties. In addition, the Credit Agreement contains various financial covenants, including: minimum EBITDA levels; minimum tangible Net Worth; and maximum capital expenditures. As of June 30, 2006, the Company was in compliance with all financial covenants. The Credit Agreement also contains customary events of default, including: nonpayment of principal, interest, fees or charges when due; breach of covenants; material inaccuracy of representations and warranties when made; and insolvency. If any events of default occur and are not cured within the applicable grace periods or waived, the administrative agent shall, at the election of the required lenders, terminate the commitments and declare the loans then outstanding to be due and payable in whole or in part, together with accrued interest and any unpaid accrued fees and all other liabilities of Radiant thereunder. The Credit Agreement is secured by the assets of the Company. As of June 30, 2006, the Company had approximately $0.6 million in letters of credit against its available borrowing base of approximately $9.1 million, and $1.8 million was outstanding against the revolving loan facility, which is included in current liabilities.

In the second quarter of 2005, the Company entered into an amended and restated promissory note in the amount of $1.5 million with the previous shareholders of Aloha Technologies, Inc., acquired by the Company in January 2004. During the fourth quarter of 2005, the Company modified the amended promissory note by reducing the $1.5 million principal amount to $1.0 million. The decrease was due to agreed upon purchase price adjustments. The principal on this note will be paid over the course of the third and fourth quarters of 2008 and the first quarter of 2009.

In the fourth quarter of 2005, the Company issued approximately $4.1 million in notes payable related to the acquisition of MenuLink. The interest on the notes is calculated based on the prime rate and payments for both principal and interest are being made in equal installments over a 36-month period. The notes are scheduled to be paid off by the fourth quarter of 2008.

The following is a summary of long-term debt and the related balances as of June 30, 2006 and December 31, 2005 (in thousands):

Description of Debt	June 30, 2006	December 31, 2005
Promissory note (as amended) with Aloha shareholders bearing interest based on the prime rate plus one percent (9.25% as of June 30, 2006) with interest being paid monthly and principal being paid over the course of three fiscal quarters beginning in the third quarter of 2008.	964	964
Term loan (as amended) with a bank bearing interest based at the prime rate (8.25% as of June 30, 2006) with principal being paid at $492 per month plus accrued interest. All unpaid principal and accrued interest is due upon termination or expiration of the Credit Agreement.	27,042	13,500
Promissory notes with MenuLink shareholders bearing interest (8.25% as of June 30, 2006) based on the prime rate and being paid in thirty-six equal installments of principal and interest through the fourth quarter of 2008.	3,289	3,919

Total	$31,295	$18,383

Approximate maturities of notes payable for the following 12-month periods subsequent to June 30, 2006 are listed below:

(Dollars in Thousands)
2007	$7,236
2008	7,337
2009	7,188
2010	9,534

Balance, June 30, 2006	$31,295

7. RESTRUCTURING CHARGES

Lease Restructuring Charges – Bedford, Texas

During the second quarter of 2006, Radiant relocated its offices in Bedford, Texas to a facility in Fort Worth, Texas. The Company is contractually liable for the lease payments on the abandoned Bedford facility through September 2007 (lease expiration). The restructuring charges were attributable to the Company’s Hospitality business segment. In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments and estimated maintenance costs at the abandonment date.

The abandonment of the Bedford facility resulted in a restructuring charge of approximately $1.4 million in the second quarter of 2006, which consisted of the fair value of the remaining lease liability and ongoing maintenance costs. As of June 30, 2006, approximately $1.2 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the end of the third quarter of 2007 (lease expiration). The table below summarizes the activity in the restructuring reserve:

(Dollars in thousands)	Short-Term	Long-Term	Total
Balance as of December 31, 2005	$—	$—	$—
Restructuring charges	967	392	1,359
Expenses charged against restructuring reserve	(131)	—	(131)

Balance as of June 30, 2006	$836	$392	$1,228

Lease Restructuring Charges – Alpharetta, Georgia

During the third quarter of 2005, Radiant decided to consolidate certain facilities located in Alpharetta, Georgia, in order to reduce future operating costs. This resulted in the abandonment of one facility, which formerly housed the Company’s customer support call center. The restructuring charges were not attributable to any of the Company’s reportable segments. In accordance with SFAS 146, the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments at the abandonment date less the estimated sublease rentals that could reasonably be obtained from the property.

This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. During the second quarter of 2006, the Company updated its restructuring reserve analysis and recorded an additional $0.3 million in restructuring charges as the initial assumption regarding the ability to sublease the facility has changed. As of June 30, 2006, approximately $1.1 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the fourth quarter of 2010 (lease expiration). The table below summarizes the activity in the restructuring reserve:

(Dollars in thousands)	Short-Term	Long-Term	Total
Balance as of December 31, 2005	$362	$625	$987
Restructuring charges	304	—	304
Expenses charged against restructuring reserve	(146)	(56)	(202)

Balance as of June 30, 2006	$520	$569	$1,089

8. IMPAIRMENT OF HOTELTOOLS SOFTWARE

In 2003, management approved a plan to sell the acquired HotelTools software. At the time this plan was approved, the software became available for immediate sale and management actively pursued interested parties to sell the software in its present condition. As a result of this impending sale and in accordance with the provisions of FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, the Company wrote down the assets associated with HotelTools to its net realizable value. Additionally, the Company reclassified the remaining intangible asset balance of $550,000 to other short-term assets to reflect the impending sale. During the second quarter of 2005, there was no activity or discussions with interested parties and management made the decision to no longer actively pursue potential acquirers of the software. Accordingly, it was determined that the asset should be written off and an impairment charge of $550,000 was recorded in the condensed consolidated statements of operations.

9. SEGMENT REPORTING

The Company’s reportable segments were identified based on the manner in which management reviews operating results and makes decisions regarding the allocation of the Company’s resources. Each segment focuses on delivering site management systems, including point-of-sale, self-service kiosk, and back-office systems, designed specifically for each of the core vertical markets. The Company’s segments derive revenues from the sale of products including system software and hardware and services, including client support, maintenance, training, custom software development, hosting and implementation services.

Prior to 2006, the Company operated in three primary segments: (i) Hospitality, (ii) Petroleum and Convenience Retail, and (iii) Entertainment. However, effective January 1, 2006, the Company made the decision to condense its business into two reportable segments: (i) Hospitality (which includes the former Entertainment segment) and (ii) Retail (which is comprised of the former Petroleum and Convenience Retail segment and the recently-acquired Synchronics business). These changes were made in order to increase management’s accountability for revenue growth and operating performance. Segment information for the three and six month periods ended June 30, 2005 has been restated to present the data in accordance with the current segments.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. Management evaluates the performance of the segments based on net income or loss before the allocation of certain central costs.

A summary of the Company’s operating segments follows (in thousands):

	For the three months ended June 30, 2006
	Hospitality	Retail	Other	Total
Revenues	$35,695	$18,876	$306	$54,877
Amortization of intangible assets	1,470	571	6	2,047
Product development	3,169	1,185	31	4,385
Net income before allocation of central costs	4,406	2,760	217	7,383
Goodwill	37,437	23,983	—	61,420
Other identifiable assets	43,253	29,299	787	73,339

	For the three months ended June 30, 2005
	Hospitality	Retail	Other	Total
Revenues	$28,472	$10,714	$339	$39,525
Amortization of intangible assets	1,277	—	6	1,283
Product development	1,954	474	—	2,428
Net income (loss) before allocation of central costs	5,768	491	(343)	5,916
Goodwill	27,114	7,697	—	34,811
Other identifiable assets	40,511	15,766	350	56,627

	For the six months ended June 30, 2006
	Hospitality	Retail	Other	Total
Revenues	$67,833	$35,282	$799	$103,914
Amortization of intangible assets	2,940	1,142	12	4,094
Product development	6,315	2,694	31	9,040
Net income (loss) before allocation of central costs	8,576	5,221	(36)	13,761

	For the six months ended June 30, 2005
	Hospitality	Retail	Other	Total
Revenues	$52,307	$24,009	$548	$76,864
Amortization of intangible assets	2,554	—	12	2,566
Product development	3,616	1,036	—	4,652
Net income (loss) before allocation of central costs	9,234	2,941	(573)	11,602

The reconciliation of product development expense from reportable segments to total product development expense for the three and six month periods ended June 30, 2006 and 2005 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Product development expense for reportable segments	$4,385	$2,428	$9,040	$4,652
Indirect product development expense unallocated	992	908	1,964	1,657

Product development expense	$5,377	$3,336	$11,004	$6,309

The reconciliation of net income from reportable segments to total net income for the three and six month periods ended June 30, 2006 and 2005 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net income for reportable segments	$7,383	$5,916	$13,761	$11,602
Central corporate expenses unallocated	(7,058)	(4,137)	(12,753)	(8,651)
Release of valuation allowance related to deferred tax assets	11,322	—	11,322	—
Write-off of HotelTools software	—	(550)	—	(550)

Net income	$11,647	$1,229	$12,330	$2,401

The reconciliation of other identifiable assets to total assets as of June 30, 2006 and 2005 is as follows:

	June 30, 2006	June 30, 2005
Other identifiable assets for reportable segments	$73,339	$56,627
Goodwill for reportable segments	61,420	34,811
Central corporate assets unallocated	56,807	38,123

Total assets	$191,566	$129,561

Revenues not associated with the Company’s Hospitality and Retail segments are comprised of revenues from sales to BlueCube (Note 10) and hardware sales outside the Company’s segments.

The Company distributes its technology both within the United States of America and internationally. The Company currently has international offices in Australia, the Czech Republic, the United Kingdom and Singapore. Revenues derived from international sources were approximately $9.3 million and $5.9 million for the three months ended June 30, 2006 and 2005, respectively, and approximately $15.5 million and $12.8 million for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006 and 2005, the Company had international identifiable assets, including goodwill, of approximately $13.3 million and $14.0 million, respectively, of which approximately $4.1 million and $4.9 million, respectively, are considered long-lived assets.

The segment reporting data presented above may not reflect actual performance and actual asset balances had each segment been a stand-alone entity. Furthermore, the segment information may not be indicative of future performance.

10. COMMITMENTS AND CONTINGENCIES FROM DIVESTITURE OF ENTERPRISE SOFTWARE SYSTEMS BUSINESS

The following commitments and contingencies relate to the tax free split-off of the Company’s Enterprise Software Systems business, which occurred on January 31, 2004. The enterprise that was created as a result of the split-off is BlueCube Software, Inc. (“BlueCube”).

Radiant has a contractual obligation for performance under certain existing customer contracts that have not been assigned to BlueCube at Radiant’s choice or because they require the consent of the customer (Legacy Contracts). Under a Reseller and Services Agreement, BlueCube is obligated to fulfill the terms of these Legacy Contracts, including providing hosting, support, maintenance and professional services. BlueCube will act as Radiant’s subcontractor, and indemnify Radiant for any losses associated with its performance or non-performance of the Legacy Contract obligations. Radiant will continue to invoice these Legacy customers on behalf of BlueCube. Radiant will pass through the payments received in these transactions as they are received from the customers. As of June 30, 2006, Radiant had received approximately $0.4 million from Legacy customers that was not yet passed through to BlueCube. This amount has been included in accrued contractual obligations and payables due to BlueCube in the accompanying condensed consolidated balance sheet as of June 30, 2006.

Under this Reseller and Services Agreement with BlueCube, Radiant became a preferred reseller of selected BlueCube computer products. The fixed price charged to customers for BlueCube products is remitted to BlueCube based on a fixed percentage of this price, as stated in the agreement. The Company recognized approximately $0.6 million and $0.1 million of revenues under this agreement during the three months ended June 30, 2006 and 2005, respectively, and approximately $1.2 and $0.2 million during the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006 and December 31, 2005, Radiant had a payable due to BlueCube related to the fixed percentage pass through of approximately $2.3 million and $1.2 million, respectively. These amounts have been included in accrued contractual obligations and payables due to BlueCube in the accompanying condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005. In addition, the Company recognized approximately $0.2 million of revenues during the three and six month periods ended June 30, 2006, and $0 and $0.1 million of revenues, respectively, during the three and six month periods ended June 30, 2005, that were generated from the sale of Radiant products to BlueCube. As of June 30, 2006 and December 31, 2005, Radiant had a receivable due from BlueCube of approximately $0.6 million and $0.5 million, respectively.

Radiant also maintains rights to access product source code and information needed to fulfill Legacy Contract obligations if BlueCube fails to perform. For a limited number of existing customer contracts, Radiant and BlueCube had a shared liability, which included penalties, for a period of 18 months after January 31, 2004, based upon the revenue received by each party under the contract. For one of these contracts, milestones defined in the original contract were amended. Failure to meet these amended milestones would have resulted in penalties and/or losses. Radiant did not incur any penalties and/or losses under this contract. In addition to the initial cash included in the transaction, it was agreed that approximately $5.3 million of unearned revenue will be transferred to BlueCube upon BlueCube’s completion of the related contractual commitments. Approximately $0 was paid during the three months ended June 30, 2006 and 2005, approximately $0.1 million and $0.2 million during the six months ended June 30, 2006 and 2005, and approximately $4.7 million from the disposition date through June 30, 2006, respectively. Management expects the majority of the remaining cash to be transferred to BlueCube over the next six months. The remaining liability of approximately $0.6 million is included in accrued contractual obligations and payables due to BlueCube in the accompanying condensed consolidated balance sheet as of June 30, 2006.

Radiant has also agreed to sublease a portion of its property, currently under an operating lease, to BlueCube. This sublease will expire concurrently with Radiant’s operating lease on the property in January 2013. Operating lease rentals received are recorded against operating lease expense in the condensed consolidated statements of operations. BlueCube has the right to early termination beginning on January 31, 2007, and must provide Radiant with an 18 month notice that early termination will occur. Payments received from BlueCube under this sublease totaled approximately $0.4 million and $0.3 million during the three months ended June 30, 2006 and 2005, respectively, and approximately $0.7 million and $0.6 million during the six months ended June 30, 2006 and 2005, respectively. Aggregate future minimum lease payments under this sublease agreement for the 12-month periods subsequent to June 30, 2006 are approximately $1.4 million per period for years 2007 through 2011, and a total of $2.3 million over the remaining 19 months of the lease. In conjunction with this sublease agreement, Radiant and BlueCube entered into a right of refusal and option agreement pertaining to real property currently owned by Radiant and adjacent to the property being subleased by BlueCube. Under this agreement, BlueCube has an option to purchase the real property at a stated value, which management believes is the fair value at the time of the split-off. BlueCube has the right of refusal if Radiant obtains an offer to sell the real property to another party. The exercise of this right will result in BlueCube purchasing the real property at a price based on a formula and the third-party offer obtained by Radiant. This agreement is subordinate to a pre-existing right of first refusal with a third party.

11. RELATED PARTY TRANSACTIONS

As a result of the Synchronics acquisition which occurred in the first quarter of 2006, the Company entered into a 5-year lease agreement with Jeff Goldstein Investment Partnership. Mr. Goldstein was the previous owner of Synchronics and is currently employed by the Company. The lease is for property located in Memphis, Tennessee, which was the headquarters of Synchronics. The lease expires on December 31, 2010 and future minimum lease payments are approximately $0.2 million for the remainder of 2006, $0.4 million in 2007 and 2008, and $0.5 million in 2009 and 2010.

For related party transactions and balances relating to BlueCube, see Note 10.

12. TAX VALUATION ALLOWANCE

As of December 31, 2005, the Company had a valuation allowance against its deferred tax assets of $16.9 million due to the uncertainty regarding its ability to generate sufficient future taxable income prior to the expiration of its net operating loss carryforwards. In the second quarter of 2006, the Company reassessed the valuation allowance previously established and determined that it was more likely than not that a substantial portion of the deferred tax assets would be realized in the foreseeable future. This determination was based upon the Company’s projection of taxable income for 2006, 2007 and 2008 as well as the length of time since the Company has incurred losses from continuing operations before taxes. Accordingly, $14.2 million of the valuation allowance was released during the second quarter of 2006, of which $2.9 million was recorded as additional paid-in-capital and $11.3 million was recorded as a benefit to the income tax provision for the three months ended June 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of Radiant’s business and results of operations. This MD&A should be read in conjunction with the MD&A included in our Form 10-K for the year ended December 31, 2005 as well as Radiant’s Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. MD&A consists of the following sections:

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

Acquisition of MenuLink Computer Solutions, Inc.

On October 6, 2005, the Company acquired the shares of MenuLink Computer Solutions, Inc. (“MenuLink”). MenuLink is a leading supplier of back-office software for the hospitality industry. The purchase of MenuLink provides the Company with a fully integrated solution for the hospitality industry. Total consideration was approximately $12.8 million and consisted of $6.3 million in cash, three-year notes in the principal amount of $4.1 million, and 217,884 shares of restricted common stock with a value of $10.97 per share on the date of announcement (September 19, 2005). The notes have an interest rate equivalent to the prime rate. The cash consideration of $6.3 million was paid on the date of closing. Debt will be paid in equal monthly installments (principal and interest) over a period of three years.

To the extent that Radiant believes acquisitions or joint ventures can better position it to serve its current segments, it will continue to pursue such opportunities in the future.

Results of Operations

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005 and March 31, 2006 and the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

System sales – The Company derives the majority of its revenues from sales and licensing fees for its point-of-sale hardware, software and site management software solutions. System sales during the second quarter of 2006 were approximately $32.1 million. This is an increase of $10.3 million, or 48%, from the same period in 2005, and a increase of $5.6 million, or 21%, from the first quarter of 2006. System sales during the six month period ended June 30, 2006 were $58.5 million compared to $42.2 million for the same period in 2005, an increase of 39%.

The year over year quarterly and six month increase is primarily due to new business resulting from the acquisitions of MenuLink and Synchronics, the increased use of the hospitality reseller channel for additional sales, the success of selling the Company’s new hardware products into its hospitality reseller markets, and improved product demand throughout the hospitality, retail and international marketplaces. The increase from the first quarter of 2006 was primarily due to significant revenue increases being generated by our reseller channels and international business in both of our segments.

Client support, maintenance and other services – The Company also derives revenues from client support, maintenance and other services, including training, custom software development, subscription and hosting, and implementation services (professional services). The majority of these revenues is from support and maintenance and is structured on a recurring revenue basis associated with installed sites in the field, while additional professional services are associated with projects related to new sales or implementation of products.

Revenues from client support, maintenance and other services during the second quarter of 2006 were approximately $22.8 million. This is an increase of 28% from the same period in 2005 and an increase of 1% from the first quarter of 2006. Revenues from client support, maintenance and other services for the six month period ended June 30, 2006 were approximately $45.4 million compared to $34.7 million for the same period in 2005, an increase of 31%. These increases are primarily due to the additional revenues generated in both software and hardware support and maintenance resulting from increased software and hardware sales in 2005 and the first half of 2006, the increase in revenues generated from the Company’s Hospitality subscription products due to continued marketing efforts around this product line, revenues generated from the acquisitions of MenuLink and Synchronics, and the additional revenues generated through the growth of custom development and consulting projects.

System sales gross profit – Cost of system sales consists primarily of hardware and peripherals for site-based systems, amortization of software costs and labor. All costs, other than amortization, are expensed as products are shipped, while software amortization is expensed at the greater of straight line amortization or proportion to sales volume.

System sales gross profit in the second quarter of 2006 as compared to the same period in 2005 increased by approximately $ 4.9 million, or 46%, while the gross profit percentage decreased by 1 point to 48%. For the six month period ended June 30, 2006 as compared to the same period in 2005, system sales gross profit increased by approximately $7.5 million, or 37%, while the gross profit percentage remained constant at 48%. The decrease in the gross profit percentage quarter over quarter is primarily due to the change in mix between the Company’s hardware and software product lines, resulting from additional hardware sales within its reseller channel, and was partially offset by the acquisition of MenuLink and Synchronics (primarily software revenue driven companies). Collectively, the Company’s software margins are higher than its hardware margins. Systems sales gross profit for the second quarter of 2006 increased by approximately $3.1 million, or 25%, compared to the first quarter of 2006, while the gross profit percentage increased by 1 point to 48%. This increase was primarily due to improvements in the Company’s hardware margins.

Client support, maintenance and other services gross profit – Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations.

The gross profit on service sales increased by approximately $ 2.7 million, or 44%, in the second quarter of 2006 as compared to the same period in 2005, while the gross profit percentage increased by 4 points to 38%. For the six month period ended June 30, 2006, the gross profit on service sales increased by approximately $6.8 million, or 58%, as compared to the same period in 2005, while the gross profit percentage increased by 7 points to 41%. The gross profit percentage decreased by 6 points to 38% in the second quarter of 2006 as compared to the first quarter of 2006.

The increase in the gross profit and gross profit percentage on service sales from 2005 to 2006 is primarily due to the acquisition of MenuLink and Synchronics (both of which have successful subscription product lines), the movement of personnel from maintenance projects to research and development projects, and improved leverage of fixed costs. The decrease in the gross profit percentage from the first quarter of 2006 was due to the reallocation of resources to maintenance projects within our Retail segment and significant increases in freight surcharges on materials within our hardware maintenance line.

Segment revenues – During the second quarter of 2006, total revenues in the Hospitality business segment increased by approximately $7.2 million, or 25%, compared to the same period in 2005. For the six months ended June 30, 2006, total revenues in the Hospitality business segment increased by approximately $15.5 million, or 30%, compared to the same period in 2005. During the second quarter of 2006, total revenues in the Hospitality business segment increased by approximately $3.6 million, or 11%, compared to the first quarter of 2006. These increases are primarily due to new business resulting from the acquisition of MenuLink, use of the reseller channel for additional sales into the Hospitality market, and improved demand throughout the industry.

During the second quarter of 2006, total revenues in the Retail business segment increased by approximately $8.2 million, or 76%, compared to the same period in 2005. For the six months ended June 30, 2006, total revenues in the Retail business segment increased by approximately $11.3 million, or 47%, compared to the same period in 2005. During the second quarter of 2006, total revenues in the Retail business segment increased by approximately $2.5 million, or 15%, compared to the first quarter of 2006. These increases are primarily due to the Synchronics acquisition and improved demand throughout the retail industry.

Segment net income before allocation of central costs – The Company measures segment profit based on net income before the allocation of certain central costs. During the second quarter of 2006, total net income before allocation of central costs in the Hospitality business segment decreased by approximately $1.4 million, or 24%, compared to the same period in 2005. For the six months ended June 30, 2006, total net income before allocation of central costs in the Hospitality business segment decreased by approximately $0.7 million, or 7%, compared to the same period in 2005. These decreases are primarily due to the lease restructuring charge recorded in the second quarter of 2006. Total net income before allocation of central costs in the Hospitality business segment for the second quarter of 2006 increased by approximately $0.2 million, or 6%, as compared to the first quarter of 2006. This increase was primarily due to additional revenues resulting from the acquisition of MenuLink and improved demand throughout the industry but was offset by the lease restructuring charge recorded in the second quarter (see Note 7).

During the second quarter of 2006, total net income in the Retail business segment increased by approximately $2.3 million, or 462%, as compared to the same period in 2005. For the six months ended June 30, 2006, total net income in the Retail business segment increased by $2.3 million, or 78%, as compared to the same period in 2005. Total net income in the second quarter of 2006 for the Retail business segment increased by approximately $0.3 million, or 12%, as compared to the first quarter of 2006. These increases are primarily due to the Synchronics acquisition and improved demand through the retail industry, specifically in the petroleum and convenience store market.

Total operating expenses – The Company’s total operating expenses increased by approximately $ 8.1 million, or 54%, during the second quarter of 2006 as compared to the same period in 2005, by approximately $14.9 million, or 52%, for the six months ended June 30, 2006 compared to the same period in 2005, and by approximately $ 2.5 million, or 12%, from the first quarter of 2006 due to the following:

•	Additional operating expenses resulting from the acquisitions of MenuLink and Synchronics.

•	The expensing of equity-based compensation beginning in January 1, 2006, which resulted in approximately $ 0.9 million and $1.6 million of additional operating expenses during the three and six month periods ended June 30, 2006, respectively.

•	Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues which are included in costs of client support, maintenance and other services. Product development expenses increased during the second quarter of 2006 by approximately $ 2.0 million, or 61%, compared to the same period in 2005, by approximately $4.7 million, or 74%, for the six months ended June 30, 2006 as compared to the same period in 2005, and decreased by $ 0.3 million, or 4%, from the first quarter of 2006. The increases from 2005 to 2006 are primarily due to a higher level of investments in our products and the expensing of employee stock options, which accounted for approximately $0.2 million and $0.3 million in expense during the three and six month periods ended June 30, 2006, respectively. The decrease from the first quarter is a result of more expenditures being eligible for software capitalization, which will be amortized over the useful life of the software upon general release. In addition, the Company has continued to increase its investment in product development in order to ensure future growth. Product development expenses as a percentage of revenues were 10% for the second quarter of 2006 compared to 8% for the same period in 2005, 11% for the six months ended June 30, 2006 compared to 8% for the same period in 2005, and 12% for the first quarter of 2006.

•	Sales and marketing expenses – Sales and marketing expenses increased during the second quarter of 2006 by approximately $2.1 million, or 47%, compared to the same period in 2005, by $4.1 million, or 47%, for the six months ended June 30, 2006 compared to the same period in 2005, and by $0.4 million, or 6%, from the first quarter of 2006, primarily related to additional revenues generated year over year, an increase in trade show participation during the first half of 2006, and the expensing of employee stock options, which accounted for approximately $0.2 million and $0.4 million in expense for the three and six month periods ended June 30, 2006, respectively. Sales and marketing expenses as a percentage of revenues were 12% for the second quarter of 2006 compared to 11% for the same period in 2005, 12% for the six months ended June 30, 2006 compared to 11% for the same period in 2005, and 13% for the first quarter of 2006.

•	Depreciation and amortization expenses – Depreciation and amortization expenses increased during the second quarter of 2006 by approximately $0.8 million, or 36%, compared to the same period of 2005, by $1.4 million, or 34%, for the six months ended June 30, 2006 compared to the same period in 2005, and by $0.1 million from the first quarter of 2006, primarily due to additional amortization expense related to intangible assets acquired as part of the MenuLink and Synchronics acquisitions, and additional depreciation expense as a result of property and equipment purchases in the first half of 2006 for the build-out of Company facilities. This increase was partially offset by a decrease in depreciation expense due to several assets becoming fully depreciated during the latter part of the fourth quarter of 2005 and the beginning of the first quarter of 2006.

•	General and administrative expenses – General and administrative expenses increased during the second quarter of 2006 by approximately $2.1 million, or 48%, compared to the same period of 2005, by $3.6 million, or 39%, for the six months ended June 30, 2006 compared to the same period in 2005, and by $0.6 million, or 10%, from the first quarter of 2006. This increase is primarily due to general and administrative expenditures associated with the purchases of MenuLink and Synchronics, increases in occupancy costs, additional investments in general and administrative areas to cover the growth of the business, and approximately $0.3 million and $0.6 million of additional compensation expense resulting from the expensing of stock options during the three and six month periods ended June 30, 2006, respectively. General and administrative expenses as a percentage of total revenues were 12% for the second quarter of 2006 compared to 11% for the same period in 2005, 12% for the six months ended June 30, 2006 and 2005, and 12% for the first quarter of 2006.

•	Lease restructuring charge – During the second quarter of 2006, Radiant relocated its offices in Bedford, Texas to a facility in Fort Worth, Texas. The Company is contractually liable for the lease payments on the abandoned Bedford facility through September 2007 (lease expiration). The restructuring charges were attributable to the Company’s Hospitality business segment. In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments and estimated maintenance costs at the abandonment date.

The abandonment of the Bedford facility resulted in a restructuring charge of approximately $1.4 million in the second quarter of 2006, which consisted of the fair value of the remaining lease liability, ongoing maintenance costs and an immaterial fixed asset write-off. As of June 30, 2006, approximately $1.2 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the end of the third quarter of 2007 (lease expiration)

Interest income and expense – The Company’s interest income is derived from the investment of the Company’s cash and cash equivalents and has remained flat in the three and six month periods ended June 30, 2006 as compared to the same periods in 2005. The Company’s interest expense includes interest expense incurred on its long-term debt and capital lease obligations. Interest expense increased by approximately $0.4 million, or 124%, in the second quarter of 2006 compared to the same period in 2005, by $0.8 million, or 137%, for the six months ended June 30, 2006 compared to the same period in 2005, and by $0.1 million, or 8%, from the first quarter of 2006. The explanation for the increase is the additional debt obtained to finance the acquisitions of MenuLink and Synchronics, as well as an increase in the prime rate of interest.

Income tax benefit – In the second quarter of 2006, the Company reassessed the valuation allowance against its deferred tax assets and determined that it was more likely than not that a substantial portion of the deferred tax assets would be realized in the foreseeable future. This determination was based upon the Company’s projection of taxable income for 2006, 2007 and 2008, as well as the length of time since the Company has incurred losses from continuing operations before taxes. Accordingly, $14.2 million of the valuation allowance was released during the second quarter of 2006, which $2.9 million was recorded as additional paid-in-capital and $11.3 million was recorded as a benefit to the income tax provision for the three months ended June 30, 2006.

Liquidity and Capital Resources

On March 31, 2005, the Company entered into a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Foothill, Inc., as the arranger, administrative agent and initial lender. The Credit Agreement, which was amended on January 3, 2006, provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $31 million. The expiration date of the Credit Agreement is March 31, 2010. The revolving loan amount available to the Company is derived from a monthly borrowing base calculation using the Company’s various accounts receivable balances. The amount derived from this borrowing base calculation is further reduced by the total amount of letters of credit outstanding. Loans under the Credit Agreement will bear interest, at Radiant’s option, at either the London Interbank Offering Rate plus two and one half percent or at the rate that Wells Fargo Bank, N.A. announces as its prime rate then in effect. Fees associated with the Credit Agreement are typical for transactions of this type. The Credit Agreement contains certain customary representations and warranties from Radiant. In addition, the Credit Agreement contains certain financial and non-financial covenants, with which the Company was in compliance as of June 30, 2006.

The Company’s working capital decreased by approximately $6.5 million, or 29%, to $16.3 million at June 30, 2006 as compared to $22.8 million at December 31, 2005. The majority of this decrease is the result of the Company purchasing and retiring approximately $4.8 million in treasury stock. The Company has historically funded its business through cash generated by operations. Cash provided by operations during the six months ended June 30, 2006 was approximately $5.0 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges including depreciation, amortization, lease restructuring, the release of the valuation allowance related to the Company’s deferred tax assets and stock-based compensation These increases in cash were partially offset by an increase in our accounts receivable and inventory balances. The increase in receivables is due to normal quarterly fluctuations and the growth of the business as reflected in the revenue growth year over year. The increase in inventory is also due to normal quarterly fluctuations and in anticipation of increases in hardware shipments in future quarters. The increase in accounts payable (which has a positive effect on cash flow) is a direct result of the increase in inventory and the fact that payments to our vendors that supplied the Company with inventory were not due at quarter-end. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

Cash provided by operating activities during the six months ended June 30, 2005 was approximately $5.0 million. Cash from operations was mainly generated from income from operations, the adding back of non-cash items such as depreciation, amortization and the impairment of the HotelTools software, and through the collection of calendar year support and maintenance invoices that are deferred and recognized over the course of the year. This was partially offset by normal fluctuations in receivables and payables.

Cash used in investing activities during the six months ended June 30, 2006 was approximately $24.1 million. Approximately $19.5 million of the cash was used in the acquisition of Synchronics. Approximately $3.6 million of cash was invested in property and equipment, most of which was a result of renovations in the Company’s manufacturing facility and the build-out of our new satellite office location in Fort Worth, Texas. The Company continued to increase its investment in future products by investing $1.0 million in internally developed capitalizable software during the first half of 2006.

Cash used in investing activities during the six months ended June 30, 2005 was approximately $3.1 million. Investing activities primarily consisted of additional consideration related to the Breeze acquisition, the purchase of equipment and the continued payout of accrued contract obligations related to the Enterprise disposition.

Cash provided by financing activities during the six months ended June 30, 2006 was approximately $12.3 million. Financing activities included cash received under borrowings from the Credit Agreement, as amended (see Note 6 to the condensed consolidated financial statements), cash proceeds received from employees for the exercise of stock options and repayment of promissory notes related to the MenuLink acquisition, repurchase of common stock, and scheduled payments under the Credit Agreement.

Cash provided by financing activities during the six months ended June 30, 2005 was approximately $0.5 million. Financing activities mainly consisted of the pay off and pay down of notes payable related to the Aloha acquisition, proceeds generated from the Credit Agreement mentioned above, payments made in connection with loan fees to enter into the Credit Agreement, and cash generated from the issuance of shares from the Company’s Employee Stock Purchase Plan and the exercise of employee stock options.

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases computer equipment under a 3-year capital lease agreement which expires in December 2007. Contractual obligations as of June 30, 2006 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Capital leases	$65	$39	$26	$—	$—
Operating leases	38,874	6,728	12,347	11,296	8,503
Other obligations:
Notes payable – acquisition of MenuLink Computer Solutions	3,289	1,336	1,953	—	—
Notes payable – acquisition of Aloha Technologies	964	—	771	193	—
Term note (Credit Agreement)	27,042	5,900	11,800	9,342	—
Estimated interest payments on notes payable and term notes (1)	5,728	2,316	2,917	495	—
Divestiture of Enterprise Software Systems (2)	618	618	—	—	—
Purchase commitments (3)	72	72	—	—	—

Total contractual obligations	$76,652	$17,009	$29,814	$21,326	$8,503

(1)	For purposes of this disclosure, we used the interest rates in effect as of June 30, 2006 to estimate future interest expense. See Note 6 of the condensed consolidated financial statements for further discussion of our debt components and their interest rate structures.
(2)	See Note 10 of the condensed consolidated financial statements for further explanation.
(3)	The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The related supplies are to be delivered at various dates between July 2006 and February 2007.

The Company believes there are opportunities to grow the business through the acquisition of complementary and synergistic companies, products and technologies. The Company looks for acquisitions that can be readily integrated and accretive to earnings, although it may pursue smaller non-accretive acquisitions that will shorten its time to market with new technologies. Management believes the general size of cash acquisitions the Company would currently consider would be in the $5 million to $30 million range. Any material acquisition could result in a decrease in the Company’s working capital, depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that the Company obtain additional debt or equity financing. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to the Company and would not result in additional dilution to its stockholders.

The Company believes that its cash and cash equivalents and funds generated from operations will provide adequate liquidity to meet its normal operating requirements, as well as fund the above obligations for the foreseeable future.

Critical Accounting Policies and Procedures

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to client programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company’s revenue is generated primarily through software and system sales, support and maintenance, and other services. The Company recognizes revenue using the guidance from AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition , as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions , SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts (“ARB 45”), SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware . Under these guidelines, the Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists; (2) delivery of the product has occurred; (3) the fee is fixed or determinable; (4) collectibility is reasonably assured; and (5) remaining obligations under the agreement are insignificant. Under multiple element arrangements, where each element is separately stated, sold and priced, the Company allocates revenues to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. The Company’s VSOE of fair value is determined based on the price charged when the same element is sold separately. If evidence of fair value does not exist for all elements in a multiple element arrangement, the Company recognizes revenue using the residual method. Under the residual method, a delivered element without VSOE of fair value is recognized as revenue if all undelivered elements have VSOE of fair value.

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

The Company offers its clients post-contract support in the form of maintenance, telephone support and unspecified software enhancements. Revenues from support and maintenance are recognized ratably over the term of the agreement.

The Company’s services revenues consist of professional fees generated from consulting, custom development, installation and training. Revenues related to professional services performed by the Company are generally recognized on a time and materials basis as the services are performed. Under contracts where revenues are recognized using the percentage of completion method under the provisions of SOP 81-1, the Company measures its progress-to-completion by using input measures, primarily labor hours. The Company continually updates and revises estimates of its input measures. If those estimates indicate a loss will be incurred, the entire loss is recognized in that period.

In addition, the Company offers its customers subscription pricing and hosting services for some of its products. Under these subscription-based contracts, revenues are recognized ratably over the contract period commencing, generally, when the product has been installed and training has been completed.

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

At June 30, 2006, Radiant had approximately 1.9 million unvested options outstanding with a weighted-average grant-date fair value of $4.22. The unvested options have a total unrecognized compensation expense of approximately $4.4 million, net of estimated forfeitures, which will be recognized over the weighted average period of 2.14 years.

For the three and six month periods ended June 30, 2006, Radiant recognized stock compensation expense of approximately $0.8 million and $1.6 million, respectively. Prior to our adoption of SFAS 123(R), Radiant applied the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, to calculate the compensation expense for stock-based awards. Historically, the Company’s general policy was to set the exercise price for our stock options equal to the market value on the grant date. As a result, the options had no intrinsic value on their grant dates, and the Company did not record any compensation expense unless the terms of the options were subsequently modified. For the three and six month periods ended June 30, 2005, the Company would have recognized approximately $0.9 million and $2.8 million, respectively as expense for equity-based awards under SFAS 123(R).

Radiant uses the Black-Scholes model to estimate the fair value of our options granted. The Black-Scholes model requires estimates of the expected term of the option, as well as future volatility and the risk-free interest rate.

For options issued during the three and six month periods ended June 30, 2006, Radiant estimated the weighted average fair value to be $5.27 and $5.28, respectively. The key assumptions that we used to calculate this value are provided below:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Stock option grants:
Risk-free interest rate	5.4%	3.7%	4.8% - 5.4%	3.0% - 3.7%
Weighted average expected lives (in years)	3 - 4	4	3 - 4	4
Volatility	55%	66%	55%	57% - 66%
Dividend yield	—	—	—	—

The assumptions that Radiant has made represent our management’s best estimate, but they are highly subjective and inherently uncertain. If management had made different assumptions, the Company’s calculation of the options’ fair value and the resulting stock-based compensation expense could differ, perhaps materially, from the amounts recognized in Radiant’s financial statements.

In addition to the assumptions used to calculate the fair value of Radiant’s options, the Company is required to estimate the expected forfeiture rate of all share-based awards and only recognize expense for those awards the Company expect to vest. The stock-based compensation expense recognized in Radiant’s condensed consolidated statement of operations for the three and six month periods ended June 30, 2006 has been reduced for estimated forfeitures. If the Company were to change our estimate of forfeiture rates, the amount of stock-based compensation expense could differ, perhaps materially, from the amount recognized in the Company’s financial statements.

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

In accordance with Statement of Financial Accounting Standards No. 86, the Company’s policy on capitalized software costs determines the timing of recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of license fees. Capitalization of such costs begins when a detailed program or a working model has been produced as evidenced by the completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue, or on a straight-line basis over the estimated economic life of the software, which the Company has determined is not more than five years. Management is required to use its judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Additionally, management is required to use its judgment in the valuation of the unamortized capitalized software costs in determining whether the recorded value is recoverable based on future product sales.

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

Accounting Pronouncements

In June 2006, the FASB issued interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for the Company as of January 1, 2007. The Company is currently assessing the potential impact, if any, of FIN 48 on its financial statements.

In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R) and reported in the consolidated statements of cash flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. We are currently in the process of evaluating the alternative methods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents and long-term debt. During the second quarter of 2006, the weighted average interest rate on its interest-bearing cash balances was approximately 3.0%. A 10.0% decrease in this rate would have reduced interest income by less than $1,000 for the three month period ended June 30, 2006. During the second quarter of 2006, the weighted average interest rate on its long-term debt was approximately 8.6%. A 10.0% increase in this rate would have impacted interest expense by approximately $71,000 for the three month period ended June 30, 2006.

As more fully explained in Note 9 of the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $9.3 million and $5.9 million during the three months ended June 30, 2006 and 2005, respectively, and approximately $15.5 million and $12.8 million during the six months ended June 30, 2006 and 2005, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effects of foreign exchange rate fluctuations on the Company’s results of operations and financial position during the three and six month periods ended June 30, 2006 and 2005 were not material.

ITEM 4. CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of June 30, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

During the quarter ended June 30, 2006, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RADIANT PURCHASES OF EQUITY SECURITIES

A summary of our common stock repurchases during the second quarter under the repurchase program authorized by the Company’s Board of Directors on October 26, 2005 is set forth in the following table. Under this program, which expires on October 25, 2007, a maximum of 1 million shares may be repurchased at a price not to exceed $20.00 per share. All such shares of common stock were repurchased pursuant to open market transactions.

(in thousands, except per share data) Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	xMaximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2006				1,000.0
April 1 – 30, 2006	—	$—	—	1,000.0
May 1 – 31, 2006	258.2	11.47	258.2	741.8
June 1 – 30, 2006	176.7	10.35	176.7	565.1

Total	434.9	$11.01	434.9	565.1

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 7, 2006. We solicited proxies for the meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Management’s nominees for election to our Board of Directors as listed in our proxy statement were elected for three-year terms, with the results of the voting as follows (there were no broker non-votes on this matter):

Nominee	Votes For	Votes Withheld
William A. Clement	21,013,376	893,383
Alon Goren	21,158,710	748,049

As indicated in the above table, William A. Clement and Alon Goren were elected as Class I Directors for terms expiring at the Company’s 2009 annual meeting of stockholders. The terms of the following Class III Directors will continue until the annual meeting in 2008: J. Alexander Douglas, Jr. and Michael Z. Kay. The terms of the following Class II Directors will continue until the annual meeting in 2007: James S. Balloun and John H. Heyman.

ITEM 6. EXHIBITS

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (“2/97 S-1”), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (“6/97 S-1”), and (iii) the registrant’s Form 8-K filed January 9, 2006 (the “January 9, 2006 8-K”)

Exhibit No.	Description
*2.1	Asset Purchase Agreement, dated as of December 12, 2005, by and among Radiant Systems, Inc., Synchronics, and Jeff Goldstein (January 9, 2006 8-K).

2.1.1	Amendment No. 1 to Asset Purchase Agreement, dated January 3, 2006, by and between Radiant Systems, Inc., Synchronics, Inc. and Jeff Goldstein

*3.1	Amended and Restated Articles of Incorporation (2/97 S-1)

*3.2	Amended and Restated Bylaws (6/97 S-1)

10.1	2006 Director Compensation Package

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

.	RADIANT SYSTEMS, INC

Dated: August 4, 2006	By:	/s/ Mark E. Haidet
Mark E. Haidet,
Chief Financial Officer
(Duly authorized officer and principal financial officer)