Form 10-K
period 2006-12-31
RADIANT SYSTEMS INC
filed 2007-02-27
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $252.1 million based on the closing sales price ($10.57) as reported on The NASDAQ National Market System. For the purpose of this response, officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

As of February 16, 2007, there were 30,942,959 outstanding shares of the registrant’s no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to shareholders in connection with the Registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this report.

Caution Regarding Forward-Looking Statements

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

Radiant focuses on delivering site management systems, including point-of-sale (POS), self-service kiosk and back-office systems, site management technology, customer loyalty programs, electronic gift card management, comprehensive reporting and systems management, and centralized data management designed specifically for the Company’s two reportable segments: (i) Hospitality, and (ii) Retail. Prior to 2006, the Company operated in three primary segments: (i) Hospitality, (ii) Petroleum and Convenience Retail, and (iii) Entertainment. However, effective January 1, 2006, the Company made the decision to condense its business into two reportable segments. These changes were made in order to increase management’s accountability for revenue growth and operating performance. For selected financial information about our business segments, see Note 14 to the consolidated financial statements contained elsewhere in this report. Radiant’s site management solutions include software products, site hardware, professional services and support services. Each product can be purchased independently or as a suite of integrated products to address the customer’s specific business needs. These products enable operators to drive top-line growth and improve bottom-line performance.

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

Also in 2004, Radiant completed the acquisitions of Aloha Technologies (“Aloha”), a leading provider of point-of-sale systems for the hospitality industry, and E-Needs, the leading provider of Film Management software and services in the North American exhibition industry. These were strategic acquisitions to assist in developing Radiant’s Hospitality segment.

In October 2005, Radiant acquired MenuLink Computer Solutions, Inc. (“MenuLink”), one of the largest independent suppliers of back-office software for the hospitality industry. The acquisition of MenuLink enables Radiant to deliver a tightly integrated solution linking Radiant hardware devices and Aloha POS® applications to the open architecture and feature set of MenuLink’s back-office software. This combination creates an end-to-end solution designed to help operators minimize operational costs and maximize profits. The Company reports the operations of the MenuLink business under the Hospitality segment.

In January 2006, Radiant extended its reach into the retail industry by acquiring substantially all of the assets of Synchronics, Inc. (“Synchronics”), a leading provider of business management and point-of-sale software for the retail market. Synchronics has an experienced team which has developed an outstanding set of products that are distributed through a national network of dealer partners. Through the combination of Radiant and Synchronics product lines and services, the Company will bring tightly integrated, high value product and service offerings to the marketplace. The Company reports the operations of the Synchronics business under the Retail segment.

To the extent that Radiant believes acquisitions, joint ventures and business partnerships can better position it to serve its current segments, it will continue to pursue such opportunities in the future.

Hospitality Segment

Radiant provides solutions to meet the unique needs of various industries within its Hospitality segment, including fast food/quick service restaurants, table service restaurants and entertainment operators. Radiant’s hospitality solutions encompass point-of-sale systems and integrated back-office systems, self-service kiosks, site management technology, customer loyalty programs, electronic gift card management, comprehensive reporting and systems management, and centralized data management. Radiant’s solutions can be implemented and integrated with existing technology or deployed as an end-to end system.

Food service operators today face a highly competitive and challenging environment, in which consumers demand convenience and great service and have an increasing number of dining options at their disposal. To meet these challenges, food service operators require new technology that enables them to improve speed of service, manage site operations more efficiently, and reduce the total cost of technology ownership. Systems must permit employees to increase the speed and accuracy with which they take an order, prepare the food and fill the order, often accommodating numerous concurrent orders at multiple table-top, counter-top or drive-through locations. Operators need solutions to better manage menu and pricing functions, recipes and inventory, and schedule and track labor. Additionally, food service operators need the ability to manage changes centrally across sites and brands. Above-store level managers need access to timely operational information in order to make informed business decisions proactively across all sites. The market for automated information and transaction systems for restaurants is typically more advanced than in the convenience store and entertainment markets, but is highly fragmented and includes a large number of proprietary, closed systems. Radiant believes its technology enables food service operators to improve speed of service, manage site operations more efficiently, and reduce the total cost of technology ownership.

Radiant has a proven track record of delivering enhanced value for cinema operators, including new offerings such as expanded concessions and foodservice, self-service ticketing and concessions, and gift card programs. With over 36,000 cinema screens at more than 6,100 sites in the United States, cinema operators are focusing on implementing cost controls from headquarters. Radiant believes that cinema operators can improve customer service and profitability by implementing integrated site management systems that enable them to speed customer transactions, reduce lines, manage inventory, and schedule labor to meet variations in traffic. Due to the lack of end user market growth and Radiant’s high penetration in this segment, Radiant does not expect significant growth in this segment over the near term.

With the acquisition in January 2004 of substantially all of the assets of Aloha Technologies, a leading provider of point-of-sale systems for the hospitality and food service industry, and certain affiliated entities of Aloha, Radiant enhanced its presence in the hospitality industry, offering comprehensive solutions from advanced POS systems to self-service kiosks, customer loyalty systems, and integrated back-office solutions. In addition, Radiant accelerated the building of third-party reseller relationships through the acquisition of Aloha, which has a fully developed reseller network focused on the food service market, both domestically and internationally. The combined Hospitality segment, consisting of key Radiant and Aloha personnel, has become one of the premier technology providers for the hospitality industry.

In April 2004, Radiant acquired E-Needs, the leading provider of Film Management software and services in the North American exhibition industry. Film Management is a critical component of exhibitors’ headquarters operations. The E-Needs acquisition has enabled Radiant’s Hospitality segment to provide products and services to exhibition headquarters operations, thereby opening an incremental market opportunity. Other products and services are expected to be developed from the E-Needs platform for above-store operations. These capabilities will be a key differentiator in this competitive market going forward.

With the acquisition of MenuLink in October 2005, the Company expanded its presence in the hospitality industry. The Aloha POS® and MenuLink back-office solutions are widely known as two of the industry’s easiest systems for servers and managers to use. With MenuLink’s proven experience delivering back-office solutions to very large restaurant chains, as well as small chains and franchisees, Radiant has now complemented its solution to serve the needs of restaurant operators more comprehensively. The combination of MenuLink’s robust back-office applications and the Aloha suite of products, including QuickService/TableService POS™, Enterprise™, eCard™ and eFrequency™, create an end-to-end solution designed to help operators minimize operational costs and maximize profits.

Radiant believes that the international hospitality market represents a continued growth opportunity in future years. To service this market, Radiant expanded its European presence with the opening of an office in London in the first quarter of 2006. With the addition of the London office, Radiant is well-positioned to continue serving its international client base and to enhance its solutions offering for the hospitality industry throughout the United Kingdom and Europe. For the years ended December 31, 2006, 2005 and 2004, approximately 6%, 5%, and 4%, respectively, of Radiant’s Hospitality segment revenues were from international customers.

Customers who have licensed or purchased Radiant’s Hospitality products and services include Burger King Corporation, Dunkin’ Brands, Inc., The Krystal Company, New World Restaurant Group, CEC Entertainment, Inc., Chipotle Mexican Grill, Inc., P.F. Chang’s China Bistro, Inc., Krispy Kreme Doughnut Corp., Chick-fil-A, Inc., Texas Roadhouse, Inc., Jamba Juice Company, RARE Hospitality International, Inc., Cosi, Inc., Damon’s International, Inc., Church’s Chicken, Del Taco, Inc., Don Pablo’s, Sbarro, Inc., Fatburger Corporation, Landry’s Seafood Restaurants, Inc, Denny’s, Inc., Benihana, Inc., Champps Entertainment, Inc., Checker’s Drive-In Restaurant, Inc., Clubcorp Financial Management Company, California Pizza Kitchen, Inc., Noodles & Company, Diedrich Coffee, Huddle House, Inc., Johnny Rockets International, Inc., Morton’s of Chicago, Inc., Red Robin International, Inc., Ted’s Montana Grill, Inc., Joe’s Crab Shack Holdings, Inc., Hillstone Restaurant Group, Inc., Peet’s Coffee and Tea, Inc., Pita Pit, Inc., Rockbottom Restaurant, Inc, Sizzler USA Restaurants, Inc., Focus Brands, Inc., Lowes Cineplex Entertainment, Showcase Cinemas, The Marcus Corporation, Muvico Theatres, Wehrenberg Theatres, Reading Entertainment, MJR Theatres and Mann Theatres.

Retail Segment

The Retail segment provides store and office-oriented technologies for the automation of retail businesses spanning from small stores to global networked chains. Solutions provided include software, hardware and services, either as complete turn-key solutions or as point-solutions in a best-of-breed configuration. Radiant’s retail solutions encompass point-of-sale systems, integrated back-office systems, fuel controllers, self-service kiosks, site management technology, payment processing, systems management, and centralized data management.

In January 2006, Radiant extended its reach into the retail industry by acquiring substantially all of the assets of Synchronics, Inc. including the CounterPoint™ product line. Reseller partners of Radiant Systems deliver our hardware platforms in conjunction with the CounterPoint software, which has been adapted to over 20 different retail concepts ranging from home and garden warehouses to shoe stores. In addition to a full solution for the traditional management of retail sites, CounterPoint also includes a substantial recurring revenue business based on service fees for credit card processing as well as internet retailing. CounterPoint Gateway provides retailers with advanced high-speed credit processing while CPOnline™ enables a retailer to quickly augment brick-and-mortar sales with online operations.

Radiant’s technology for fuel and convenience retailers integrates and facilitates fuel operations, merchandise sales, foodservice, electronic payments and customer retention programs. Radiant’s store technology solutions are designed to enhance speed of service in an easy-to-use, reliable format. Specialized software and hardware modules such as payment terminals and fuel controllers differentiate the Radiant product line in the petroleum retail market. Self service is a global focus for our customers, ranging from touch-screen food ordering stations in the US to highly secured credit card payment terminals for self-service fueling worldwide. Radiant’s fourth generation fuel control technology is helping retailers extend the viable life of their fuel dispensing equipment while delivering high performance for their customers. Radiant’s software interfaces with leading third party back-office and headquarters solutions via industry standard means.

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

High-volume retailers such as grocery stores, mass-merchants, warehouse clubs and others are also adding fuel and made-to-order food to their offerings and represent additional growth opportunities for Radiant. As a result of the changes in the retail market, Radiant believes that there will continue to be strong demand for the foreseeable future for Radiant’s technology solutions. Management also believes that based on the success of technology in recent years and the positive return on investment seen by Radiant’s clients, demand for new technology will remain strong from both new and existing customers.

Radiant believes that the international retail market represents an additional growth opportunity. For the years ended December 31, 2006, 2005, and 2004, approximately 33%, 37%, and 17%, respectively, of Radiant’s Retail segment revenues were from international customers.

Radiant’s Retail segment has over 1,500 customers worldwide. Customers who have licensed or purchased Radiant’s petroleum and convenience products and services include BP, p.l.c., ConocoPhillips, Holiday Stationstores, Kroger Corporation, Exxon Mobil Corporation, Royal Dutch Shell, Repsol YPF, S.A., Sheetz, Inc., Speedway SuperAmerica, LLC, 7-Eleven Australia, Pty Ltd., Alimentation Couche-Tard, Hess, The Home Depot, Shell Canada, Maverik Country Stores, Rutter’s Farm Stores and Wawa, Inc.

Products and Services

Radiant serves the global retail and hospitality industries with technology solutions that address their greatest automation needs. Managing businesses that range from a single store or restaurant, all the way to expansive global chains, Radiant provides software, hardware and professional services through a variety of channels and products. The strategy is to provide targeted solutions for each of market, with the common goal of assisting our customers’ efforts to increase revenue through more frequent consumer visits, greater revenues per visit, higher margins on each sale, faster transactions and more efficient site operations.

Point-of-Sale

Radiant’s point-of-sale systems increase speed and quality of service, minimize user training, and provide mission-critical reliability while delivering secure and personalized service to the consumer. The point-of-sale systems can be integrated with Radiant’s back-office products or third party solutions. Radiant’s point-of-sale software runs on multiple open hardware platforms including IBM, NCR, PAR, WincorNixdorf, and Radiant hardware. Additionally, Radiant’s point-of-sale hardware supports Radiant point-of-sale software and third-party point-of-sale software products that adhere to open standards. Radiant’s point-of-sale terminals offer an open architecture, retail-hardened design, comprehensive support and return-to-service programs, and run on Windows CE, Windows XP, Windows XP Embedded, and Windows 2000.

In the retail market, the Radiant point-of-sale solution has been adapted by resale partners for use in a wide variety of business formats, enabling a tighter fit to each retailer’s specific needs while expanding the possible market of buyers for our solution. In addition, this segment delivers value to retailers through an online store offering as well as a card payment processing service. Specifically for Petroleum retail, Radiant point-of-sale products are adapted to the needs of global multi-nationals, enabling them to deploy best practices in far widespread operations worldwide.

The hospitality market point-of-sale solutions for Table Service Restaurants, Quick Service Restaurants and Cinema/Entertainment venues each offer distinct value to our customers and resale partners. Speed and accuracy of orders are paramount in restaurant formats, as are labor and food production integration. Consumer preferences are driving automation for a broad range of service models, from drive-thru to curb-side pickup, counter service, and more. Consumer loyalty and gift cards are just two of the significant enhancements offered to our clients in recent years. In addition to foodservice requirements, the Cinema segment demands specialized needs of theater systems, from management of internet ticket sales to reserved seating.

Customer Self-Service

Within many markets of the hospitality and retail industries, customer self-service has emerged as a preferred ordering and transaction method. Traditional capabilities such as online shopping and pay-at-pump are distinct value propositions delivered by Radiant’s products. Radiant has easy to use, consumer-activated touch screen systems that allow consumers to purchase tickets, place a food order, pay with a credit or debit card, redeem loyalty rewards, make product inquiries, and view promotions. Software development and consumer experience authoring tools integrate graphic media into a consumer-friendly application.

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

Site-Management Systems

Operators in all of Radiant’s segments have varying requirements for site-management systems—from the most basic site-based technology to the most advanced centralized back-office system. Radiant products are differentiated based on the needs of different operating models our clients and integrated into other components of the enterprise operation.

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

In the retail segment, products such as Radiant Site Manager and CounterPoint SQL focus on specific retailer needs such as multi-site inventory management or fuel reconciliation while leveraging open standards for integration to other components of the retailer enterprise.

Software Services

The delivery of software as a subscribed service with a recurring fee has arisen as a significant enhancement to Radiant’s value proposition and business flexibility in support of our clients.

One instance is Radiant’s Aloha eServices product suite which is built to give restaurant operators tools to capitalize on revenue opportunities and prevent unnecessary costs or losses. This service combines intelligent features such as business alerts, a complete suite of enterprise-level reporting with drill-down analysis, as well as accounting and payroll interfaces. Enterprise comes complete with a robust centralized database management (CDM) toolset designed to facilitate data management such as price and item changes directly from the corporate office.

Electronic payment services are also successful service-based software delivery offerings. The Retail division of Radiant Systems markets a high-speed credit card processing service while the Hospitality division has a large base of clients for its proprietary gift card branding program, eCard™. The consumer loyalty solution eFrequency™ is also offered to clients in all Hospitality segments on a recurring fee basis.

In the Retail segment, the CPOnline product enables a retailer to move from bricks-and-mortar to being a full-featured online retailer through a simple managed service from Radiant Systems.

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

Radiant’s sales personnel focus on selling its technology solutions to major customers, typically those with more than 50 locations, both domestically and internationally. All sales personnel are compensated with a base salary and commission based on revenue quotas, gross margins and other profitability measures.

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

In 2006, 2005 and 2004, the Company’s international revenues accounted for approximately 17%, 19% and 17%, respectively, of total revenues. Management believes that this percentage can be increased substantially in the coming years. The growing number of large, multi-national companies which are among Radiant’s major North American customers, together with its successful record of implementing solutions with retailers in Western Europe, Eastern Europe and Asia, positions Radiant to make additional progress internationally in the future. Additionally, the majority of Radiant’s current business outside the United States has been in the retail market. Management believes there is opportunity for significant growth in the hospitality and retail markets outside the United States. Currently, Radiant has more than 100 employees in Europe, Asia and Australia. Radiant has previously executed international projects in Australia, Canada, Spain, the Czech Republic, Hong Kong, Hungary, Ireland, Japan, Macau, Malaysia, Poland, Slovakia, Sweden, Switzerland, Thailand, Trinidad and Tobago and the United Kingdom. Radiant currently has offices in Melbourne, Prague, Singapore, and the United Kingdom and representation in Spain and Central and South America.

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

Radiant’s business is usually seasonal and cyclical in nature, based on the capital equipment investment patterns of its customers. These expenditure patterns are based on many factors, including customer capital expenditure budget constraints, the development of new technologies, global and regional economic conditions, changes in the pricing and promotion policies of the Company and its competitors, and domestic and international holidays.

During 2006, 2005 and 2004, no one customer made up 10% or more of the Company’s revenues. In 2006, the Company was party to certain contracts with the U.S. Government, which contained standard termination for convenience clauses. The Company does not anticipate any material adverse financial impact if the U.S. Government elects to exercise its rights under these termination clauses.

Product Development

The products sold by the Company are subject to rapid and continual technological change. Products available from the Company, as well as from its competitors, have increasingly offered a wider range of features and capabilities. The Company believes that in order to compete effectively in its selected markets, it must provide compatible systems incorporating new technologies at competitive prices. In order to achieve this, the Company has made a substantial ongoing commitment to research and development. During 2006, 2005 and 2004, Radiant incurred approximately $25.0 million, $15.0 million and $14.8 million, respectively, in product development costs, which includes software costs that were capitalizable in nature.

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

Market Background and Trends

Successful hospitality and retail operators increasingly require information systems that capture detailed consumer activity data at the point-of-sale, and store and transport that data in an easy-to-access fashion. Early technology innovators in the hospitality and retail industries deployed robust, integrated information systems at the point-of-sale and used the information to react quickly to changing consumer preferences, ultimately gaining market share in the process. In addition, integrated information systems helped these early innovators achieve operational efficiencies. Many large national hospitality and retail companies have followed suit by investing in proprietary information systems.

For many types of hospitality and retail operators, however, this type of information system did not make economic or business sense. In particular, merchants with a large number of relatively small sites, such as convenience stores, petroleum retail sites, restaurants and entertainment venues, generally have not been able to develop and deploy sophisticated, enterprise-wide information systems on a cost effective basis. Economic and standardization problems for these businesses are exacerbated by the fact that many sites operate as franchises, dealerships or under other decentralized ownership and control structures. Without an investment in technology, these operators continue to depend on labor and paper to process transactions. Radiant’s management believes that high labor costs, lack of centralized management control of distributed sites, and inadequate informational reporting, together with emerging technology trends, have caused many of these hospitality and retail businesses to reexamine how technology solutions can benefit their operations.

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

Recent trends in the hospitality and retail industries have accelerated the need for information and have heightened demand for feature-rich operational systems. Based in part upon industry association reports and other studies, as well as Radiant’s experience in marketing its products, management believes consumer preferences have shifted away from brand loyalty toward value and convenience, creating a greater need for timely data concerning consumer buying patterns and preferences. Management also believes that convenient consumer-activated ordering and payment systems, such as automated kiosks, ATMs, voice response units and “pay at the pump” systems have become important to retailers, food service providers, and cinema operators that wish to retain and build a customer base. Additionally, through the use of integrated systems, hospitality and retail businesses can improve operational efficiencies through better management of inventory, purchasing, merchandising, pricing, promotions and shrinkage control. Management believes that the ability to provide tight system integration to a variety of industry standard back-office solutions can enable customers to improve control and enforce best practices across operational sites. Furthermore, management believes that the constant flow of information among the point-of-sale, back-office, headquarters and the supply chain has become a key competitive advantage in the hospitality and retail industries, resulting in operators demanding more sophisticated and easily integrated solutions from their systems vendors. In a parallel development, technological advances have improved the capability of information systems that are available. With the price of computing power declining, technology investments have become economically feasible for many hospitality and retail businesses. Furthermore, computing power has become increasingly flexible and distributable, facilitating data capture and processing by applications located at the point-of-sale. Also, front-end graphical user interfaces have made systems easier to use, which reduces training time and transaction costs and facilitates more types of consumer-activated applications.

Economic Conditions within the Market Place

In the early 2000’s, Radiant was impacted both directly and indirectly by declining global economic conditions. The retail industry was cautious of investment in information technology during difficult economic times, which resulted in reduced budgets and spending. This impacted Radiant through reduced revenues, elongated sales cycles, delay in product implementation and increased competitive margin pressure. While these impacts have occurred in recent periods, the longer term impact has been on technology spending habits. The general economic conditions have improved; however, buying patterns have changed. Demand has shifted from large scale enterprise-wide investments to more targeted investments with quicker deployment requirements. As a result, Radiant’s revenue base has shifted from primarily large dollar purchases by a limited number of customers to a mix of smaller sized purchases by an increased number of customers in a given period. In addition, pricing has been cut by competitors, creating the potential for long-term reductions in product margins. Radiant’s expectations for future periods are based on its current view that the major global markets will continue to experience an improvement in economic conditions. Given the uncertain nature of the economic environment, these trends could change quickly and have a direct impact on Radiant’s results.

Competition

The markets in which Radiant operates are intensely competitive. Radiant believes the principal competitive factors include product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with other systems.

Radiant believes it is uniquely positioned with its exclusive focus on providing site management systems for hospitality and retail businesses. Radiant’s ability to commercialize its technology and continually improve its products, processes and services, as well as its ability to develop new products, enables the Company to meet constantly evolving customer requirements. Radiant competitors include International Business Machines, Corp., NCR Corporation, Casio, Dell, VeriFone, Inc., Dresser, Inc., Retalix, Ltd., Pacer/CATS (owned by Clarity Commerce Solutions plc), Micros Systems, Inc., Par Technology Corporation, POSitouch, Panasonic, The Pinnacle Corporation, InfoGenesis, Island Pacific and others that provide point-of-sale and site management systems with varying degrees of functionality.

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

Employees

As of December 31, 2006, the Company employed 1,032 people. None of Radiant’s employees is represented by a collective bargaining agreement nor has the Company experienced any work stoppages. Radiant considers its relations with its employees to be good.

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

Foreign Operations

For information regarding sales and long-lived assets by domestic and foreign operations, please refer to the information presented in Note 14 - Segment Reporting Data in the notes to our consolidated financial statements, presented in Part II, Item 8 of this report.

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

Risks Related to our Business

Our revenues are significantly concentrated in the hospitality and retail markets and the demand for our products and services in these markets could be disproportionately affected by instability or a downturn in either market.

Approximately 64%, 65% and 58% of the our total revenues for the fiscal years ended December 31, 2006, 2005 and 2004, respectively, were attributed to the hospitality market and approximately 35%, 34% and 40% of our total revenues for the fiscal years ended December 31, 2006, 2005 and 2004, respectively, were attributed to the retail market. The hospitality and retail markets are affected by a variety of factors, including global and regional instability, governmental policy and regulation, political instability, natural disasters, environmental and health disasters, consumer buying habits, consolidation in the petroleum industry, war, terrorism and general economic conditions. Adverse developments in either market could materially and adversely affect our business, operating results and financial condition. In addition, we believe the purchase of our products is relatively discretionary and generally involves a significant commitment of capital, because purchases of our products are often accompanied by large scale hardware purchases. As a result, demand for our products and services could be disproportionately affected by instability or downturns in the hospitality and retail markets which may cause clients to exit the industry or delay, cancel or reduce planned-for information management systems and software products.

We may be required to defer recognition of revenues on our software products, which may have a material adverse effect on our financial results.

We may be required to defer recognition of revenues for a significant period of time after entering into a license agreement for a variety of factors, including the following:

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

Because of the factors listed above and other specific requirements under generally accepted accounting principles, which is referred to in this report as GAAP, for software revenue recognition, we must have very precise terms in our license agreements in order to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that meets the criteria under GAAP for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes result in deferred revenue recognition well after the time of delivery or project completion.

Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter, which could negatively affect the market price of our common stock.

Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. These fluctuations can adversely affect our business and the market price of our common stock. License revenues in any quarter depend substantially upon our total contracting activity and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our contracting activity is difficult to forecast for a variety of reasons, including the following:

•	our sales cycle is relatively long and varies as a result of us expanding our product line and broadening our software product applications to cover a client’s overall business;

•	the size of license transactions can vary significantly;

•	the possibility that economic downturns are characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs may substantially reduce contracting activity;

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

•	changes in our pricing policies and discount plans may affect client purchasing patterns;

•	the number, timing and significance of our and our competitors’ software product enhancements and new software product announcements may affect purchasing decisions;

•

the introduction of new research and development projects requires us to significantly increase our operating expenses to fund greater levels of product development and to develop and commercialize additional products and services; and

•	certain expenses, including those over which we exercise little or no control, such as health costs, compliance with new legislation, and property and liability insurance, may be difficult to manage.

In addition, our expense levels, operating costs and hiring plans are based on projections of future revenues and are relatively fixed. If our actual revenues fall below expectations, our net income is likely to be disproportionately adversely affected.

Due to all of the foregoing factors, in some future quarters our operating results may fall below the expectations of securities analysts and investors. In such event, the market price of our common stock would likely decrease.

Our gross margins may vary significantly or decline.

Since the gross margins on product revenues are significantly greater than the gross margins on consulting services revenues, our combined gross margin has fluctuated from quarter to quarter and it may continue to fluctuate significantly based on revenue mix. Demand for the implementation of products with longer implementation timeframes has been depressed. Although we have seen indications that demand may be returning, we believe that overall demand continues to be greater for products that have a higher short-term return on investment and a lower total cost of ownership with less disruption to the underlying business of our clients.

Our success will depend on our ability to develop new products and to adapt to rapid technological change.

The types of products sold by us are subject to rapid and continual technological change. Products available from us, as well as from our competitors, have increasingly offered a wider range of features and capabilities. We believe that in order to compete effectively in selected vertical markets, we must provide compatible systems incorporating new technologies at competitive prices. To the extent we determine that new software and hardware technologies are required to remain competitive or our customers demand more advanced offerings, the development, acquisition and implementation of these technologies are likely to require significant capital investments by us. To the extent that such expenses precede or are not subsequently followed by increased revenues, our business, results of operations and financial condition may be materially and adversely affected.

We can provide no assurance that we will be able to continue funding research and development at levels sufficient to enhance our current product offerings or be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of clients. There can also be no assurance that we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, or to the revenue or profit margins with respect to these products. Our inability, for any reason, to develop and introduce new products and product enhancements in a timely manner in response to changing market conditions or client requirements could materially adversely affect our business, financial position, results of operations and cash flow.

In addition, we strive to achieve compatibility between our products and retail systems that we believe are or will become popular and widely adopted. We invest substantial resources in development efforts aimed at achieving such compatibility. Any failure by us to anticipate or respond adequately to technology or market developments could materially adversely affect our business, operating results and financial condition.

We may have difficulty implementing our products, which could damage our reputation and our ability to generate new business.

Implementation of our software products can be a lengthy process, and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. Delays in the implementations of any of our software products, whether by our business partners or us, may result in client dissatisfaction, disputes with customers, or damage to our reputation. Significant problems implementing our software can cause delays or prevent us from collecting fees for our software and can damage our ability to generate new business.

Errors or defects in our software products could diminish demand for our products, injure our reputation and reduce our operating results.

Our software products are complex and may contain errors that could be detected at any point in the life of the product. We can provide no assurances that errors will not be found in new products or releases after shipment. Such errors could result in diminished demand for our products, delays in market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs. If any of these were to occur, our operating results could be adversely affected.

We are highly dependent on a limited number of clients, the loss of one or more of which could have a material adverse effect on our business, operating results and financial condition.

We sell systems and services to a limited number of large clients. Approximately 21%, 20% and 26%, of our revenues were derived from five clients during the fiscal years ended December 31, 2006, 2005 and 2004, respectively. We can provide no assurance that the loss of one or more of these clients will not have a material adverse effect on our business, financial position, results of operations, and cash flows.

We have traditionally depended on our installed client base for future revenues from services and licenses of other products. If existing clients fail to renew their maintenance agreements, our revenues could decrease. The maintenance agreements are generally renewable annually at the option of the clients and there are no mandatory payment obligations or obligations to license additional software. Therefore, current clients may not necessarily generate significant maintenance revenues in future periods. In addition, clients may not purchase additional products or services. Any downturn in software license revenue could result in lower services revenues in future quarters.

Our failure to manage our growth effectively could have a material adverse effect on our business, financial position, results of operations, and cash flows.

The growth in the size and complexity of our business and the expansion of our product lines and client base may place a significant strain on our management and operations. An increase in the demand for our products could strain our resources or result in delivery problems, delayed software releases, slow response time, or insufficient resources for assisting clients with implementation of our products and services, which could have a material adverse effect on our business, operating results and financial condition. We anticipate that continued growth, if any, will require us to recruit, hire and assimilate a substantial number of new employees, including consulting, product development, sales and marketing, and administrative personnel.

Our ability to effectively compete and to manage future growth, if any, will also depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force, particularly our direct sales force and consulting services organization. We can provide no assurance that we will be able to manage any future growth, and any failure to do so could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Our acquisition of existing businesses and our failure to successfully integrate these businesses could disrupt our business, dilute our common stock and harm our financial position, results of operations, and cash flows.

As part of our operating history and growth strategy, we have acquired other businesses. In the future, we may continue to seek acquisition candidates in selected markets and from time to time engage in exploratory discussions with suitable candidates. We can provide no assurance that we will be able to identify and acquire targeted businesses or obtain financing for such acquisitions on satisfactory terms. The process of integrating acquired businesses into our operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management attention. In particular, the integration of acquired technologies with our existing products could cause delays in the introduction of new products. In connection with future acquisitions, we may incur significant charges to earnings as a result of, among other things, the write-off of purchased research and development.

Future acquisitions may be financed through the issuance of common stock, which may dilute the ownership of our shareholders, or through the incurrence of additional indebtedness. Furthermore, we can provide no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of making acquisitions or making suitable acquisitions unattainable. Acquisitions involve numerous risks, including the following:

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

For example, until we actually assume operating control of the business assets and operation, it is difficult to ascertain the actual value or understand the potential liabilities of our acquisitions. We may not be able to successfully integrate any business, technologies or personnel that we have acquired or that we might acquire in the future, and this could harm our financial position, results of operations, and cash flows.

Damage to our manufacturing site could limit our ability to operate our business.

We do not have redundant, multiple-site manufacturing capacity. Therefore, damage to our manufacturing site from a natural disaster or other catastrophic event such as fire, flood, terrorist attack, power loss and other similar events could cause interruptions or delays in our manufacturing process or render us unable to accept and fulfill customer orders. We have not established a formal disaster recovery plan and our business interruption insurance may not be adequate to compensate us for any losses we may suffer.

The loss of our key personnel could have a material adverse effect on us.

Our future success depends in part on the performance of our executive officers and key employees. We do not have employment agreements with any of our executive officers. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, financial position, results of operations, and cash flows.

In addition, our failure to recruit and retain qualified accounting and finance personnel may result in excessive third party accounting and auditing costs and expenses in connection with compliance with the Sarbanes-Oxley Act, specifically in connection with Section 404 (internal control over financial reporting).

Our inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect on our business, financial position, results of operations, and cash flows.

We are heavily dependent upon our ability to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled engineers involved in ongoing product development and consulting personnel who assist in the development and implementation of our total business solutions. The market for such individuals is intensely competitive. Due to the critical role of our product development and consulting staffs, the inability to recruit successfully or the loss of a significant part of our product development or consulting staffs could have a material adverse effect on us. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We can provide no assurance that we will be able to retain our current personnel, or that we will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon our business, financial position, results of operations, and cash flows.

Our success and ability to compete is dependent upon our ability to protect our proprietary technology.

Our success and ability to compete is dependent in part upon our ability to protect our proprietary technology. We rely on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect this proprietary technology. We enter into confidentiality and non-compete agreements with our employees and license agreements with our clients and potential clients, which limits access to and distribution of our software, documentation and other proprietary information. We can provide no assurance that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of its technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

Certain technology used in conjunction with our products is licensed from third parties, generally on a non-exclusive basis. The termination of any of these licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in our ability to ship certain of our products while we seek to implement technology offered by alternative sources, and any required replacement licenses could prove costly. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we can provide no assurance that we will be able to do so on commercially reasonable terms or at all.

If we become subject to adverse claims alleging infringement of third-party proprietary rights, we may incur unanticipated costs and our competitive position may suffer.

There has been a substantial amount of litigation in the software industries regarding intellectual property rights. It is possible that in the future third parties may claim that our current or potential future software solutions infringe on their intellectual property. We anticipate that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows. Although we are not aware of any infringement by our technology on the proprietary rights of others and are not currently subject to any legal proceedings involving claimed infringements, we can provide no assurance that we will not be subject to such third-party claims, litigation or indemnity demands and that these claims will not be successful. If a claim or indemnity demand were to be brought against us, it could result in costly litigation or product shipment delays or force us to stop selling or providing services or to enter into costly royalty or license agreements.

We operate in a highly competitive market and can give no assurance that we will be able to successfully compete against our current or future competitors.

The market for retail information systems is intensely competitive. We believe the principal competitive factors in such market are product quality, reliability, performance and price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support, and degree of integration effort required with other systems. A number of companies offer competitive products addressing certain of our target markets. In addition, we believe that new market entrants may attempt to develop fully integrated systems targeting the retail industry. In the market for consulting services, we compete with various systems integrators. Many of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than we have. We can provide no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, operating results and financial condition.

Additionally, we compete with a variety of hardware and software vendors. Some of our competitors may have advantages over us due to their significant worldwide presence, longer operating and product development history, and substantially greater financial, technical and marketing resources. If competitors offer more favorable payment terms and/or more favorable contractual implementation terms or guarantees, we may need to lower prices or offer other favorable terms in order to successfully compete. Any such changes would be likely to reduce our margins.

Our increased investment in the international market could expose us to risks in addition to those experienced in the United States.

Our international revenues represented approximately $38.4 million or 17%, of our total revenues in the 2006 fiscal year and we will continue to invest in expanding our international operations. The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in domestic locations. The following factors, among others, present risks that could have an adverse impact on our business, operating results and financial condition:

•	weaker protection of intellectual property rights;

•	an inability to replicate previous international revenues;

•

conducting business in currencies other than United States dollars subjects us to currency controls and fluctuations in currency exchange rates. We may be unable to hedge the currency risk in some transactions because of uncertainty or the inability to reasonably estimate our foreign exchange exposure;

•	increased cost and development time may be required to adapt our products to local markets;

•	we may lack experience in a particular geographic market;

•

legal, regulatory, social, political, labor or economic conditions in a specific country or region, including loss or modification of exemptions for taxes and tariffs, and import and export license requirements may have a negative impact on us;

•	operating costs in many countries are higher than in the United States.

•	Anti-American sentiment due to the war in Iraq, ,and other American policies that may be unpopular in certain regions; and

•	Challenges of finding qualified personnel for our international operations.

Global economic and market conditions could cause decreases in demand for our products and related services.

Our revenue and profitability depend on the overall demand for our products and related services. A change in the economy and financial markets could result in decreases in demand for our products and related services. In the early 2000’s, we were impacted both directly and indirectly by declining global economic conditions. The retail industry was cautious of investments in information technology during difficult economic times, which resulted in reduced budgets and spending. This impacted us through reduced revenues, elongated selling cycles, delay in product implementation and increased competitive margin pressure. While these impacts have occurred in recent periods, the longer term impact has been on technology spending habits. Although the general economic conditions have improved, buying patterns have changed. Demand has shifted from large scale enterprise wide investments to more targeted investments with quicker deployment requirements. As a result, our revenue base has shifted from primarily large dollar purchases by a limited number of customers to a mix of smaller purchasers by an increase number of customers. In addition, pricing has been cut by competitors, which has created the potential for long-term reductions in product margins.

An increase in customer bankruptcies, due to weak economic conditions, could harm our business.

During weak economic times, there is an increased risk that certain of our customers will file bankruptcy. If a customer files bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in certain of these instances be large due to extended payment terms for software license fees, and significant billings for consulting and implementation services on large projects. The bankruptcy laws, as well as specific circumstances of each bankruptcy, may limit our ability to collect pre-petition amounts. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, in that the application of foreign bankruptcy laws may be more difficult to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, we can provide no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.

Risks Related to an Investment in Our Common Stock

Investment in our common stock involves risk and we do not expect to pay dividends on our common stock in the foreseeable future.

The market price for our common stock has in the past experienced substantial price volatility since our initial public offering in February of 1997 and such volatility may occur in the future. Our quarterly operating results or the results of other companies participating in the computer-based products and services industry, changes in conditions in the economy, the financial markets of the computer products and services industries, natural disasters or other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology stocks in particular and that have often been unrelated or disproportionate to the operating performance of these companies. For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of our common stock.

Our executive officers own a significant amount of our common stock and will be able to exercise significant influence on matters requiring shareholder approval.

Our executive officers collectively owned approximately 16% of our outstanding common stock as of February 16, 2007. Consequently, together they continue to be able to exert significant influence over the election of our directors, the outcome of most corporate actions requiring shareholder approval and our business.

Our articles of Incorporation contain anti-takeover provisions which could have the effect of making it more difficult for a third party to acquire control of us.

Our amended and restated articles of incorporation authorize our board of directors to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of the preferred stock without further vote or action by our shareholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. While we have no present intention to issue any shares of preferred stock, such issuance, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. For example, an issuance of preferred stock could:

•	Adversely affect the voting power of the stockholders of our common stock;

•	make it more difficult for a third party to gain control of us;

•	discourage bids for our common stock at a premium;

•	limit or eliminate any payments that the stockholders of our common stock could expect to receive upon our liquidation; or

•	otherwise adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no material unresolved written comments that were received from the Securities and Exchange Commission staff 180 days or more before the end of our 2006 fiscal year relating to our periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES

The Company currently conducts its operations from 11 locations and 22 different facilities, all of which are leased. The facilities consist of assembly/warehouse and sales/administrative offices totaling approximately 334,000 square feet. In addition, the Company subleases approximately 100,000 square feet at two facilities in Alpharetta, Georgia. The long-term leases on the Company’s facilities expire at various dates through 2013. The Company believes its facilities are adequate for its current needs and does not anticipate any material difficulty in securing facilities for new space, should the need arise. See “Liquidity and Capital Resources” for a summary of the Company’s lease obligations. A summary of our principal leased properties that are currently in use is as follows:

Location	Description	Area (sq. feet)	Lease Expiration
Alpharetta, Georgia	Assembly and warehouse	101,570	January 2011
Alpharetta, Georgia	Office space	106,631	January 2013
Alpharetta, Georgia (1)	Office space	75,759	January 2013
Alpharetta, Georgia (2)	Office space	43,715	December 2010
Alpharetta, Georgia	Warehouse	9,600	April 2011
Huntington Beach, California	Office space	9,706	February 2009
Brea, California	Office space	1,284	March 2007
Bedford, Texas (3)	Office space	42,000	September 2007
Fort Worth, Texas (3)	Office space	66,882	August 2013
Syracuse, New York	Office space	897	July 2007
Memphis, Tennessee (4)	Office space	28,792	December 2010
Victoria, Australia (5)	Office and warehouse space	17,494	Various thru January 2007
London, England	Office space	1,000	January 2008
Prague, Czech Republic (6)	Office space	7,327	Various thru February 2008
Singapore	Office space	2,130	March 2007

(1)	The Company is subleasing 100% of this facility. The sublease expires concurrent with the Company’s primary lease agreement in January 2013.
(2)	The Company is currently subleasing approximately 24,000 square feet of this facility. The sublease expires concurrent with the Company’s primary lease agreement in December 2010.
(3)	The Company relocated its offices from Bedford, Texas to a facility in Fort Worth, Texas during the first half of 2006. The lease on the facility in Bedford, Texas does not include an early termination clause and it appears that the Company will not sublease the facility.
(4)	This property relates to the acquisition of Synchronics, which the Company completed on January 3, 2006.
(5)	The Company has a total of four leased facilities in Victoria, Australia. Certain leases expire on various dates through January 2007 while others are on a month-to-month basis.
(6)	The Company has a total of five leased facilities in Prague, Czech Republic. The leases expire on various dates through February 2008.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority. There are no material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The NASDAQ National Market under the symbol “RADS”. The following table sets forth the high and low closing sales prices of our common stock for the periods indicated as reported by The NASDAQ National Market.

Year ended December 31, 2006	High	Low
First Quarter	$15.07	$11.51
Second Quarter	13.90	9.66
Third Quarter	12.94	9.35
Fourth Quarter	13.03	9.35

Year ended December 31, 2005	High	Low
First Quarter	$9.80	$5.55
Second Quarter	12.14	8.60
Third Quarter	12.99	9.71
Fourth Quarter	13.63	8.91

As of February 16, 2007 there were 157 holders of record of the Company’s common stock. The closing price for the stock on this date was $12.69. Management of the Company believes that there are in excess of 4,400 beneficial holders of its common stock.

Performance Graph

The following graph compares the performance of Radiant’s common stock with the performance of the NASDAQ Stock Market Index and the NASDAQ Computer and Data Processing Stock Index for a five year period by measuring the changes in common stock prices from December 31, 2001 to December 31, 2006.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2006, under which the equity securities of the Company were authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans
Approved by Shareholders:
1995 Stock Option Plan	5,279	$9.19	—
1997 Non-Management Directors Stock Option Plan	280	$9.86	12
1998 Employee Stock Purchase Plan	—	—	999
2005 Long-Term Incentive Plan	725	$12.30	1,776
Not approved by shareholders:	—	—	—

Total	6,284	$9.58	2,787

Purchases of Common Stock

In the fourth quarter of 2005, the Board of Directors of the Company authorized a re-commencement of the Company’s stock repurchase program authorizing the repurchase of up to 1.0 million shares of its common stock at a price not to exceed $20.00 per share through October 2007. No purchases were made in the fourth quarter of 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for each of its five most recent fiscal years which have been derived from the consolidated financial statements of the Company. As a result of the Company’s disposal of its Enterprise segment and operations in the first quarter of 2004, the Company’s previously reported consolidated statement of operations data for the years ended December 31, 2003 and 2002 have been restated to present the discontinued Enterprise segment and operations separate from continuing operations. See Note 5 to the consolidated financial statements for further explanation. The financial data as of and for the years ended December 31, 2005 and 2004 includes Radiant’s acquisition of Aloha Technologies and certain affiliated entities (collectively, “Aloha”) which took place in January 2004. The financial data as of and for the year ended December 31, 2005 includes Radiant’s acquisition of MenuLink, which took place in October 2005. The financial data as of and for the year ended December 31, 2006 includes Radiant’s acquisition of Synchronics, which took place in January 2006. See Note 5 to the consolidated financial statements for further explanation regarding these acquisitions. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and the notes thereto included elsewhere herein (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenues	$222,310	$172,042	$134,874	$93,937	$124,855

Income (loss) from continuing operations (1)	18,357	5,562	1,475	(5,955)	5,030

Income (loss) from discontinued Enterprise business, net	—	—	2,713	(41,776)	1,511

Net income (loss)	18,357	5,562	4,188	(47,731)	6,541

Income (loss) per share from continuing operations:
Basic income (loss) per share	$0.59	$0.19	$0.05	$(0.21)	$0.18

Diluted income (loss) per share	$0.56	$0.18	$0.05	$(0.21)	$0.18

Net income (loss) per share:
Basic income (loss) per share	$0.59	$0.19	$0.15	$(1.71)	$0.24

Diluted income (loss) per share	$0.56	$0.18	$0.14	$(1.71)	$0.23

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Working capital	$29,656	$22,822	$19,186	$44,529	$66,201
Total assets	198,655	142,505	129,754	92,704	145,256
Long-term debt, including current portion	34,194	18,383	18,553	660	1,151
Shareholders’ equity	115,971	84,433	73,307	66,923	114,710

(1)	Fiscal year ended December 31, 2006 includes a $10.9 million income tax benefit resulting from the reversal of a portion of the valuation allowance against deferred tax assets. See Note 10 “Income Taxes” in the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Prior to 2006, the Company operated in three primary segments: (i) Hospitality, (ii) Petroleum and Convenience Retail, and (iii) Entertainment. However, effective January 1, 2006, the Company made the decision to condense its businesses into two reportable segments: (i) Hospitality (which includes the former Entertainment segment), and (ii) Retail (which is comprised of the former Petroleum and Convenience Retail segment and the recently-acquired Synchronics business). These changes were made in order to increase management’s accountability for revenue growth and operating performance. Each segment focuses on delivering site management systems, including point-of-sale, self-service kiosk, and back-office systems, designed specifically for each of the core vertical markets.

Radiant’s financial performance during 2006 was positively impacted by strategic decisions designed to generate future revenue and operating income growth. The most significant factors that affected Radiant’s results of operations and financial condition during 2006 included the following:

•	Significant growth within our Hospitality segment through both our direct and indirect sales channels and as a consequence of the successful acquisition and integration of MenuLink into the segment;

•	Increased revenues in our Retail segment through both our domestic and international markets, and the successful acquisition and integration of Synchronics into the segment; and

•	International market expansion in all segments.

Acquisition of Synchronics, Inc.

On January 3, 2006, the Company acquired substantially all of the assets of Synchronics, Inc. (“Synchronics”), a supplier of business management and point-of-sale software for the specialty retail industry. Total consideration was approximately $26.8 million and consisted of approximately $19.5 million in cash and 605,135 shares of restricted common stock with a value of $12.05 per share in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” The cash portion of the purchase price was paid on the date of closing. The operations of the Synchronics business have been included in the Company’s consolidated results of operations from the date of acquisition. The results of these operations are reported under the Retail segment.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to total revenues:

	Year ended December 31,
	2006	2005	2004
Revenues:
System sales	58.5%	57.3%	53.5%
Client support, maintenance and other services	41.5	42.7	46.5

Total revenues	100	100	100

Cost of revenues:
System sales	30.7	31.2	27.1
Client support, maintenance and other services	25.3	28.3	29.2

Total cost of revenues	56.0	59.5	56.3

Gross profit	44.0	40.5	43.7

Operating expenses:
Product development	9.8	8.4	9.5
Sales and marketing	11.9	11.1	13.7
Depreciation of fixed assets	1.6	1.9	2.8
Amortization of intangible assets	3.7	3.1	3.6
Impairment of HotelTools software	—	0.3	—
Restructuring charges	0.7	0.8	—
General and administrative	11.4	10.5	12.1

Total operating expenses	39.0	36.1	41.7

Income from operations	5.0	4.4	2.0
Interest and other expense (income), net	1.3	0.6	0.8

Income from continuing operations before income tax provision	3.7	3.8	1.2
Income tax (provision) benefit	4.6	(0.6)	(0.1)

Income from continuing operations	8.3	3.2	1.1
Income from discontinued Enterprise business, net	—	—	2.0

Net income	8.3%	3.2%	3.1%

Year ended December 31, 2006 compared to year ended December 31, 2005

Radiant had net income from continuing operations of $0.56 per diluted common share in 2006, compared with net income from continuing operations of $0.18 per diluted common share in 2005. In addition, the Company’s revenues increased during the year ended December 31, 2006 by approximately $50.3 million, or 29%, compared to the year ended December 31, 2005. These increases were primarily due to new business within our direct channels in both our Hospitality and Retail segments, the successful acquisitions and integration of MenuLink and Synchronics into our business model, increased focus internationally and increased use of our reseller channel for additional sales.

System sales – The Company derives the majority of its revenues from sales and licensing fees for its point-of-sale hardware, software and site management software solutions. System sales for 2006 were approximately $130.1 million compared to $98.5 million in 2005, an increase of approximately $31.6 million, or 32%.

The year over year increase is primarily due to the acquisitions of MenuLink and Synchronics, the increased use of the hospitality reseller channel for additional sales, the success of selling the Company’s new hardware products into its hospitality reseller markets, and improved product demand throughout the hospitality, retail and international marketplaces.

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

Revenues from client support, maintenance and other services increased by approximately $18.6 million, or 25%, from 2005 to $92.2 million in 2006. The increase is primarily due to the additional revenues generated in both software and hardware support and maintenance resulting from increased software and hardware sales in 2006, the increase in revenues generated from the Company’s Hospitality subscription products due to continued marketing efforts around this product line, and the additional revenues generated from the acquisitions of MenuLink and Synchronics.

System sales gross profit – Cost of system sales consists primarily of hardware and peripherals for site-based systems, amortization of software costs and labor. All costs, other than amortization, are expensed as products are shipped, while software amortization is expensed at the greater of straight line amortization or proportion to sales volume.

System sales gross profit increased during 2006 by approximately $17.1 million, or 38%, while the gross margin percentage increased 2 points to 48% in 2006 compared to 2005. The increase in the gross profit percentage is primarily due to the change in mix within the Company’s hardware product lines and from additional software sales stemming from the MenuLink and Synchronics acquisitions. Collectively, the Company’s software margins are higher than its hardware margins. In addition, during 2005 there were significant international shipments of low margin hardware products in our Retail segment. These low margin sales did not repeat in 2006 and therefore resulted in improvements in hardware margins year over year. We expect our systems gross profit percentage for 2007 to be consistent with 2006 and remain in the mid to upper 40%.

Client support, maintenance and other services gross profit – Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations.

The gross profit on services revenue increased during 2006 by approximately $11.0 million, or 44%, while the gross margin percentage increased by 5 points to 39% for 2006 compared to 2005. The increase in the gross margin percentage is primarily due to the acquisition of MenuLink and Synchronics (both of which have successful subscription product lines), the movement of personnel from maintenance projects to research and development projects, and improved leverage of fixed costs. We expect our services gross profit percentage for 2007 to be consistent with 2006 and remain in the mid to upper 30%.

Segment revenues – Total revenues in the Hospitality business segment were approximately $141.2 million in 2006 compared to approximately $111.7 million in 2005, an increase of approximately $29.5 million, or 26%. The year over year increase is primarily due to the new business resulting from the acquisition of MenuLink, use of the reseller channel for additional sales into the Hospitality market, and improved demand throughout the industry.

Total revenues in the Retail business segment were approximately $78.5 million in 2006 compared to approximately $58.5 million in 2005, which is an increase of approximately $20.0 million, or 34%. The increase is primarily due to the Synchronics acquisition and improved demand throughout the retail industry, both domestically and internationally.

Segment net income before allocation of central costs – The Company measures segment profit based on net income before the allocation of certain central costs. For the year ended December 31, 2006, total net income before allocation of central costs in the Hospitality business segment increased by approximately $3.3 million, or 19%, compared to the same period in 2005. The increase was primarily due to additional revenues resulting from the acquisition of MenuLink and improved demand throughout the industry, but were offset by the lease restructuring charge recorded in the second quarter of 2006 (see Note 8 to the consolidated financial statements).

For the year ended December 31, 2006, total net income before allocation of central costs in the Retail business segment increased by $2.6 million, or 27%, compared to the same period in 2005. This increase was primarily due to the Synchronics acquisition, improved gross margins on hardware (due to a low margin international shipment that occurred in the second half of 2005) and improved demand throughout the retail industry.

Total operating expenses – Total operating expenses for 2006 increased by approximately $24.7 million, or 40%, as compared to 2005. Total operating expenses as a percentage of total revenues were 39% in 2006 compared to 36% in 2005. These increases are due to the following:

•	Additional operating expenses resulting from the acquisition of MenuLink and Synchronics; and

•	The expensing of equity-based compensation beginning in January 1, 2006, which resulted in approximately $2.5 million of additional operating expenses during 2006.

•

Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues which are included in costs of client support, maintenance and other services. Product development expenses increased during 2006 by approximately $7.3 million, or 51%, compared to 2005, primarily due to a higher level of investments in our products and the expensing of employee stock options, which accounted for approximately $0.6 million in expense during 2006. In addition, the Company has continued to increase its investment in product development in order to ensure future growth. Product development expense as a percentage of total revenue was approximately 10% and 8% in 2006 and 2005, respectively.

•

Sales and marketing expenses – Sales and marketing expenses increased by approximately $7.2 million, or 38%, compared to 2005, primarily due to additional revenues generated year over year and the sales commissions associated with such sales, an increase in trade show participation during 2006, and expensing of employee stock options, which accounted for approximately $0.8 million in 2006. Sales and marketing expenses as a percentage of total revenue were approximately 12% and 11% in 2006 and 2005, respectively.

•

Depreciation of fixed assets and amortization of intangible assets – Depreciation and amortization expense increased to approximately $11.7 million, or 36%, in 2006 as compared to approximately $8.6 million in 2005 primarily due to additional amortization expense related to intangible assets acquired as part of the MenuLink and Synchronics acquisitions, and additional depreciation expense as a result of property and equipment purchases in 2006 for the build-out of Company facilities.

•

Lease restructuring charges – During the second quarter of 2006, Radiant relocated its offices in Bedford, Texas to a facility in Fort Worth, Texas. The Company is contractually liable for the lease payments on the abandoned Bedford facility through September 2007 (lease expiration). In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments and estimated maintenance costs at the abandonment date. The restructuring charges were attributable to the Company’s Hospitality business segment. The abandonment of the Bedford facility resulted in a restructuring charge of approximately $1.4 million in the second quarter of 2006, which consisted of the fair value of the remaining lease liability and ongoing maintenance costs. During the third quarter of 2005, Radiant decided to consolidate certain facilities located in Alpharetta, Georgia, in order to reduce future operating costs. This resulted in the abandonment of one facility, which formerly housed the Company’s customer support call center. The restructuring charges were not attributable to any of the Company’s reportable segments. In accordance with SFAS 146, the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments at the abandonment date less the estimated sublease rentals that could reasonably be obtained from the property. This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. During the second quarter of 2006, the Company updated its restructuring reserve analysis and recorded an additional $0.3 million in restructuring charges as the initial assumption regarding the ability to sublease the facility changed.

•

General and administrative expenses – General and administrative expenses increased by approximately $7.3 million, or 40%, compared to 2005, primarily due to general and administrative expenses associated with the purchases of MenuLink and Synchronics, increases in occupancy costs, additional investments in general and administrative areas to accommodate the growth of the business, and approximately $1.2 million of additional compensation expense resulting from the expensing of stock options during 2006. General and administrative expenses as a percentage of total revenue were approximately 11% in 2006 and 2005.

Interest income and expense – The Company’s interest income is derived from the investment of its cash and cash equivalents and remained relatively flat in 2006 compared to 2005. The Company’s interest expense includes interest expense incurred on its long-term debt and capital lease obligations. Interest expense has increased from approximately $1.2 million in 2005 to $3.0 million in 2006. This increase is attributable to the additional debt obtained to finance the acquisitions of MenuLink and Synchronics, additional short-term borrowings to finance stock repurchases and inventory purchases, and an increase in the prime rate of interest.

Income tax provision – In the second quarter of 2006, the Company reassessed the valuation allowance against its deferred tax assets and determined that it was more likely than not that a substantial portion of the deferred tax assets would be realized in the foreseeable future. This determination was based upon the Company’s projection of taxable income for 2006, 2007 and 2008, as well as the length of time since the Company has incurred losses from continuing operations before taxes. Accordingly, $14.2 million of the valuation allowance was released during the second quarter of 2006, of which $2.9 million was recorded as additional paid-in-capital and $11.3 million was recorded as a benefit to the income tax provision. As a result of the reversal of the valuation allowance, the Company’s effective tax rate has fluctuated during the 2006 fiscal year, as compared to 2005.

Year ended December 31, 2005 compared to year ended December 31, 2004

Radiant had net income from continuing operations of $0.18 per diluted common share in 2005, compared with net income from continuing operations of $0.05 per diluted common share in 2004. In addition, the Company’s revenues increased during the year ended December 31, 2005 by approximately $37.2 million, or 28%, compared to the year ended December 31, 2004. These increases were primarily due to the organic growth in all of the Company’s segments with the most significant growth occurring in the direct and reseller channels of our Hospitality segment and international growth in our Retail segment. In addition, the Company was able to leverage its operating costs effectively throughout 2005, which resulted in operating expenses decreasing as a percentage of revenues by approximately 6%.

System sales – The Company derives the majority of its revenues from sales and licensing fees for its point-of-sale hardware, software and site management software solutions. System sales for 2005 were approximately $98.5 million compared to $72.2 million in 2004, an increase of approximately $26.3 million, or 36%.

The year over year increase is primarily due to the increased use of the hospitality re-seller channel for additional sales, the success of selling the Company’s new hardware products into its hospitality reseller markets (which began in the latter part of the second quarter of 2004), increased presence in the international community with international revenues increasing 42% to $33.1 million, and improved product demand throughout the hospitality industry.

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

System sales gross profit – Cost of system sales consists primarily of hardware and peripherals for site-based systems, amortization of software costs and labor. All costs, other than amortization, are expensed as products are shipped, while software amortization is expensed at the greater of straight line amortization or proportion to sales volume. System sales gross profit increased in 2005 by approximately $9.2 million, or 26%, while the gross margin percentage decreased 3 points to 46% in 2005 compared to 2004. The decrease in the gross profit percentage is primarily due to the change in mix between the Company’s hardware and software product lines resulting from additional hardware sales within the reseller channel and an increase of low margin hardware products sold internationally during the latter half of 2005.

Client support, maintenance and other services gross profit – Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations. The gross profit on services revenue increased in 2005 by approximately $1.6 million, or 7%, while the gross margin percentage decreased by 3 points to 34% for 2005 compared to 2004. The decrease in the gross margin percentage is primarily due to normal fluctuations between product development projects and maintenance projects that occur throughout the year and due to a major software project being released in the beginning of the third quarter of 2004. Personnel expenses associated with this project were capitalized during the first half of 2004. Personnel assigned to this project were reassigned to software maintenance projects after the completion of this project in the third quarter of 2004.

Segment revenues – Total revenues in the Hospitality business segment were approximately $111.7 million in 2005 compared to approximately $78.2 million in 2004, an increase of approximately $33.5 million, or 42%. The two main reasons for the increase are the use of the reseller channel for additional sales into the hospitality market (specifically hardware sales which began selling through the reseller market in the latter part of the second quarter 2004) and improved demand throughout the industry. Total revenues in the Retail business segment were approximately $58.5 million in 2005 compared to approximately $54.3 million in 2004, which is an increase of approximately $4.2 million, or 8%. The increase is primarily due to the significant revenues being generated through new international customer sales, which have increased 31% over 2004.

Segment net income before allocation of central costs – The Company measures segment profit based on net income before the allocation of certain central costs. For the year ended December 31, 2005, segment net income in the Hospitality business segment increased by approximately $5.0 million, or 41%, compared to the same period in 2004. This increase was primarily due to improved demand throughout the industry and the increase in revenues resulting from the acquisition of MenuLink.

For the year ended December 31, 2005, segment net income in the Retail business segment decreased by approximately $0.1 million, or less than 1%, compared to the same period in 2004. This decrease was primarily the result of a change in sales mix as the Company sold more low-margin hardware products in 2005 compared to 2004.

Total operating expenses – Total operating expenses for 2005 increased by approximately $5.8 million, or 10%, as compared to 2004. Excluding the lease restructuring charges, the impairment of the Company’s HotelTools software and amortization expense, total operating expenses for 2005 increased by approximately $3.4 million, or 7%, as compared to 2004. Total operating expenses (excluding the items noted previously) as a percentage of total revenues were 32% in 2005 compared to 38% in 2004. The following are the key components of the Company’s operating expenses:

•

Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts excluding any development expenses related to associated revenues which are included in costs of client support, maintenance and other services. Product development expenses increased during 2005 by approximately $1.5 million, or 12%, compared to 2004, primarily due to the continued increase in the Company’s investment in product development in order to promote future growth. The Company will continue to assess making advancements in its software offerings versus acquiring outside technology. Product development expense as a percentage of total revenue was approximately 8% and 10% in 2005 and 2004, respectively.

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

•	Depreciation of fixed assets and amortization of intangible assets – Depreciation and amortization expense remained relatively constant in 2005 as compared to 2004.

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

•

General and administrative expenses – General and administrative expenses increased by approximately $1.7 million, or 11%, compared to 2004, primarily due to increased salary and bonus expense reflective of the Company’s growth and positive results, and additional expense related to the Company’s contributions to its 401(k) and profit-sharing plan which began in the third quarter of 2004. General and administrative expenses as a percentage of total revenue were approximately 11% and 12% in 2005 and 2004, respectively.

Interest income and expense – The Company’s interest income is derived from the investment of its cash and cash equivalents and remained relatively flat in 2005 compared to 2004. The Company’s interest expense includes interest expense incurred on its long-term debt and increased from approximately $1.1 million in 2004 to $1.2 million in 2005. This increase is primarily due to the increase in the prime rate of interest during 2005.

Income tax provision – The Company recorded an income tax provision of approximately $1.0 million in 2005 compared to a tax provision of approximately $0.1 million in 2004. The increase was primarily due to income generated in foreign countries and domestic states in which the Company at the time had no operating loss carry-forwards.

Liquidity and Capital Resources

On March 31, 2005, the Company entered into a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Foothill, Inc., as the arranger, administrative agent and initial lender. The Credit Agreement, which was amended on January 3, 2006, provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $31 million. The expiration date of the Credit Agreement is March 31, 2010. The revolving loan amount available to the Company is derived from a monthly borrowing base calculation using the Company’s various accounts receivable balances. The amount derived from this borrowing base calculation is further reduced by the total amount of letters of credit outstanding. Loans under the Credit Agreement will bear interest, at Radiant’s option, at either the London Interbank Offering Rate plus two and one half percent or at the rate that Wells Fargo Bank, N.A. announces as its prime rate then in effect. Fees associated with the Credit Agreement are typical for transactions of this type. The Credit Agreement contains certain customary representations and warranties from Radiant. In addition, the Credit Agreement contains certain financial and non-financial covenants, with which the Company was in compliance as of December 31, 2006. As of December 31, 2006, the Company had approximately $0.6 million in letters of credit against its available borrowing base of approximately $10.6 million, and $6.5 million was outstanding against the revolving loan facility.

The Company’s working capital increased by approximately $6.8 million, or 30%, to $29.7 million at December 31, 2006 as compared to $22.8 million at December 31, 2005. The Company has historically funded its business through cash generated by operations. Cash provided by operating activities from continuing operations for 2006 was $12.0 million as compared to $15.0 million for 2005. Cash from operations in 2006 was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges including depreciation, amortization, the release of a portion of the valuation allowance related to the Company’s deferred tax assets, and stock-based compensation. The increase in receivables is due to normal year over year fluctuations and due to growth of the business, both organic and acquisition related, as reflected in the year over year revenue increase. The increase in inventory is also due to normal year over year fluctuations, the increase in current and anticipated hardware shipments in future quarters. The increase in accounts payable (which has a positive effect on cash flow) is a direct result of the increase in inventory and the fact that payments to our vendors that supplied the Company with inventory were not due at year end. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

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

Due to the increased growth in the business and the acquisition of Aloha, increases in accounts receivable, inventories, accounts payable, accrued liabilities and deferred revenues occurred in 2004. The net effect of these increases resulted in positive cash flows from operations of approximately $0.8 million.

Cash used in investing activities during 2006 was $28.5 million as compared to $12.1 million during the same period in 2005. In 2006, approximately $19.5 million of the cash was used in the acquisition of Synchronics. Approximately $5.7 million of cash was invested in property and equipment, most of which was a result of renovations in the Company’s manufacturing facility and the build-out of our new satellite office location in Fort Worth, Texas. The Company continued to increase its investment in future products by investing $3.1 million in internally developed capitalizable software during 2006.

Cash used in investing activities during 2005 was $12.1 million as compared to $27.7 million during the same period in 2004. In 2005, investing activities mainly consisted of additional consideration related to the Breeze acquisition of $1.3 million (see Note 5 of the consolidated financial statement footnotes), the purchase of equipment of $4.8 million, expenditures for capitalizable software projects of $0.6 million, the MenuLink acquisition totaling $5.0 million, and the continued payout of accrued contractual obligations related to the Enterprise disposition totaling $0.6 million.

Cash used in investing activities in 2004 consisted primarily of cash payments of approximately $12.0 million associated with the disposition of the Enterprise business, payment of $11.2 million made in connection with the acquisition of Aloha, purchases of property and equipment of $2.2 million, capitalized software costs of $1.9 million, and payment of $0.3 million in connection with the acquisition of E-Needs.

Cash provided by financing activities during 2006 was $14.6 million as compared to cash used in financing activities of $0.3 million in 2005. In 2006, financing activities mainly consisted of $22.0 million in cash received under borrowings from the Credit Agreement, as amended (see Note 7 to the consolidated financial statements), repayment of $1.3 million of promissory notes related to the MenuLink acquisition, repurchases of common stock totaling $5.0 million, scheduled payments under the credit agreement of $5.4 million, and $3.7 million of cash proceeds received from employees for the exercise of stock options.

Cash used in financing activities during 2005 consisted primarily of the repayment of $17.7 million of promissory notes related to the Aloha acquisition, proceeds totaling $15.0 million generated from the Credit Agreement previously mentioned, payments of $0.3 million made in connection with loan fees to enter into the Credit Agreement, the repurchase of common stock from previous Breeze shareholders of $1.0 million, and cash generated from the issuance of shares under the Company’s employee stock purchase plan and the exercise of employee stock options of $4.7 million.

Cash used in financing activities in 2004 consisted primarily of the payment of notes in the amount of $3.2 million in connection with the acquisition of Aloha, the Company’s purchase of common stock issued to the previous owners of Breeze Limited for approximately $1.0 million, and principal payments under capital lease obligations of approximately $0.6 million. These cash outflows were offset by cash received from the exercise of stock options of approximately $1.2 million and approximately $1.7 million of cash received for the purchase of stock issued under the Company’s employee stock purchase plan.

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

Contractual Obligations

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases computer equipment under various capital lease agreements which expire on various dates through December 2010. Contractual obligations as of December 31, 2006 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Capital leases	$720	$220	$363	$137	$—
Operating leases	38,773	6,932	12,285	10,574	8,982
Other obligations:
Notes payable – acquisition of MenuLink Computer Solutions	2,649	1,361	1,288	—	—
Notes payable – acquisition of Aloha Technologies	964	—	964	—	—
Term note (Credit Agreement)	24,092	5,900	11,800	6,392	—
Short-term debt facility	6,489	6,489	—	—	—
Estimated interest payments on notes payable, term notes and capital leases (1)	4,830	2,338	2,356	136	—
Divestiture of Enterprise Software Systems (2)	661	661	—	—	—
Purchase commitments (3)	346	346	—	—	—

Total contractual obligations	$79,524	$24,247	$29,056	$17,239	$8,982

(1)	For purposes of this disclosure, we used the interest rates in effect as of December 31, 2006 to estimate future interest expense. See Note 7 to the consolidated financial statements for further discussion of our debt components and their interest rate terms. Also included in this schedule are the future minimum lease payments related to facilities that are being subleased. The total minimum rentals to be received in the future under noncancellable subleases as of December 31, 2006 are approximately $1.6 million in less than one year, $3.3 million in one to three years, $3.1 million in three to five years and $1.6 million after five years.
(2)	See Note 5 to the consolidated financial statements for further explanation.
(3)	The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The related supplies are to be delivered at various dates through October 2007. See Note 11.

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

In addition, the Company offers its customers subscription pricing and hosting services for some of its products. Under these subscription-based contracts, revenues are recognized ratably over the contract period commencing generally when the product has been installed and training has been completed.

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

At December 31, 2006, Radiant had approximately 1.9 million unvested options outstanding with a weighted-average grant-date fair value per share of $3.05. The unvested options have a total unrecognized compensation expense of approximately $3.7 million, net of estimated forfeitures, which will be recognized over the weighted average period of 1.69 years.

For the year ended December 31, 2006, Radiant recognized stock compensation expense of approximately $3.3 million. Prior to our adoption of SFAS 123(R), Radiant applied the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, to calculate the compensation expense for stock-based awards. Historically, the Company’s general policy was to set the exercise price for its stock options equal to the market value on the grant date. As a result, the options had no intrinsic value on their grant dates, and the Company did not record any compensation expense unless the terms of the options were subsequently modified. For the years ended December 31, 2005 and 2004, the Company would have recognized approximately $4.7 million and $0.5 million net of tax, respectively, as expense for equity-based awards under SFAS 123(R).

Radiant uses the Black-Scholes model to estimate the fair value of options granted. The Black-Scholes model requires estimates of the expected term of the option, as well as future volatility and the risk-free interest rate.

For options issued during the year ended December 31, 2006, Radiant estimated the weighted average grant-date fair value per share to be $5.00. The key assumptions that we used to calculate these values are provided below:

Year ended
December 31, 2006
Expected volatility	52-55%
Expected life (in years)	3-4
Expected dividend yield	0.00%
Risk-free interest rate	4.6-5.4%

The assumptions made represent our management’s best estimate, but they are highly subjective and inherently uncertain. If management had made different assumptions, the calculation of the options’ fair value and the resulting stock-based compensation expense could differ, perhaps materially, from the amounts recognized in Radiant’s financial statements.

In addition to the assumptions used to calculate the fair value of Radiant’s options, the Company is required to estimate the expected forfeiture rate of all share-based awards and only recognize expense for those awards the Company expects to vest. The stock-based compensation expense recognized in Radiant’s consolidated statement of operations for the year ended December 31, 2006 has been reduced for estimated forfeitures. If management were to change the estimate of forfeiture rates, the amount of stock-based compensation expense could differ, perhaps materially, from the amount recognized in the Radiant’s financial statements.

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

Recent Accounting Pronouncements

In September 2006, the SEC staff revised Staff Accounting Bulletin (SAB) Topic 1N, “Financial Statements – Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The guidance in SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position or results of operations.

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

In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R) and reported in the consolidated statements of cash flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. Using this methodology, we had no beginning balance in the APIC pool.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R, “Share-Based Payment.” SAB 107 contains interpretive guidance relating to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. Radiant has incorporated SAB 107 as part of its adoption of SFAS 123R in 2006.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) which is effective for the Company beginning on January 1, 2006. SFAS 123R replaces SFAS 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires that the compensation cost relating to share-based awards to employees be recognized in financial statements and be measured based on the grant-date fair value of the stock options or other equity-based compensation. The Company is recognizing stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method.

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements (as defined in the applicable regulations) that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents and long-term debt. During 2006, the weighted average interest rate on its cash balances was approximately 2.50%. A 10% decrease in this rate would have decreased interest income by approximately $1,000 during 2006. Also during 2006, the weighted average interest rate on the Company’s long-term debt was approximately 8.69%. A 10% increase in this rate would have increased interest expense by approximately $299,000 during 2006.

Foreign Exchange

As more fully explained in Note 14 of the consolidated financial statements, the Company’s international revenues were approximately $38.4 million, $33.1 million and $23.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company’s international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company’s results of operations and financial position during 2006, 2005 and 2004 were not material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed with this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Radiant Systems, Inc.

We have audited the accompanying consolidated balance sheets of Radiant Systems, Inc and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Radiant Systems, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R) “Share-Based Payment”, effective January 1, 2006, based on the modified prospective application transition method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 26, 2007

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(In thousands, except share data)

	December 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$15,720	$17,641
Accounts receivable, net of allowance for doubtful accounts of $3,510 and $3,407, respectively	34,104	27,047
Receivable due from BlueCube	1,099	512
Inventories, net	26,484	18,093
Deferred tax assets	9,327	—
Other current assets	1,310	2,287

Total current assets	88,044	65,580
Property and equipment, net	14,726	9,607
Software development costs, net	5,019	2,249
Deferred tax assets, non-current	5,252	—
Goodwill	61,948	44,239
Intangible assets, net	23,447	20,537
Other long-term assets	219	293

Total assets	$198,655	$142,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt facility	$6,489	$—
Current portion of long-term debt	7,261	4,292
Accounts payable	12,939	10,355
Accrued liabilities	17,491	13,637
Accrued contractual obligations and payables due to BlueCube	3,665	1,947
Client deposits and unearned revenues	10,365	12,490
Current portion of capital lease payments	178	37

Total current liabilities	58,388	42,758
Client deposits and unearned revenues, net of current portion	188	376
Capital lease payments, net of current portion	451	42
Long-term debt, net of current portion	20,444	14,091
Other long-term liabilities	3,213	805

Total liabilities	82,684	58,072

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 30,923,800 and 30,094,973 shares issued and outstanding at
December 31, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	137,151	124,744
Accumulated deficit	(21,667)	(40,024)
Accumulated other comprehensive income (loss)	487	(287)

Total shareholders’ equity	115,971	84,433

Total liabilities and shareholders’ equity	$198,655	$142,505

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands, except per share data)

	2006	2005	2004
Revenues:
System sales	$130,155	$98,530	$72,198
Client support, maintenance, and other services	92,155	73,512	62,676

Total revenues	222,310	172,042	134,874

Cost of revenues:
System sales	68,250	53,687	36,546
Client support, maintenance, and other services	56,201	48,605	39,372

Total cost of revenues	124,451	102,292	75,918

Gross profit	97,859	69,750	58,956

Operating expenses:
Product development	21,746	14,406	12,864
Sales and marketing	26,383	19,137	18,453
Depreciation of fixed assets	3,532	3,267	3,792
Amortization of intangible assets	8,190	5,317	4,891
Impairment of HotelTools software (Note 5)	—	550	—
Restructuring charges (Note 8)	1,663	1,450	—
General and administrative	25,292	18,022	16,308

Total operating expenses	86,806	62,149	56,308

Income from operations	11,053	7,601	2,648
Interest income	5	26	81
Interest expense	(3,042)	(1,219)	(1,050)
Other income (expense), net	38	183	(65)

Income from continuing operations before income tax provision	8,054	6,591	1,614
Income tax benefit (provision)	10,303	(1,029)	(139)

Income from continuing operations	18,357	5,562	1,475

Income from discontinued Enterprise business (Note 5)
Loss from operations of Enterprise business, net	—	—	(913)
Gain on disposal of Enterprise business, net	—	—	3,626

Income from discontinued Enterprise business, net	—	—	2,713

Net income	$18,357	$5,562	$4,188

Income per share from continuing operations:
Basic income per share	$0.59	$0.19	$0.05

Diluted income per share	$0.56	$0.18	$0.05

Income per share from discontinued Enterprise business, net:
Basic income per share	$—	$—	$0.10

Diluted income per share	$—	$—	$0.09

Net income per share:
Basic income per share	$0.59	$0.19	$0.15

Diluted income per share	$0.56	$0.18	$0.14

Weighted average shares outstanding:
Basic	30,861	29,503	28,828

Diluted	32,636	31,569	29,099

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
BALANCE, January 1, 2004	28,105	$—	$116,480	$(49,774)	$217	$66,923

Components of comprehensive loss:
Net income	—	—	—	4,188	—	4,188
Foreign currency translation adjustment	—	—	—	—	27	27

Total comprehensive income:	—	—	—	4,188	27	4,215
Issuance of common stock in connection with acquisitions	2,638	—	16,556	—	—	16,556
Treasury stock purchase and retirement in connection with thedivestiture of the Enterprise segment (Note 5)	(2,000)	—	(16,300)	—	—	(16,300)
Treasury stock purchase and retirement	(141)	—	(1,020)	—	—	(1,020)
Exercise of employee stock options	271	—	1,202	—	—	1,202
Stock issued under employee stock purchase plan	448	—	1,731	—	—	1,731

BALANCE, December 31, 2004	29,321	—	118,649	(45,586)	244	73,307

Components of comprehensive income:
Net income	—	—	—	5,562	—	5,562
Foreign currency translation adjustment	—	—	—	—	(531)	(531)

Total comprehensive income:	—	—	—	5,562	(531)	5,031
Issuance of common stock in connection with acquisitions	218	—	2,390	—	—	2,390
Treasury stock purchase and retirement	(237)	—	(1,000)	—	—	(1,000)
Exercise of employee stock options	500	—	2,895	—	—	2,895
Stock issued under employee stock purchase plan	293	—	1,810	—	—	1,810

BALANCE, December 31, 2005	30,095	—	124,744	(40,024)	(287)	84,433

Components of Comprehensive income:
Net income	—	—	—	18,357	—	18,357
Foreign currency translation adjustment	—	—	—	—	774	774

Total comprehensive income	—	—	—	18,357	774	19,131
Issuance of common stock in connection with acquisitions	605	—	7,292	—	—	7,292
Exercise of employee stock options	674	—	3,745	—	—	3,745
Treasury stock purchase and retirement	(453)	—	(4,972)	—	—	(4,972)
Income tax benefit from release of valuation allowance (see Note 10)	—	—	2,919	—	—	2,919
Stock issued under employee stock purchase plan	3	—	29	—	—	29
Tax benefits related from stock options	—	—	53	—	—	53
Stock-based compensation	—	—	3,341	—	—	3,341

BALANCE, December 31, 2006	30,924	—	$137,151	$(21,667)	$487	$115,971

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,357	$5,562	$4,188
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of HotelTools software (see Note 5)	—	550	—
Disposal of leasehold improvements related to lease restructuring (see Note 8)	—	250	—
Gain on sale of Enterprise business	—	—	(3,626)
Stock-based compensation expense	3,260	—	—
Lease restructuring reserve (see Note 8)	1,663	1,200	—
Utilization of acquired deferred tax asset	60	571	—
Release of valuation allowance related to deferred tax assets (see Note10)	(10,923)	—	—
Depreciation and amortization	12,449	9,408	9,427
Interest incurred and accrued – Aloha acquisition	—	—	88
Changes in assets and liabilities, net of acquired entities:
Accounts receivable	(7,019)	(2,127)	(3,283)
Inventories	(8,330)	520	(5,563)
Other assets	700	(722)	554
Accounts payable	2,305	(1,843)	5,691
Accrued liabilities	(1,001)	998	1,434
Payables due to BlueCube (see Note 5)	1,718	(433)	1,642
Client deposits and deferred revenue	(3,590)	1,331	395
Other liabilities	2,078	(293)	(83)

Net cash provided by operating activities	11,727	14,972	10,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,651)	(4,785)	(2,239)
Capitalized software development costs	(3,125)	(554)	(1,894)
Accrued contractual obligation and other payments related to sale of Enterprise business	—	(604)	(12,022)
Proceeds from sale of fixed assets	—	193	—
Acquisition of Synchronics	(19,474)	—	—
Acquisition of MenuLink, net of cash acquired	—	(5,046)	—
Additional consideration for Breeze acquisition	—	(1,300)	—
Acquisition of Aloha, net of cash acquired	—	—	(11,200)
Acquisition of E-Needs	—	—	(300)

Net cash used in investing activities	(28,250)	(12,096)	(27,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	3,745	2,895	1,202
Proceeds from shares issued under employee stock purchase plan	29	1,810	1,731
Tax benefits from stock options	53	—	—
Principal payments on capital lease obligations	(64)	(203)	(599)
Principal payments on debt – Aloha acquisition	—	—	(3,230)
Borrowings under long-term debt facility	16,000	15,000	—
Net borrowings from short-term debt facility	6,489	—	—
Principal payments on long-term debt facility	(5,404)	(750)	—
Payment on loan fees associated with Credit Agreement	—	(342)	—
Repurchase of common stock	(4,972)	(1,000)	(1,020)
Principal payment on notes payable to shareholders	(1,274)	(17,712)	—

Net cash provided by (used in) financing activities	14,602	(302)	(1,916)

(Decrease) increase in cash and cash equivalents	(1,921)	2,574	(18,707)
Cash and cash equivalents at beginning of year	17,641	15,067	33,774

Cash and cash equivalents at end of year	$15,720	$17,641	$15,067

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:	2006	2005	2004
Non-cash transactions related to acquisitions and divestitures (Note 5):
Issuance of common stock—Synchronics	$7,292	$—	$—
Adjustment related to change in contingent liabilities of MenuLink	$160	$—	$—
Issuance of common stock — MenuLink	$—	$2,390	$—
Reduction in long-term note payable (purchase price adjustment) — Aloha	$—	$537	$—
Issuance of common stock — Aloha	$—	$—	$15,300
Issuance of common stock — E-Needs	$—	$—	$300
Issuance of common stock — Breeze	$—	$—	$956
Long-term notes payable — MenuLink	$—	$4,110	$—
Long-term note payable — Aloha	$—	$—	$21,418
Common stock received in divestiture — Enterprise	$—	$—	$16,300
Assets acquired under capital lease	$613	$—	$93
Landlord tenant improvements	$1,070	$—	$—
Cash paid for interest	$2,913	$1,150	$939
Cash paid for income taxes	$346	$32	$104

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2006

1. ORGANIZATION AND BACKGROUND

Radiant Systems, Inc. (the “Company” or “Radiant”) develops, installs and delivers solutions for managing site operations of hospitality and retail businesses. Radiant’s point-of-sale and back-office technology is designed to enable businesses to deliver exceptional client service while improving profitability. The Company offers a full range of products that are tailored to specific hospitality and retail market needs including hardware, software and professional services. Radiant offers best-of-breed solutions designed for ease of integration in managing site operations, enabling operators to improve customer service while reducing costs.

Headquartered in Alpharetta, Georgia, Radiant operates primarily through two operating segments. Prior to 2006, the Company operated in three primary segments: (i) Hospitality, (ii) Petroleum and Convenience Retail, and (iii) Entertainment. However, effective January 1, 2006, the Company made the decision to condense its business into two operating segments: (i) Hospitality (which includes the former Entertainment segment) and (ii) Retail (which is comprised of the former Petroleum and Convenience Retail segment and the recently-acquired Synchronics business). These changes were made in order to increase management’s accountability for revenue growth and operating performance. See Note 14.

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

Treasury Stock

The Company records treasury stock purchases at cost and allocates this value to additional paid-in capital. During 2006, the Company repurchased, and subsequently retired, approximately 453,000 shares for approximately $5.0 million at an average cost of $10.97 per share. These transactions relate to our share repurchase program which expires in October 2007.

During 2005, the Company repurchased, and subsequently retired, approximately 238,000 shares at $4.21 per share at a cost of approximately $1.0 million. These shares were repurchased from the former shareholders of Breeze Software Proprietary Limited (“Breeze”) and had initially been issued in 2004 in connection with the additional consideration given for obtaining certain earnings milestones, pursuant to the Breeze acquisition agreement. At the Company’s option, cash equaling the value of the shares issued to the former shareholders of Breeze was exchanged for the shares during 2005.

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

In addition, the Company offers its customers subscription pricing and hosting services for some of its products. Under these subscription based contracts, revenue is recognized ratably over the contract period commencing generally when the product has been installed and training has been completed.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unearned Revenue

Unearned revenue represents amounts collected prior to complete performance of professional services, customer support services, software enhancements, and significant obligations under license agreements.

Accounts Receivable and Allowance for Doubtful Accounts

A summary of the Company’s accounts receivable as of December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005
Trade receivables billed	$35,772	$28,523
Trade receivables unbilled	1,842	1,931

	37,614	30,454
Less allowance for doubtful accounts	(3,510)	(3,407)

	$34,104	$27,047

The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of clients to make required payments. Estimates are developed by using standard quantitative measures based on customer payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Bad debt expense totaled approximately $0.7 million, $0.7 million and $1.0 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Inventory

Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventory as of December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005

Raw materials, net	$16,338	$10,587
Work in process	533	525
Finished goods, net	9,613	6,981

	$26,484	$18,093

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives of one to ten years. Leasehold improvements are amortized over the terms of the respective leases or useful lives of the improvements, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and the costs of additions and improvements are capitalized. Any gain or loss from the retirement or sale of an asset is credited or charged to operations.

Property and equipment at December 31, 2006 and 2005 are summarized as follows (in thousands):

	2006	2005
Computers and equipment	$16,500	$11,698
Leasehold improvements	7,179	4,393
Purchased software	8,732	7,883
Furniture and fixtures	8,003	7,466
Land	2,517	2,517

	42,931	33,957
Less accumulated depreciation and amortization	(28,205)	(24,350)

	$14,726	$9,607

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was approximately $3.8 million, $3.5 million and $3.8 million, respectively. Depreciation expense includes amortization of assets under capital leases in the amount of approximately $0.1 million, $0.4 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Capitalized leased assets are amortized over the shorter of the term of the lease, using the straight-line method, or in accordance with practices established for similar owned assets. Amortization of capitalized leased assets is included with depreciation expense in the accompanying financial statements. Included in property and equipment are the following capitalized leases (in thousands):

	2006	2005
Computers and equipment	$709	$97
Furniture and fixtures	1,937	1,937

	2,646	2,034
Less accumulated depreciation and amortization	(2,041)	(1,970)

	$605	$64

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets

The Company applied the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. In accordance with SFAS 142 the Company evaluates the carrying value of goodwill and other indefinite lived intangible assets as of January 1st of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s annual evaluations of goodwill, completed on January 1, 2007, 2006 and 2005 in accordance with SFAS 142, resulted in no impairment losses.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and finite-lived identifiable intangibles not held for sale whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net undiscounted cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

Software Development Costs

Capitalized software development costs consist principally of salaries and certain other expenses directly related to the development and modification of software products. Capitalization of such costs begins when a detail program or a working model has been produced as evidenced by the completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined is not more than five years. For the years ended December 31, 2006, 2005 and 2004, amortization of capitalized software development costs was approximately $0.4 million, $0.7 million and $0.6 million, respectively.

The Company evaluates the recoverability of capitalized software development costs on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the asset may be less than its net realizable value. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the net realizable value of the asset. The Company’s annual evaluation of capitalized software development costs on January 1, 2007, 2006 and 2005 resulted in no impairment.

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

Research, Development and Engineering Costs

Expenditures for research, development and engineering not capitalized are charged to operations as incurred (Note 4).

Financing Costs Related to Long-Term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt. The Company incurred financing costs in 2005 related to the Credit Agreement and other long-term debt agreements. The costs were deferred and are being amortized over three years. Amortization of financing costs totaled approximately $0.1 million in 2006 and 2005.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising expenses for fiscal years 2006, 2005 and 2004 were $0.6 million, $0.3 million and $0.7 million, respectively.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” became effective January 1, 2006, and requires us to expense the fair value of grants made under the stock option program over the vesting period of the plans. We adopted the “Modified Prospective Application” transition method, which does not result in restatement of previously issued financial statements. Awards granted after the effective date of SFAS No. 123(R) are valued and non-cash share-based compensation expense is recognized in the consolidated statement of operations in accordance with SFAS No. 123(R). In addition, non-vested awards that were granted before the effective date of SFAS No. 123(R) also result in recognition of non-cash share-based compensation expense.

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

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2006	2005	2004
Weighted average common shares outstanding	30,861	29,503	28,828
Dilutive effect of outstanding stock options	1,775	2,066	271

Weighted average common shares outstanding assuming dilution	32,636	31,569	29,099

For the years ended December 31, 2006, 2005 and 2004, options to purchase approximately 2.1 million, 1.6 million and 5.2 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the years then ended.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable, trade accounts payable and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. As the Company’s long-term debt bears interest at variable rates, the carrying value of the debt approximates fair value.

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash accounts primarily with one bank in Georgia. The total cash balances are insured by the FDIC up to $100,000 per bank. As of December 31, 2006, the Company has cash balances on deposit with this bank that exceeded the balance insured by the FDIC in the amount of approximately $13.1 million.

Concentration of Business and Credit Risk

Financial instruments, which potentially subject the Company to credit risk, consist principally of trade receivables and interest bearing investments. The Company performs on-going credit evaluations of its clients and generally does not require collateral. The Company estimates the losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable. The Company maintains adequate reserves for potential losses and such losses, have been included in management’s estimates.

As of December 31, 2006 and 2005, approximately 12% and 26%, respectively, of the Company’s accounts receivable were derived from five clients.

During the years ended December 31, 2006, 2005 and 2004, approximately 21%, 20% and 26%, respectively, of the Company’s revenues were derived from five clients. For the years ended December 31, 2006, 2005 and 2004, no individual client accounted for more than 10% of the Company’s total revenues.

Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement establishes the rules for the reporting of comprehensive income and its components. The Company’s comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the years ended December 31, 2006, 2005 and 2004, was approximately $19.1 million, $5.0 million and $4.2 million, respectively.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

The following new accounting standards have been or will be adopted by Radiant subsequent to January 1, 2004 and the impact of such adoption, if applicable, has been included in the accompanying consolidated financial statements:

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) which is effective for the Company beginning on January 1, 2006. SFAS 123R replaces SFAS 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires that the compensation cost relating to share-based awards to employees be recognized in financial statements and be measured based on the grant-date fair value of the stock options or other equity-based compensation. The Company is recognizing stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R, “Share-Based Payment.” SAB 107 contains interpretive guidance relating to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. Radiant has incorporated SAB 107 as part of its adoption of SFAS 123R in 2006. The adoption of SFAS 123R is discussed in Note 3, Stock Based Compensation.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company has adopted the provision of SFAS 154 as of January 1, 2006.

In June 2005, the FASB issued FSP No. FAS 143-1 (“FSP FAS 143-1”), “Accounting for Electronic Equipment Waste Obligations,” which provides guidance on accounting for electronic equipment waste obligations. In particular, the new guidance specifies the appropriate accounting for obligations to dispose of “historical” waste – i.e., electronic waste obligations relating to equipment put on the market before August 13, 2005, as defined in the European Union Directive 2002/96/EC (the “Directive”). Among other things, the Directive requires entities to provide for the treatment of electrical waste and electronic equipment and member states to adopt financing schemes for that treatment. Under the framework established by the Directive, the responsibility to dispose of historical waste used by other than private household users (the “Commercial Users”) rests with the Commercial User. The FSP FAS 143-1 does not address the accounting for the disposal of waste related to equipment put on the market after August 13, 2005. This guidance is effective for the first reporting period ending after the later of June 8, 2005 or the date of passage of legislation by an EU member state imposing the disposal obligation on a Commercial User or commercial producer. The adoption of FSP FAS 143-1 did not have a material effect on Radiant’s consolidated financial position and results of operation. Additionally, the Company does not expect FSP FAS 143-1 to have a material effect on its consolidated financial position, results of operations and cash flows from those European countries where the Directive has not yet become effective.

In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R) and reported in the consolidated statements of cash flows. We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. Using this methodology, we had no beginning balance in the APIC pool.

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

In September 2006, the SEC staff revised Staff Accounting Bulletin (SAB) Topic 1N, “Financial Statements – Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The guidance in SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position or results of operation.

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

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. STOCK-BASED COMPENSATION

Radiant has adopted stock plans that provide for the grant of incentive and non-qualified stock options to directors, officers, and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. In addition, Radiant provides employees stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). The ESPP was suspended on December 31, 2005 in an effort to reduce future stock compensation expense. The Company reinstated the ESPP program during the third quarter of 2006 on terms that permit employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. Based on these terms, the reinstated ESPP will not result in any future stock compensation expense. The Company has authorized approximately 16.2 million shares for awards of options, of which approximately 1.8 million shares are available for future grants as of December 31, 2006.

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

Equity-based compensation expense recognized under SFAS 123(R) in the consolidated statement of operations for the year ended December 31, 2006 was approximately $3.3 million. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis. The implementation of SFAS 123(R) reduced basic earnings per share and diluted earnings per share by $0.11 and $0.10, respectively, for the twelve months ended December 31, 2006. The implementation of SFAS 123(R) did not have any impact on cash flows from operations during the year ended December 31, 2006.

The non-cash stock-based compensation expense was included in the consolidated statement of operations as follows (in thousands):

Year ended December 31, 2006
Cost of revenues—systems	$502
Cost of revenues—client support, maintenance and other services	221
Product Development	572
Sales and marketing	769
General and administrative	1,196

Non-cash stock based compensation expense	$3,260

For year ended December 31, 2006, the total income tax benefit recognized in the consolidated statement of operations for share-based compensation, recorded in accordance with SFAS No. 123(R), was approximately $0.6 million. The Company capitalized approximately $80,000 in compensation cost related to product development for the year ended December 31, 2006.

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

Stock Options

The exercise price of each stock option equals the market price of Radiant’s stock on the date of grant. Most options are scheduled to vest equally over a three or four-year period or when certain stock performance requirements are met. These stock performance requirements include a provision that allows for early vesting if certain stock price targets are met. The Company recognizes stock-based compensation expense using the graded vesting attribution method. Outstanding options expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model for the year ended December 31, 2006 are outlined in the following table:

Year ended December 31, 2006
Expected volatility	52-55%
Expected life (in years)	3-4
Expected dividend yield	0.00%
Risk-free interest rate	4.6-5.4%

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

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the changes in stock options outstanding under Radiant’s equity-based compensation plans during the twelve months ended December 31, 2006 is presented below:

(in thousands, except per share data)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractural Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6,413	$8.83	5.85
Granted	734	$12.32
Exercised	(674)	$5.60
Forfeited or cancelled	(189)	$11.32
Outstanding at December 31, 2006	6,284	$9.58	4.95	$16,880
Vested or expected to vest at December 31, 2006	6,057	$9.61		$16,310
Exercisable at December 31, 2006	4,379	$9.98	4.69	$11,990

The weighted average grant-date fair value of options granted during the year ended December 31, 2006 was $5.00. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the year ended December 31, 2006, was approximately $4.9 million. The total fair value of options that vested during the year ended December 31, 2006 was approximately $0.6 million. At December 31, 2006, Radiant had approximately 1.9 million unvested options outstanding with a weighted-average grant-date fair value of $3.05. Of the 1.9 million options that were unvested at December 31, 2006, there were 0.4 million options that had a vesting period based on stock performance requirements. The unvested options have a total unrecognized compensation expense of approximately $3.7 million, net of estimated forfeitures, which will be recognized over the weighted average period of 1.69 years. Cash received from options exercised during the year ended December 31, 2006 was approximately $3.7 million.

Prior to 2006, Radiant followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended. The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under Radiant’s stock-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If the Company had recognized the expense of equity programs in the consolidated statements of operations, additional paid-in capital would have increased by a corresponding amount.

(in thousands, except per share data)	Year ended December 31, 2005	Year ended December 31, 2004
Net income—as reported	$5,562	$4,188
Stock-based compensation expense	(4,768)	(536)

Net income—pro forma	$794	$3,652

Basic net income per share:
As reported	$0.19	$0.15
Pro forma	$0.03	$0.13

Diluted net income per share:
As reported	$0.18	$0.14
Pro forma	$0.03	$0.13

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Year ended December 31, 2005	Year ended December 31, 2004

Expected volatility	61%	71%
Expected life (in years)	3.8	4.5
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.29	3.44

The weighted-average fair values of each option granted in the years ended December 31, 2005 and 2004 were $5.05 and $3.98, respectively.

4. PRODUCT DEVELOPMENT EXPENDITURES

Product development expenditures for the years ended December 31, 2006 and 2005 are summarized as follows (in thousands):

	2006	2005	2004
Total development expenditures	$24,951	$14,960	$14,758
Less stock-based compensation capitalized	80	—	—
Less amounts capitalized	3,125	554	1,894

Product development expense	$21,746	$14,406	$12,864

The activity in the capitalized software development account during 2006 and 2005 is summarized as follows (in thousands):

	2006	2005
Balance at beginning of period, net	$2,249	$2,344
Capitalized software development costs – continuing operations	3,125	554
Capitalized stock-based compensation costs	80	—
Amortization expense	(435)	(649)

Balance at end of period, net	$5,019	$2,249

Amortization of capitalized software costs is included in system sales cost of revenues in the accompanying statements of operations.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. ACQUISITIONS AND DIVESTITURES

Each of the acquisitions discussed below was accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141, Business Combinations.

Acquisition of Synchronics, Inc.

On January 3, 2006, the Company acquired substantially all of the assets of Synchronics, Inc. (“Synchronics”), a supplier of business management and point-of-sale software for the retail industry. Total consideration was approximately $26.8 million and consisted of approximately $19.5 million in cash and 605,135 shares of restricted common stock with a value of $12.05 per share in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” The cash portion of the purchase price was paid on the date of closing. The operations of the Synchronics business have been included in the Company’s condensed consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Retail segment.

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

As a result of the Synchronics acquisition, goodwill of approximately $17.0 million was recorded and assigned to the Retail segment. The goodwill is deductible for tax purposes over a period of 15 years. The following is a summary of the intangible assets acquired and the weighted-average useful lives over which they will be amortized:

(Dollars in Thousands)	Purchased Assets	Weighted- Average Useful Lives
Core and developed technology	$3,800	4 years
Reseller network	5,200	6 years
Subscription sales	1,400	4 years
Trademarks and tradenames	700	6 years

Total intangible assets acquired	$11,100

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(Dollars in Thousands)
Current assets	$1,390
Property, plant and equipment	105
Identifiable intangible assets	3,800
Goodwill	10,637

Total assets acquired	15,932

Total liabilities assumed (all of which were considered current)	3,132

Purchase price	$12,800

As a result of the MenuLink acquisition, goodwill of approximately $10.6 million was recorded and assigned to the Hospitality segment. This includes subsequent adjustments related to changes in contingent liabilities in which goodwill increased from the date of acquisition by approximately $0.5 million for the year ended December 31, 2006. The goodwill is deductible for tax purposes over a period of 15 years. The following is a summary of the intangible assets acquired and the weighted-average useful lives over which they will be amortized:

(Dollars in Thousands)	Purchased Assets	Weighted- Average Useful Lives

Core and developed technology	$1,900	4 years
Customer list and contracts	1,400	7 years
Trademarks and tradenames	300	5 years
Covenants not to compete	200	5 years

Total intangible assets acquired	$3,800

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of E-Needs, Inc.

On April 14, 2004, the Company acquired substantially all of the assets of E-Needs, Inc. (“E-Needs”), a company engaged in the business of developing, marketing, licensing and selling software and services in the movie-theatre circuit and related financial management marketplaces. The operating results of E-Needs are included in the consolidated financial statements from the date of acquisition. Pro forma information has not been presented as it is not material to the Company’s financial statements. The transaction included the purchase of certain software technology source code and customer lists. Total consideration and transaction costs were approximately $0.7 million and consisted of $0.3 million in cash, the issuance of 46,133 shares of common stock with a fair value of $6.50 per share based on the average closing price for the 10 days prior to the date of announcement (March 17, 2004) and approximately $0.1 million of assumed liabilities and direct expenses. The purchase agreement also provides for additional cash payments if certain future operating targets are achieved. The additional payments may aggregate up to approximately $1.6 million and will be accounted for as part of the purchase price if such operating targets are met. As of December 31, 2006, none of these future operating targets had been achieved. Intangible assets of approximately $0.6 million were recorded and are being amortized over the assets’ estimated useful lives, which range from three to ten years. The remaining $0.1 million of the purchase price was recorded as goodwill and assigned to the Hospitality segment. The goodwill is deductible for tax purposes over a period of 15 years.

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

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Aloha acquisition, goodwill of approximately $24.7 million was assigned to the Hospitality segment and will be deductible for tax purposes over a period of 15 years. The following is a summary of the intangible assets acquired and the weighted-average useful lives over which they will be amortized:

	Purchased Assets	Average Useful Lives
Core and developed technology	$10,600	3 years
Reseller network	9,200	15 years
Direct sales channel	3,600	10 years
Covenants not to compete	1,400	3 years
Trademarks and tradenames	1,300	Indefinite

Total intangible assets acquired	$26,100

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Breeze Software Proprietary Limited

On May 9, 2001, the Company acquired all of the outstanding common stock of Breeze Software Proprietary Limited (“Breeze”), a leading provider of software applications for retailers in the Australian marketplace. The purchase price consisted of $1.7 million in cash and assumption of net liabilities of approximately $0.7 million. Total consideration, including approximately $0.4 million in transaction costs, was approximately $2.8 million. Goodwill of approximately $2.8 million was recorded as a result of this transaction. The Company was obligated to pay additional consideration of cash and/or stock in the event that certain earnings milestones were achieved. During the year ended December 31, 2004, certain specified earnings milestones were achieved and the Company paid additional consideration of approximately 238,000 shares of common stock for a total consideration of approximately $1.0 million based upon the quoted price of the Company’s stock, which was allocated to goodwill. In addition, during the fourth quarter of 2004, a final earnings milestone was achieved and the Company elected to pay the additional consideration of $1.3 million in cash. This final payment, which was allocated to goodwill, was accrued in the fourth quarter of 2004 and paid during the first quarter of 2005.

Divestiture of Enterprise Software Systems Business

On January 31, 2004, the Company completed a tax free split-off of the Company’s Enterprise Software Systems (“Enterprise”) business now known as BlueCube Software, to Erez Goren, the Company’s former Co-Chairman and Co-Chief Executive Officer. Pursuant to the terms of the Share Exchange Agreement under which the split-off was effected, Radiant contributed specified assets and liabilities of the Enterprise business, together with $4.0 million in cash, to the newly formed subsidiary, and then transferred all of the shares of the new company to Erez Goren in exchange for the redemption of 2.0 million shares of common stock of the Company, valued at $16.3 million based upon the quoted price of the Company’s stock on January 31, 2004. The shares redeemed represented approximately 7% of the Company’s outstanding shares at the time. The consideration for the transaction was determined based on negotiations between a special committee of the Company’s Board of directors and Mr. Goren. At the completion of this transaction, Mr. Goren resigned as Co-Chairman and Co-Chief Executive Officer of Radiant and as a member of the Company’s Board of Directors.

During the year ended December 31, 2006, the Company recorded no additional expenses related to the divestiture of the Enterprise business. For the one month ended January 31, 2004, the Enterprise business generated revenues of approximately $1.8 million and generated a net loss of approximately $0.9 million.

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

Commitments and Contingencies from Enterprise Divestiture

Radiant has a contractual obligation for performance under certain existing customer contracts that have not been assigned to BlueCube at Radiant’s choice or because they require the consent of the customer (Legacy Contracts). Under a Reseller and Services Agreement, BlueCube is obligated to fulfill the terms of these Legacy Contracts, including providing hosting, support, maintenance and professional services. BlueCube will act as Radiant’s subcontractor, and indemnify Radiant for any losses associated with its performance or non-performance of the Legacy Contract obligations. Radiant will continue to invoice these customers on behalf of BlueCube. Radiant will pass through the payments received in these transactions as they are received from the customers. As of December 31, 2006, and 2005, Radiant had received approximately $1.2 million and $0.1 million, respectively, from Legacy customers that was not yet passed through to BlueCube. These amounts have been included in accrued contractual obligations and payables due to BlueCube in the accompanying consolidated balance sheets as of December 31, 2006 and 2005.

Under this Reseller and Services Agreement with BlueCube, Radiant became a preferred reseller of selected BlueCube computer products. The fixed price charged to customers for BlueCube products is remitted to BlueCube based on a fixed percentage of this price, as stated in the agreement. For the years ended December 31, 2006, 2005, and 2004 the Company recognized approximately $2.5 million, $2.0 million, and $1.7 million of revenues on a gross basis under this agreement, respectively. As of December 31, 2006, 2005, and 2004, Radiant had a payable due to BlueCube related to the fixed percentage pass through of approximately $1.8 million, $1.2 million, and $1.3 million, respectively. These amounts have been included in accrued contractual obligations and payables due to BlueCube in the accompanying consolidated balance sheets. In addition, for the years ended December 31, 2006, 2005, and 2004 the Company recognized approximately $0.9 million, $0.5 million, and $1.3 million, respectively, of revenues that were generated from the sale of Radiant products to BlueCube. As of December 31, 2006, 2005, and 2004, Radiant had a receivable due from BlueCube of approximately $1.1 million, $0.5 million, and $0.3 million, respectively.

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

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the initial cash included in the transaction, it was agreed that approximately $5.3 million of unearned revenue would be transferred to BlueCube upon BlueCube’s completion of the related contractual commitments. Approximately $0.1 million, $0.6 million and $4.7 million was paid during the years ended December 31, 2006 and 2005 and from the disposition date through December 31, 2006, respectively. Management expects the majority of the remaining cash to be transferred to BlueCube over the next six months. The remaining liability of approximately $0.7 million is included in accrued contractual obligations and payables due to BlueCube in the accompanying consolidated balance sheet as of December 31, 2006.

Radiant has also agreed to sublease a portion of its property, currently under an operating lease, to BlueCube. This sublease will expire concurrently with Radiant’s operating lease on the property in January 2013. Operating lease rentals received are recorded against operating lease expense in the consolidated statements of operations. BlueCube has the right to early termination beginning on January 31, 2007, and must provide Radiant with an 18 month notice that early termination will occur. Payments received from BlueCube under this sublease totaled approximately $1.4 million and $1.3 million during the years ended December 31, 2006 and 2005, respectively. Aggregate future minimum lease payments under this sublease agreement as of December 31, 2006, are approximately $1.4 million per year for years 2007 through 2011, and a total of approximately $1.6 million over the remaining 13 months of the lease. In conjunction with this sublease agreement, Radiant and BlueCube entered into a right of refusal and option agreement pertaining to real property currently owned by Radiant and adjacent to the property being subleased by BlueCube. Under this agreement, BlueCube has an option to purchase the real property at a stated value, which management believes is the fair value at the time of the split-off. BlueCube has a right of refusal if Radiant obtains an offer to sell the real property to another party. The exercise of this right will result in BlueCube purchasing the real property at a price based on a formula and the third-party offer obtained by Radiant. This agreement is subordinate to a pre-existing right of first refusal with a third-party.

On July 21, 2006, RedPrairie Corporation acquired BlueCube Software. As a result of this purchase, all transactions occurring between the Company and BlueCube will no longer be considered related party transactions.

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

6. GOODWILL AND OTHER INTANGIBLES, NET

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

The Company’s evaluation of goodwill in accordance with SFAS 142 for 2006 and 2005 and completed on January 1, 2007 and 2006, respectively, resulted in no impairment losses. Changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	Hospitality	Retail	Total
BALANCE, December 31, 2004	$27,114	$7,813	$34,927

Currency translation adjustment related to Breeze acquisition	—	(280)	(280)
MenuLink acquisition (Note 5)	10,163	—	10,163
Utilization of acquired deferred tax asset (Note 10)	—	(571)	(571)

BALANCE, December 31, 2005	37,277	6,962	44,239

Goodwill resulting from the Synchronics acquisition (Note 5)	—	17,019	17,019
Currency translation adjustment related to Breeze acquisition	—	276	276
Utilization of acquired deferred tax asset (Note 10)	—	(60)	(60)
Adjustment related to change in contingent liabilities of MenuLink (Note 5)	474	—	474

BALANCE, December 31, 2006	$37,751	$24,197	$61,948

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

A summary of the Company’s intangible assets as of December 31, 2006 and 2005 is as follows (in thousands):

		December 31, 2006		December 31, 2005
	Weighted Average Amortization Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core and developed technology – Hospitality	3.5 years	$12,700	$(11,221)	$12,700	$(7,145)
Reseller network – Hospitality	15 years	9,200	(1,814)	9,200	(1,201)
Direct sales channel – Hospitality	10 years	3,600	(1,065)	3,600	(705)
Covenants not to compete – Hospitality	4 years	1,750	(1,471)	1,750	(950)
Trademarks and tradenames – Hospitality	Indefinite	1,300	—	1,300	—
Trademarks and tradenames – Hospitality	5 years	300	(74)	300	(15)
Customer list and contracts – Hospitality	6 years	1,650	(383)	1,650	(132)
Core and developed technology – Retail	4 years	3,800	(950)	—	—
Reseller network – Retail	6 years	5,200	(867)	—	—
Subscription sales – Retail	4 years	1,400	(350)	—	—
Trademarks and tradenames – Retail	6 years	700	(117)	—	—
Other		492	(333)	492	(307)

Total intangible assets		$42,092	$(18,645)	$30,992	$(10,455)

Amortization expense related to intangible assets was approximately $8.2 million, $5.3 million, and $4.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Approximate amortization expense, assuming no future acquisitions, dispositions or impairments of intangible assets, for the following annual periods subsequent to December 31, 2006 is listed below (in thousands):

12-month period ended December 31,
2007	$ 4,309
2008	4,123
2009	3,961
2010	2,256
2011	2,175
Thereafter	5,323

$22,147

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. DEBT

On March 31, 2005, the Company entered into a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Foothill, Inc., as the arranger, administrative agent and initial lender. The Credit Agreement, which was amended on January 3, 2006, provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $31 million. The expiration date of the Credit Agreement is March 31, 2010. The revolving loan amount available to the Company is derived from a monthly borrowing base calculation using the Company’s various receivables balances. The amount derived from this borrowing base calculation is further reduced by the total amount of letters of credit outstanding. Loans under the Credit Agreement will bear interest, at Radiant’s option, at either the London Interbank Offering Rate plus two and one half percent or at the rate that Wells Fargo Bank, N.A. announces as its prime rate then in effect, which was 8.25% at December 31, 2006. Fees associated with the Credit Agreement are typical for transactions of this type.

The Credit Agreement contains certain customary representations and warranties from Radiant. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of Radiant’s assets; and limitations on transactions with related parties. In addition, the Credit Agreement contains various financial covenants, including: minimum EBITDA levels, as defined; minimum tangible Net Worth, as defined; and maximum capital expenditures. As of December 31, 2006, the Company was in compliance with all financial covenants. The Credit Agreement also contains customary events of default, including: nonpayment of principal, interest, fees or charges when due; breach of covenants; material inaccuracy of representations and warranties when made; and insolvency. If any events of default occur and are not cured within the applicable grace periods or waived, the administrative agent shall, at the election of the required lenders, terminate the commitments and declare the loans then outstanding to be due and payable in whole or in part, together with accrued interest and any unpaid accrued fees and all other liabilities of Radiant thereunder. The Credit Agreement is secured by the assets of the Company. As of December 31, 2006, the Company had approximately $0.6 million in letters of credit against its available borrowing base of approximately $10.6 million, and $6.5 million was outstanding against the revolving loan facility, which is included in current liabilities. As excess cash is generated from continuing operations, the Company will utilize these funds to pay down this revolving loan. In the event the Company experiences any short-term working capital needs, the Company will utilize this revolving loan.

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

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of long-term debt and the related balances as of December 31, 2006 and 2005 (in thousands):

Description of Debt	2006	2005
Promissory note (as amended) with Aloha shareholders bearing interest based on the prime rate plus one percent (9.25% as of December 31, 2006) with interest being paid monthly and principal being paid over the course of three fiscal quarters beginning in the third quarter of 2008	$964	$964

Term loan (as amended) with a bank bearing interest based on the prime rate (8.25 % as of December 31, 2006) with principal being paid at $492 per month plus accrued interest (all unpaid principal and accrued interest is due upon termination or expiration of the Credit Agreement)	24,092	13,500

Promissory notes with MenuLink shareholders bearing interest based on the prime rate (8.25% as of December 31, 2006) and being paid in thirty-six equal installments of principal and interest through the fourth quarter of 2008	2,649	3,919

Total	$27,705	$18,383

Approximate annual maturities of notes payable that were outstanding at December 31, 2006 are as follows:

(Dollars in Thousands)
2007	$7,261
2008	7,960
2009	6,093
2010	6,391

Balance, December 31, 2006	$27,705

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. RESTRUCTURING CHARGES

Lease Restructuring Charges – Bedford, Texas

During the second quarter of 2006, Radiant relocated its offices in Bedford, Texas to a facility in Fort Worth, Texas. The Company is contractually liable for the lease payments on the abandoned Bedford facility through September 2007 (lease expiration). In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recorded a lease restructuring charge of approximately $1.4 million based on the fair value of the remaining lease payments and estimated maintenance costs at the abandonment date. The restructuring charges were attributable to the Company’s Hospitality business segment.

As of December 31, 2006, approximately $0.7 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the end of the third quarter of 2007 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2005	$0	$0	$0

Restructuring charges	967	392	1,359
Expenses charged against restructuring reserve	(257)	(392)	(649)

Balance, December 31, 2006	$710	$0	$710

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

This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. During the second quarter of 2006, the Company updated its restructuring reserve analysis and recorded an additional $0.3 million in restructuring charges as the initial assumption regarding the ability to sublease the facility had changed. As of December 31, 2006, approximately $0.9 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the fourth quarter of 2010 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2005	$362	$625	$987

Restructuring charges	304	—	304
Expenses charged against restructuring reserve	(252)	(137)	(389)

Balance, December 31, 2006	$414	$488	$902

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance Costs

During 2004, in connection with the purchase of Aloha and the efficiencies obtained in the consolidation of several processes and the alignment of resources, the Company accrued for severance payments of approximately $1.1 million and included this amount in goodwill. During 2006, 2005 and 2004, approximately $0.3, $0.6 million and $0.2 million of these liabilities, respectively, were paid, and the remaining liability is included in accrued expenses. The remaining liability of less than $0.1 million will be paid in 2007.

9. ACCRUED LIABILITIES

The components of accrued liabilities at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Accrued wages	$2,972	$2,297
Bonus and commissions payable	6,882	5,073
Employee benefits payable	543	136
Other accrued liabilities	7,094	6,131

	$17,491	$13,637

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. INCOME TAXES

The following summarizes the components of the income tax provision (benefit) (in thousands):

	Years ended December 31,
	2006	2005	2004
Current taxes:
Federal	$809	$95	$—
State	45	50	40
Foreign	418	313	99
Deferred taxes	(11,575)	571	—

Income tax provision (benefit)	$(10,303)	$1,029	$139

Our domestic and foreign income from continuing operations before income taxes was as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
U.S.	$7,048	$5,220	$525
Foreign	1,006	1,371	1,089

	$8,054	$6,591	$1,614

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income from continuing operations before taxes. Reconciliation of these differences is as follows:

	2006	2005	2004
Statutory federal tax rate	34%	34%	35%
State income taxes, net of federal tax benefit	2.5	0.8	5.0
Foreign taxes	0.6	2.0	2.5
Meals and entertainment	1.3	1.0	2.3
Valuation allowance on deferred tax assets	-185.0	-23.0	-36.2
State rate change	3.5	—	—
Increase in tax contingencies	7.7	—	—
Incentive stock option compensation	7.2	—	—
Other	0.3	1.1	—

	-127.9%	15.9%	8.60%

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred income tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Deferred income tax assets:
Inventory reserve	$1,430	$1,445
Allowance for doubtful accounts	1,594	1,471
Depreciation	1,587	1,516
Intangibles	1,588	1,085
FAS 123(R) expense—non qualified options	572	—
Accrued expenses	676	1,184
Net operating loss carryforward	3,524	6,932
Research credit	3,765	3,765
State tax credit	391	391
Foreign tax credit	146	—
Alternative minimum tax credit	297	109
Other	1,030	924

Gross deferred income tax assets	16,600	18,822
Valuation allowance	(146)	(17,977)

Total deferred income tax assets, net	$16,454	$845

Deferred income tax liabilities:
Goodwill and intangible assets	(1,875)	(845)

Net deferred income tax asset	$14,579	$—

Our deferred income tax assets and liabilities at December 31, 2006 and 2005, are included in the accompanying Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2006	2005
Current deferred income tax assets	$9,327	$—
Deferred income tax assets, non-current	5,252	—

Net deferred income tax assets	$14,579	$—

As of December 31, 2005, the Company had a valuation allowance against its deferred tax assets of $18.0 million due to the uncertainty regarding its ability to generate sufficient future taxable income prior to the expiration of its net operating loss carryforwards. In the second quarter of 2006, the Company reassessed the valuation allowance previously established and determined that it was more likely than not that a substantial portion of the deferred tax assets would be realized in the foreseeable future. This determination was based upon the Company’s projection of taxable income for 2006, 2007 and 2008, as well as the length of time since the Company has incurred losses from continuing operations before taxes. Accordingly, $17.8 million of the valuation allowance was released during 2006, of which $2.9 million was recorded as additional paid-in-capital and $14.9 million was recorded as a benefit to the income tax provision for the year ended December 31, 2006. The Company has a valuation allowance of $.2 million at December 31, 2006 related to the Company’s foreign tax credit carryforward due to the uncertainty regarding its ability to generate future foreign source income.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, the Company had U.S. federal net operating loss carryforwards of approximately $13.0 million and foreign net operating loss carryforwards of $1.0 million. The tax losses and carryforwards (if not utilized against taxable income) expire from 2023 to 2024. Approximately $7.9 million of the U.S. net operating loss carryforwards are attributable to excess tax deductions related to the exercise of stock options and are recorded as a deferred tax asset. In addition, the Company has excess tax benefits, related to current year stock option exercises subsequent to the adoption of FAS 123(R), of $4.9 million that are not recorded as a deferred tax asset as the amounts have not yet resulted in a reduction in current taxes payable. The benefit of these deductions will be recorded to additional paid-in-capital at the time the tax deduction results in a reduction of current taxes payable.

In addition, the Company has certain tax credit carryforwards available to offset future tax liability, including research and development, state, alternative minimum and foreign tax credits. The amounts at December 31, 2006, 2005, and 2004, totaled $3.8 million, $0.3 million and $0.1 million, respectively. The research and development and foreign tax credits expire from 2010 to 2025. The alternative minimum tax credit carries forward indefinitely to offset future U.S. tax liability.

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

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. Using this methodology, we had no beginning balance in the APIC pool.

The Company uses the “with-and-without” or “incremental” approach for ordering tax benefits derived from the share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction.

In accordance with SFAS 109, Accounting for Income Taxes, and SFAS 5, Accounting for Contingencies, we establish reserves for tax contingencies that reflect our best estimate of the deductions and credits that we may be unable to sustain, or that we could be willing to concede as part of a broader tax settlement. At December 31, 2006 and 2005, we had recorded tax contingency reserves of approximately $.08 million and $0.2 million, respectively.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, equipment and certain vehicles under noncancelable operating lease agreements expiring on various dates through 2013. Total rent expense under operating leases was approximately $5.2 million, $3.7 million and $4.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company leases various equipment under capital leases that expire on various dates through December 2010. Aggregate future minimum lease payments under the capital leases, noncancelable operating leases in effect as of December 31, 2006, and noncancelable operating leases which commenced subsequent to December 31, 2006, are as follows (in thousands):

	Capital	Operating
2007	$219	$6,932
2008	186	6,244
2009	178	6,041
2010	137	6,090
2011	—	4,484
Thereafter	—	8,982

Total	$720	$38,773

Less: Amount representing interest	91

Net present value of minimum lease payments	629
Less: Current portion of capital lease	178

Long-term portion of capital lease obligation	$451

The schedule above includes the future minimum lease payments related to facilities that are being subleased. The total minimum rentals to be received in the future under noncancelable subleases as of December 31, 2006, are approximately $1.6 million in years 2007 through 2009, $1.7 million in 2010, and $3.0 million thereafter.

Employment Agreements

As part of the acquisitions of Aloha and MenuLink, the Company has employment agreements with four employees. Under these employment agreements, in the event the Company terminates employment without cause or if the employee terminates employment with good reason, the Company would be obligated to pay the employee severance at a rate equal to his or her base salary at the date of termination for the remaining term of the agreement. The employment agreements expired over various periods through January 2007.

Letters of Credit

As of December 31, 2006 and 2005, the Company had outstanding letters of credit of approximately $0.6 million and $3.3 million, respectively. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The outstanding letters of credit reduce the amount available under the revolving loan provided by the Credit Agreement with Wells Fargo Foothill, Inc. Further explanation of this agreement is presented in Note 7. On January 1, 2006, approximately $2.7 million in letters of credit expired and were not renewed.

Legal Matters

Radiant is and has been involved in legal proceedings arising in the normal course of business. Management is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Purchase Commitments

The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The anticipated payments related to these purchase orders are approximately $0.3 million in 2007.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. SHAREHOLDERS’ EQUITY

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

In May 2001, the Board of Directors of the Company renewed this stock repurchase program whereby the Company was authorized to repurchase up to 1.0 million shares of common stock of the Company through May 2002. During 2001, the Company repurchased and subsequently retired approximately 725,000 shares at prices ranging from $5.27 to $18.67 per share, for total consideration of approximately $6.0 million. During the first quarter of 2002, the Company repurchased and subsequently retired approximately 25,000 shares at prices ranging from $7.71 to $8.00 per share, for total consideration of approximately $196,000.

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

In 2004, the Company repurchased 2.1 million shares at a weighted average price of $8.09 at a cost of approximately $17.3 million. Approximately 2.0 million shares were repurchased in connection with the divesture of the Enterprise segment and were subsequently retired (Note 5). The remaining 141,000 shares were repurchased from the former shareholders of Breeze, who were issued the shares in December 2003 in connection with the additional consideration given for obtaining certain earnings milestones, pursuant to the Breeze acquisition agreement (Note 5). During the fourth quarter of 2004, the Company retired the remaining 141,000 shares that remained in its treasury.

In the first quarter of 2005, the Company repurchased approximately 238,000 shares of common stock at a cost of approximately $1.0 million from the former shareholders of Breeze, who were issued the shares in connection with the specified earnings milestones that were achieved in the fourth quarter of 2004.

In the fourth quarter of 2005, the Board of Directors of the Company authorized a re-commencement of the Company’s stock repurchase program authorizing the repurchase of up to 1.0 million shares at a price not to exceed $20.00 per share through October 2007. During 2006, the Company repurchased, and subsequently retired, approximately 453,000 shares for approximately $5.0 million at an average cost of $10.97 per share.

As of December 31, 2006, the Company has repurchased and subsequently retired approximately 4.1 million shares of its common stock, for total consideration of approximately $35.0 million under these repurchase programs.

Preferred Stock

In January 1997, the Company authorized 5,000,000 shares of preferred stock with no par value. The Company’s Board of Directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. EMPLOYEE BENEFITS

Stock-Based Compensation Plans

Employee Stock Purchase Plan

During 1998, the Company’s Board of Directors adopted, with shareholder approval, the 1998 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, the Company is authorized to issue up to 2,500,000 shares of Radiant’s common stock to its qualified employees, who may purchase shares at 85% of the appropriate market price every six months. The purchase price of the stock is the lower of the market price in effect on the day the offering starts or the day the offering terminates. The ESPP was suspended on December 31, 2005 in an effort to reduce future stock compensation expense. The company reinstated the ESPP program during 2006 on terms that permit employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. Based on these terms, the reinstated ESPP will not result in any future stock compensation expense.

In 2006, 2005 and 2004, the Company issued approximately 3,000 shares, 293,000 shares and 448,000 shares under the ESPP at an average price of $9.32, $6.18, and $3.83 per share, respectively. As of December 31, 2006, there were approximately 999,000 shares available for future issuance under the ESPP.

Directors Stock Option Plan

During 1997, the Company’s Board of Directors adopted, with shareholder approval, the Non-Management Directors’ Stock Option Plan (the “Directors’ Plan”) for non-management directors of the Company, under which the Company may grant options to purchase up to 150,000 shares of Radiant’s common stock to nonemployee directors of the Company. Options are granted at an exercise price, which is not less than fair value as referenced to quoted market prices. Initial grants to new directors are exercisable over three years, while annual grants are exercisable six months after the grant date. Options granted under the Directors’ Plan expire ten years from the date of grant. During 2002, the Directors’ Plan was amended to increase the number of options available for grant to 300,000 shares, as well as to increase the grant to a non-employee director upon initial appointment to 25,000 from 15,000 and the annual grant to 10,000 from 5,000. The Company granted 0, 65,000 and 30,000 options under this plan in 2006, 2005 and 2004, respectively. As of December 31, 2006, the Company has granted approximately 335,000 options under the Directors’ Plan, of which 7,500 have been exercised and 47,500 have been cancelled.

1995 Stock Option Plan

The Company’s 1995 Stock Option Plan (the “1995 Plan”), as amended, was approved by shareholders and authorizes the issuance of up to 13,000,000 incentive and nonqualified stock options to key employees. Options are granted at an exercise price which is not less than fair value as estimated by the Board of Directors and become exercisable as determined by the Board of Directors, generally over a period of four to five years. Options granted under the 1995 Plan expire ten years from the date of grant. At December 31, 2006, there were no more options available to purchase shares of common stock under the 1995 Plan. During the fourth quarter of 2004, the Company made a one-time grant of 1,136,000 options to key employees. The options granted in 2005 and 2004 contain provisions that allow for early vesting if certain stock price targets are met.

2005 Long-Term Incentive Plan

Effective April 25, 2005, the 2005 Long-Term Incentive Plan (“LTIP”) was adopted by the Company’s board of directors. The intent of the LTIP is to replace both the 1995 Plan and the Directors’ Plan and become the only plan for providing stock-based incentive compensation to directors and employees of the Company, other than the ESPP which remains in effect. Options previously granted under the 1995 Plan and the Directors’ Plan will remain exercisable in accordance with the terms of the respective plans. The LTIP provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance units and phantom stock. The LTIP authorizes the issuance of up to 2,500,000 shares of the Company’s common stock and the maximum that may be granted to any one employee in any calendar year is 250,000. No grants may be made under the LTIP subsequent to April 24, 2015. During the year ended December 31, 2006, the company granted 734,000 shares under the LTIP and 9,000 shares have been cancelled.

Employee Savings Plans

The Company has a 401(k) profit-sharing plan (the “401(k) Plan”) available to all employees of the Company who have attained age 21. The 401(k) Plan includes a salary deferral arrangement pursuant to which employees may contribute a minimum of 1% and a maximum of 80% of their salary on a pretax basis, up to $15,000 in 2006. The Company may make both matching and additional contributions at the discretion of the Company’s Board of Directors. The Company made contributions of approximately $0.7 million, $0.4 million and $0.3 during 2006, 2005 and 2004, respectively.

As a result of the Company’s acquisition of Aloha in January 2004, the Company adopted Aloha’s 401(k) profit-sharing plan (“Aloha Plan”), which is available to all employees who have attained age 21. The Aloha Plan includes a salary deferral arrangement pursuant to which employees may contribute a minimum of 1% and a maximum of 50% of their salary on a pretax basis, up to $15,000 in 2006. The Company may make both matching and additional contributions at the discretion of the Company’s Board of Directors. The Company made contributions of approximately $0.3 million and $0.2 million during the years ending December 31, 2006 and 2005, respectively. The total for 2005 includes contributions made by the Company on behalf of MenuLink employees, who participate in the Aloha Plan.

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

The following table sets forth the range of exercise prices, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date for stock options outstanding as of December 31, 2006 (in thousands, except weighted average price and remaining contractual life):

	Options Outstanding		Weighted Average Remaining Contractual Life (Years)	Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
$2.67 - $4.66	1,528	$4.47	4.84	895	$4.50
$4.67 - $6.77	1,425	6.16	5.62	1,228	6.10
$6.80 - $9.33	878	8.56	4.96	751	8.61
$9.35 - $15.27	1,577	12.13	5.30	629	12.36
$15.40 - $45.58	876	20.46	3.45	876	20.46

Total	6,284	$9.58		4,379	$9.98

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2006, under which the equity securities of the Company were authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation Plans
Approved by Shareholders:
1995 Stock Option Plan	5,279	$9.19	—
1997 Non-Management Directors Stock Option Plan	280	$9.86	12
1998 Employee Stock Purchase Plan	—	—	999
2005 Long-Term Incentive Plan	725	$12.30	1,776
Not approved by shareholders:	—	—	—

Total	6,284	$9.58	2,787

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SEGMENT REPORTING DATA

The Company’s reportable segments were identified based on the manner in which management reviews operating results and makes decisions regarding the allocation of the Company’s resources. Each segment focuses on delivering site management systems, including point-of-sale, self-service kiosk, and back-office systems, designed specifically for each of the core vertical markets. The Company’s segments derive revenues from the sale of products including system software and hardware, and services, including client support, maintenance, training, custom software development, hosting and implementation services.

Prior to 2006, the Company operated in three primary segments: (i) Hospitality, (ii) Petroleum and Convenience Retail, and (iii) Entertainment. However, effective January 1, 2006, the Company made the decision to condense its business into two reportable segments: (i) Hospitality (which includes the former Entertainment segment) and (ii) Retail (which is comprised of the former Petroleum and Convenience Retail segment and the recently-acquired Synchronics business). These changes were made in order to increase management’s accountability for revenue growth and operating performance. The Company’s chief operating decision maker makes decisions based on information for these segments. Segment information for the years ended December 31, 2005 and 2004 have been revised to present the data in accordance with the current segments.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. Management evaluates the performance of the segments based on net income or loss before the allocation of certain central costs, an internal measure of contribution margin, which is defined as net income or loss from operations before certain allocated costs. The summary of the Company’s operating segments is as follows (in thousands):

	For the year ended December 31, 2006
	Hospitality	Retail	All Other	Total
Revenues	$141,208	$78,537	$2,565	$222,310
Amortization of intangible assets	5,880	2,283	26	8,190
Product development	12,605	5,546	86	18,237
Net income before allocation of central costs	20,566	12,108	797	33,471
Goodwill	37,751	24,197	—	61,948
Other identifiable assets	49,322	29,625	1,415	80,362

	For the year ended December 31, 2005
	Hospitality	Retail	All Other	Total
Revenues	$111,695	$58,499	$1,848	$172,042
Amortization of intangible assets	5,291	—	26	5,317
Product development	8,346	2,530	—	10,876
Net income (loss) before allocation of central costs	17,319	9,497	(820)	25,997
Goodwill	37,277	6,962	—	44,239
Other identifiable assets	35,526	18,879	1,599	56,004

	For the year ended December 31, 2004
	Hospitality	Retail	All Other	Total
Revenues	$78,186	$54,250	$2,439	$134,874
Amortization of intangible assets	4,861	—	29	4,891
Product development	5,067	3,710	30	8,794
Net income before allocation of central costs	12,313	9,578	373	22,264
Goodwill	27,114	7,813	—	34,927
Other identifiable assets	43,220	17,248	2,470	62,938

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of product development expense allocated to reportable segments to total product development expense for the years ended December 31, 2006, 2005 and 2004, is as follows (in thousands):

	December 31,
	2006	2005	2004
Product development expense for reportable segments	$18,237	$10,876	$8,794
Indirect product development expenses unallocated	3,509	3,530	4,070

Product development expense	$21,746	$14,406	$12,864

The reconciliation of net income before the allocation of central costs from reportable segments to net income for the years ended December 31, 2006, 2005 and 2004, is as follows (in thousands):

	December 31,
	2006	2005	2004
Net income before allocation of central costs	$33,471	$25,997	$22,264
Central corporate expenses unallocated	(26,037)	(20,435)	(20,789)
Release of valuation allowance related to deferred tax assets	10,923	—	—
Income from operations of Enterprise business	—	—	(913)
Gain on disposal of Enterprise business	—	—	3,626

Net income	$18,357	$5,562	$4,188

The reconciliation of other identifiable assets to total assets as of December 31, 2006 and 2005, is as follows (in thousands):

	December 31,
	2006	2005
Other identifiable assets for reportable segments	$80,362	$56,004
Goodwill for reportable segments	61,948	44,239
Central corporate assets unallocated	56,345	42,262

Total assets	$198,655	$142,505

Revenues not associated with the Company’s Hospitality and Retail segments are comprised of revenues from sales to BlueCube (Note 5) and hardware sales outside the Company’s segments.

The Company distributes its technology both within the United States of America and internationally. The Company currently has international offices in Australia, the Czech Republic, the United Kingdom and Singapore. Geographic revenue information is based on the location of the selling entity. Revenues derived from international sources were approximately $38.4 million, $33.1 million and $23.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, the Company had international identifiable assets, including goodwill, of approximately $16.0 million and $12.4 million, respectively, of which approximately $4.2 million and $4.1 million, respectively, are long-lived assets.

The segment reporting data presented above may not reflect actual performance and actual asset balances had each segment been a stand-alone entity. Furthermore, the segment information may not be indicative of future performance.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. RELATED PARTY TRANSACTIONS

As a result of the Synchronics acquisition which occurred in the first quarter of 2006, the Company entered into a 5-year lease agreement with Jeff Goldstein Investment Partnership. Mr. Goldstein was the previous owner of Synchronics and is currently employed by the Company. The lease is for property located in Memphis, Tennessee, which was the headquarters of Synchronics. The lease expires on December 10, 2010 and future minimum lease payments are $0.4 million for 2007 and 2008, and $0.5 million in 2009 and 2010.

On July 21, 2006, RedPrairie Corporation acquired BlueCube Software. As a result of this purchase, all transactions occurring between the Company and BlueCube will no longer be considered related party transactions. For related party transactions and balances that have occurred during 2006, 2005 and 2004 relating to BlueCube, see Note 5.

16. SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables set forth certain unaudited financial data for each of the Company’s last eight calendar quarters. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. Net income per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year. Results for 2005 include the results of MenuLink and E-Needs from the date of acquisition. Results for 2006 include the results of Synchronics from the date of acquisition (in thousands, except per share data):

	Quarter ended
	Mar 31,	June 30,	Sep 30,	Dec 31,
	2006	2006	2006	2006
Total revenues	$49,037	$54,877	$57,553	$60,843

Gross profit	22,219	24,242	24,644	26,754

Net income	683	11,647	2,433	3,594

Net income per share:
Basic	0.02	0.38	0.08	0.12
Diluted	0.02	0.35	0.08	0.11

	Quarter ended
	Mar 31,	June 30,	Sep 30,	Dec 31,
	2005	2005	2005	2005
Total revenues	$37,339	$39,525	$46,836	$48,342

Gross profit	15,450	16,657	17,707	19,936

Net income	1,172	1,229	731	2,430

Basic and diluted net income per share	0.04	0.04	0.02	0.08

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors.

Based on their evaluation as of December 31, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in “Internal Control - Integrated Framework”, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Deloitte & Touche LLP, which audited the financial statements included in this annual report containing the disclosure required by this Item, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included herein.

During the quarter ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Radiant Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Radiant Systems, Inc and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 26, 2007

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item will be included in our proxy statement to be used in connection with the solicitation of proxies for our 2007 annual meeting of shareholders (the “2007 Proxy Statement”) to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be included in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be included in our 2007 Proxy Statement and is incorporated herein by reference. See also “Equity Compensation Plan Information” set forth in Item 5 of this annual report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will be included in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be included in our 2007 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following consolidated financial statements, together with the applicable reports of the independent registered public accounting firm, have been filed as Item 8 in Part II of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the financial statements.

SCHEDULE II

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts for the year ended (in thousands)	Balance at Beginning of Period	Additions Charged to Operations	Deductions	Balance at End of Period
December 31, 2004	$2,664	$986	$26	$3,624
December 31, 2005	3,624	687	904	3,407
December 31, 2006	3,407	656	553	3,510

3. Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (“2/97 S-1”), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (“6/97 S-1”), (iii) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-41291 (“1997 S-8”), (iv) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-62157 (“1998 S-8”), (v) the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (“1998 10-K”), (vi) the Registrant’s Form 8-K filed October 14, 2003 (the “October 14, 2003 8-K”), (vii) the Registrant’s Form 8-K filed December 16, 2003 (the “December 16, 2003 8-K”), (viii) the Registrant’s Form 8-K filed January 23, 2004 (the “January 23, 2004 8-K”), (ix) the Registrant’s Form 8-K filed February 17, 2004 (the “February 17, 2004 8-K”), (x) the Registrant’s Form 8-K filed December 15, 2003 (“December 15, 2003 8-K”), (xi) the Registrant’s Form 8-K filed January 23, 2004 (“January 23, 2004 8-K”), (xii) Registration Statement on Form S-8, Registration No. 333-71892 (“2001 S-8”), (xiii) Exhibit 12(d)(5)(i) of the Schedule to Tender Offer Statement filed by the Registrant on December 2, 2004 (“2004 Schedule TO”), (xiv) the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “March 2005 10-Q”), (xv) the Registrant’s Form 8-K filed January 9, 2006 (the “January 9, 2006 8-K”), (xvi) Appendix A of the Registrant’s Definitive Proxy Statement filed July 19, 2005 (the “2005 Proxy”), (xvii) the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”) and (xviii) the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “June 2006 10-Q”).

Exhibit Number	Description of Exhibit
*2.1	Asset Purchase Agreement, dated December 15, 2003, by and among Radiant Systems, Inc., Aloha Technologies, Ltd. et al. (December 16, 2003 8-K)

*2.1.1	Amendment No. 1 to Asset Purchase Agreement, dated January 13, 2004 (January 23, 2004 8-K)

*2.2	Asset Purchase Agreement, dated December 12, 2005, by and among Radiant Systems, Inc., Synchronics, Inc. and Jeff Goldstein (January 9, 2006 8-K)

*2.2.1	Amendment No. 1 to Asset Purchase Agreement, dated January 3, 2006 (June 2006 10-Q)

*3.1	Amended and Restated Articles of Incorporation (2/97 S-1)

*3.2	Amended and Restated Bylaws (2/97 S-1)

*4.1	Specimen Certificate of Common Stock (2/97 S-1)

*4.2	Credit Agreement dated March 31, 2005, between Radiant Systems, Inc. and Wells Fargo Foothill, Inc. (March 2005 10-Q)

*4.2.1	Fifth Amendment to Credit Agreement, dated January 3, 2006, between Radiant Systems, Inc., and Wells Fargo Foothill, Inc. (January 9, 2006 8-K)

*10.1	Form of License, Support and Equipment Purchase Agreement (2/97 S-1)

*10.2	Amended and Restated 1995 Stock Option Plan (2/97 S-1)

*10.2.1	Amendment No. 1 to Amended and Restated 1995 Stock Option Plan (1997 S-8)

*10.2.2	Amendment No. 2 to Amended and Restated 1995 Stock Option Plan (1998 S-8)

*10.2.3	Amendment No. 3 to Amended and Restated 1995 Stock Option Plan (2001 S-8)

*10.2.4	Form of Option Agreement under 1995 Stock Option Plan (2004 Schedule To)

*10.3	Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.3.1	First Amendment to Lease Agreement dated April 3, 1998, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.3.2	Second Amendment to Lease Agreement dated September 1998, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.4	Lease Agreement dated November 11, 1997 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road) (1998 10-K)

Exhibit Number	Description of Exhibit
*10.4.1	First Amendment to Lease Agreement dated August 14, 1998 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road) (1998 10-K)

*10.5	2005 Long-Term Incentive Plan (2005 Proxy)

*10.6	Office Lease Agreement, dated September 16, 2005, by and between Radiant Systems, Inc. and Centreport Trinity, Ltd.

*10.7	Radiant Lease Agreement for 1727 Kirby Parkway, dated January 3, 2006, by and between Radiant Systems, Inc. and Jeff Goldstein Investment Partnership

*10.8	Non-Management Directors’ Stock Option Plan (6/97 S-1)

*10.9	Asset Purchase Agreement, dated December 15, 2003, by and among Radiant Systems, Inc., Aloha Technologies, Ltd. et al. (December 15, 2003 8-K)

*10.9.1	Amendment No. 1 to Asset Purchase Agreement, dated January 13, 2004 (January 23, 2004 8-K)

*10.9.2	Registration Rights Agreement, dated January 13, 2004 (January 23, 2004 8-K)

*10.10	Reseller and Services Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.11	Noncompetition Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Erez Goren (February 17, 2004 8-K)

*10.12	Right of First Refusal and Purchase Option Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.13	Sublease and Facilities Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.14	Employment Arrangements with Mark E. Haidet and Andrew S. Heyman (2005 10-K) (Management compensation plan or arrangement)

*10.15	Employment Arrangements with John H. Heyman and Alon Goren (March 2006 10-Q) (Management compensation plan or arrangement)

*10.16	Director Compensation Arrangements (June 2006 10-Q) (Management compensation plan or arrangement)

10.17	2006 Short-Term Incentive Plan of John H. Heyman (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof.)

10.18	2006 Short Term Incentive Plan of Alon Goren (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof.)

10.19	2006 Short Term Incentive Plan of Mark E. Haidet (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof.)

10.20	2006 Short Term Incentive Plan of Andrew S. Heyman (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof.)

21.1	Subsidiaries of the Registrant

Exhibit Number	Description of Exhibit
23.1	Consent of Deloitte & Touche LLP

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Alpharetta, State of Georgia on February 26, 2007.

RADIANT SYSTEMS, INC.

By:	/s/ JOHN H. HEYMAN
John H. Heyman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALON GOREN	Chairman of the Board and	February 26, 2007
Alon Goren	Chief Technology Officer

/s/ JOHN H. HEYMAN	Chief Executive Officer and Director	February 26, 2007
John H. Heyman	(principal executive officer)

/s/ MARK E. HAIDET	Chief Financial Officer	February 26, 2007
Mark E. Haidet	(principal financial officer)

/s/ ROBERT R. ELLIS	Corporate Controller	February 26, 2007
Robert R. Ellis	(principal accounting officer)

/s/ MICHAEL Z. KAY	Director	February 26, 2007
Michael Z. Kay

/s/ JAMES S. BALLOUN	Director	February 26, 2007
James S. Balloun

/s/ J. ALEXANDER M. DOUGLAS, JR.	Director	February 26, 2007
J. Alexander M. Douglas, Jr.

/s/ WILLIAM A. CLEMENT, JR.	Director	February 26, 2007
William A. Clement, Jr.