Form 10-K/A
period 2006-12-31
RADIANT SYSTEMS INC
filed 2007-05-04
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2006 (“Original Filing”), initially filed with the Securities and Exchange Commission (“SEC”) on February 27, 2007, is being filed to correct a typographical error in exhibit 23.1.

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

Exhibit Number	Description of Exhibit
* 2.1	Asset Purchase Agreement, dated December 15, 2003, by and among Radiant Systems, Inc., Aloha Technologies, Ltd. et al. (December 16, 2003 8-K)

* 2.1.1	Amendment No. 1 to Asset Purchase Agreement, dated January 13, 2004 (January 23, 2004 8-K)

* 2.2	Asset Purchase Agreement, dated December 12, 2005, by and among Radiant Systems, Inc., Synchronics, Inc. and Jeff Goldstein (January 9, 2006 8-K)

* 2.2.1	Amendment No. 1 to Asset Purchase Agreement, dated January 3, 2006 (June 2006 10-Q)

* 3.1	Amended and Restated Articles of Incorporation (2/97 S-1)

* 3.2	Amended and Restated Bylaws (2/97 S-1)

* 4.1	Specimen Certificate of Common Stock (2/97 S-1)

Exhibit Number	Description of Exhibit
* 4.2	Credit Agreement dated March 31, 2005, between Radiant Systems, Inc. and Wells Fargo Foothill, Inc. (March 2005 10-Q)

* 4.2.1	Fifth Amendment to Credit Agreement, dated January 3, 2006, between Radiant Systems, Inc., and Wells Fargo Foothill, Inc. (January 9, 2006 8-K)

*10.1	Form of License, Support and Equipment Purchase Agreement (2/97 S-1)

*10.2	Amended and Restated 1995 Stock Option Plan (2/97 S-1)

*10.2.1	Amendment No. 1 to Amended and Restated 1995 Stock Option Plan (1997 S-8)

*10.2.2	Amendment No. 2 to Amended and Restated 1995 Stock Option Plan (1998 S-8)

*10.2.3	Amendment No. 3 to Amended and Restated 1995 Stock Option Plan (2001 S-8)

*10.2.4	Form of Option Agreement under 1995 Stock Option Plan (2004 Schedule To)

*10.3	Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.3.1	First Amendment to Lease Agreement dated April 3, 1998, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.3.2	Second Amendment to Lease Agreement dated September 1998, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.4	Lease Agreement dated November 11, 1997 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road) (1998 10-K)

*10.4.1	First Amendment to Lease Agreement dated August 14, 1998 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road) (1998 10-K)

*10.5	2005 Long-Term Incentive Plan (2005 Proxy)

*10.6	Office Lease Agreement, dated September 16, 2005, by and between Radiant Systems, Inc. and Centreport Trinity, Ltd.

*10.7	Radiant Lease Agreement for 1727 Kirby Parkway, dated January 3, 2006, by and between Radiant Systems, Inc. and Jeff Goldstein Investment Partnership

*10.8	Non-Management Directors’ Stock Option Plan (6/97 S-1)

*10.9	Asset Purchase Agreement, dated December 15, 2003, by and among Radiant Systems, Inc., Aloha Technologies, Ltd. et al. (December 15, 2003 8-K)

*10.9.1	Amendment No. 1 to Asset Purchase Agreement, dated January 13, 2004 (January 23, 2004 8-K)

*10.9.2	Registration Rights Agreement, dated January 13, 2004 (January 23, 2004 8-K)

*10.10	Reseller and Services Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.11	Noncompetition Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Erez Goren (February 17, 2004 8-K)

*10.12	Right of First Refusal and Purchase Option Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.13	Sublease and Facilities Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.14	Employment Arrangements with Mark E. Haidet and Andrew S. Heyman (2005 10-K) (Management compensation plan or arrangement)

*10.15	Employment Arrangements with John H. Heyman and Alon Goren (March 2006 10-Q) (Management compensation plan or arrangement)

*10.16	Director Compensation Arrangements (June 2006 10-Q) (Management compensation plan or arrangement)

10.17	2006 Short-Term Incentive Plan of John H. Heyman (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof.)

10.18	2006 Short Term Incentive Plan of Alon Goren (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof.)

10.19	2006 Short Term Incentive Plan of Mark E. Haidet (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof.)

10.20	2006 Short Term Incentive Plan of Andrew S. Heyman (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof.)

21.1	Subsidiaries of the Registrant

Exhibit Number	Description of Exhibit
23.1	Consent of Deloitte & Touche LLP

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Alpharetta, State of Georgia on May 4, 2007.

RADIANT SYSTEMS, INC.

By:	/s/ MARK E. HAIDET
Mark E. Haidet
Chief Financial Officer