Form 10-Q
period 2007-03-31
RADIANT SYSTEMS INC
filed 2007-05-04
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act)

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐    No  ☒

As of April 30, 2007, there were 31,104,195 shares of the registrant’s no par value common stock outstanding.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information contained in this report is furnished by the Registrant, Radiant Systems, Inc. (“Radiant” or the “Company”). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. The financial information presented herein should be read in conjunction with the financial statements included in the Registrant’s Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$13,340	$15,720
Accounts receivable, net of allowance for doubtful accounts of $3,192 and $3,510, respectively	37,954	34,104
Receivable due from BlueCube	—	1,099
Inventories, net	27,173	26,484
Deferred tax assets	8,550	9,327
Other current assets	1,860	1,310

Total current assets	88,877	88,044
Property and equipment, net	14,422	14,726
Software development costs, net	5,797	5,019
Deferred tax assets, non-current	5,603	5,252
Goodwill	62,045	61,948
Intangible assets, net	22,237	23,447
Other long-term assets	193	219

Total assets	$199,174	$198,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt facility	$6,489	$6,489
Current portion of long-term debt	7,280	7,261
Accounts payable	15,251	12,939
Accrued liabilities	11,886	17,491
Accrued contractual obligations and payables due to BlueCube	—	3,665
Client deposits and unearned revenues	14,340	10,365
Current portion of capital lease payments	248	178

Total current liabilities	55,494	58,388
Client deposits and unearned revenues, net of current portion	141	188
Capital lease payments, net of current portion	636	451
Long-term debt, net of current portion	18,622	20,444
Other long-term liabilities	4,690	3,213

Total liabilities	79,583	82,684

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 31,077,668 and 30,923,800 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	139,480	137,151
Accumulated deficit	(20,517)	(21,667)
Accumulated other comprehensive income	628	487

Total shareholders’ equity	119,591	115,971

Total liabilities and shareholders’ equity	$199,174	$198,655

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2007	2006
Revenues:
System sales	$32,015	$26,439
Client support, maintenance and other services	25,424	22,598

Total revenues	57,439	49,037
Cost of revenues:
System sales	16,881	14,052
Client support, maintenance and other services	15,605	12,766

Total cost of revenues	32,486	26,818

Gross profit	24,953	22,219

Operating expenses:
Product development	5,578	5,627
Sales and marketing	6,796	6,230
Depreciation of fixed assets	1,021	741
Amortization of intangible assets	1,210	2,047
General and administrative	6,465	5,995
Restructuring charges	(300)	—

Total operating expenses	20,770	20,640

Income from operations	4,183	1,579
Interest income	—	2
Interest expense	(724)	(661)
Other (expense) income, net	(51)	42

Income from operations before income tax provision	3,408	962
Income tax provision	(1,371)	(279)

Net income	$2,037	$683

Net income per share:
Basic income per share	$0.07	$0.02

Diluted income per share	$0.06	$0.02

Weighted average shares outstanding:
Basic	30,980	30,838

Diluted	32,612	32,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2007

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
BALANCE, December 31, 2006	30,924	$—	$137,151	$(21,667)	$487	$115,971

Components of Comprehensive income:
Net income	—	—	—	2,037	—	2,037
Foreign currency translation adjustment	—	—	—	—	141	141

Total comprehensive income	—	—	—	2,037	141	2,178
Exercise of employee stock options	154	—	964	—	—	964
Tax benefits related to stock options	—	—	510	—	—	510
Stock-based compensation	—	—	855	—	—	855
Cumulative effect adjustment due to adoption of FIN 48	—	—	—	(887)	—	(887)

BALANCE, March 31, 2007	31,078	$—	$139,480	$(20,517)	$628	$119,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,037	$683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,396	2,989
Stock-based compensation expense	830	776
Lease restructuring reserve (see Note 7)	(300)	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(2,719)	(4,656)
Inventories	(681)	(2,020)
Other assets	(845)	(67)
Accounts payable	(692)	2,756
Accrued liabilities	(5,967)	(2,677)
Payables due to BlueCube (see Note 9)	—	401
Client deposits and deferred revenue	3,975	3,212
Other liabilities	1,294	(50)

Net cash (used in) provided by operating activities	(672)	1,347
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(457)	(2,030)
Capitalized software development costs	(853)	(412)
Acquisition of Synchronics, net of cash acquired	—	(19,474)

Net cash used in investing activities	(1,310)	(21,916)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	964	2,097
Tax benefits from stock options	510	—
Principal payments on capital lease obligations	(69)	(9)
Proceeds under long-term debt facility	—	16,000
Principal payments on notes payable to shareholders	(323)	(316)
Principal payments on long-term debt facility	(1,480)	(982)

Net cash (used in) provided by financing activities	(398)	16,790

Decrease in cash and cash equivalents	(2,380)	(3,779)
Cash and cash equivalents at beginning of period	15,720	17,641

Cash and cash equivalents at end of period	$13,340	$13,862

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash transactions related to acquisitions and divestitures (see Note 3):
Issuance of common stock—Synchronics	$—	$7,292

Adjustment related to change in contingent liabilities of MenuLink	$—	$160

Cash paid for interest	$765	$578

Cash paid for income taxes	$135	$206

Assets acquired under capital leases	$325	$—

Purchases of property and equipment	$26	$65

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Radiant Systems, Inc. (“Radiant” or the “Company”), included herein, have been prepared on a basis consistent with the December 31, 2006 audited consolidated financial statements, except for the adoption as of January 1, 2007 of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Radiant’s Form 10-K for the year ended December 31, 2006. Radiant’s results of operations for the three months ended March 31, 2007 are not necessarily indicative of future operating results.

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

The following is a reconciliation of the denominators used in the basic and diluted net income per share computations (in thousands):

	Three Months Ended March 31,
	2007	2006
Weighted average shares outstanding used to compute basic net income per share	30,980	30,838
Effect of dilutive stock options	1,632	2,135

Weighted average shares outstanding and dilutive stock options used to compute diluted net income per share	32,612	32,973

For the three months ended March 31, 2007 and 2006, options to purchase approximately 2.4 million and 1.4 million shares of common stock were excluded from the above reconciliation, as the options were antidilutive for the periods then ended.

Comprehensive Income

The Company’s comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the three months ended March 31, 2007 and 2006 was approximately $2.2 million and $0.5 million, respectively.

Accounting Pronouncements

In February 2007, the FASB released Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. Under SFAS 159 companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The company is currently assessing the potential impact, if any, of this statement on its financial statements.

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

2. STOCK-BASED COMPENSATION

Radiant has adopted stock plans that provide for the grant of incentive and non-qualified stock options to directors, officers, and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. In addition, Radiant provides employees stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). The ESPP was suspended on December 31, 2005 in an effort to reduce future stock compensation expense. The Company reinstated the ESPP program during the third quarter of 2006 on terms that permit employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. Based on these terms, the reinstated ESPP will not result in any future stock compensation expense. The Company has authorized approximately 16.2 million shares for awards of options, of which approximately 1.1 million shares are available for future grants as of March 31, 2007.

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

Equity-based compensation expense recognized under SFAS 123(R) in the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 was approximately $0.8 million. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Equity based compensation expense reduced basic earnings per share by $0.03 for the three months ended March 31, 2007 and 2006 and reduced diluted earnings per share by $0.03 and $0.02, respectively, for the three months ended March 31, 2007 and 2006

The non-cash stock-based compensation expense was included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cost of revenues - systems	$43	$94
Cost of revenues - client support, maintenance and other services	71	53
Product development	123	166
Sales and marketing	220	155
General and administrative	373	308

Non-cash stock based compensation expense	$830	$776

For the three-month periods ended March 31, 2007 and 2006, the total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation, recorded in accordance with SFAS No. 123(R), was approximately $0.2 million and $0, respectively. The Company capitalized approximately $25,000 and $0 in compensation cost related to product development for the three month periods ended March 31, 2007 and 2006, respectively.

Stock Options

The exercise price of each stock option equals the market price of Radiant’s stock on the date of grant. Most options are scheduled to vest equally over a three or four-year period or when certain stock performance requirements are met. These stock performance requirements include a provision that allows for early vesting if certain stock price targets are met. The Company recognizes stock-based compensation expense using the graded vesting attribution method. Outstanding options expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model for the three-month periods ended March 31, 2007 and 2006 are outlined in the following table:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Expected volatility	49%	55%
Expected life (in years)	4	4
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.51%	4.87%

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

A summary of the changes in stock options outstanding under Radiant’s equity-based compensation plans during the three months ended March 31, 2007 is presented below:

(in thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	6,284	$9.58	4.95
Granted	644	$12.23
Exercised	(154)	$6.25
Forfeited or cancelled	(52)	$8.52
Outstanding at March 31, 2007	6,722	$9.92	4.77	$27,697
Vested or expected to vest at March 31, 2007	6,442	$9.92		$26,798
Exercisable at March 31, 2007	4,291	$10.09	4.49	$19,354

The weighted average grant-date fair value of options granted during the three month periods ended March 31, 2007 and 2006 were $5.70 and $5.37, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the three month periods ended March 31, 2007 and 2006, was approximately $0.9 million and $3.2 million, respectively. The total fair value of options that vested during the three month periods ended March 31, 2007 and 2006 was approximately $0.1 million and $0.2 million, respectively. At March 31, 2007, Radiant had approximately 2.4 million unvested options outstanding with a weighted-average grant-date fair value of $2.99. Of the 2.4 million options that were unvested at March 31, 2007, there were 0.4 million options that had a vesting period based on stock performance requirements. The unvested options have a total unrecognized compensation expense of approximately $6.5 million, net of estimated forfeitures, which will be recognized over the weighted average period of 1.62 years. Cash received from stock option exercises was approximately $1.0 million and $2.1 million during the three month periods ending March 31, 2007 and 2006, respectively.

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

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

In accordance with SFAS No. 142, the Company evaluates the carrying value of goodwill as of January 1 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s annual evaluations of the carrying value of goodwill, completed on January 1, 2007 and 2006 in accordance with SFAS No. 142, resulted in no impairment losses.

Changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows (in thousands):

	Hospitality	Retail	Total
BALANCE, December 31, 2006	$37,751	$24,197	$61,948
Currency translation adjustment related to Breeze acquisition	—	97	97

BALANCE, March 31, 2007	$37,751	$24,294	$62,045

Intangible Assets

A summary of the Company’s intangible assets as of March 31, 2007 and December 31, 2006 is as follows (in thousands):

	Weighted Average Amortization Lives	March 31, 2007		December 31, 2006
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core and developed technology – Hospitality	3.5 years	$12,700	$(11,503)	$12,700	$(11,221)
Reseller network – Hospitality	15 years	9,200	(1,968)	9,200	(1,814)
Direct sales channel – Hospitality	10 years	3,600	(1,155)	3,600	(1,065)
Covenants not to compete – Hospitality	4 years	1,750	(1,504)	1,750	(1,471)
Trademarks and tradenames – Hospitality	Indefinite	1,300	—	1,300	—
Trademarks and tradenames – Hospitality	5 years	300	(89)	300	(74)
Customer list and contracts – Hospitality	6 years	1,650	(445)	1,650	(383)
Core and developed technology – Retail	4 years	3,800	(1,188)	3,800	(950)
Reseller network – Retail	6 years	5,200	(1,083)	5,200	(867)
Subscription sales – Retail	4 years	1,400	(438)	1,400	(350)
Trademarks and tradenames – Retail	6 years	700	(146)	700	(117)
Other		492	(336)	492	(333)

Total intangible assets		$42,092	$(19,855)	$42,092	$(18,645)

Approximate amortization expense, assuming no future acquisitions, dispositions or impairments of intangible assets, for the following 12-month periods subsequent to March 31, 2007 are listed below (in thousands):

12-month period ended March 31,
2008	$4,120
2009	4,114
2010	3,508
2011	2,236
2012	1,936
Thereafter	5,023

$20,937

5. INVENTORY

Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventory as of March 31, 2007 and December 31, 2006 is as follows (in thousands):

	March 31, 2007	December 31, 2006
Raw materials, net	$16,642	$16,338
Work in process	194	533
Finished goods, net	10,337	9,613

	$27,173	$26,484

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

The Credit Agreement contains certain customary representations and warranties from Radiant. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of Radiant’s assets; and limitations on transactions with related parties. In addition, the Credit Agreement contains various financial covenants, including: minimum EBITDA levels; minimum tangible Net Worth; and maximum capital expenditures. As of March 31, 2007, the Company was in compliance with all financial covenants. The Credit Agreement also contains customary events of default, including: nonpayment of principal, interest, fees or charges when due; breach of covenants; material inaccuracy of representations and warranties when made; and insolvency. If any events of default occur and are not cured within the applicable grace periods or waived, the administrative agent shall, at the election of the required lenders, terminate the commitments and declare the loans then outstanding to be due and payable in whole or in part, together with accrued interest and any unpaid accrued fees and all other liabilities of Radiant thereunder. The Credit Agreement is secured by the assets of the Company. As of March 31, 2007, the Company had approximately $0.6 million in letters of credit against its available borrowing base of approximately $12.1 million, and $6.5 million was outstanding against the revolving loan facility, which is included in current liabilities.

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

The following is a summary of long-term debt and the related balances as of March 31, 2007 and December 31, 2006 (in thousands):

Description of Debt	March 31, 2007	December 31, 2006
Promissory note (as amended) with Aloha shareholders bearing interest based on the prime rate plus one percent (9.25% as of March 31, 2007) with interest being paid monthly and principal being paid over the course of three fiscal quarters beginning in the third quarter of 2008	$964	$964
Term loan (as amended) with a bank bearing interest based on the prime rate (8.25 % as of March 31, 2007) with principal being paid at $492 per month plus accrued interest (all unpaid principal and accrued interest is due upon termination or expiration of the Credit Agreement)	22,617	24,092
Promissory notes with MenuLink shareholders bearing interest based on the prime rate (8.25% as of March 31, 2007) and being paid in thirty-six equal installments of principal and interest through the fourth quarter of 2008	2,321	2,649

Total	$25,902	$27,705

Approximate maturities of notes payable for the following 12-month periods subsequent to March 31, 2007 are listed below (in thousands):

12-month period ended March 31,
2008	$7,280
2009	7,805
2010	10,817

$25,902

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

The abandonment of the Bedford facility resulted in a restructuring charge of approximately $1.4 million in the second quarter of 2006, which consisted of the fair value of the remaining lease liability and ongoing maintenance costs. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.1 million in restructuring charges as the initial assumption regarding ongoing maintenance costs had changed. As of March 31, 2007, approximately $0.5 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the end of the third quarter of 2007 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2006	$710	$—	$710

Restructuring charges	(48)	—	(48)
Expenses charged against restructuring reserve	(212)	—	(212)

Balance, March 31, 2007	$450	$—	$450

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

This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.2 million in restructuring charges as the initial assumption regarding the ability to sublease the facility had changed. As of March 31, 2007, approximately $0.6 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the fourth quarter of 2010 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2006	$414	$488	$902

Restructuring charges	(211)	(41)	(252)
Expenses charged against restructuring reserve	—	(77)	(77)

Balance, March 31, 2007	$203	$370	$573

8. SEGMENT REPORTING

The Company currently operates in two primary segments: (i) Hospitality and (ii) Retail. The reportable segments were identified based on the manner in which management reviews operating results and makes decisions regarding the allocation of the Company’s resources. Each segment focuses on delivering site management systems, including point-of-sale, self-service kiosk, and back-office systems, designed specifically for each of the core vertical markets. The Company’s segments derive revenues from the sale of (i) products including system software and hardware, and (ii) services, including client support, maintenance, training, custom software development, hosting and implementation services.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. Management evaluates the performance of the segments based on net income or loss before the allocation of certain central costs.

A summary of the key measures for the Company’s operating segments is as follows (in thousands):

	For the three months ended March 31, 2007
	Hospitality	Retail	Other	Total
Revenues	$39,147	$17,786	$506	$57,439
Amortization of intangible assets	637	571	2	1,210
Product development	3,420	1,018	—	4,438
Net income before allocation of central costs	7,216	3,462	273	10,951
Goodwill	37,751	24,294	—	62,045
Other identifiable assets	49,859	28,772	2,537	81,168

	For the three months ended March 31, 2006
	Hospitality	Retail	Other	Total
Revenues	$32,138	$16,406	$493	$49,037
Amortization of intangible assets	1,470	571	6	2,047
Product development	3,145	1,509	—	4,654
Net income (loss) before allocation of central costs	4,170	2,461	(253)	6,378
Goodwill	37,437	23,865	—	61,302
Other identifiable assets	45,727	27,903	528	74,158

The reconciliation of product development expense from reportable segments to total product development expense for the three month periods ended March 31, 2007 and 2006 is as follows (in thousands):

	For the three months ended March 31
	2007	2006
Product development expense for reportable segments	$4,438	$4,654
Indirect product development expense unallocated	1,140	973

Product development expense	$5,578	$5,627

The reconciliation of net income from reportable segments to total net income for the three month periods ended March 31, 2007 and 2006 is as follows (in thousands):

	For the three months ended March 31
	2007	2006
Net income before allocation of central costs	$10,951	$6,378
Central corporate expenses unallocated	(8,914)	(5,695)

Net income	$2,037	$683

The reconciliation of other identifiable assets to total assets as of March 31, 2007 and 2006 is as follows (in thousands):

	Balance at
	March 31, 2007	March 31, 2006
Other identifiable assets for reportable segments	$81,168	$74,158
Goodwill for reportable segments	62,045	61,302
Central corporate assets unallocated	55,961	38,592

Total assets	$199,174	$174,052

Revenues not associated with the Company’s Hospitality and Retail segments are comprised of revenues from hardware sales outside the Company’s segments.

The Company distributes its technology both within the United States of America and internationally. The Company currently has international offices in Australia, the Czech Republic, the United Kingdom and Singapore. Revenues derived from international sources were approximately $6.7 million and $6.2 million for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007 and 2006, the Company had international identifiable assets, including goodwill, of approximately $14.4 million and $12.8 million, respectively, of which approximately $4.3 million and $4.1 million, respectively, are considered long-lived assets.

The segment reporting data presented above may not reflect actual performance and actual asset balances had each segment been a stand-alone entity. Furthermore, the segment information may not be indicative of future performance.

9. COMMITMENTS AND CONTINGENCIES FROM DIVESTITURE OF ENTERPRISE SOFTWARE SYSTEMS BUSINESS

On July 21, 2006, RedPrarie Corporation acquired BlueCube Software, formerly owned by Erez Goren, the brother of Alon Goren, our Chairman and Chief Technology Officer. As a result of this purchase, all transactions occurring between the Company and BlueCube will no longer be considered related party transactions.

10. RELATED PARTY TRANSACTIONS

As a result of the Synchronics acquisition which occurred in the first quarter of 2006, the Company entered into a 5-year lease agreement for property located in Memphis, Tennessee, which was the headquarters of Synchronics with Jeff Goldstein Investment Partnership. Mr. Goldstein was the previous owner of Synchronics and was employed by the company as of March 31, 2007. On April 30, 2007, the Company terminated Mr. Goldstein’s employment. This termination of employment was on a mutual basis. As a result, all future transactions occurring between the Company and Mr. Goldstein will no longer be considered related party transactions.

11. INCOME TAX

Radiant adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. As a result of the implementation the Company recognized a $1.6 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of accumulated deficit on the Balance Sheet. Including the cumulative effect increase, at the beginning of 2007, Radiant had approximately $2.4 million of total gross unrecognized tax benefits. Of this total, $1.7M (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

Radiant and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. For U.S. federal and most state jurisdictions, tax years after 1996 are open for examination primarily due to net operating losses and other tax attribute carryforwards. For Australia, Czech Republic and the UK, tax years after 2000, 2002 and 2004, respectively, are open for examination. The Company is not currently under examination by any taxing jurisdiction.

Radiant’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued $0.1 million in penalties associated with uncertain tax positions for the period ended January 1, 2007. Interest expense associated with uncertain tax positions as of January 1, 2007 was insignificant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of Radiant’s business and results of operations. This MD&A should be read in conjunction with the MD&A included in our Form 10-K for the year ended December 31, 2006 as well as Radiant’s Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. MD&A consists of the following sections:

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

We operate in two primary segments: (i) Hospitality, and (ii) Retail. Each segment focuses on delivering site management systems, including point-of-sale, self-service kiosk and back-office systems, designed specifically for each of the core vertical markets.

Acquisition of Synchronics, Inc.

On January 3, 2006, we acquired substantially all of the assets of Synchronics, Inc. (“Synchronics”), a supplier of business management and point-of-sale software for the specialty retail industry. Total consideration was approximately $26.8 million and consisted of approximately $19.5 million in cash (subject to a post-closing adjustment) and 605,135 shares of restricted common stock with a value of $12.05 per share in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” The cash portion of the purchase price was paid on the date of closing. The operations of the Synchronics business have been included in our condensed consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Retail segment.

To the extent that we believe acquisitions or joint ventures can position the Company to better to serve its current segments, we will continue to pursue such opportunities in the future.

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006 and December 31, 2006

System sales – The Company derives the majority of its revenues from sales and licensing fees for its point-of-sale hardware, software and site management software solutions. System sales during the first quarter of 2007 were approximately $32.0 million. This is an increase of $5.6 million, or 21%, from the same period in 2006, and a decrease of $5.1 million, or 14%, from the fourth quarter of 2006.

The year over year quarterly increase is primarily due to the continued growth and the integration of the acquisitions that took place in late 2005 and early 2006 of MenuLink and Synchronics, the continued expansion within the Hospitality segment, both through our direct sales force and through the reseller channel, and the continued success of selling the Company’s hardware products into its hospitality markets. The decrease from the fourth quarter of 2006 was primarily due to the cyclical nature of capital expenditures throughout the retail marketplace.

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

Revenues from client support, maintenance and other services during the first quarter of 2007 were approximately $25.4 million. This is an increase of 13% from the same period in 2006 and an increase of 7% from the fourth quarter of 2006. These increases are primarily due to the additional revenues generated in both software and hardware support and maintenance resulting from increased software and hardware sales in 2006 and the first quarter of 2007, the increase in revenues generated from the Company’s Hospitality subscription products due to continued marketing efforts around this product line, and the additional revenues generated through the growth of custom development and consulting projects.

System sales gross profit – Cost of system sales consists primarily of hardware and peripherals for site-based systems, amortization of costs for internally developed software and labor. All costs, other than amortization, are expensed as products are shipped, while software amortization is expensed at the greater of straight line amortization or proportion to sales volume.

System sales gross profit in the first quarter of 2007 increased by $2.7 million, or 22% as compared to the same period in 2006, while the gross profit percentage remained constant at 47%. Systems sales gross profit for the first quarter of 2007 decreased by approximately $3.0 million, or 16%, compared to the fourth quarter of 2006, while the gross profit percentage decreased by 2 points. This decrease was primarily due to a lower volume of hardware sales during the first quarter of 2007 as compared to the fourth quarter of 2006. The cyclical nature of this decline in revenues has resulted in a decrease in our hardware margins due to an increase in our fixed overhead rate.

Client support, maintenance and other services gross profit – Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations.

The gross profit on service sales was $9.8 million in both the first quarter of 2007 and 2006, while the gross profit percentage decreased by 5 points to 39%. The gross profit percentage on service sales increased in the first quarter of 2007 over the fourth quarter of 2006 by 2%.

The decrease in the gross profit percentage on service sales from 2006 to 2007 is primarily due to normal fluctuations between product development projects and maintenance projects that occur throughout the year. The increase in the margin percentage from the fourth quarter of 2006 is a result of continued focus on improving margins within our consulting, custom development and maintenance businesses.

Segment revenues – During the first quarter of 2007, total revenues in the Hospitality business segment increased by approximately $7.0 million, or 22%, compared to the same period in 2006, and increased by approximately $2.2 million, or 6%, compared to the fourth quarter of 2006. These increases are primarily due to the successful integration of MenuLink into our business model, the continued volume growth within the reseller channel, and improved demand throughout the industry.

During the first quarter of 2007, total revenues in the Retail business segment increased by approximately $1.4 million, or 8%, compared to the same period in 2006, and decreased by approximately $5.2 million, or 23%, compared to the fourth quarter of 2006. The majority of the increase from the first quarter of 2006 is a result of the successful integration of Synchronics into our business model. The decrease from the fourth quarter of 2006 is primarily due to the cyclical nature of capital expenditures throughout the Retail industry.

Segment net income before allocation of central costs – The Company measures segment profit based on net income before the allocation of certain central costs. During the first quarter of 2007, total net income before allocation of central costs in the Hospitality business segment increased by approximately $3.0 million, or 73%, as compared to the same period in 2006. These increases were primarily due to additional revenues resulting from the successful integration of MenuLink into our business model, the continued growth within the reseller channel, and improved demand throughout the industry.

During the first quarter of 2007, total net income before allocation of central costs in the Retail business segment increased by approximately $1.0 million, or 41%, as compared to the same period in 2006. These increases are primarily due to the successful integration of Synchronics into our business model and improved demand throughout the retail industry, specifically in the petroleum and convenience store market.

Total operating expenses – The Company’s total operating expenses increased by approximately $0.5 million, or 2%, during the first quarter of 2007 as compared to the same period in 2006, and decreased by approximately $1.1 million, or 5%, from the fourth quarter of 2006 due to the following:

•

Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues which are included in costs of client support, maintenance and other services. Product development expenses of $5.6 million during the first quarter of 2007 were consistent with the same period in 2006. However, we increased the amount of costs related to the capitalizable software development projects from approximately $0.4 million during the first quarter of 2006 to $0.9 million during the first quarter of 2007. Product development expense during the first quarter of 2007 increased by $0.3 million compared to the fourth quarter of 2006. This increase is due to the decrease in capitalizable projects from $1.2 million during the fourth quarter of 2006. Product development expenses as a percentage of revenues were 10% for the first quarter of 2007 compared to 11% for the same period in 2006, and 9% for the fourth quarter of 2006.

•

Sales and marketing expenses – Sales and marketing expenses increased during the first quarter of 2007 by approximately $0.6 million, or 9%, compared to the same period in 2006, and decreased by $0.4 million, or 6%, from the fourth quarter of 2006. These fluctuations are primarily related to the changes in the revenues generated period over period. Sales and marketing expenses as a percentage of revenues were 12% for the first quarter of 2007, 13% for the same period in 2006, and 12% for the fourth quarter of 2006.

•

Lease Restructuring Charges – During the second quarter of 2006, Radiant relocated its offices in Bedford, Texas to a facility in Fort Worth, Texas. The Company is contractually liable for the lease payments on the abandoned Bedford facility through September 2007 (lease expiration). In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments and estimated maintenance costs at the abandonment date. The restructuring charges were attributable to the Company’s Hospitality business segment. The abandonment of the Bedford facility resulted in a restructuring charge of approximately $1.4 million in the second quarter of 2006, which consisted of the fair value of the remaining lease liability and ongoing maintenance costs. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.1 million as the initial assumption regarding ongoing maintenance costs changed. During the third quarter of 2005, Radiant decided to consolidate certain facilities located in Alpharetta, Georgia, in order to reduce future operating costs. This resulted in the abandonment of one facility, which formerly housed the Company’s customer support call center. The restructuring charges were not attributable to any of the Company’s reportable segments. In accordance with SFAS 146, the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments at the abandonment date less the estimated sublease rentals that could reasonably be obtained from the property. This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.2 million as the initial assumption regarding the ability to sublease the facility changed.

•

Depreciation and amortization expenses – Depreciation and amortization expenses decreased during the first quarter of 2007 by approximately $0.6 million, or 20%, as compared to the same period of 2006, and by $0.8 million, or 27%, from the fourth quarter of 2006, primarily due to the completion of amortization of certain intangibles related to the acquisition of Aloha Technologies, Inc.

•

General and administrative expenses – General and administrative expenses increased during the first quarter of 2007 by approximately $0.5 million, or 8%, compared to the same period of 2006, and decreased by $0.1 million, or 2%, from the fourth quarter of 2006. These fluctuations are primarily due to additional investments in general and administrative areas to accommodate the growth of the business. General and administrative expenses as a percentage of total revenues was 11% for the first quarter 2007 and 12% 2006, and 11% for the fourth quarter of 2006.

Interest income and expense – The Company’s interest income is derived from the investment of the Company’s cash and cash equivalents and has remained flat in the three month period ended March 31, 2007 as compared to the same period in 2006. The Company’s interest expense includes interest expense incurred on its long-term debt and capital lease obligations. Interest expense increased by approximately $0.1 million, or 10%, in the first quarter of 2007 compared to the same period in 2006, and decreased by $0.1 million, or 16%, from the fourth quarter of 2006. The increase from the first quarter of 2006 is attributable to the, additional short-term borrowings to finance stock repurchases and short-term capital needs, and an increase in the prime rate of interest. The decrease from the fourth quarter of 2006 is a result of approximately $1.8 million of principal payments and a decrease in the need for short-term borrowings during the quarter.

Liquidity and Capital Resources

On March 31, 2005, the Company entered into a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Foothill, Inc., as the arranger, administrative agent and initial lender. The Credit Agreement, which was amended on January 3, 2006, provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $31 million. The expiration date of the Credit Agreement is March 31, 2010. The revolving loan amount available to the Company is derived from a monthly borrowing base calculation using the Company’s various accounts receivable balances. The amount derived from this borrowing base calculation is further reduced by the total amount of letters of credit outstanding. Loans under the Credit Agreement will bear interest, at Radiant’s option, at either the London Interbank Offering Rate plus two and one half percent or at the rate that Wells Fargo Bank, N.A. announces as its prime rate then in effect. Fees associated with the Credit Agreement are typical for transactions of this type. The Credit Agreement contains certain customary representations and warranties from Radiant. In addition, the Credit Agreement contains certain financial and non-financial covenants, with which the Company was in compliance as of March 31, 2007. As of March 31, 2007, the Company had approximately $0.6 million in letters of credit against its available borrowing base of approximately $12.1 million, and $6.5 million was outstanding against the revolving loan facility.

The Company’s working capital increased by approximately $3.7 million, or 13%, to $33.4 million at March 31, 2007 as compared to $29.7 million at December 31, 2006. The Company has historically funded its business through cash generated by operations. Cash used in operations during the three months ended March 31, 2007 was approximately $0.7 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges including depreciation, amortization, lease restructuring, and stock-based compensation. In addition, the Company received significant amounts of cash for calendar year support and maintenance which has been deferred and will be recognized as revenue over the course of 2007. These increases in cash were offset by an increase in our accounts receivable and inventory balances. The increase in receivables is due to normal quarterly fluctuations and the growth of the business, as reflected in the year over year revenue increase. The increase in inventory is also due to normal quarterly fluctuations and anticipation of increases in hardware shipments in future quarters. The decrease in accrued expenses is a result of year-end bonuses being paid out during the first quarter of 2007. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

Cash provided by operating activities during the three months ended March 31, 2006 was approximately $1.3 million. Cash from operations was mainly generated from income from operations, the adding back of non-cash items such as depreciation and amortization, and through the collection of calendar year support and maintenance invoices that are deferred and recognized over the course of the year. This was partially offset by normal fluctuations in receivables and payables.

Cash used in investing activities during the three months ended March 31, 2007 was approximately $1.3 million. Approximately $0.5 million of the cash was invested in property and equipment. The Company continued to increase its investment in future products by investing $0.9 million in internally developed capitalizable software during the first quarter of 2007.

Cash used in investing activities during the three months ended March 31, 2006 was approximately $21.9 million. Approximately $19.5 million of the cash was used in the acquisition of Synchronics. Approximately $2.0 million of cash was invested in property and equipment, most of which was a result of renovations in the Company’s manufacturing facility and the build-out of our new satellite office location in Fort Worth, Texas. Approximately $0.4 million was invested in internally developed capitalizable software during the three months ended March 31, 2006.

Cash used in financing activities during the three months ended March 31, 2007 was approximately $0.4 million. Financing activities in the first quarter of 2007 included cash proceeds from employees for the exercise of stock options, and repayment of promissory notes related to the MenuLink acquisition and scheduled payments under the Credit Agreement.

Cash used in financing activities during the three months ended March 31, 2006 was approximately $16.8 million. Financing activities in the first quarter of 2006 included cash received under borrowings from the Credit Agreement, as amended (see Note 6 to the condensed consolidated financial statements), cash proceeds received from employees for the exercise of stock options and repayment of promissory notes related to the MenuLink acquisition, repurchase of common stock, and scheduled payments under the Credit Agreement.

The Company believes there are opportunities to grow the business through the acquisition of complementary and synergistic companies, products and technologies. The Company looks for acquisitions that can be readily integrated and accretive to earnings, although it may pursue smaller non-accretive acquisitions that will shorten its time to market with new technologies. Management believes the most common transactions in the market could require cash of $10 million to $50 million. The company would consider more substantial strategic opportunities as they arise that may require considerably more capital. Any material acquisition could result in a decrease in the Company’s working capital, depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary and synergistic companies, products or technologies could require that the Company obtain additional debt or equity financing. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to the Company and would not result in additional dilution to its stockholders.

The Company believes that its cash and cash equivalents and funds generated from operations will provide adequate liquidity to meet its normal operating requirements, as well as fund the above obligations, for the foreseeable future.

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases computer equipment under capital lease agreements which expire on various dates through August 2010. Contractual obligations as of March 31, 2007 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital leases	$1,012	$308	$556	$148	$—
Operating leases	37,101	6,825	12,242	10,188	7,846
Other obligations:
Notes payable – acquisition of MenuLink Computer Solutions	2,321	1,380	941	—	—
Notes payable – acquisition of Aloha Technologies	964	—	964	—	—
Term note (Credit Agreement)	22,617	5,900	16,717	—	—
Short-term debt facility	6,489	6,489	—	—	—
Estimated interest payments on notes payable, term notes and capital leases (1)	4,188	2,192	1,992	4	—
Purchase commitments (2)	390	390	—	—	—

Total contractual obligations	$75,082	$23,484	$33,412	$10,340	$7,846

As of March 31, 2007, the noncurrent portion of our income tax liability, including accrued interest and penalties related to unrecognized tax benefits, is $2.4 million. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined; however, it is not expected to be due within the next twelve months. The Company will include its income tax liabilities in the “Aggregate Contractual Obligations” table in its Annual Report on Form 10-K for the year ended December 31, 2007.

(1)	For purposes of this disclosure, we used the interest rates in effect as of March 31, 2007 to estimate future interest expense. See Note 6 to the condensed consolidated financial statements for further discussion of our debt components and their interest rate terms.

(2)	The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The related supplies are to be delivered at various dates through October 2007.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended December 31, 2006, except as follows:

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for Radiant beginning in 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The adoption of FIN 48 has resulted in a transition adjustment reducing beginning accumulated deficit by $0.9 million. If recognized, the tax portion of the adjustment would affect the effective tax rate.

For additional information regarding the adoption of FIN 48, see Note 11, Income Taxes. For further discussion of the Company’s critical accounting estimates related to income taxes, see the 2006 Annual Report on Form 10-K.

Accounting Pronouncements

In February 2007, the FASB released Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. Under SFAS 159 companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The company is currently assessing the potential impact, if any, of this statement on its financial statements.

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

The Company’s financial instruments that are subject to market risks are its long-term debt. During the first quarter of 2007, the weighted average interest rate on its long-term debt was approximately 8.5%. A 10.0% increase in this rate would have impacted interest expense by approximately $72,000 for the three month period ended March 31, 2007.

As more fully explained in Note 9 to the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $6.7 million and $6.2 million for the three months ended March 31, 2007 and 2006, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effects of foreign exchange rate fluctuations on the Company’s results of operations and financial position during the three month periods ended March 31, 2007 and 2006 were not material.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of March 31, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

During the quarter ended March 31, 2007, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

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

Exhibit No.	Description

*2.1	Asset Purchase Agreement, dated as of December 12, 2005, by and among Radiant Systems, Inc., Synchronics, and Jeff Goldstein (January 9, 2006 8-K).

*2.1.1	Amendment No. 1 to Asset Purchase Agreement, dated January 3, 2006, by and between Radiant Systems, Inc., Synchronics, Inc. and Jeff Goldstein (6/30/06 10-Q)

*3.1	Amended and Restated Articles of Incorporation (2/97 S-1)

*3.2	Amended and Restated Bylaws (6/97 S-1)

4.1	Eighth Amendment to Credit Agreement, dated March 26, 2007, by and among Radiant Systems, Inc., certain subsidiaries of Radiant and Wells Fargo Foothill, Inc.

10.1	2007 Short-Term Incentive Plan of John H. Heyman (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof).

10.2	2007 Short-Term Incentive Plan of Alon Goren (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof).

10.3	2007 Short-Term Incentive Plan of Mark E. Haidet (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof).

10.4	2007 Short-Term Incentive Plan of Andrew S. Heyman (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof).

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC

Dated: May 4, 2007	By:	/s/ Mark E. Haidet
Mark E. Haidet, Chief Financial Officer (Duly authorized officer and principal financial officer)