Form 10-Q
period 2007-06-30
RADIANT SYSTEMS INC
filed 2007-07-27
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 24, 2007, there were 31,267,980 shares of the registrant’s no par value common stock outstanding.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information contained in this report is furnished by the Registrant, Radiant Systems, Inc. (“Radiant” or the “Company”). In the opinion of management, the information in this report contains all material adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. The financial information presented herein should be read in conjunction with the financial statements included in the Registrant’s Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$16,183	$15,720
Accounts receivable, net of allowance for doubtful accounts of $3,446 and $3,510, respectively	39,103	34,104
Receivable due from BlueCube	—	1,099
Inventories, net	25,937	26,484
Deferred tax assets	7,602	9,327
Other current assets	2,244	1,310

Total current assets	91,069	88,044
Property and equipment, net	14,761	14,726
Software development costs, net	6,375	5,019
Deferred tax assets, non-current	5,598	5,252
Goodwill	62,250	61,948
Intangible assets, net	21,205	23,447
Other long-term assets	322	219

Total assets	$201,580	$198,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Short-term debt facility	$500	$6,489
Current portion of long-term debt	7,293	7,261
Accounts payable	15,421	12,939
Accrued liabilities	15,035	17,491
Accrued contractual obligations and payables due to BlueCube	—	3,665
Client deposits and unearned revenues	15,408	10,365
Current portion of capital lease payments	358	178

Total current liabilities	54,015	58,388
Client deposits and unearned revenues, net of current portion	94	188
Capital lease payments, net of current portion	949	451
Long-term debt, net of current portion	16,802	20,444
Other long-term liabilities	4,698	3,213

Total liabilities	76,558	82,684

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 31,252,932 and 30,923,800 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	142,164	137,151
Accumulated deficit	(18,233)	(21,667)
Accumulated other comprehensive income	1,091	487

Total shareholders’ equity	125,022	115,971

Total liabilities and shareholders’ equity	$201,580	$198,655

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Revenues:
System sales	$36,678	$32,088	$68,693	$58,527
Client support, maintenance and other services	26,234	22,789	51,658	45,387

Total revenues	62,912	54,877	120,351	103,914
Cost of revenues:
System sales	18,594	16,570	35,475	30,622
Client support, maintenance and other services	15,795	14,065	31,400	26,831

Total cost of revenues	34,389	30,635	66,875	57,453

Gross profit	28,523	24,242	53,476	46,461

Operating expenses:
Product development	5,899	5,377	11,477	11,004
Sales and marketing	7,434	6,601	14,230	12,831
Depreciation of fixed assets	1,012	801	2,033	1,542
Amortization of intangible assets	1,032	2,047	2,242	4,094
General and administrative	7,319	6,620	13,784	12,615
Other non-recurring operating expenses	1,207	1,663	907	1,663

Total operating expenses	23,903	23,109	44,673	43,749

Income from operations	4,620	1,133	8,803	2,712
Interest income	—	1	—	3
Interest expense	(610)	(711)	(1,334)	(1,372)
Other (expense) income, net	(61)	85	(112)	127

Income from operations before income tax provision	3,949	508	7,357	1,470
Income tax (provision) benefit	(1,665)	11,139	(3,036)	10,860

Net income	$2,284	$11,647	$4,321	$12,330

Net income per share:
Basic income per share	$0.07	$0.38	$0.14	$0.40

Diluted income per share	$0.07	$0.35	$0.13	$0.37

Weighted average shares outstanding:
Basic	31,136	30,994	31,058	30,916

Diluted	32,930	32,893	32,774	33,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED June 30, 2007

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount				Total
BALANCE, December 31, 2006	30,924	$—	$137,151	$(21,667)	$487	$115,971

Components of Comprehensive income:
Net income	—	—	—	4,321	—	4,321
Foreign currency translation adjustment	—	—	—	—	604	604

Total comprehensive income	—	—	—	4,321	604	4,925
Exercise of employee stock options	325	—	2,115	—	—	2,115
Stock issued under employee stock purchase plan	4		52			52
Tax benefits related to stock options	—	—	1,019	—	—	1,019
Stock-based compensation	—	—	1,827	—	—	1,827
Cumulative effect adjustment due to adoption of FIN 48	—	—	—	(887)	—	(887)

BALANCE, June 30, 2007	31,253	$—	$142,164	$(18,233)	$1,091	$125,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,321	$12,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,606	6,027
Stock-based compensation expense	1,787	1,633
Lease restructuring reserve (see Note 7)	(300)	1,663
Release of valuation allowance related to deferred tax assets (see Note 10)	—	(11,322)
Utilization of acquired deferred tax asset	—	42
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(3,683)	(4,683)
Inventories	602	(8,173)
Other assets	(379)	585
Accounts payable	(522)	6,529
Accrued liabilities	(2,817)	(1,193)
Payables due to BlueCube (see Note 9)	—	1,015
Client deposits and deferred revenue	5,043	215
Other liabilities	1,255	285

Net cash provided by operating activities	9,913	4,953
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,373)	(3,576)
Capitalized software development costs	(1,516)	(1,023)
Acquisition of Synchronics, net of cash acquired	—	(19,474)

Net cash used in investing activities	(2,889)	(24,073)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	2,115	2,430
Tax benefits from stock options	1,019	—
Proceeds from shares issued under ESPP	52	—
Repurchase of common stock	—	(4,789)
Principal payments on capital lease obligations	(148)	(23)
Proceeds under long-term debt facility	—	16,000
Net (payments) borrowings under short-term debt facility	(5,990)	1,800
Principal payments on notes payable to shareholders	(654)	(632)
Principal payments on long-term debt facility	(2,955)	(2,453)

Net cash (used in) provided by financing activities	(6,561)	12,333

Increase (decrease) in cash and cash equivalents	463	(6,787)
Cash and cash equivalents at beginning of period	15,720	17,641

Cash and cash equivalents at end of period	$16,183	$10,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash transactions related to acquisitions and divestitures (see Note 3):
Issuance of common stock—Synchronics	$—	$7,292

Adjustment related to change in contingent liabilities of MenuLink	$—	$160

Cash paid for interest	$1,432	$1,298

Cash paid for income taxes	$526	$206

Assets acquired under capital leases	$826	$—

Purchases of property and equipment	$46	$1,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Radiant Systems, Inc. (“Radiant” or the “Company”), included herein, have been prepared on a basis consistent with the December 31, 2006 audited consolidated financial statements, except for the adoption as of January 1, 2007 of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Radiant’s Form 10-K for the year ended December 31, 2006. Radiant’s results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of future operating results.

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

The following is a reconciliation of the denominators used in the basic and diluted net income per share computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares outstanding used to compute basic net income per share	31,136	30,994	31,058	30,916
Effect of dilutive stock options	1,794	1,899	1,716	2,144

Weighted average shares outstanding and dilutive stock options used to compute diluted net income per share	32,930	32,893	32,774	33,060

For the three months ended June 30, 2007 and 2006, options to purchase approximately 2.4 million and 2.0 million shares of common stock were excluded from the above reconciliation, as the options were antidilutive for the periods then ended. For the six months ended June 30, 2007 and 2006, options to purchase approximately 2.3 million and 1.8 million shares of common stock were excluded from the above reconciliation, as the options were antidilutive for the periods then ended.

Comprehensive Income

The Company’s comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the three months ended June 30, 2007 and 2006 was approximately $2.7 million and $12.0 million, respectively. Total comprehensive income for the six months ended June 30, 2007 and 2006 was approximately $4.9 million and $12.6 million, respectively.

Accounting Pronouncements

In February 2007, the FASB released Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” Under SFAS 159 companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact, if any, of this statement on its financial statements.

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

2. STOCK-BASED COMPENSATION

Radiant has adopted stock plans that provide for the grant of incentive and non-qualified stock options to directors, officers, and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. In addition, Radiant provides employees stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). The ESPP was suspended on December 31, 2005 in an effort to reduce future stock compensation expense. The Company reinstated the ESPP program during the third quarter of 2006 on terms that permit employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. Based on these terms, the reinstated ESPP will not result in any future stock compensation expense. The Company has authorized approximately 16.2 million shares for awards of options, of which approximately 1.1 million shares are available for future grants as of June 30, 2007.

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

Equity-based compensation expense recognized under SFAS 123(R) in the condensed consolidated statements of operations for the three months ended June 30, 2007 and 2006 was approximately $1.0 million and $0.9 million, respectively, and was $1.8 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Equity-based compensation expense reduced basic earnings per share by $0.03 for both of the three-month periods ended June 30, 2007 and 2006 and reduced diluted earnings per share by $0.03 for both of the three-month periods ended June 30, 2007 and 2006. Equity-based compensation expense reduced basic earnings per share by $0.06 and $0.05 for the six-month periods ended June 30, 2007 and 2006, respectively, and reduced diluted earnings per share by $0.05 for both of the six-month periods ended June 30, 2007 and 2006. The non-cash stock-based compensation expense was included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cost of revenues—systems	$39	$134	$81	$227
Cost of revenues—client support, maintenance and other services	68	50	140	103
Product development	136	152	259	318
Sales and marketing	249	196	469	351
General and administrative	464	327	837	634

Non-cash stock based compensation expense	$956	$859	$1,786	$1,633

For the three-month periods ended June 30, 2007 and 2006, the total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation, recorded in accordance with SFAS No. 123(R), was approximately $0.4 million and $0.2 million, respectively. For the six-month periods ended June 30, 2007 and 2006, the total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation, recorded in accordance with SFAS No. 123(R), was approximately $0.6 million and $0.2 million, respectively. The Company capitalized approximately $16,000 and $22,000 in compensation cost related to product development for the three-month periods ended June 30, 2007 and 2006, respectively. The Company capitalized approximately $40,000 and $22,000 in compensation cost related to product development for the six-month periods ended June 30, 2007 and 2006, respectively.

Stock Options

The exercise price of each stock option equals the market price of Radiant’s common stock on the date of the grant. Most options are scheduled to vest equally over a three or four-year period or when certain stock performance requirements are met. These stock performance requirements include a provision that allows for early vesting if certain stock price targets are met. The Company recognizes stock-based compensation expense using the graded vesting attribution method. Outstanding options expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model for the three and six-month periods ended June 30, 2007 and 2006 are outlined in the following table:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Expected volatility	48%	55%	48-49%	55%
Expected life (in years)	3-4	3-4	3-4	3-4
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	5.0%	5.4%	4.5%-5.0%	4.8%-5.4%

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

A summary of the changes in stock options outstanding under Radiant’s equity-based compensation plans during the six months ended June 30, 2007 is presented below:

(in thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	6,284	$9.58	4.95
Granted	671	$12.27
Exercised	(328)	$6.42
Forfeited or cancelled	(95)	$9.50
Outstanding at June 30, 2007	6,532	$10.01	4.51	$27,587
Vested or expected to vest at June 30, 2007	6,209	$10.01	4.49	$26,543
Exercisable at June 30, 2007	4,610	$10.04	4.39	$21,238

The weighted average grant-date fair value of options granted during the three-month periods ended June 30, 2007 and 2006 were $6.24 and $5.27, respectively. The weighted average grant-date fair value of options granted during the six-month periods ended June 30, 2007 and 2006 were $5.72 and $5.28, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the three-month periods ended June 30, 2007 and 2006, was approximately $1.2 million and $0.3 million, respectively and $2.1 million and $3.5 million for the six-month periods ended June 30, 2007, and 2006, respectively. The total fair value of options that vested during the three-month periods ended June 30, 2007 and 2006 was approximately $0.1 million and $0.2 million, respectively. The total fair value of options that vested during the six-month periods ended June 30, 2007 and 2006 was approximately $0.2 million and $0.4 million, respectively. At June 30, 2007, Radiant had approximately 1.9 million unvested options outstanding with a weighted-average grant-date fair value of $2.43. Of the 1.9 million options that were unvested at June 30, 2007, there were 0.4 million options that had a vesting period based on stock performance requirements. The unvested options have a total unrecognized compensation expense of approximately $4.9 million, net of estimated forfeitures, which will be recognized over the weighted average period of 1.78 years. Cash received from stock option exercises was approximately $1.1 million and $0.3 million during the three-month periods ending June 30, 2007 and 2006, respectively, and $2.1 million and $2.4 million for the six-month periods ended June 30, 2007 and 2006, respectively.

3. ACQUISITIONS AND DIVESTITURES

Each of the acquisitions discussed below was accounted for using the purchase method of accounting as prescribed by Statement of Financial Accounting Standards No. 141, “Business Combinations.”

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

Changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows (in thousands):

	Hospitality	Retail	Total
BALANCE, December 31, 2006	$37,751	$24,197	$61,948

Currency translation adjustment related to Breeze acquisition	—	302	302

BALANCE, June 30, 2007	$37,751	$24,499	$62,250

Intangible Assets

A summary of the Company’s intangible assets as of June 30, 2007 and December 31, 2006 is as follows (in thousands):

		June 30, 2007		December 31, 2006
	Weighted Average Amortization Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core and developed technology – Hospitality	3.5 years	$12,700	$(11,625)	$12,700	$(11,221)
Reseller network – Hospitality	15 years	9,200	(2,121)	9,200	(1,814)
Direct sales channel – Hospitality	10 years	3,600	(1,245)	3,600	(1,065)
Covenants not to compete – Hospitality	4 years	1,750	(1,518)	1,750	(1,471)
Trademarks and tradenames – Hospitality	Indefinite	1,300	—	1,300	—
Trademarks and tradenames – Hospitality	5 years	300	(104)	300	(74)
Customer list and contracts – Hospitality	6 years	1,650	(508)	1,650	(383)
Core and developed technology – Retail	4 years	3,800	(1,425)	3,800	(950)
Reseller network – Retail	6 years	5,200	(1,300)	5,200	(867)
Subscription sales – Retail	4 years	1,400	(525)	1,400	(350)
Trademarks and tradenames – Retail	6 years	700	(175)	700	(117)
Other		492	(341)	492	(333)

Total intangible assets		$42,092	$(20,887)	$42,092	$(18,645)

Approximate amortization expense, assuming no future acquisitions, dispositions or impairments of intangible assets, for the following 12-month periods subsequent to June 30, 2007 are listed below (in thousands):

12-month period ended June 30,
2008	4,117
2009	4,103
2010	3,061
2011	2,210
2012	1,689
Thereafter	4,725

$19,905

5. INVENTORY

Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventory as of June 30, 2007 and December 31, 2006 is as follows (in thousands):

	June 30, 2007	December 31, 2006
Raw materials, net	$14,888	$16,338
Work in process	283	533
Finished goods, net	10,766	9,613

	$25,937	$26,484

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

The Credit Agreement contains certain customary representations and warranties from Radiant. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of Radiant’s assets; and limitations on transactions with related parties. In addition, the Credit Agreement contains various financial covenants, including: minimum EBITDA levels; minimum tangible Net Worth; and maximum capital expenditures. As of June 30, 2007, the Company was in compliance with all financial covenants. The Credit Agreement also contains customary events of default, including: nonpayment of principal, interest, fees or charges when due; breach of covenants; material inaccuracy of representations and warranties when made; and insolvency. If any events of default occur and are not cured within the applicable grace periods or waived, the administrative agent shall, at the election of the required lenders, terminate the commitments and declare the loans then outstanding to be due and payable in whole or in part, together with accrued interest and any unpaid accrued fees and all other liabilities of Radiant thereunder. The Credit Agreement is secured by the assets of the Company. As of June 30, 2007, the Company had approximately $0.6 million in letters of credit against its available borrowing base of approximately $14.7 million, and $0.5 million was outstanding against the revolving loan facility, which is included in current liabilities.

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

The following is a summary of long-term debt and the related balances as of June 30, 2007 and December 31, 2006 (in thousands):

Description of Debt	June 30, 2007	December 31, 2006
Promissory note (as amended) with Aloha shareholders bearing interest based on the prime rate plus one percent (9.25% as of June 30, 2007) with interest being paid monthly and principal being paid over the course of three fiscal quarters beginning in the third quarter of 2008	$964	$964
Term loan (as amended) with a bank bearing interest based on the prime rate (8.25 % as of June 30, 2007) with principal being paid at $492 per month plus accrued interest (all unpaid principal and accrued interest is due upon termination or expiration of the Credit Agreement)	21,141	24,092

Promissory notes with MenuLink shareholders bearing interest based on the prime rate (8.25% as of June 30, 2007) and being paid in thirty-six equal installments of principal and interest through the fourth quarter of 2008	1,990	2,649

Total	$24,095	$27,705

Approximate maturities of notes payable for the following 12-month periods subsequent to June 30, 2007 are listed below (in thousands):

12-month period ended June 30,
2008	$7,293
2009	7,461
2010	9,341

$24,095

7. OTHER NON-RECURRING OPERATING EXPENSES

Due Diligence Costs

During the six months ended June 30, 2007, the Company incurred expenses related to pre-acquisition charges such as accounting, tax and legal due diligence fees. During the second quarter of 2007, the Company determined that such acquisitions will not take place and therefore have written off those charges to the income statement. Such charges are recorded as Other non-recurring operating expenses in the Company’s statement of operations during the three and six-month periods ended June 30, 2007.

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

The abandonment of the Bedford facility resulted in a restructuring charge of approximately $1.4 million in the second quarter of 2006, which consisted of the fair value of the remaining lease liability and ongoing maintenance costs. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.1 million in restructuring charges as the initial assumption regarding ongoing maintenance costs had changed. As of June 30, 2007, approximately $0.2 million related to the lease commitments remained in the restructuring reserve to be paid, all of which is classified as short-term in the condensed consolidated balance sheet. The Company anticipates the remaining payments will be made by the end of the third quarter of 2007 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

Total
Balance, December 31, 2006	$710
Restructuring charges	(48)
Expenses charged against restructuring reserve	(439)

Balance, June 30, 2007	$223

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

This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.2 million in restructuring charges as the initial assumption regarding the ability to sublease the facility had changed. As of June 30, 2007, approximately $0.6 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the fourth quarter of 2010 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2006	$414	$488	$902
Restructuring charges	(211)	(41)	(252)
Expenses charged against restructuring reserve	(18)	(78)	(96)

Balance, June 30, 2007	$185	$369	$554

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

A summary of the key measures for the Company’s operating segments is as follows (in thousands):

	For the three months ended June 30, 2007
	Hospitality	Retail	Other	Total
Revenues	$41,235	$21,320	$357	$62,912
Amortization of intangible assets	456	571	5	1,032
Product development	3,631	1,023	—	4,654
Net income before allocation of central costs	8,590	4,814	219	13,623
Goodwill	37,751	24,499	—	62,250
Other identifiable assets	46,052	29,627	2,897	78,576

	For the three months ended June 30, 2006
	Hospitality	Retail	Other	Total
Revenues	$35,695	$18,876	$306	$54,877
Amortization of intangible assets	1,470	571	6	2,047
Product development	3,169	1,185	31	4,385
Net income before allocation of central costs	4,406	2,760	217	7,383
Goodwill	37,437	23,983	—	61,420
Other identifiable assets	43,253	29,299	787	73,339

	For the six months ended June 30, 2007
	Hospitality	Retail	Other	Total
Revenues	$80,383	$39,106	$862	$120,351
Amortization of intangible assets	1,093	1,142	7	2,242
Product development	7,052	2,040	—	9,092
Net income before allocation of central costs	15,806	8,276	491	24,573

	For the six months ended June 30, 2006
	Hospitality	Retail	Other	Total
Revenues	$67,833	$35,282	$799	$103,914
Amortization of intangible assets	2,940	1,142	12	4,094
Product development	6,315	2,694	31	9,040
Net income (loss) before allocation of central costs	8,576	5,221	(36)	13,761

The reconciliation of product development expense from reportable segments to total product development expense for the three and six-month periods ended June 30, 2007 and 2006 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Product development expense for reportable segments	$4,654	$4,385	$9,092	$9,040
Indirect product development expense unallocated	1,245	992	2,385	1,964

Product development expense	$5,899	$5,377	$11,477	$11,004

The reconciliation of net income from reportable segments to total net income for the three and six-month periods ended June 30, 2007 and 2006 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Net income before allocation of central costs	$13,623	$7,383	$24,573	$13,761
Central corporate expenses unallocated	(11,339)	(7,058)	(20,252)	(12,753)
Release of valuation allowance related to deferred tax assets	—	11,322	—	11,322

Net income	$2,284	$11,647	$4,321	$12,330

The reconciliation of other identifiable assets to total assets as of June 30, 2007 and 2006 is as follows (in thousands):

	Balance at
	June 30, 2007	December 31, 2006
Other identifiable assets for reportable segments	$78,576	$73,339
Goodwill for reportable segments	62,250	61,420
Central corporate assets unallocated	60,754	56,807

Total assets	$201,580	$191,566

Revenues not associated with the Company’s Hospitality and Retail segments are comprised of revenues from hardware sales outside the Company’s segments.

The Company distributes its technology both within the United States of America and internationally. The Company currently has international offices in Australia, the Czech Republic, the United Kingdom and Singapore. Revenues derived from international sources were approximately $7.9 million and $9.3 million for the three months ended June 30, 2007 and 2006, respectively, and approximately $14.6 million and $15.5 million for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007 and 2006, the Company had international identifiable assets, including goodwill, of approximately $15.3 million and $13.3 million, respectively, of which approximately $4.5 million and $4.1 million, respectively, are considered long-lived assets.

The segment reporting data presented above may not reflect actual performance and actual asset balances had each segment been a stand-alone entity. Furthermore, the segment information may not be indicative of future performance.

9. RELATED PARTY TRANSACTIONS

On July 21, 2006, RedPrairie Corporation acquired BlueCube Software, formerly owned by Erez Goren, the brother of Alon Goren, our Chairman and Chief Technology Officer. As a result of this purchase, all transactions occurring between the Company and BlueCube will no longer be considered related party transactions.

As a result of the Synchronics acquisition which occurred in the first quarter of 2006, the Company entered into a 5-year lease agreement for property located in Memphis, Tennessee, which was the headquarters of Synchronics, with Jeff Goldstein Investment Partnership. Mr. Goldstein was the previous owner of Synchronics and was employed by the company as of March 31, 2007. On April 30, 2007, the Company terminated Mr. Goldstein’s employment. This termination of employment was on a mutual basis. As a result, all future transactions occurring between the Company and Mr. Goldstein will no longer be considered related party transactions.

10. INCOME TAX

Radiant adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. As a result of the implementation the Company recognized a $1.6 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Company’s balance sheet. Including the cumulative effect increase, at the beginning of 2007, Radiant had approximately $2.4 million of total gross unrecognized tax benefits. Of this total, $1.7 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

Radiant’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued $0.1 million in penalties associated with uncertain tax positions for the period ended January 1, 2007. Interest expense associated with uncertain tax positions for the period ended January 1, 2007 was insignificant.

The Company has accrued $0.1 million in penalties and interest associated with uncertain tax positions for the quarter ending June 30, 2007. Consistent with the Company’s practice, penalties and interest are recorded as part of the Company’s income tax expense.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006 and March 31, 2007 and the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006.

System sales – The Company derives the majority of its revenues from sales and licensing fees for its point-of-sale hardware, software and site management software solutions. System sales during the second quarter of 2007 were approximately $36.7 million. This is an increase of $4.6 million, or 14%, from the same period in 2006, and an increase of $4.7 million, or 15%, from the first quarter of 2007. System sales during the six-month period ended June 30, 2007 were $68.7 million compared to $58.5 million for the same period in 2006, an increase of 17%.

The year over year quarterly and six month increases are primarily due to continued growth and the integration of the acquisitions that took place in late 2005 and early 2006 of MenuLink and Synchronics, the continued expansion of direct sales in the Hospitality segment, the continued expansion through the reseller market in both our segments, and the continued success of selling the Company’s hardware products into its hospitality markets. The increase from the first quarter of 2007 was primarily due to significant revenue increases being generated by our reseller channels and improved demand in all of our segments.

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

Revenues from client support, maintenance and other services during the second quarter of 2007 were approximately $26.2 million. This is an increase of 15% from the same period in 2006 and an increase of 3% from the first quarter of 2007. Revenues from client support, maintenance and other services for the six-month period ended June 30, 2007 were approximately $51.7 million compared to $45.4 million for the same period in 2006, an increase of 14%. These increases are primarily due to the additional revenues generated in both software and hardware support and maintenance resulting from increased software and hardware sales in 2006 and the first half of 2007, the increase in revenues generated from the Company’s Hospitality and Retail subscription products due to continued marketing efforts around this product line, and the additional revenues generated through the growth of custom development and consulting projects.

System sales gross profit – Cost of system sales consists primarily of hardware and peripherals for site-based systems, amortization of costs for internally developed software and labor. All costs, other than amortization, are expensed as products are shipped, while software amortization is expensed at the greater of straight line amortization or proportion to sales volume.

System sales gross profit in the second quarter of 2007 increased by $2.6 million, or 17% as compared to the same period in 2006, while the gross profit percentage increased by 1% to 49%. For the six-month period ended June 30, 2007 as compared to the same period in 2006, system sales gross profit increased by approximately $5.3 million, or 19%, while the gross profit percentage remained constant at 48%. Systems sales gross profit for the second quarter of 2007 increased by approximately $3.0 million, or 19%, compared to the first quarter of 2007, while the gross profit percentage increased by 2 points. This increase in gross margin percentage was primarily due to customer and product mix.

Client support, maintenance and other services gross profit – Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations.

The gross profit on service sales increased by approximately $1.7 million, or 20%, in the second quarter of 2007 as compared to the same period in 2006, while the gross profit percentage increased by 2 points to 40%. For the six-month period ended June 30, 2007, the gross profit on service sales increased by approximately $1.7 million, or 9%, as compared to the same period in 2006, while the gross profit percentage decreased by 2 points. The gross profit percentage on service sales increased in the second quarter of 2007 over the first quarter of 2007 by 1%. The increase in gross profit percentage in the second quarter over the comparable period in 2006, and from the first quarter of 2007 is a result of continued focus on improving margins within our consulting, custom development and maintenance businesses. The decrease in gross profit percentage for the six-month comparable periods is due to normal fluctuations between product development projects and maintenance projects that occur throughout the year.

Segment revenues – During the second quarter of 2007, total revenues in the Hospitality business segment increased by approximately $5.5 million, or 16%, compared to the same period in 2006. For the six months ended June 30, 2007, total revenues in the Hospitality business segment increased by approximately $12.6 million, or 19%, compared to the same period in 2006. During the second quarter of 2007 total revenues in the Hospitality business segment increased by approximately $2.1 million, or 5%, compared to the first quarter of 2007. These increases are primarily due to the successful integration of MenuLink into our business model, the continued volume growth within the reseller channel and direct sales, and improved demand throughout the industry.

During the second quarter of 2007, total revenues in the Retail business segment increased by approximately $2.4 million, or 13%, compared to the same period in 2006. For the six months ended June 30, 2007, total revenues in the Retail business segment increased by approximately $3.8 million, or 11%, compared to the same period in 2006. During the second quarter of 2007 total revenues in the Retail business segment increased by approximately $3.5 million, or 20%, compared to the first quarter of 2007. The majority of the increase from 2006 is a result of the successful integration of Synchronics into our business model. The increase from the first quarter of 2007 is primarily due to improved hardware demand throughout the Retail industry.

Segment net income before allocation of central costs – The Company measures segment profit based on net income before the allocation of certain central costs. During the second quarter of 2007, total net income before allocation of central costs in the Hospitality business segment increased by approximately $4.2 million, or 95%, compared to the same period in 2006. For the six months ended June 30, 2007, total net income before the allocation of central costs in the Hospitality business segment increased by approximately $7.2 million, or 84%, as compared to the same period in 2006. Total net income before the allocation of central costs in the Hospitality business segment for the second quarter of 2007 increased by $1.4 million, or 19%, as compared to the first quarter of 2007. These increases were primarily due to additional revenues resulting from the successful integration of MenuLink into our business model, the continued growth within the reseller channel, improved demand throughout the industry, and the improved leverage in our cost structure.

During the second quarter of 2007, total net income before allocation of central costs in the Retail business segment increased by approximately $2.1 million, or 74%, compared to the same period in 2006. For the six months ended June 30, 2007, total net income before the allocation of central costs in the Retail business segment increased by approximately $3.1 million, or 59%, as compared to the same period in 2006. Total net income before the allocation of central costs in the Retail business segment for the second quarter of 2007 increased by $1.4 million, or 39%, as compared to the first quarter of 2007. These increases are primarily due to the successful integration of Synchronics into our business model, improved demand throughout the retail industry, and the improved leverage in our cost structure.

Total operating expenses – The Company’s total operating expenses increased by approximately $0.8 million, or 3%, during the second quarter of 2007 as compared to the same period in 2006, by approximately $0.9 million, or 2%, for the six months ended June 30, 2007 compared to the same period in 2006 and increased by approximately $3.1 million, or 15%, from the first quarter of 2007 due to the following:

•

Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues which are included in costs of client support, maintenance and other services. Product development expenses increased during the second quarter of 2007 by approximately $0.5 million, or 10%, as compared to the same period in 2006, by $0.5 million, or 4% during the six months ended June 30, 2007 as compared to the same period in 2006, and increased by $0.3 million, or 6%, from the first quarter in 2007. The quarterly and year to date increases are primarily a result of an increase in the level of investments in our future products. The increase from the first quarter of 2007 is due to the decrease in capitalizable expenditures in the second quarter as compared to the first quarter of 2007. Product development expenses as a percentage of revenues were 9% for the second quarter of 2007 compared to 10% for the same period in 2006, 10% for the six months ended June 30, 2007 compared to 11% for the same period in 2006, and 10% for the first quarter of 2007.

•

Sales and marketing expenses – Sales and marketing increased during the second quarter of 2007 by approximately $0.8 million, or 13%, as compared to the same period in 2006, by $1.4 million, or 11% during the six months ended June 30, 2007 as compared to the same period in 2006, and increased by $0.6 million, or 9%, from the first quarter in 2007. These fluctuations were primarily related to the increase of revenue-generated expenditures (such as internal and external commissions) and an increase in the Company’s bad debt expense during the second quarter of 2007. Sales and marketing expenses as a percentage of revenues were 12% for both the second quarter and the six-month periods ended June 30, 2007 and June 30, 2006, and for the first quarter of 2007.

•

Other non-recurring operating expenses – The Company incurred $1.2 million of accumulated transaction costs in connection with two proposed acquisitions which did not occur and therefore recorded the associated fees as an expense in the second quarter of 2007. Additionally, during the second quarter of 2006, Radiant relocated its offices in Bedford, Texas to a facility in Fort Worth, Texas. The Company is contractually liable for the lease payments on the abandoned Bedford facility through September 2007 (lease expiration). In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments and estimated maintenance costs at the abandonment date. The restructuring charges were attributable to the Company’s Hospitality business segment. The abandonment of the Bedford facility resulted in a restructuring charge of approximately $1.4 million in the second quarter of 2006, which consisted of the fair value of the remaining lease liability and ongoing maintenance costs. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.1 million as the initial assumption regarding ongoing maintenance costs changed. During the third quarter of 2005, Radiant decided to consolidate certain facilities located in Alpharetta, Georgia, in order to reduce future operating costs. This resulted in the abandonment of one facility, which formerly housed the Company’s customer support call center. The restructuring charges were not attributable to any of the Company’s reportable segments. In accordance with SFAS 146, the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments at the abandonment date less the estimated sublease rentals that could reasonably be obtained from the property. This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.2 million as the initial assumption regarding the ability to sublease the facility changed.

•

Depreciation and amortization expenses – Depreciation and amortization expenses decreased during the second quarter of 2007 by approximately $0.8 million, or 28%, as compared to the same period of 2006, by $1.4 million or 24% for the six month period ended June 30, 2007 compared to the same period in 2006, and by $0.2 million, or 8%, from the first quarter of 2007, primarily due to the completion of amortization of certain intangibles related to the acquisition of Aloha Technologies, Inc.

•

General and administrative expenses – General and administrative expenses increased during the second quarter of 2007 by approximately $0.7 million, or 11%, as compared to the same period in 2006, by $1.2 million, or 9% during the six months ended June 30, 2007 as compared to the same period in 2006, and increased by $0.9 million, or 13% from the first quarter in 2007. These fluctuations are primarily due to additional investments in general and administrative areas to accommodate the growth of the business and an increase in bonus reserves as a result of the Company’s financial results through June 30, 2007. General and administrative expenses as a percentage of revenues were 12% for the second quarter of both 2007 and 2006, 12% for the six months ended June 30 for both 2007 and 2006, and 11% for the first quarter of 2007.

Interest income and expense – The Company’s interest income is derived from the investment of the Company’s cash and cash equivalents and has remained flat in the three and six months ended June 30, 2007 as compared to the comparable periods in 2006. The Company’s interest expense includes interest expense incurred on its long-term debt and capital lease obligations. Interest expense decreased by approximately $0.1 million, or 14%, in the second quarter of 2007 compared to the same period in 2006. For the six months ended June 30, 2007, interest expense was consistent with the same period in 2006, and decreased by $0.1 million, or 16%, from the first quarter of 2007. The decreases are a direct result of the Company utilizing excess cash generated from operating cash flow to reduce short-term borrowings.

Income Tax Benefit – In the second quarter of 2006, the Company reassessed the valuation allowance against its deferred tax assets and determined that it was more likely than not that a substantial portion of the deferred tax assets would be realized in the foreseeable future. This determination was based upon the Company’s projection of taxable income for 2006, 2007 and 2008. Accordingly, $14.2 million of the valuation allowance was released during the second quarter of 2006, which $2.9 million was recorded to equity as additional paid-in-capital and $11.3 million was recorded as a benefit to the income tax provision for the three months ended June 30, 2006.

Liquidity and Capital Resources

On March 31, 2005, the Company entered into a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Foothill, Inc., as the arranger, administrative agent and initial lender. The Credit Agreement, which was amended on January 3, 2006, provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $31 million. The expiration date of the Credit Agreement is March 31, 2010. The revolving loan amount available to the Company is derived from a monthly borrowing base calculation using the Company’s various accounts receivable balances. The amount derived from this borrowing base calculation is further reduced by the total amount of letters of credit outstanding. Loans under the Credit Agreement will bear interest, at Radiant’s option, at either the London Interbank Offering Rate plus two and one half percent or at the rate that Wells Fargo Bank, N.A. announces as its prime rate then in effect. Fees associated with the Credit Agreement are typical for transactions of this type. The Credit Agreement contains certain customary representations and warranties from Radiant. In addition, the Credit Agreement contains certain financial and non-financial covenants, with which the Company was in compliance as of June 30, 2007. As of June 30, 2007, the Company had approximately $0.6 million in letters of credit against its available borrowing base of approximately $14.7 million, and $0.5 million was outstanding against the revolving loan facility.

The Company’s working capital increased by approximately $7.4 million, or 25%, to $37.1 million at June 30, 2007 as compared to $29.7 million at December 31, 2006. The majority of this increase is related to the increase in cash balances as a result of increased sales, the decrease in the utilization of our short-term debt facility, reduction in our days sales outstanding, and an increase in our inventory turns. The Company has historically funded its business through cash generated by operations. Cash provided by operating activities during the six months ended June 30, 2007 was approximately $9.9 million. Cash from operations was generated through income from operations, adjusted to exclude the effect of non-cash charges including depreciation, amortization, lease restructuring, and stock-based compensation. In addition, cash from operations was generated by the increase in our inventory turns and the collection of annual support and maintenance that was deferred and will be recognized during the remainder of 2007. These increases in cash were offset by an increase in the Company’s accounts receivable, and a decrease in accrued liabilities. The increase in receivables is due to normal quarterly fluctuations and the growth of the business as reflected in the year over year revenue increase. The decrease in accrued liabilities is due to normal operating fluctuations and the payment of 2006 bonuses during the first quarter of 2007. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

Cash provided by operating activities during the six months ended June 30, 2006 was approximately $5.0 million. Cash from operations was mainly generated through income from operations, the adding back of non-cash items such as depreciation and amortization, lease restructuring, the release of the valuation allowance related to the Company’s deferred tax assets and stock-based compensation. These increases in cash were partially offset by an increase in the Company’s accounts receivable and inventory balances. The increase in receivables is due to normal quarterly fluctuations and the growth of the business as reflected in the revenue growth year over year. The increase in inventory is also due to normal quarterly fluctuations and in anticipation of increases in hardware shipments in future quarters. The increase in accounts payable (which has a positive effect on cash flow) is a direct result of the increase in inventory and the fact that payments to the Company’s vendors that supplied it with inventory were not due at quarter-end. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

Cash used in investing activities during the six months ended June 30, 2007 was approximately $2.9 million. Approximately $1.4 million of the cash was invested in property and equipment. The Company continued to increase its investment in future products by investing $1.5 million in internally developed capitalizable software during the first half of 2007.

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

Cash used in financing activities during the six months ended June 30, 2007 was approximately $6.6 million. Financing activities in the first half of 2007 included cash proceeds from employees for the exercise of stock options, and repayment of promissory notes related to the MenuLink acquisition, scheduled payments under the Credit Agreement and payments against the revolving loan facility.

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

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases computer equipment under capital lease agreements which expire on various dates through June 2011. Contractual obligations as of June 30, 2007 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital leases	$1,498	$448	$845	$205	$—
Operating leases	35,452	6,584	12,200	9,801	6,867
Other obligations:
Notes payable – acquisition of MenuLink Computer Solutions	1,990	1,393	597	—	—
Notes payable – acquisition of Aloha Technologies	964	—	964	—	—
Term note (Credit Agreement)	21,142	5,900	15,242	—	—
Short-term debt facility	500	500	—	—	—
Estimated interest payments on notes payable, term notes and capital leases (1)	3,482	1,827	1,649	6	—
Purchase commitments (2)	336	336	—	—	—

Total contractual obligations	$65,364	$16,988	$31,497	$10,012	$6,867

As of June 30, 2007, the noncurrent portion of our income tax liability, including accrued interest and penalties related to unrecognized tax benefits, is $2.5 million. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined; however, it is not expected to be due within the next twelve months. The Company will include its income tax liabilities in the “Aggregate Contractual Obligations” table in its Annual Report on Form 10-K for the year ended December 31, 2007.

(1)	For purposes of this disclosure, we used the interest rates in effect as of June 30, 2007 to estimate future interest expense. See Note 6 to the condensed consolidated financial statements for further discussion of our debt components and their interest rate terms.
(2)	The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The related supplies are to be delivered at various dates through May 2008.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended December 31, 2006, except as follows:

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for Radiant beginning in 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The adoption of FIN 48 has resulted in a transition adjustment reducing beginning retained earnings by $0.9 million. If recognized, the tax portion of the adjustment would affect the effective tax rate.

For additional information regarding the adoption of FIN 48, see Note 10, Income Taxes. For further discussion of the Company’s critical accounting estimates related to income taxes, see the 2006 Annual Report on Form 10-K.

Accounting Pronouncements

In February 2007, the FASB released Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” Under SFAS 159 companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact, if any, of this statement on its financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Radiant Systems, Inc. and its subsidiaries contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of Radiant, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Radiant’s future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”), including the section titled “Risk Factors” therein. These and many other factors could affect Radiant’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Radiant or on its behalf. Radiant undertakes no obligation to revise or update any forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments that are subject to market risks are its long-term debt. During the second quarter of 2007, the weighted average interest rate on its long-term debt was approximately 8.31%. A 10.0% increase in this rate would have impacted interest expense by approximately $61,000 for the three-month period ended June 30, 2007.

As more fully explained in Note 8 to the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $7.9 million and $9.3 million for the three months ended June 30, 2007 and 2006, respectively, and approximately $14.6 million and $15.5 million during the six months ended June 30, 2007 and 2006, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effects of foreign exchange rate fluctuations on the Company’s results of operations and financial position during the three and six-month periods ended June 30, 2007 and 2006 were not material.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of June 30, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

During the quarter ended June 30, 2007, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 6, 2007. We solicited proxies for the meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Management’s nominees for election to our Board of Directors as listed in our proxy statement were elected for three-year terms, with the results of the voting as follows (there were no broker non-votes on this matter):

Nominee	Votes For	Votes Withheld
James S. Balloun	23,482,222	963,953
John H. Heyman	24,040,996	405,179
Donna A. Lee	23,911,960	534,215

As indicated in the above table, James S. Balloun, John H. Heyman and Donna A. Lee were elected as Class II Directors for terms expiring at the Company’s 2010 annual meeting of stockholders. The terms of the following Class III Directors will continue until the annual meeting in 2008: J. Alexander Douglas, Jr. and Michael Z. Kay. The terms of the following Class I Directors will continue until the annual meeting in 2009: William A. Clement, Jr. and Alon Goren.

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (“2/97 S-1”), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (“6/97 S-1”), (iii) the Registrant’s Form 8-K filed January 9, 2006 (the “January 9, 2006 8-K”), (iv) the Registrant’s Form 10-Q for the quarter ended June 30, 2006 (“6/30/06 10-Q”) and (v) the Registrant’s From 10-Q for the quarter ended March 31, 2007 (“3/31/07 10-Q”).

Exhibit No.	Description
*2.1	Asset Purchase Agreement, dated as of December 12, 2005, by and among Radiant Systems, Inc., Synchronics, and Jeff Goldstein (January 9, 2006 8-K).

*2.1.1	Amendment No. 1 to Asset Purchase Agreement, dated January 3, 2006, by and between Radiant Systems, Inc., Synchronics, Inc. and Jeff Goldstein (6/30/06 10-Q)

*3.1	Amended and Restated Articles of Incorporation (2/97 S-1)

*3.2	Amended and Restated Bylaws (6/97 S-1)

*10.1	2007 Short-Term Incentive Plan of John H. Heyman (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC). (3/31/07 10-Q)

*10.2	2007 Short-Term Incentive Plan of Alon Goren (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC). (3/31/07 10-Q)

*10.3	2007 Short-Term Incentive Plan of Mark E. Haidet (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC). (3/31/07 10-Q)

*10.4	2007 Short-Term Incentive Plan of Andrew S. Heyman (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC). (3/31/07 10-Q)

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

.	RADIANT SYSTEMS, INC

Dated: July 27, 2007	By:	/s/ Mark E. Haidet
Mark E. Haidet,
Chief Financial Officer
(Duly authorized officer and principal financial officer)