Form 10-Q
period 2007-09-30
RADIANT SYSTEMS INC
filed 2007-10-26
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of October 22, 2007, there were 31,822,653 shares of the registrant’s no par value common stock outstanding.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information contained in this report is furnished by Radiant Systems, Inc. (“Radiant,” “Company,” “we,” “us,” or “our”). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. The financial information presented herein should be read in conjunction with the financial statements included in the Company’s Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$19,542	$15,720
Accounts receivable, net of allowance for doubtful accounts of $3,413 and $3,510, respectively	40,025	34,104
Receivable due from BlueCube	—	1,099
Inventories, net	26,978	26,484
Deferred tax assets	8,714	9,327
Other current assets	2,056	1,310

Total current assets	97,315	88,044
Property and equipment, net	14,143	14,726
Software development costs, net	6,888	5,019
Deferred tax assets, non-current	4,245	5,252
Goodwill	62,444	61,948
Intangible assets, net	20,178	23,447
Other long-term assets	315	219

Total assets	$205,528	$198,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt facility	$—	$6,489
Current portion of long-term debt	7,511	7,261
Accounts payable	13,641	12,939
Accrued liabilities	16,086	17,491
Accrued contractual obligations and payables due to BlueCube	—	3,665
Client deposits and unearned revenues	14,514	10,365
Current portion of capital lease payments	381	178

Total current liabilities	52,133	58,388
Client deposits and unearned revenues, net of current portion	47	188
Capital lease payments, net of current portion	938	451
Long-term debt, net of current portion	14,774	20,444
Other long-term liabilities	4,649	3,213

Total liabilities	72,541	82,684

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 31,745,726 and 30,923,800 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	146,543	137,151
Accumulated deficit	(15,287)	(21,667)
Accumulated other comprehensive income	1,731	487

Total shareholders’ equity	132,987	115,971

Total liabilities and shareholders’ equity	$205,528	$198,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenues:
System sales	$35,325	$34,497	$104,018	$93,024
Client support, maintenance and other services	27,218	23,056	78,876	68,443

Total revenues	62,543	57,553	182,894	161,467
Cost of revenues:
System sales	19,023	18,548	54,498	49,202
Client support, maintenance and other services	15,956	14,361	47,356	41,161

Total cost of revenues	34,979	32,909	101,854	90,363

Gross profit	27,564	24,644	81,040	71,104

Operating expenses:
Product development	5,687	5,418	17,164	16,423
Sales and marketing	7,337	6,335	21,567	19,166
Depreciation of fixed assets	1,071	979	3,104	2,521
Amortization of intangible assets	1,029	2,047	3,271	6,142
General and administrative	6,337	6,102	20,121	18,717
Other non-recurring operating expenses	—	—	907	1,663

Total operating expenses	21,461	20,881	66,134	64,632

Income from operations	6,103	3,763	14,906	6,472
Interest expense, net	(577)	(813)	(1,911)	(2,181)
Other (expense) income, net	(134)	—	(246)	129

Income from operations before income tax (provision) benefit	5,392	2,950	12,749	4,420
Income tax (provision) benefit	(2,446)	(517)	(5,482)	10,343

Net income	$2,946	$2,433	$7,267	$14,763

Net income per share:
Basic income per share	$0.09	$0.08	$0.23	$0.48

Diluted income per share	$0.09	$0.08	$0.22	$0.45

Weighted average shares outstanding:
Basic	31,494	30,740	31,205	30,857

Diluted	33,331	32,327	32,957	32,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
BALANCE, December 31, 2006	30,924	$—	$137,151	$(21,667)	$487	$115,971

Components of Comprehensive income:
Net income	—	—	—	7,267	—	7,267
Foreign currency translation adjustment	—	—	—	—	1,244	1,244

Total comprehensive income	—	—	—	7,267	1,244	8,511
Exercise of employee stock options	816	—	5,495	—	—	5,495
Stock issued under employee stock purchase plan	6	—	85	—	—	85
Tax benefits related to stock options	—	—	1,019	—	—	1,019
Stock-based compensation	—	—	2,793	—	—	2,793
Cumulative effect adjustment due to adoption of FIN 48	—	—	—	(887)	—	(887)

BALANCE, September 30, 2007	31,746	$—	$146,543	$(15,287)	$1,731	$132,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,267	$14,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,858	9,222
Stock-based compensation expense	2,738	2,443
Other non-recurring operating expenses (see Note 7)	(300)	1,663
Release of valuation allowance related to deferred tax assets	—	(11,322)
Utilization of acquired deferred tax asset	—	43
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(4,285)	(11,966)
Inventories	(359)	(10,180)
Other assets	102	646
Accounts payable	(2,302)	6,995
Accrued liabilities	(1,766)	(4,798)
Payables due to BlueCube (see Note 9)	—	328
Client deposits and deferred revenue	4,149	(1,230)
Other liabilities	1,161	1,586

Net cash provided by (used in) operating activities	13,263	(1,807)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,768)	(4,784)
Capitalized software development costs	(2,113)	(1,940)
Acquisition of Synchronics, net of cash acquired	—	(19,474)

Net cash used in investing activities	(3,881)	(26,198)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	5,495	3,217
Tax benefits from stock options	1,019	—
Proceeds from shares issued under ESPP	85	—
Repurchase of common stock	—	(4,972)
Principal payments on capital lease obligations	(250)	(26)
Proceeds under long-term debt facility	—	16,000
Net (payments) borrowings under short-term debt facility	(6,489)	7,489
Principal payments on notes payable to shareholders	(990)	(951)
Principal payments on long-term debt facility	(4,430)	(3,929)

Net cash (used in) provided by financing activities	(5,560)	16,828

Increase (decrease) in cash and cash equivalents	3,822	(11,177)
Cash and cash equivalents at beginning of period	15,720	17,641

Cash and cash equivalents at end of period	$19,542	$6,464

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash transactions related to acquisitions and divestitures (see Note 3):
Issuance of common stock—Synchronics	$—	$7,292

Adjustment related to change in contingent liabilities of MenuLink	$—	$160

Cash paid for interest	$2,025	$2,073

Cash paid for income taxes	$305	$31

Assets acquired under capital leases	$940	$—

Purchases of property and equipment	$32	$1,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Radiant Systems, Inc. (“Radiant” or the “Company”), included herein, have been prepared on a basis consistent with the December 31, 2006 audited consolidated financial statements, except for the adoption as of January 1, 2007 of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Radiant’s Form 10-K for the year ended December 31, 2006. Radiant’s results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of future operating results.

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

The following is a reconciliation of the denominators used in the basic and diluted net income per share computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average shares outstanding used to compute basic net income per share	31,494	30,740	31,205	30,857
Effect of dilutive stock options	1,837	1,587	1,752	1,846

Weighted average shares outstanding and dilutive stock options used to compute diluted net income per share	33,331	32,327	32,957	32,703

For the three months ended September 30, 2007 and 2006, options to purchase approximately 1.6 million and 2.3 million shares of common stock were excluded from the above reconciliation, as the options were antidilutive for the periods then ended. For the nine months ended September 30, 2007 and 2006, options to purchase approximately 2.2 million and 2.0 million shares of common stock were excluded from the above reconciliation, as the options were antidilutive for the periods then ended.

Comprehensive Income

The Company’s comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the three months ended September 30, 2007 and 2006 was approximately $3.6 million and $2.5 million, respectively. Total comprehensive income for the nine months ended September 30, 2007 and 2006 was approximately $8.5 million and $15.1 million, respectively.

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

2. STOCK-BASED COMPENSATION

Radiant has adopted stock plans that provide for the grant of incentive and non-qualified stock options to directors, officers, and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. In addition, Radiant provides employees stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). The ESPP was suspended on December 31, 2005 in an effort to reduce future stock compensation expense. The Company reinstated the ESPP program during the third quarter of 2006 on terms that permit employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. Based on these terms, the reinstated ESPP will not result in any future stock compensation expense. The Company has authorized approximately 16.2 million shares for awards of options, of which approximately 1.1 million shares are available for future grants as of September 30, 2007.

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

Equity-based compensation expense recognized under SFAS 123(R) in the condensed consolidated statements of operations for the three months ended September 30, 2007 and 2006 was approximately $1.0 million and $0.8 million, respectively, and was $2.7 million and $2.4 million for the nine months ended September 30, 2007 and 2006, respectively. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Equity-based compensation expense reduced basic earnings per share by $0.03 and $0.03 for the three months ended September 30, 2007 and 2006, respectively, and reduced diluted earnings per share by $0.03 and $0.03, respectively, for the three months ended September 30, 2007 and 2006. Equity-based compensation expense reduced basic earnings per share by $0.09 and $0.08 for the nine months ended September 30, 2007 and 2006, respectively, and reduced diluted earnings per share by $0.08 and $0.07, respectively, for the nine months ended September 30, 2007 and 2006. The non-cash stock-based compensation expense was included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cost of revenues - systems	$39	$142	$121	$370
Cost of revenues - client support, maintenance and other services	70	61	209	164
Product development	140	123	399	441
Sales and marketing	259	206	728	557
General and administrative	444	278	1,281	911

Non-cash stock based compensation expense	$952	$810	$2,738	$2,443

For the three-month periods ended September 30, 2007 and 2006, the total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation, recorded in accordance with SFAS No. 123(R), was approximately $0.9 million and $0.2 million, respectively. For the nine-month periods ended September 30, 2007 and 2006, the total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation, recorded in accordance with SFAS No. 123(R), was approximately $1.5 million and $0.2 million, respectively. The Company capitalized approximately $14,000 and $28,000 in compensation cost related to product development for the three month periods ended September 30, 2007 and 2006, respectively. The Company capitalized approximately $55,000 and $50,000 in compensation cost related to product development for the nine month periods ended September 30, 2007 and 2006, respectively.

Stock Options

The exercise price of each stock option equals the market price of Radiant’s common stock on the date of grant. Most options are scheduled to vest equally over a three or four-year period or when certain stock performance requirements are met. These stock performance requirements include a provision that allows for early vesting if certain stock price targets are met. The Company recognizes stock-based compensation expense using the graded vesting attribution method. Outstanding options expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model for the three and nine-month periods ended September 30, 2007 and 2006 are outlined in the following table:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Expected volatility	47%	53%	47-49%	53-55%
Expected life (in years)	3-4	3-4	3-4	3-4
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	4.1%	4.6%	4.1% - 5.0%	4.6% - 5.4%

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

A summary of the changes in stock options outstanding under Radiant’s equity-based compensation plans during the nine months ended September 30, 2007 is presented below:

(in thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	6,284	$9.58	4.95
Granted	725	$12.44
Exercised	(834)	$6.71
Forfeited or cancelled	(207)	$9.84
Outstanding at September 30, 2007	5,968	$10.32	4.22	$37,009
Vested or expected to vest at September 30, 2007	5,666	$10.33	4.22	$35,291
Exercisable at September 30, 2007	4,130	$10.41	4.12	$26,472

The weighted average grant-date fair value of options granted during the three-month periods ended September 30, 2007 and 2006 were $5.35 and $4.16, respectively. The weighted average grant-date fair value of options granted during the nine-month periods ended September 30, 2007 and 2006 were $4.61 and $5.22, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the three month periods ended September 30, 2007 and 2006, was approximately $4.1 million and $0.9 million, respectively, and $6.1 million and $4.4 million for the nine month periods ended September 30, 2007 and 2006, respectively. The total fair value of options that vested during the three-month periods ended September 30, 2007 and 2006 was approximately $0.1 million and $0.1 million, respectively. The total fair value of options that vested during the nine month periods ended September 30, 2007 and 2006 was approximately $0.9 million and $0.5 million, respectively. At September 30, 2007, Radiant had approximately 1.8 million unvested options outstanding with a weighted-average grant-date fair value of $3.03. Of the 1.8 million options that were unvested at September 30, 2007, there were 0.4 million options that had a vesting period based on stock performance requirements. The unvested options have a total unrecognized compensation expense of approximately $5.0 million, net of estimated forfeitures, which will be recognized over the weighted average period of 1.5 years. Cash received from stock option exercises was approximately $3.4 million and $0.8 million during the three month periods ending September 30, 2007 and 2006, respectively, and $5.5 million and $3.2 million for the nine month periods ended September 30, 2007 and 2006, respectively.

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

Changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows (in thousands):

	Hospitality	Retail	Total
BALANCE, December 31, 2006	$37,751	$24,197	$61,948

Currency translation adjustment related to Breeze acquisition	—	496	496

BALANCE, September 30, 2007	$37,751	$24,693	$62,444

Intangible Assets

A summary of the Company’s intangible assets as of September 30, 2007 and December 31, 2006 is as follows (in thousands):

	Weighted Average Amortization Lives	September 30, 2007		December 31, 2006
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core and developed technology – Hospitality	3.5 years	$12,700	$(11,744)	$12,700	$(11,221)
Reseller network – Hospitality	15 years	9,200	(2,274)	9,200	(1,814)
Direct sales channel – Hospitality	10 years	3,600	(1,335)	3,600	(1,065)
Covenants not to compete – Hospitality	4 years	1,750	(1,531)	1,750	(1,471)
Trademarks and tradenames – Hospitality	Indefinite	1,300	—	1,300	—
Trademarks and tradenames – Hospitality	5 years	300	(119)	300	(74)
Customer list and contracts – Hospitality	6 years	1,650	(570)	1,650	(383)
Core and developed technology – Retail	4 years	3,800	(1,662)	3,800	(950)
Reseller network – Retail	6 years	5,200	(1,517)	5,200	(867)
Subscription sales – Retail	4 years	1,400	(613)	1,400	(350)
Trademarks and tradenames – Retail	6 years	700	(204)	700	(117)
Other		518	(371)	492	(333)

Total intangible assets		$42,118	$(21,940)	$42,092	$(18,645)

Approximate amortization expense, assuming no future acquisitions, dispositions or impairments of intangible assets, for the following 12-month periods subsequent to September 30, 2007 are listed below (in thousands):

12-month period ended September 30,
2008	$4,117
2009	4,092
2010	2,619
2011	2,186
2012	1,444
Thereafter	4,420

$18,878

5. INVENTORY

Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventory as of September 30, 2007 and December 31, 2006 is as follows (in thousands):

	September 30, 2007	December 31, 2006
Raw materials, net	$15,585	$16,338
Work in process	200	533
Finished goods, net	11,193	9,613

	$26,978	$26,484

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

The Credit Agreement contains certain customary representations and warranties from Radiant. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of Radiant’s assets; and limitations on transactions with related parties. In addition, the Credit Agreement contains various financial covenants, including: minimum EBITDA levels; minimum tangible net worth; and maximum capital expenditures. As of September 30, 2007, the Company was in compliance with all financial covenants. The Credit Agreement also contains customary events of default, including: nonpayment of principal, interest, fees or charges when due; breach of covenants; material inaccuracy of representations and warranties when made; and insolvency. If any events of default occur and are not cured within the applicable grace periods or waived, the administrative agent shall, at the election of the required lenders, terminate the commitments and declare the loans then outstanding to be due and payable in whole or in part, together with accrued interest and any unpaid accrued fees and all other liabilities of Radiant thereunder. The Credit Agreement is secured by the assets of the Company. As of September 30, 2007, the Company had approximately $0.6 million in letters of credit against its available borrowing base of approximately $15.4 million, and no outstanding balance against the revolving loan facility.

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

The following is a summary of long-term debt and the related balances as of September 30, 2007 and December 31, 2006 (in thousands):

Description of Debt	September 30, 2007	December 31, 2006
Promissory note (as amended) with Aloha shareholders bearing interest based on the prime rate plus one percent (9.25% as of September 30, 2007) with interest being paid monthly and principal being paid over the course of three fiscal quarters beginning in the third quarter of 2008	$964	$964
Term loan (as amended) with a bank bearing interest based on the prime rate (7.75 % as of September 30, 2007) with principal being paid at $492 per month plus accrued interest (all unpaid principal and accrued interest is due upon termination or expiration of the Credit Agreement)	19,667	24,092

Promissory notes with MenuLink shareholders bearing interest based on the prime rate (8.25% as of September 30, 2007) and being paid in thirty-six installments of principal and interest through the fourth quarter of 2008	1,654	2,649

Total	$22,285	$27,705

Approximate maturities of notes payable for the following 12-month periods subsequent to September 30, 2007 are listed below (in thousands):

12-month period ended September 30,
2008	$7,511
2009	6,907
2010	7,867

$22,285

7. OTHER NON-RECURRING OPERATING EXPENSES

Due Diligence Costs

During the second quarter of 2007, the Company incurred expenses in the amount of $1.2 million related to pre-acquisition charges such as accounting, tax and legal due diligence fees. The Company determined that such acquisitions will not take place. Such charges were written off and recorded as “Other non-recurring operating expenses” in the Company’s statement of operations during the nine- month period ended September 30, 2007.

Lease Restructuring Charges – Bedford, Texas

During the second quarter of 2006, Radiant relocated its offices in Bedford, Texas to a facility in Fort Worth, Texas. The Company was contractually liable for the lease payments on the abandoned Bedford facility through September 2007 (lease expiration). In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments and estimated maintenance costs at the abandonment date. The restructuring charges were attributable to the Company’s Hospitality business segment.

The abandonment of the Bedford facility resulted in a restructuring charge of approximately $1.4 million in the second quarter of 2006, which consisted of the fair value of the remaining lease liability and ongoing maintenance costs. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.1 million in restructuring charges as the initial assumption regarding ongoing maintenance costs had changed. The Company anticipates the remaining payments will be made by the end of the fourth quarter of 2007. The table below summarizes the activity in the restructuring reserve (in thousands):

Total
Balance, December 31, 2006	$710

Restructuring charges	(48)
Expenses charged against restructuring reserve	(638)

Balance, September 30, 2007	$24

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

This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.2 million in restructuring charges as the initial assumption regarding the ability to sublease the facility had changed. As of September 30, 2007, approximately $0.5 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the fourth quarter of 2010 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2006	$414	$488	$902

Restructuring charges	(211)	(41)	(252)
Expenses charged against restructuring reserve	(18)	(112)	(130)

Balance, September 30, 2007	$185	$335	$520

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

A summary of the key measures for the Company’s operating segments is as follows (in thousands):

	For the three months ended September 30, 2007
	Hospitality	Retail	Other	Total
Revenues	$41,986	$19,590	$967	$62,543
Amortization of intangible assets	453	570	5	1,029
Product development	3,207	1,148	—	4,355
Net income before allocation of central costs	9,340	3,665	295	13,300
Goodwill	37,751	24,693	—	62,444
Other identifiable assets	48,370	31,734	2,705	82,808

	For the three months ended September 30, 2006
	Hospitality	Retail	Other	Total
Revenues	$36,438	$20,296	$819	$57,553
Amortization of intangible assets	1,470	571	6	2,047
Product development	3,064	1,414	47	4,525
Net income before allocation of central costs	5,266	3,484	176	8,926
Goodwill	36,930	24,004	—	60,934
Other identifiable assets	46,413	30,175	1,376	77,964

	For the nine months ended September 30, 2007
	Hospitality	Retail	Other	Total
Revenues	$122,369	$58,696	$1,829	$182,894
Amortization of intangible assets	1,546	1,713	12	3,271
Product development	10,259	3,188	—	13,447
Net income before allocation of central costs	25,146	11,941	787	37,874

	For the nine months ended September 30, 2006
	Hospitality	Retail	Other	Total
Revenues	$104,272	$55,578	$1,617	$161,467
Amortization of intangible assets	4,410	1,712	20	6,142
Product development	9,379	4,108	78	13,565
Net income before allocation of central costs	13,842	8,705	140	22,687

The reconciliation of product development expense from reportable segments to total product development expense for the three and nine-month periods ended September 30, 2007 and 2006 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Product development expense for reportable segments	$4,355	$4,525	$13,447	$13,565
Indirect product development expense unallocated	1,332	893	3,717	2,858

Product development expense	$5,687	$5,418	$17,164	$16,423

The reconciliation of net income from reportable segments to total net income for the three and nine-month periods ended September 30, 2007 and 2006 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Net income before allocation of central costs	$13,300	$8,926	$37,874	$22,687
Central corporate expenses unallocated	(10,354)	(6,493)	(30,607)	(19,246)
Release of valuation allowance related to deferred tax assets	—	—	—	11,322

Net income	$2,946	$2,433	$7,267	$14,763

The reconciliation of other identifiable assets to total assets as of September 30, 2007 and December 31, 2006 is as follows (in thousands):

	Balance at
	September 30, 2007	December 31, 2006
Other identifiable assets for reportable segments	$82,808	$80,362
Goodwill for reportable segments	62,444	61,948
Central corporate assets unallocated	60,276	56,345

Total assets	$205,528	$198,655

Revenues not associated with the Company’s Hospitality and Retail segments are comprised of revenues from hardware sales outside the Company’s segments.

The Company distributes its technology both within the United States of America and internationally. The Company currently has international offices in Australia, the Czech Republic, the United Kingdom and Singapore. Revenues derived from international sources were approximately $6.4 million and $11.5 million for the three months ended September 30, 2007 and 2006, respectively, and approximately $21.0 million and $27.0 million for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007 and 2006, the Company had international identifiable assets, including goodwill, of approximately $16.7 million and $14.2 million, respectively, of which approximately $4.6 million and $4.1 million, respectively, are considered long-lived assets.

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

As a result of the Synchronics acquisition which occurred in the first quarter of 2006, the Company entered into a 5-year lease agreement for property located in Memphis, Tennessee, which was the headquarters of Synchronics, with Jeff Goldstein Investment Partnership. Mr. Goldstein was the previous owner of Synchronics and was employed by the Company. On April 30, 2007, the Company terminated Mr. Goldstein’s employment. This termination of employment was on a mutual basis. As a result, all subsequent transactions occurring between the Company and Mr. Goldstein are no longer considered related party transactions.

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

The Company has accrued $0.1 million in penalties and interest associated with uncertain tax positions for the three and nine-months ended September 30, 2007. Consistent with the Company’s practice, penalties and interest are recorded as part of the Company’s income tax expense.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006 and June 30, 2007 and the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006.

System sales – The Company derives the majority of its revenues from sales and licensing fees for its point-of-sale hardware, software and site management software solutions. System sales during the third quarter of 2007 were approximately $35.3 million. This is an increase of $0.8 million, or 2%, from the same period in 2006, and a decrease of $1.4 million, or 4%, from the second quarter of 2007. System sales during the nine-month period ended September 30, 2007 were $104.0 million compared to $93.0 million for the same period in 2006, an increase of 12%.

The year over year quarterly and nine month increases are primarily due to the continued expansion of direct sales in the Hospitality segment, increased use of the reseller market for both our segments, and the continued success of selling the Company’s hardware products into its hospitality markets. The decrease from the second quarter of 2007 was primarily due to an expected reduction in revenues being generated in our Entertainment and Convenience Store business units as well as a movement by our customers from systems sale purchases to subscription sales. The expected reduction was not fully replaced in the quarter by growth in other areas of the business.

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

Revenues from client support, maintenance and other services during the third quarter of 2007 were approximately $27.2 million. This is an increase of 18% from the same period in 2006 and an increase of 4% from the second quarter of 2007. Revenues from client support, maintenance and other services for the nine month period ended September 30, 2007 were approximately $78.9 million compared to $68.4 million for the same period in 2006, an increase of 15%. These increases are primarily due to the additional revenues generated in both software and hardware support and maintenance resulting from increased software and hardware sales in 2006 and 2007, the increase in revenues generated from the Company’s subscription products due to continued marketing efforts around this product line and the additional revenues generated through the growth of custom development and consulting projects.

System sales gross profit – Cost of system sales consists primarily of hardware and peripherals for site-based systems, amortization of costs for internally developed software and labor. All costs, other than amortization, are expensed as products are shipped, while software amortization is expensed at the greater of straight line amortization or in proportion to sales volume.

System sales gross profit in the third quarter of 2007 increased by $0.4 million, or 2%, as compared to the same period in 2006, while the gross profit percentage remained flat at 46%. For the nine month period ended September 30, 2007 as compared to the same period in 2006, system sales gross profit increased by approximately $5.7 million, or 13%, while the gross profit percentage increased by 1% to 48%. System sales gross profit for the third quarter of 2007 decreased by approximately $1.8 million, or 10%, compared to the second quarter of 2007, while the gross profit percentage decreased by 3%. This decrease was primarily due to product mix and a higher volume of hardware sales in the overall sales mix in the third quarter of 2007.

Client support, maintenance and other services gross profit – Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations.

The gross profit on service sales increased by approximately $2.6 million, or 30%, in the third quarter of 2007 as compared to the same period in 2006, while the gross profit percentage increased by 4 points to 41%. For the nine month period ended September 30, 2007, the gross profit on service sales increased by approximately $4.2 million, or 16%, as compared to the same period in 2006, while the gross profit percentage remained flat. The gross profit percentage on service sales increased in the third quarter of 2007 over the second quarter of 2007 by 2%. The increase in the gross profit percentage in the third quarter over the comparable periods in 2006 and from the second quarter of 2007 was the result of continued focus on improving margins within our consulting, custom development, subscription and maintenance businesses through better utilization of personnel.

Segment revenues – During the third quarter of 2007, total revenues in the Hospitality business segment increased by approximately $5.5 million, or 15%, compared to the same period in 2006. For the nine months ended September 30, 2007, total revenues in the Hospitality business segment increased by approximately $18.1 million, or 17%, compared to the same period in 2006. During the third quarter of 2007 total revenues in the Hospitality business segment increased by approximately $0.8 million, or 2%, compared to the second quarter of 2007. These increases are primarily due to the successful integration of MenuLink into our business model and the continued volume growth within the reseller channel and direct sales.

During the third quarter of 2007, total revenues in the Retail business segment decreased by approximately $0.7 million, or 3%, compared to the same period in 2006. For the nine months ended September 30, 2007, total revenues in the Retail business segment increased by approximately $3.1 million, or 6%, compared to the same period in 2006. During the third quarter of 2007 total revenues in the Retail business segment decreased by approximately $1.7 million, or 8%, compared to the second quarter of 2007. The decrease is primarily due to the expected reduction in revenues being generated by our Convenience Store business unit. Our Specialty Retail business unit has continued to grow significantly year over year and quarter over quarter.

Segment net income before allocation of central costs – The Company measures segment profit based on net income before the allocation of certain central costs. During the third quarter of 2007, total net income before allocation of central costs in the Hospitality business segment increased by approximately $4.1 million, or 77%, compared to the same period in 2006. For the nine months ended September 30, 2007, total net income before the allocation of central costs in the Hospitality business segment increased by approximately $11.3 million, or 82%, as compared to the same period in 2006. Total net income before the allocation of central costs in the Hospitality business segment for the third quarter of 2007 increased by $0.8 million, or 9%, as compared to the second quarter of 2007. These increases were primarily due to revenue and utilization gains in our recurring lines of business, additional revenues resulting from the acquisition of MenuLink and increased demand throughout the Hospitality industry.

During the third quarter of 2007, total net income before allocation of central costs in the Retail business segment increased by approximately $0.2 million, or 5%, compared to the same period in 2006. For the nine months ended September 30, 2007, total net income before the allocation of central costs in the Retail business segment increased by approximately $3.2 million, or 37%, as compared to the same period in 2006. These increases are primarily due to the integration of the Synchroncis acquisition into our business while continuing to significantly grow our presence in the Specialty Retail market. Total net income before the allocation of central costs in the Retail business segment for the third quarter of 2007 decreased by $1.1 million, or 24%, as compared to the second quarter of 2007. This decrease is due to the expected reduction in revenues being generated by our Convenience Store business unit. The continued growth of our Specialty Retail business unit did not fully compensate for the decrease seen in the Convenience Store business unit.

Total operating expenses – The Company’s total operating expenses increased by approximately $0.6 million, or 3%, during the third quarter of 2007 as compared to the same period in 2006, by approximately $1.5 million, or 2%, for the nine months ended September 30, 2007 compared to the same period in 2006 and decreased approximately $2.4 million, or 10%, from the second quarter of 2007 due to the following:

•

Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues which are included in costs of client support, maintenance and other services. Product development expenses increased during the third quarter of 2007 by approximately $0.3 million, or 5%, as compared to the same period in 2006, by $0.7 million, or 5% during the nine months ended September 30, 2007 as compared to the same period in 2006, and decreased by $0.2 million, or 4%, from the second quarter of 2007. The quarterly and year to date fluctuations are primarily a result of an increase in the level of investment in future products. The reduction of expenses in the third quarter of 2007 is attributable to the reduction of product development investments being made in our Entertainment business unit upon the completion of our next generation product, as well as a reduction in third-party resources utilized during the second quarter of 2007. Product development expenses as a percentage of revenues were 9% for the third quarters of 2007 and 2006, and for the nine months ended September 30, 2007 compared to 10% for the same period in 2006, and 9% for the second quarter of 2007.

•

Sales and marketing expenses – Sales and marketing expenses increased during the third quarter of 2007 by approximately $1.0 million, or 16%, as compared to the same period in 2006, by $2.4 million, or 13% during the nine months ended September 30, 2007 as compared to the same period in 2006, and decreased by $0.1 million, or 1%, from the second quarter of 2007. These fluctuations were primarily related to an increase in revenue-generated expenditures (such as internal and external commissions) and an increase in the Company’s bad debt expense during the first half of 2007. Sales and marketing expenses as a percentage of revenues were 12% for the third quarter of 2007, 11% for the same period in 2006, 12% for the nine months ended September 30, 2007 and 2006, and 12% for the second quarter of 2007.

•

Other non-recurring operating expenses – The Company incurred $1.2 million of professional fees in connection with two proposed acquisitions which did not occur and therefore recorded the associated fees as an expense in the second quarter of 2007. Additionally, during the second quarter of 2006, Radiant relocated its offices in Bedford, Texas to a facility in Fort Worth, Texas. The Company was contractually liable for the lease payments on the abandoned Bedford facility through September 2007 (lease expiration). In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments and estimated maintenance costs at the abandonment date. The restructuring charges were attributable to the Company’s Hospitality business segment. The abandonment of the Bedford facility resulted in a restructuring charge of approximately $1.4 million in the second quarter of 2006, which consisted of the fair value of the remaining lease liability and ongoing maintenance costs. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.1 million as the initial assumption regarding ongoing maintenance costs changed. During the third quarter of 2005, Radiant decided to consolidate certain facilities located in Alpharetta, Georgia, in order to reduce future operating costs. This resulted in the abandonment of one facility, which formerly housed the Company’s customer support call center. The restructuring charges were not attributable to any of the Company’s reportable segments. In accordance with SFAS 146, the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments at the abandonment date less the estimated sublease rentals that could reasonably be obtained from the property. This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.2 million as the initial assumption regarding the ability to sublease the facility changed. As of September 30, 2007, the Company had approximately $0.5 million related to the lease commitments. (See Note 7).

•

Depreciation and amortization expenses – Depreciation and amortization expenses decreased during the third quarter of 2007 by approximately $0.9 million, or 31%, as compared to the same period of 2006, decreased by $2.3 million, or 26% for the nine month period ended September 30, 2007 compared to the same period in 2006, and increased by $0.1 million, or 3%, from the second quarter of 2007. The quarterly and year to date fluctuations are primarily due to the completion of amortization of certain intangibles related to the acquisition of Aloha Technologies, Inc. The increase from the second quarter is due to planned capital purchases that have occurred throughout 2007.

•

General and administrative expenses – General and administrative expenses increased during the third quarter of 2007 by approximately $0.2 million, or 4%, as compared to the same period in 2006, increased by $1.4 million, or 8% during the nine months ended September 30, 2007 as compared to the same period in 2006, and decreased by $1.0 million, or 13%, from the second quarter of 2007. The increases are primarily due to additional investments in general and administrative areas to accommodate the growth of the business throughout the first half of 2007. In addition, we had several one-time operating expense items that were recorded during the first half of 2007. The decrease in the third quarter of 2007 compared to the second quarter of 2007 is due to the one-time operating expense items that occurred in the second quarter not reoccurring in the third quarter. General and administrative expenses as a percentage of revenues were 10% for the third quarter of 2007, 11% for the same period in 2006, 11% for the nine months ended September 30, 2007 and 12% for the same period in 2006, and 12% for the second quarter of 2007.

Interest income and expense – The Company’s interest income is derived from the investment of the Company’s cash and cash equivalents and has remained flat in the three and nine months ended September 30, 2007 as compared to the same period in 2006. The Company’s interest expense includes interest expense incurred on its long-term debt and capital lease obligations. Interest expense decreased by approximately $0.2 million, or 29%, in the third quarter of 2007 compared to the same period in 2006, decreased by $0.3 million, or 13%, for the nine months ended September 30, 2007 compared to the same period in 2006, and decreased 5% from the second quarter of 2007. The decreases are a direct result of the Company utilizing excess cash generated from operating cash flow to reduce short-term borrowings, planned principal payments on our long-term debt and a reduction in the prime rate.

Income Tax Benefit – In the second quarter of 2006, the Company reassessed the valuation allowance against its deferred tax assets and determined that it was more likely than not that a substantial portion of the deferred tax assets would be realized in the foreseeable future. This determination was based upon the Company’s projection of taxable income for 2006, 2007 and 2008. Accordingly, $14.2 million of the valuation allowance was released during the second quarter of 2006, which $2.9 million was recorded to equity as additional paid-in-capital and $11.3 million was recorded as a benefit to the income tax provision for the nine months ended September 30, 2006.

Liquidity and Capital Resources

On March 31, 2005, the Company entered into a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Foothill, Inc., as the arranger, administrative agent and initial lender. The Credit Agreement, which was amended on January 3, 2006, provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $31 million. The expiration date of the Credit Agreement is March 31, 2010. The revolving loan amount available to the Company is derived from a monthly borrowing base calculation using the Company’s various accounts receivable balances. The amount derived from this borrowing base calculation is further reduced by the total amount of letters of credit outstanding. Loans under the Credit Agreement will bear interest, at Radiant’s option, at either the London Interbank Offering Rate plus two and one half percent or at the rate that Wells Fargo Bank, N.A. announces as its prime rate then in effect. Fees associated with the Credit Agreement are typical for transactions of this type. The Credit Agreement contains certain customary representations and warranties from Radiant. In addition, the Credit Agreement contains certain financial and non-financial covenants, with which the Company was in compliance as of September 30, 2007. As of September 30, 2007, the Company had approximately $0.6 million in letters of credit against its available borrowing base of approximately $15.4 million, and no outstanding balance against the revolving loan facility.

The Company’s working capital increased by approximately $15.5 million, or 52%, to $45.2 million at September 30, 2007 as compared to $29.7 million at December 31, 2006. The Company has historically funded its business through cash generated by operations. Cash provided by operations during the nine months ended September 30, 2007 was approximately $13.3 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges including depreciation, amortization, lease restructuring, and stock-based compensation. In addition, the Company received significant amounts of cash for calendar year support and maintenance which has been deferred and will be recognized as revenue over the course of 2007. These increases in cash were offset by an increase in accounts receivable and inventory balances and decreases in accounts payable and accrued expenses. The increase in receivables is due to normal quarterly fluctuations and the growth of the business, both organic and acquisition-related, as reflected in the year over year revenue increase. The increase in inventory is also due to normal quarterly fluctuations and anticipation of increases in hardware shipments in future quarters. The decrease in accounts payable and accrued expenses is due to normal operating fluctuations and the payment of year-end bonuses during the first quarter of 2007. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

Cash used in operating activities during the nine months ended September 30, 2006 was approximately $1.8 million. Cash from operations was mainly generated through income from operations, the adding back of non-cash items such as depreciation and amortization, lease restructuring, the release of the valuation allowance related to the Company’s deferred tax assets and stock-based compensation. These increases in cash were partially offset by an increase in accounts receivable and inventory balances. The increase in receivables is due to normal quarterly fluctuations and the growth of the business as reflected in the revenue growth year over year. The increase in inventory is also due to normal quarterly fluctuations and in anticipation of increases in hardware shipments in future quarters. The increase in accounts payable (which has a positive effect on cash flow) is a direct result of the increase in inventory and the fact that payments to vendors that supplied the Company with inventory were not due at quarter-end.

Cash used in investing activities during the nine months ended September 30, 2007 was approximately $3.9 million. Approximately $1.8 million of the cash was invested in property and equipment. The Company continued to increase its investment in future products by investing $2.1 million in internally developed capitalizable software during the nine months ended September 30, 2007.

Cash used in investing activities during the nine months ended September 30, 2006 was approximately $26.2 million. Approximately $19.5 million of the cash was used in the acquisition of Synchronics. Approximately $4.8 million of cash was invested in property and equipment, most of which was a result of renovations in the Company’s manufacturing facility and the build-out of a new satellite office location in Fort Worth, Texas. The Company continued to increase its investment in future products by investing $1.9 million in internally developed capitalizable software during the nine months ended September 30, 2006.

Cash used in financing activities during the nine months ended September 30, 2007 was approximately $5.6 million. Financing activities included cash proceeds from employees for the exercise of stock options, repayment of promissory notes related to the MenuLink acquisition, scheduled payments under the Credit Agreement and payments against the revolving loan facility.

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

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases computer equipment under capital lease agreements which expire on various dates through September 2011. Contractual obligations as of September 30, 2007 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital leases	$1,502	$472	$889	$141	$—
Operating leases	33,594	6,444	12,159	9,428	5,563
Other obligations:
Notes payable – acquisition of MenuLink Computer Solutions	1,654	1,418	236	—	—
Notes payable – acquisition of Aloha Technologies 964	193	771	—	—
Term note (Credit Agreement)	19,667	5,900	13,767	—	—
Short-term debt facility	—	—	—	—	—
Estimated interest payments on notes payable and term notes (1)	2,647	1,504	1,143	—	—
Purchase commitments (2)	296	296	—	—	—

Total contractual obligations	$60,324	$16,227	$28,965	$9,569	$5,563

As of September 30, 2007, the noncurrent portion of our income tax liability, including accrued interest and penalties related to unrecognized tax benefits, is $2.5 million. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined; however, it is not expected to be due within the next twelve months. The Company will include its income tax liabilities in the “Aggregate Contractual Obligations” table in its Annual Report on Form 10-K for the year ended December 31, 2007.

(1)	For purposes of this disclosure, the Company used the interest rates in effect as of September 30, 2007 to estimate future interest expense. See Note 6 to the condensed consolidated financial statements for further discussion of our debt components and their interest rate terms.
(2)	The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The related supplies are to be delivered at various dates through May 2008.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, except as follows:

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

For additional information regarding the adoption of FIN 48, see Note 11, Income Taxes. For further discussion of the Company’s critical accounting estimates related to income taxes, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments that are subject to market risks are its long-term debt. During the third quarter of 2007, the weighted average interest rate on its long-term debt was approximately 9.4%. A 10.0% increase in this rate would have impacted interest expense by approximately $58,000 for the three-month period ended September 30, 2007.

As more fully explained in Note 8 to the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $6.4 million and $11.5 million for the three months ended September 30, 2007 and 2006, respectively, and approximately $21.0 million and $27.0 million during the nine months ended September 30, 2007 and 2006, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effects of foreign exchange rate fluctuations on the Company’s results of operations and financial position during the three and nine-month periods ended September 30, 2007 and 2006 were not material.

ITEM 4. CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of September 30, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

During the quarter ended September 30, 2007, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (“2/97 S-1”), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (“6/97 S-1”), (iii) the Registrant’s Form 8-K filed January 9, 2006 (the “January 9, 2006 8-K”), and (iv) the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (“6/30/06 10-Q”).

Exhibit No.	Description
*2.1	Asset Purchase Agreement, dated as of December 12, 2005, by and among Radiant Systems, Inc., Synchronics, and Jeff Goldstein (January 9, 2006 8-K).

*2.1.1	Amendment No. 1 to Asset Purchase Agreement, dated January 3, 2006, by and between Radiant Systems, Inc., Synchronics, Inc. and Jeff Goldstein (June 30, 2006 10-Q)

*3.1	Amended and Restated Articles of Incorporation (2/97 S-1)

*3.2	Amended and Restated Bylaws (6/97 S-1)

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC

Dated: October 26, 2007	By:	/s/ Mark E. Haidet
Mark E. Haidet,
Chief Financial Officer
(Duly authorized officer and principal financial officer)