Form 10-K
period 2007-12-31
RADIANT SYSTEMS INC
filed 2008-03-05
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transitions period from              to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $287.9 million based on the closing sales price ($13.24) as reported on The NASDAQ Stock Market. For the purpose of this response, officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

As of February 27, 2008, there were 32,036,551 outstanding shares of the registrant’s no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to shareholders in connection with the Registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this report.

Caution Regarding Forward-Looking Statements

This Annual Report on Form 10-K of Radiant Systems, Inc. and its subsidiaries (“Radiant,” “Company,” “we,” “us,” or “our”) contains forward-looking statements. All statements in this Annual Report on Form 10-K, including those made by the management of Radiant, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Radiant’s future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Risk Factors.” Other risks and uncertainties are disclosed in Radiant’s prior Securities and Exchange Commission (“SEC”) filings. These and many other factors could affect Radiant’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Radiant or on its behalf. Radiant undertakes no obligation to revise or update any forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Annual Report.

PART I

ITEM 1.	BUSINESS

General

Founded in 1985 and headquartered in Alpharetta, Georgia, Radiant Systems, Inc. (the “Company” or “Radiant”) is a leading provider of innovative technology focused on the development, installation and delivery of solutions for managing site operations in the hospitality and retail industries.

Radiant focuses on delivering site systems, including point-of-sale (POS), self-service kiosks, back-office systems, site management technology, customer loyalty programs, electronic gift card management, comprehensive reporting systems management, and centralized data management designed specifically for the Company’s two reportable segments: (i) Hospitality and (ii) Retail. Prior to 2006, the Company operated in three primary segments: (i) Hospitality, (ii) Petroleum and Convenience Retail and (iii) Entertainment. However, effective January 1, 2006, the Company made the decision to condense its business into two reportable segments. These changes were made in order to increase management’s accountability for revenue growth and operating performance. For selected financial information about our business segments, see Note 14 to the consolidated financial statements contained elsewhere in this report. Radiant’s offerings include software products, site hardware, professional services and support services. Each product can be purchased independently or as a suite of integrated products to address the customer’s specific business needs. These products and services enable operators to drive top-line growth and improve bottom-line performance.

Radiant offers best-of-breed solutions designed for ease of integration with operators’ existing infrastructures. Radiant’s technology enables hospitality and retail operators to improve customer service while reducing costs. Radiant’s solutions provide visibility and control at the site, field and headquarters levels. Additionally, Radiant focuses on addressing the unique requirements of the highly specialized environments in which its customers operate. These environments require a high degree of reliability, specialized functionality and peripheral compatibility. Using Radiant’s point-of-sale, customer self-service and back-office technology, businesses are able to improve customer service and loyalty, improve speed of service, increase revenue per transaction, and reduce fraud and shrink. Radiant’s full line of open, standards-based hardware allows operators to deploy advanced technology built specifically for the environment in which they operate.

Management believes its current generation of point-of-sale and customer self-service products, which utilize Microsoft Windows 2000, Windows XP, Windows Vista, Windows XP Embedded and Windows CE operating systems, represents an innovative platform based on an open, modular software and hardware architecture that offers increased functionality and stability compared to other systems in the marketplace, at a lower total cost of ownership.

In October 2005, Radiant acquired MenuLink Computer Solutions, Inc. (“MenuLink”), one of the largest independent suppliers of back-office software for the hospitality industry. The acquisition of MenuLink enables Radiant to deliver a tightly integrated solution linking Radiant hardware devices and hospitality software applications to the open architecture and feature set of MenuLink’s back-office software. This combination creates an end-to-end solution designed to help operators minimize operational costs and maximize profits. The Company reports the operations of the MenuLink business under the Hospitality segment.

In January 2006, Radiant extended its reach into the retail industry by acquiring substantially all of the assets of Synchronics, Inc. (“Synchronics”), a leading provider of business management and point-of-sale software for the retail market. Synchronics had an experienced team which has developed an outstanding set of products that are distributed through a national network of dealer partners. Through the combination of Radiant and Synchronics product lines and services, the Company will bring tightly integrated, high value product and service offerings to the marketplace. The Company reports the operations of the Synchronics business under the Retail segment.

In January 2008, Radiant acquired Quest Retail Technology (“Quest”), a global provider of point of sale and back office solutions to stadiums, arenas, convention centers, race courses, theme parks, restaurants, bars and clubs. The acquisition of Quest enables Radiant to strengthen its presence in the stadium, park and arena marketplace, while expanding its installed terminal base both domestically and internationally. The Company will report the operations of the Quest business under the Hospitality segment beginning in the first quarter of 2008.

To the extent that Radiant believes acquisitions, joint ventures and business partnerships can better position it to serve its current segments, it will continue to pursue such opportunities in the future.

Hospitality Segment

Radiant provides solutions to meet the unique needs of various industries within its Hospitality segment, including fast food/quick service restaurants, table service restaurants and entertainment operators. Radiant’s hospitality products offer a comprehensive solution from advanced point-of-sale systems to self-service kiosks, customer loyalty systems, integrated back-office systems, site management technology, electronic gift card management, comprehensive reporting and systems management, and centralized data management. Radiant’s solutions can be implemented and integrated with existing technology or deployed as an end-to end system. Additionally, Radiant has built third-party reseller relationships which have become a fully developed reseller network focused on the food service market, both domestically and internationally.

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

Radiant has a proven track record of delivering enhanced value for cinema operators, including offerings such as expanded concessions and foodservice, self-service ticketing and concessions, film management and gift card programs. With over 36,000 cinema screens at more than 6,100 sites in the United States, cinema operators are focusing on implementing cost controls from headquarters. Radiant believes that cinema operators can improve customer service and profitability by implementing integrated site and film management systems that enable them to speed customer transactions, reduce lines, manage inventory, and schedule labor to meet variations in traffic. Due to the lack of end user market growth and Radiant’s high penetration in this market, Radiant does not expect growth to occur in the cinema operator market over the near term.

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

With the acquisition of Quest in January 2008, the Company expanded its presence in the stadium, park and arena marketplace. Quest’s products, including point-of sale and back office solutions, are leaders in industry segments such as stadiums, arenas, convention centers, race courses, theme parks, restaurants, bars and clubs. The Quest acquisition also provides Radiant’s Hospitality segment with a more significant presence internationally.

Radiant believes that the international hospitality market represents a continued growth opportunity in future years. To service this market, Radiant expanded its European presence with the opening of an office in London in the first quarter of 2006. With the addition of the London office, Radiant is well-positioned to continue serving its international client base and to enhance its solutions offering for the hospitality industry throughout the United Kingdom and Europe. For the years ended December 31, 2007, 2006 and 2005, approximately 6%, 6% and 5%, respectively, of Radiant’s Hospitality segment revenues were from international customers.

Customers who have licensed or purchased Radiant’s Hospitality products and services include Burger King Corporation, Dunkin’ Brands, Inc., The Krystal Company, New World Restaurant Group, CEC Entertainment, Inc., Chipotle Mexican Grill, Inc., P.F. Chang’s China Bistro, Inc., Krispy Kreme Doughnut Corp., Chick-fil-A, Inc., Texas Roadhouse, Inc., Jamba Juice Company, RARE Hospitality International, Inc., Cosi, Inc., Damon’s International, Inc., Church’s Chicken, Del Taco, Inc., Don Pablo’s, Sbarro, Inc., Fatburger Corporation, Landry’s Seafood Restaurants, Inc, Denny’s, Inc., Benihana, Inc., Champps Entertainment, Inc., Checker’s Drive-In Restaurant, Inc., Clubcorp Financial Management Company, California Pizza Kitchen, Inc., Noodles & Company, Diedrich Coffee, Huddle House, Inc., Johnny Rockets International, Inc., Morton’s of Chicago, Inc., Red Robin International, Inc., Ted’s Montana Grill, Inc., Joe’s Crab Shack Holdings, Inc., Hillstone Restaurant Group, Inc., Peet’s Coffee and Tea, Inc., Pita Pit, Inc., Rockbottom Restaurant, Inc, Sizzler USA Restaurants, Inc., Focus Brands, Inc., Showcase Cinemas, The Marcus Corporation, Larry H Miller Megaplex Theatres, Muvico Theaters, Reading International, Harkins Theatres and Clearview Cinemas.

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

Radiant’s technology for fuel and convenience retailers is built to enable fuel operations, merchandise sales, foodservice, electronic payments and customer loyalty programs. Radiant’s solutions are designed to enhance speed of service in an easy-to-use, reliable format. Specialized software and hardware offerings such as payment terminals and fuel controllers differentiate the Radiant product line in the petroleum retail market. Self service is a global focus for our customers, ranging from touch-screen food ordering stations in the US to highly secured credit card payment terminals for self-service fueling worldwide. Radiant’s fourth generation fuel control technology is helping retailers extend the viable life of their fuel dispensing equipment while delivering high performance for their customers. Radiant’s software uses industry standards to interface with leading third party back-office and headquarters solutions.

In response to gross margin pressure on traditional categories, including fuel and tobacco, and enhanced competition for the convenience dollar from non-traditional sources, convenience retailers are changing business models and pursuing new revenue channels, including made-to-order food, specialty coffee programs and expanded services offerings. These changes have resulted in new growth opportunities for Radiant as implementation of these programs requires additional automation for effective management.

High-volume retailers such as grocery stores, mass-merchants, warehouse clubs and others are also adding fuel and made-to-order food to their offerings and represent additional growth opportunities for Radiant. As a result of the changes in the retail market, Radiant believes that there will continue to be strong demand for the foreseeable future for Radiant’s technology solutions. Management also believes that, based on the success of technology in recent years and the positive return on investment seen by Radiant’s clients, demand for new technology will remain strong from both new and existing customers.

Radiant believes that the international retail market represents an additional growth opportunity. For the years ended December 31, 2007, 2006, and 2005, approximately 25%, 33% and 37%, respectively, of Radiant’s Retail segment revenues were from international customers.

Radiant’s Retail segment has over 1,500 customers worldwide. Customers who have licensed or purchased Radiant’s Retail products and services include BP, p.l.c., ConocoPhillips, Holiday Stationstores, Kroger Corporation, Exxon Mobil Corporation, Royal Dutch Shell, Repsol YPF, S.A., Sheetz, Inc., Speedway SuperAmerica, LLC, 7-Eleven Australia, Pty Ltd., Alimentation Couche-Tard, Hess, The Home Depot, Shell Canada, Maverik Country Stores, Rutter’s Farm Stores, Wawa, Inc., Archiver’s Inc., Batteries Plus LLC, The Field Museum, Elvis Presley Enterprises, Inc., Harbor Freight Tools Retail Concepts, Inc., Mahoney’s Garden Center LLC, Oscar De La Renta LTD and Relax the Back Corporation.

Products and Services

Radiant serves the global retail and hospitality industries with technology solutions that address their greatest automation needs. Managing businesses that range from a single store or restaurant, all the way to expansive global chains, Radiant provides software, hardware and professional services through a variety of channels and products. The strategy is to provide targeted solutions for each market, with the common goal of assisting our customers’ efforts to increase revenue through more frequent consumer visits, greater revenues per visit, higher margins on each sale, faster transactions and more efficient site operations.

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

Site-Management Systems

Operators in all of Radiant’s segments have varying requirements for site-management systems—from the most basic site-based technology to the most advanced centralized back-office system. Radiant products are differentiated based on the needs of the different operating models of our clients and integrated into other components of the enterprise operation.

MenuLink back office solutions help operators run a more profitable hospitality business through the delivery of tools and critical information needed to help reduce food and labor costs and improve customer service and management efficiency. MenuLink offers a comprehensive back office product that includes inventory and recipe management, purchasing, labor management, cash management and reporting.

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

Over the last several years, Radiant has seen an increase in the portion of revenues comprised of small businesses within both segments. This increase is due to Radiant’s increased investments in developing relationships with third-party resellers to distribute its products to small to medium-sized operators. Radiant accelerated the building of these relationships through acquisitions in both segments.

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

In 2007, 2006 and 2005, the Company’s international revenues accounted for approximately 13%, 17% and 19%, respectively, of total revenues. Management believes that this percentage can be increased substantially in the coming years. The growing number of large, multi-national companies which are among Radiant’s major North American customers, together with its successful record of implementing solutions with retailers in Western Europe, Eastern Europe and Asia, positions Radiant to make additional progress internationally in the future. Additionally, the majority of Radiant’s current business outside the United States has been in the retail market. Management believes there is opportunity for significant growth in the hospitality and retail markets outside the United States. Currently, Radiant has more than 100 employees in Europe, Asia and Australia. Radiant has previously executed international projects in Australia, Canada, Spain, the Czech Republic, Hong Kong, Hungary, Ireland, Japan, Macau, Malaysia, Poland, Slovakia, Sweden, Switzerland, Thailand, Trinidad and Tobago and the United Kingdom. Radiant currently has offices in Melbourne, Prague, Singapore, and the United Kingdom and representation in Spain and Central and South America.

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

During 2007, 2006 and 2005, no one customer made up 10% or more of the Company’s revenues.The Company is party to certain contracts with the U.S. Government, which contained standard termination for convenience clauses. The Company does not anticipate any material adverse financial impact if the U.S. Government elects to exercise its rights under these termination clauses.

Product Development

The products sold by the Company are subject to rapid and continual technological change. Products available from the Company, as well as from its competitors, have increasingly offered a wider range of features and capabilities. The Company believes that in order to compete effectively in its selected markets, it must provide compatible systems incorporating new technologies at competitive prices. In order to achieve this, the Company has made a substantial ongoing commitment to research and development. During 2007, 2006 and 2005, Radiant incurred approximately $26.2 million, $25.0 million and $15.0 million, respectively, in product development costs, which includes software costs that were capitalizable in nature.

Radiant’s product development strategy is focused on creating common technology elements that can be leveraged in applications across its core markets. Radiant’s software architecture is based on open platforms and is modular, thereby allowing it to be phased into a customer’s operations. Radiant has developed numerous applications running on Microsoft Windows-based platforms, including Windows 2000, Windows XP, Windows Vista, Windows XP Embedded, and Windows CE. The software architecture incorporates Microsoft’s Component Object Model, providing an efficient environment for application development.

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

For many types of hospitality and retail operators, however, this type of information system does not make economic or business sense. In particular, merchants with a large number of relatively small sites, such as convenience stores, petroleum retail sites, restaurants and entertainment venues, generally have not been able to develop and deploy sophisticated, enterprise-wide information systems on a cost effective basis. Economic and standardization problems for these businesses are exacerbated by the fact that many sites operate as franchises, dealerships or under other decentralized ownership and control structures. Without an investment in technology, these operators continue to depend on labor and paper to process transactions. Radiant’s management believes that high labor costs, lack of centralized management control of distributed sites, and inadequate informational reporting, together with emerging technology trends, have caused many of these hospitality and retail businesses to reexamine how technology solutions can benefit their operations.

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

Recent trends in the hospitality and retail industries have accelerated the need for timely information and have heightened demand for feature-rich operational systems. Based in part upon industry association reports and other studies, as well as Radiant’s experience in marketing its products, management believes consumer preferences have shifted away from brand loyalty toward value and convenience, creating a greater need for timely data concerning consumer buying patterns and preferences. Management also believes that convenient consumer-activated ordering and payment systems, such as automated kiosks, ATMs, voice response units and “pay at the pump” systems have become important to retailers, food service providers, and cinema operators that wish to retain and build a customer base. Additionally, through the use of integrated systems, hospitality and retail businesses can improve operational efficiencies through better management of inventory, purchasing, merchandising, pricing, promotions and shrinkage control. Management believes that the ability to provide tight system integration to a variety of industry standard back-office solutions can enable customers to improve control and enforce best practices across operational sites. Furthermore, management believes that the constant flow of information among the point-of-sale, back-office, headquarters and the supply chain has become a key competitive advantage in the hospitality and retail industries, resulting in operators demanding more sophisticated and easily integrated solutions from their systems vendors. In a parallel development, technological advances have improved the capability of information systems that are available. With the price of computing power declining, technology investments have become economically feasible for many hospitality and retail businesses. Furthermore, computing power has become increasingly flexible and distributable, facilitating data capture and processing by applications located at the point-of-sale. Also, front-end graphical user interfaces have made systems easier to use, which reduces training time and transaction costs and facilitates more types of consumer-activated applications.

Economic Conditions within the Marketplace

In the early 2000’s, Radiant was impacted both directly and indirectly by declining global economic conditions. The retail industry was cautious of investment in information technology during difficult economic times, which resulted in reduced budgets and spending. This impacted Radiant through reduced revenues, elongated sales cycles, delay in product implementation and increased competitive margin pressure. While these impacts have occurred in recent periods, the longer term impact has been on technology spending habits. The general economic conditions have improved; however, buying patterns have changed. Demand has shifted from large scale enterprise-wide investments to more targeted investments with quicker deployment requirements. As a result, Radiant’s revenue base has shifted from primarily large dollar purchases by a limited number of customers to a mix of smaller sized purchases by an increased number of customers in a given period. In addition, pricing has been cut by competitors, creating the potential for reductions in product margins in the long-term. Radiant’s expectations for future periods are based on its current view that the major global markets will maintain relatively consistent. Given the uncertain nature of the economic environment, these trends could change quickly and have a direct impact on Radiant’s results.

Competition

The markets in which Radiant operates are intensely competitive. Radiant believes the principal competitive factors include product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with other systems.

Radiant believes it is uniquely positioned with its exclusive focus on providing site management systems for hospitality and retail businesses. Radiant’s ability to commercialize its technology and continually improve its products, processes and services, as well as its ability to develop new products, enables it to meet constantly evolving customer requirements. Radiant competitors include International Business Machines, Corp., NCR Corporation, Casio, Dell, VeriFone, Inc., Dresser, Inc., Retalix, Ltd., Pacer/CATS (owned by Clarity Commerce Solutions plc), Micros Systems, Inc., Par Technology Corporation, POSitouch, Panasonic, The Pinnacle Corporation, Agilysys, RetailPro and others that provide point-of-sale and site management systems with varying degrees of functionality.

The Company could also be faced with new market entrants attempting to develop fully integrated systems targeting the retail industry. Radiant believes the risk of this happening is small due to the significant amount of time and effort required to create point-of-sale and back-office headquarters-based management systems, and due to the detailed knowledge required of a retailer’s operations at local sites and headquarters to duplicate the functionality of these products.

In the market for consulting services, the Company competes with various companies. See “Products and Services — Professional Services” for additional information. Many of Radiant’s existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company.

Proprietary Rights

Radiant’s success and ability to compete is dependent in part upon its proprietary technology, including its software source code. To protect its proprietary technology, Radiant relies on a combination of trade secret, nondisclosure, copyright and patent law, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although Radiant relies on the limited protection afforded by such intellectual property laws, it also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable maintenance are essential to establishing and maintaining a technology leadership position. Radiant presently has five patents and five patents pending. The source code for Radiant’s various proprietary software products is protected both as a trade secret and as a copyrighted work. Radiant generally enters into confidentiality or license agreements with its employees, consultants and customers, and generally controls access to and distribution of its software, documentation and other proprietary information. Although the Company restricts customers’ use of its software and does not permit the unauthorized resale, sublicense or other transfer of such software, there can be no assurance that unauthorized use of the Company’s technology will not occur.

Despite the measures taken by the Company to protect its proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of its products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of our products is difficult. In addition, litigation may be necessary in the future to enforce our intellectual property rights, such as our trade secrets, to determine the validity and scope of our or others’ proprietary rights, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition.

Certain technology used in conjunction with Radiant’s products is licensed from third parties, generally on a non-exclusive basis. These licenses usually require Radiant to pay royalties and fulfill confidentiality obligations. Radiant believes that there are alternative sources for each of the material components of technology licensed by Radiant from third parties. However, the termination of any of these licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in a delay in Radiant’s ability to ship certain of its products while it seeks to implement technology offered by alternative sources. Any required alternative licenses could prove costly. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on Radiant’s business, operating results and financial condition. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, there can be no assurance that we will be able to do so on commercially reasonable terms or at all.

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

Employees

As of December 31, 2007, the Company employed 1,033 people. None of Radiant’s employees is represented by a collective bargaining agreement nor has the Company experienced any work stoppages. Radiant considers its relations with its employees to be good.

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

Foreign Operations

For information regarding sales and long-lived assets by domestic and foreign operations, please refer to the information presented in Note 14—Segment Reporting Data in the notes to our consolidated financial statements, presented in Part II, Item 8 of this report.

Environmental Matters

The Company believes that it is in compliance in all material respects with all applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position with respect to any of its operations.

Available Information

Radiant maintains a website at www.radiantsystems.com. Radiant makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K on its website as soon as practicable after such reports are filed with the SEC. These filings can be accessed through the ‘Investor Relations’ page on Radiant’s website at www.radiantsystems.com. Radiant’s common stock is traded on The NASDAQ Stock Market under the symbol “RADS.”

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

Approximately 68%, 64% and 65% of the our total revenues for the fiscal years ended December 31, 2007, 2006 and 2005, respectively, were attributable to the hospitality market and approximately 31%, 35% and 34% of our total revenues for the fiscal years ended December 31, 2007, 2006 and 2005, respectively, were attributable to the retail market. The hospitality and retail markets are affected by a variety of factors, including global and regional instability, governmental policy and regulation, political instability, natural disasters, environmental and health disasters, consumer buying habits, consolidation in the petroleum industry, war, terrorism and general economic conditions. Adverse developments in either market could materially and adversely affect our business, operating results and financial condition. In addition, we believe the purchase of our products is relatively discretionary and generally involves a significant commitment of capital, because purchases of our products are often accompanied by large scale hardware purchases. As a result, demand for our products and services could be disproportionately affected by instability or downturns in the hospitality and retail markets which may cause clients to exit the industry or delay, cancel or reduce planned-for information management systems and software products.

We may be required to defer recognition of revenues on our software products, which may have a material adverse effect on our financial results.

We may be required to defer recognition of revenues for a significant period of time after entering into a license agreement for a variety of factors, including the following:

•	transactions that include both currently deliverable software products and arrangements that include specified upgrades for which we have not established VSOE of fair value;

•	transactions where the client demands services that include significant modifications, customizations or complex interfaces that could delay product delivery or acceptance; and

•	transactions that involve acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as performance issues.

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

•

certain expenses, including those over which we exercise little or no control, such as health costs, compliance with new legislation, and property and liability insurance, may be difficult to manage; and

•

fluctuations in the value of foreign currency exchange rates relative to the U.S. dollar or continued weakening of the U.S. dollar may adversely impact our ability to purchase materials at a competitive price.

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

We sell systems and services to a limited number of large clients. Approximately 19%, 21% and 20%, of our revenues were derived from five clients during the fiscal years ended December 31, 2007, 2006 and 2005, respectively. We can provide no assurance that the loss of one or more of these clients will not have a material adverse effect on our business, financial position, results of operations, and cash flows.

We have traditionally depended on our installed client base for future revenues from services and licenses of other products. If existing clients fail to renew their maintenance agreements, our revenues could decrease. The maintenance agreements are generally renewable annually at the option of the client and there are no mandatory payment obligations or obligations to license additional software. Therefore, current clients may not necessarily generate significant maintenance revenues in future periods. In addition, clients may not purchase additional products or services. Any downturn in software license revenues could result in lower services revenues in future quarters.

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

Our ability to compete effectively and to manage future growth, if any, will also depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force, particularly our direct sales force and consulting services organization. We can provide no assurance that we will be able to manage any future growth, and any failure to do so could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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

For example, until we actually assume operating control of the business assets and operations, it is difficult to ascertain the actual value or understand the potential liabilities of our acquisitions. We may not be able to integrate successfully any business, technologies or personnel that we have acquired or that we might acquire in the future, and this could harm our financial position, results of operations, and cash flows.

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

Our success and ability to compete is dependent in part upon our ability to protect our proprietary technology. We rely on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect this proprietary technology. We enter into confidentiality and non-compete agreements with our employees and license agreements with our clients and potential clients, which limits access to and distribution of our software, documentation and other proprietary information. We can provide no assurance that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

Litigation may be necessary in the future to enforce our intellectual property rights, such as our trade secrets, to determine the validity and scope of our or others’ proprietary rights, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition.

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

There has been a substantial amount of litigation in the software industries regarding intellectual property rights. It is possible that in the future third parties may claim that our current or potential future software solutions infringe on their intellectual property. We anticipate that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows. Although we are not aware of any infringement by our technology on the proprietary rights of others and are not currently subject to any legal proceedings involving claimed infringements, we can provide no assurance that we will not be subject to such third-party claims, litigation or indemnity demands or that these claims will not be successful. If a claim or indemnity demand were to be brought against us, it could result in costly litigation or product shipment delays, or force us to stop selling or providing services or enter into costly royalty or license agreements.

We operate in a highly competitive market and can give no assurance that we will be able to compete successfully against our current or future competitors.

The market for retail information systems is intensely competitive. We believe the principal competitive factors are product quality, reliability, performance and price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support, and degree of integration effort required with other systems. A number of companies offer competitive products addressing certain of our target markets. In addition, we believe that new market entrants may attempt to develop fully integrated systems targeting the retail industry. In the market for consulting services, we compete with various systems integrators. Many of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than we have. We can provide no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, operating results and financial condition.

Additionally, we compete with a variety of hardware and software vendors. Some of our competitors may have advantages over us due to their significant worldwide presence, longer operating and product development history, and substantially greater financial, technical and marketing resources. If competitors offer more favorable payment terms and/or more favorable contractual implementation terms or guarantees, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would likely reduce our margins.

Our increased investment in the international market could expose us to risks in addition to those experienced in the United States.

Our international revenues represented approximately $33.5 million, or 13%, of our total revenues in the 2007 fiscal year and we will continue to invest in expanding our international operations. The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in domestic locations. The following factors, among others, present risks that could have an adverse impact on our business, operating results and financial condition:

•	weaker protection of intellectual property rights;

•	an inability to replicate previous international revenues;

•

currency controls and fluctuations in currency exchange rates and the potential inability to hedge the currency risk in some transactions because of uncertainty or the inability to reasonably estimate our foreign exchange exposure;

•	possible increased cost and development time to adapt our products to local markets;

•	potential lack of experience in a particular geographic market;

•

legal, regulatory, social, political, labor or economic conditions in a specific country or region, including loss or modification of exemptions for taxes and tariffs, and import and export license requirements which may have a negative impact on us;

•	higher operating costs in many foreign countries;

•	Anti-American sentiment due to the war in Iraq, ,and other American policies that may be unpopular in certain regions; and

•	Challenges of finding qualified personnel for our international operations.

Fluctuations in currency exchange rates may adversely impact our cash flows and earnings.

Due to our global operations, our cash flow and earnings are exposed to currency exchange rate fluctuations. Exchange rate fluctuations may also affect the cost of goods and services that we purchase. When appropriate, we may attempt to limit our exposure to exchange rate changes by entering into short-term currency exchange contracts. There is no assurance that we will hedge or will be able to hedge such foreign currency exchange risk or that our hedges will be successful.

Our currency exchange gains or losses (net of hedges) may materially and adversely impact our cash flows and earnings. Additionally, adverse movements in currency exchange rates could result in increases in our cost of goods sold or reduction in growth in international orders, materially impacting our cash flows and earnings.

Global economic and market conditions could cause decreases in demand for our products and related services.

Our revenue and profitability depend on the overall demand for our products and related services. A change in the economy and financial markets could result in decreases in demand for our products and related services. In the early 2000’s, we were impacted both directly and indirectly by declining global economic conditions. The retail industry was cautious of investments in information technology during difficult economic times, which resulted in reduced budgets and spending. This impacted us through reduced revenues, elongated selling cycles, delays in product implementation and increased competitive margin pressure. While these impacts have occurred in recent periods, the longer term impact has been on technology spending habits. Although general economic conditions have improved, buying patterns have changed. Demand has shifted from large scale enterprise-wide investments to more targeted investments with quicker deployment requirements. As a result, our revenue base has shifted from primarily large dollar purchases by a limited number of customers to a mix of smaller purchasers by an increased number of customers. In addition, pricing has been cut by competitors, which has created the potential for long-term reductions in product margins.

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

Our products and services could be vulnerable to unauthorized access and hacking.

Credit card issuers have promulgated credit card security guidelines as part of their ongoing effort to battle identity theft and credit card fraud. We continue to work with credit card issuers to assure that our products and services comply with the credit card associations’ security regulations and best practices applicable to our products and services. There can be no assurances, however, that our products and services are invulnerable to unauthorized access or hacking. Additionally, there can be no guarantee that our customers will implement all of the credit card security features that we introduce or all of the protections and procedures required by the credit card issuers, or that our customers will establish and maintain appropriate levels of firewall protection and other security measures. When there is unauthorized access to credit card data that results in financial loss, there is a potential that parties could seek damages from us. Additionally, changes in the security guidelines could require significant and unanticipated development efforts.

We may be subject to additional tax liabilities.

We are subject to income and sales taxes in the United States of America and all of the other countries in which we conduct business. Additionally, we may be subject to certain tariffs imposed by the World Trade Organization and other governing bodies designed to tax U.S. imports. Significant judgment is required in determining our worldwide provision for income taxes. This determination is highly complex and requires detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. If we receive an adverse ruling during an audit, or we unilaterally determine that we have misinterpreted provisions of the myriad tax regulations to which we are subject, there could be a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made.

Our goodwill or amortizable intangible assets may become impaired.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a charge to earnings. Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, and therefore need to be reduced or written off altogether, include a decline in stock price and market capitalization, reduced future cash flow or growth estimates, and reduction in use or discontinuation of the purchased products. If we determine that there is an impairment, we are required to record a charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This charge will correspondingly reduce our results of operations, perhaps materially.

Risks Related to an Investment in Our Common Stock

Investment in our common stock involves risk and we do not expect to pay dividends on our common stock in the foreseeable future.

The market price for our common stock has in the past experienced substantial price volatility and such volatility may occur in the future. Our quarterly operating results, the results of other companies participating in the computer-based products and services industry, changes in conditions in the economy or the financial markets of the computer products and services industries, natural disasters or other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology stocks and have often been unrelated or disproportionate to the operating performance of these companies. For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of our common stock.

Our executive officers own a significant amount of our common stock and will be able to exercise significant influence on matters requiring shareholder approval.

Our executive officers collectively owned approximately 14% of our outstanding common stock as of February 27, 2008. Consequently, together they continue to be able to exert significant influence over the election of our directors, the outcome of most corporate actions requiring shareholder approval and our business.

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

There are no unresolved written comments that were received from the Securities and Exchange Commission staff 180 days or more before the end of our 2007 fiscal year relating to our periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES

The Company currently conducts its operations from 12 locations and 19 different facilities. With the exception of one property, which is 50% owned, all of our facilities are leased. The facilities consist of assembly/warehouse and sales/administrative offices totaling approximately 367,000 square feet. In addition, the Company subleases approximately 120,000 square feet at two facilities in Alpharetta, Georgia. The long-term leases on the Company’s facilities expire at various dates through 2016. The Company believes its facilities are adequate for its current needs and does not anticipate any material difficulty in securing facilities for new space, should the need arise. See “Liquidity and Capital Resources” for a summary of the Company’s lease obligations. A summary of our principal leased properties that are currently in use is as follows:

Location	Description	Area (sq. feet)	Lease Expiration
Alpharetta, Georgia	Assembly and warehouse	101,570	January 2011
Alpharetta, Georgia	Office space	106,631	January 2013
Alpharetta, Georgia (1)	Office space	75,759	January 2013
Alpharetta, Georgia (2)	Office space	43,715	December 2010
Alpharetta, Georgia	Warehouse	9,600	April 2011
Huntington Beach, California	Office space	9,706	February 2009
Fort Worth, Texas	Office space	66,882	July 2016
Aurora, Colorado (3)	Office space	2,356	June 2013
Syracuse, New York	Office space	897	July 2008
Memphis, Tennessee	Office space	28,792	December 2010
Adelaide, Australia (3)	Office and warehouse space	10,721	March 2010
Geelong, Australia (4)	Office and warehouse space	17,494	Various thru April 2008
Melbourne, Australia (3)	Office space	1,130	N/A - 50% owned
London, England	Office space	1,000	April 2008
Prague, Czech Republic (5)	Office space	8,565	Various thru January 2009
Singapore	Office space	2,130	March 2008

(1)	The Company is subleasing 100% of this facility. The sublease expires in January 2009.
(2)	The Company is subleasing 100% of this facility. The sublease expires concurrent with the Company’s primary lease agreement in December 2010.
(3)	These properties relate to the acquisition of Quest Retail Technology, which the Company completed on January 4, 2008. Further explanation of this subsequent event is presented in Note 17 of the consolidated financial statements.
(4)	The Company has a total of four leased facilities in Geelong, Australia. Certain leases expire on various dates through April 2008 while others are on a month-to-month basis.
(5)	The Company has two leased facilities in Prague, Czech Republic. The leases expire on various dates through January 2009.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of its properties are the subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority. There are no material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The NASDAQ Stock Market under the symbol “RADS”. The following table sets forth the high and low closing sales prices of our common stock for the periods indicated as reported by The NASDAQ Stock Market.

Year ended December 31, 2007	High	Low
First Quarter	$13.03	$10.36
Second Quarter	13.98	12.40
Third Quarter	16.51	12.76
Fourth Quarter	17.95	14.26

Year ended December 31, 2006	High	Low
First Quarter	$15.07	$11.51
Second Quarter	13.90	9.66
Third Quarter	12.94	9.35
Fourth Quarter	13.03	9.35

As of February 27, 2008, there were 131 holders of record of the Company’s common stock. The closing price for the stock on this date was $15.63. Management of the Company believes that there are in excess of 9,300 beneficial holders of its common stock.

Performance Graph

The following graph compares the performance of Radiant’s common stock with the performance of the NASDAQ Stock Market Index and the NASDAQ Computer and Data Processing Stock Index for a five year period by measuring the changes in common stock prices from December 31, 2002 to December 31, 2007.

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

As part of the debt covenants with Wells Fargo Foothills Inc., the Company was prohibited from paying any future dividends without first obtaining consent from this lender. The Company refinanced its credit agreement with Wells Fargo in January 2008 and executed a new credit agreement with JP Morgan Chase Bank, N.A. (the “JPM Credit Agreement”) in January 2008. The JPM Credit Agreement contains limitations on the Company’s ability to declare and pay cash dividends. Further explanation of this agreement is presented in Note 17 of the consolidated financial statements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2007, under which the equity securities of the Company were authorized for issuance:

(in thousands, except per share data)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1) (c)
Equity Compensation Plans
Approved by Shareholders:
1995 Stock Option Plan	4,141	$9.61	—
1997 Non-Management Directors Stock Option Plan	250	$10.03	—
1998 Employee Stock Purchase Plan	—	—	991
2005 Long-Term Incentive Plan	1,407	$12.54	1,051
Not approved by shareholders:	—	—	—

Total	5,798	$10.34	2,042

(1)	Excludes securities reflected in column (a)

Purchases of Common Stock

In the fourth quarter of 2007, the Board of Directors of the Company authorized a re-commencement of the Company’s stock repurchase program authorizing the repurchase of up to 1.0 million shares of its common stock at a price not to exceed $25.00 per share through November 2009. No purchases were made during 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for each of its five most recent fiscal years which have been derived from the consolidated financial statements of the Company. As a result of the Company’s disposal of its Enterprise segment and operations in the first quarter of 2004, the Company’s previously reported consolidated statement of operations data for the year ended December 31, 2003 have been restated to present the discontinued Enterprise segment and operations separate from continuing operations. The financial data as of and for the year ended December 31, 2004 include Radiant’s acquisition of Aloha Technologies and certain affiliated entities (collectively, “Aloha”) which took place in January 2004. The financial data as of and for the year ended December 31, 2005 include Radiant’s acquisition of MenuLink, which took place in October 2005. The financial data as of and for the year ended December 31, 2006 include Radiant’s acquisition of Synchronics, which took place in January 2006. See Note 5 to the consolidated financial statements for further explanation regarding these acquisitions. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and the notes thereto included elsewhere herein (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Revenues	$253,198	$222,310	$172,042	$134,874	$93,937
Income (loss) from continuing operations (1)	11,843	18,357	5,562	1,475	(5,955)
Income (loss) from discontinued Enterprise business, net	—	—	—	2,713	(41,776)
Net income (loss)	11,843	18,357	5,562	4,188	(47,731)
Income (loss) per share from continuing operations:
Basic income (loss) per share	$0.38	$0.59	$0.19	$0.05	$(0.21)
Diluted income (loss) per share	$0.36	$0.56	$0.18	$0.05	$(0.21)
Net income (loss) per share:
Basic income (loss) per share	$0.38	$0.59	$0.19	$0.15	$(1.71)
Diluted income (loss) per share	$0.36	$0.56	$0.18	$0.14	$(1.71)

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Working capital	$51,720	$29,656	$22,822	$19,186	$44,529
Total assets	221,959	198,655	142,505	129,754	92,704
Long-term debt, including current portion	20,467	34,194	18,383	18,553	660
Shareholders’ equity	141,956	115,971	84,433	73,307	66,923

(1)	Fiscal year ended December 31, 2006 includes approximately a $10.3 million income tax benefit. See Note 10 “Income Taxes” in the Notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of retail technology focused on the development, installation and delivery of solutions for managing site operations of hospitality and retail businesses. Our point-of-sale and back-office technology is designed to enable businesses to deliver exceptional client service while improving profitability. We offer a full range of products that are tailored to specific hospitality and retail market needs including hardware, software and professional services. The Company offers best-of-breed solutions designed for ease of integration in managing site operations, thus enabling operators to improve customer service while reducing costs. We believe our approach to site operations is unique in that our product solutions provide enterprise visibility and control at the site, field, and headquarters levels.

Prior to 2006, the Company operated in three primary segments: (i) Hospitality, (ii) Petroleum and Convenience Retail, and (iii) Entertainment. However, effective January 1, 2006, the Company made the decision to condense its businesses into two reportable segments: (i) Hospitality (which includes the former Entertainment segment), and (ii) Retail (which is comprised of the former Petroleum and Convenience Retail segment and the Synchronics business). These changes were made in order to increase management’s accountability for revenue growth and operating performance. Each segment focuses on delivering site management systems, including point-of-sale, self-service kiosk, and back-office systems, designed specifically for each of the core vertical markets.

Radiant’s financial performance during 2007 was positively impacted by strategic decisions designed to generate future revenue and operating income growth. The most significant factors that affected Radiant’s results of operations and financial condition during 2007 included the following:

•

Significant growth within our Hospitality segment through both our direct and indirect sales channels and as a consequence continued market penetration of the products acquired in the MenuLink transaction ; and

•	Significant domestic growth within our Retail segment and the continued market penetration of the products acquired in the Synchronics transaction.

Acquisition of Quest Retail Technology

On January 4, 2008, the Company acquired substantially all of the assets of Quest Retail Technology (“Quest”), a privately held company based in Adelaide, Australia, that is a global provider of point of sale and back office solutions to stadiums, arenas, convention centers, race courses, theme parks and various other industries. Total cash consideration of approximately $53 million was paid on the date of closing. The Company expects the acquisition of Quest to add a minimum of 5% to revenue in 2008 and to be accretive to 2008 earnings as adjusted to exclude amortization of intangible assets. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired based on their fair values. The valuation to determine the fair value of the net assets acquired has not been completed yet. Accordingly, the Company cannot currently estimate the values that will be assigned to goodwill and other intangible assets. The Company will report the operations of the Quest business under the Hospitality segment beginning in the first quarter of 2008.

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

To the extent that we believe acquisitions or joint ventures can position us to better to serve our current segments, we will continue to pursue such opportunities in the future.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to total revenues:

	Year ended December 31,
	2007	2006	2005
Revenues:
System sales	57.4%	58.5%	57.3%
Client support, maintenance and other services	42.6	41.5	42.7

Total revenues	100	100	100

Cost of revenues:
System sales	30.2	30.7	31.2
Client support, maintenance and other services	25.5	25.3	28.3

Total cost of revenues	55.7	56.0	59.5

Gross profit	44.3	44.0	40.5

Operating expenses:
Product development	9.3	9.8	8.4
Sales and marketing	11.4	11.9	11.1
Depreciation of fixed assets	1.6	1.6	1.9
Amortization of intangible assets	1.7	3.7	3.1
Other charges	—	0.7	1.1
General and administrative	11.1	11.4	10.5

Total operating expenses	35.1	39.0	36.1

Income from operations	9.2	5.0	4.4
Interest and other expense (income), net	1.0	1.3	0.6

Income from operations before income tax provision	8.2	3.7	3.8
Income tax (provision) benefit	(3.5)	4.6	(0.6)

Net income	4.7%	8.3%	3.2%

Year ended December 31, 2007 compared to year ended December 31, 2006

Radiant had net income from continuing operations of $0.36 per diluted common share in 2007, compared with net income from continuing operations of $0.56 per diluted common share in 2006 (which includes a $0.32 per diluted common share tax benefit). In addition, the Company’s revenues increased during the year ended December 31, 2007 by $30.9 million, or 14%, compared to the year ended December 31, 2006. These increases (excluding the tax benefits) were primarily due to new contracts that were signed and executed within our direct channels in both our Hospitality and Retail segments. In addition, continued market penetration and Radiant’s investment in the products acquired through acquisitions and increased use of our reseller channel for additional sales contributed to these increases.

System sales – The Company derives the majority of its revenues from sales and licensing fees for its point-of-sale hardware, software and site management software solutions. System sales for 2007 were $145.3 million compared to $130.2 million in 2006, an increase of $15.1 million, or 12%.

The year over year increase is primarily due to continued growth and continued market penetration of the products acquired in acquisitions, the continued expansion of direct sales in the Hospitality segment, increased use of the reseller market for both our segments, and the continued success of selling our hardware products into our hospitality markets.

Client support, maintenance and other services – The Company also derives revenues from client support, maintenance and other services including training, custom software development, subscription and hosting, and implementation services (professional services). The majority of these revenues are from support and maintenance, which is structured on a recurring revenue basis and is associated with installed sites. The additional professional services are related to projects for new sales of products or their implementation.

Revenues from client support, maintenance and other services increased by $15.7 million, or 17%, from 2006 to $107.9 million in 2007. The increase is primarily due to the additional revenues generated in both software and hardware support and maintenance resulting from increased software and hardware sales in 2007, the increase in revenues generated from the Company’s subscription products due to continued marketing efforts around this product line, and the additional revenues generated through the growth of custom development and consulting projects.

System sales gross profit – Cost of system sales consists primarily of hardware and peripherals for site-based systems and amortization of capitalized labor costs for internally developed software. All costs, other than capitalized software development costs, are expensed as products are shipped, while capitalized software development costs are amortized to expense at the greater of straight line over the estimated useful life of the software or in proportion to the anticipated sales volume for the related software.

System sales gross profit increased during 2007 by $6.9 million, or 11%, while the gross margin percentage decreased 1 point to 47% in 2007 compared to 2006. The decrease in the gross profit percentage is primarily due to product mix and a higher volume of hardware sales in the overall sales mix in 2007. Collectively, the Company’s software margins are higher than its hardware margins. We expect our systems’ gross profit percentage for 2008 to be consistent with 2007 and remain in the mid to upper 40%.

Client support, maintenance and other services gross profit – Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations.

The gross profit on services revenue increased during 2007 by $7.4 million, or 21%, while the gross margin percentage increased by 1 point to 40% for 2007 compared to 2006. The increase in the gross margin percentage is the result of continued focus on improving margins within our consulting, custom development, subscription and maintenance businesses through better utilization of personnel. We expect our services’ gross profit percentage for 2008 to be consistent with 2007 and remain around 40% for the year.

Segment revenues – Total revenues in the Hospitality business segment were $170.5 million in 2007 compared to $141.2 million in 2006, an increase of $29.3 million, or 21%. The year over year increase is primarily due to continued market penetration of the MenuLink product line and continued volume growth within the reseller channel and direct sales.

Total revenues in the Retail business segment were $80.5 million in 2007 compared to $78.5 million in 2006, an increase of $2 million, or 3%. The majority of the increase from 2006 is the result of continued market penetration of the products acquired in the Synchronics transaction.

Segment net income before allocation of central costs – The Company measures segment profit based on net income before the allocation of certain central costs. For the year ended December 31, 2007, total net income before allocation of central costs in the Hospitality business segment increased by $15.0 million, or 73%, compared to the same period in 2006. This increase is primarily due to continued market penetration of the products acquired in the MenuLink transaction, a reduction in amortization expense related to intangible assets compared to 2006, and our ability to better leverage the operating costs of the segment.

For the year ended December 31, 2007, total net income before allocation of central costs in the Retail business segment increased by $5.0 million, or 41%, compared to the same period in 2006. This increase was primarily due to continued market penetration of the Synchronics product line and our ability to better leverage the operating costs of the segment.

Total operating expenses – Total operating expenses for 2007 increased by $2.1 million, or 2%, as compared to 2006. Total operating expenses as a percentage of total revenues were 35% in 2007 compared to 39% in 2006. These fluctuations are due to the following:

•

Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues which are included in costs of client support, maintenance and other services. Product development expenses increased during 2007 by $1.7 million, or 8%, compared to 2006, primarily due to a higher level of investments in our products to ensure future growth. Product development expense as a percentage of total revenue was 9% and 10% in 2007 and 2006, respectively.

•

Sales and marketing expenses – Sales and marketing expenses increased by $2.5 million, or 9%, compared to 2006, primarily due to additional revenues generated year over year and the internal and external sales commissions associated with such sales, an increase in trade show participation during 2007, and an increase of $0.2 million in additional costs due to the expensing of employee stock options. Sales and marketing expenses as a percentage of total revenue were 11% and 12% in 2007 and 2006, respectively.

•

Depreciation of fixed assets and amortization of intangible assets – Depreciation and amortization expense decreased to $8.4 million, or 28%, in 2007 as compared to $11.7 million in 2006 primarily due to the completion of amortization of certain intangibles related to the acquisition of Aloha Technologies, Inc.

•

Other Charges – During 2007, the Company recorded a gain of $0.8 million as a result of entering into a forward exchange contract in preparation for the acquisition of Quest Retail Technology. Further explanation of this subsequent event is presented in Note 17 of the consolidated financial statements. In addition, the Company recorded a one-time expense of $1.2 million to write off accumulated transaction costs for multiple corporate development activities that we elected not to pursue.

During 2006, Radiant relocated its offices in Bedford, Texas to a facility in Fort Worth, Texas. The Company was contractually liable for the lease payments on the abandoned Bedford facility through September 2007 (lease expiration). In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments and estimated maintenance costs at the abandonment date. The restructuring charges were attributable to the Company’s Hospitality business segment. The abandonment of the Bedford facility resulted in a restructuring charge of $1.4 million in 2006, which consisted of the fair value of the remaining lease liability and ongoing maintenance costs. During 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.1 million as the initial assumption regarding ongoing maintenance costs changed. In 2005, Radiant decided to consolidate certain facilities located in Alpharetta, Georgia, in order to reduce future operating costs. This resulted in the abandonment of one facility, which formerly housed the Company’s customer support call center. The restructuring charges were not attributable to any of the Company’s reportable segments. In accordance with SFAS 146, the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments at the abandonment date less the estimated sublease rentals that could reasonably be obtained from the property. This consolidation resulted in a restructuring charge of $1.5 million in 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. The Company updated its restructuring reserve analysis in 2007 and reduced the reserve by $0.2 million as the initial assumption regarding the ability to sublease the facility changed. As of December 31, 2007, the Company had $0.5 million related to the lease commitments. (See Note 7).

•

General and administrative expenses – General and administrative expenses increased by $2.8 million, or 11%, compared to 2006. The increases are primarily due to additional investments in general and administrative areas to accommodate the growth of the business throughout 2007 and one-time accounting and legal projects that occurred during 2007. In addition, we increased our reserves during 2007 as they relate to our legal expense accrual and potential management bonuses due to results that were above our expectations. General and administrative expenses as a percentage of total revenue were 11% in 2007 and 2006.

Interest income and expense – The Company’s interest income is derived from the investment of its cash and cash equivalents and remained flat in 2007 compared to 2006. The Company’s interest expense includes interest expense incurred on its long-term debt and capital lease obligations. Interest expense has decreased from $3.0 million in 2006 to $2.4 million in 2007. This decrease is the result of the Company utilizing excess cash generated from operating cash flow to reduce short-term borrowings, planned principal payments on our long-term debt and a reduction in the prime rate.

Provision for income taxes – The Company’s effective income tax rate was 42.7% in 2007, (127.9%) in 2006 and 15.9% in 2005. As a result of the release of the valuation allowance in 2006, the Company’s effective tax rate fluctuated during the 2007 fiscal year, as compared to 2006 and 2005. The Company expects its effective income tax rate to decrease 1-3% in 2008 as compared to 2007.

Year ended December 31, 2006 compared to year ended December 31, 2005

Radiant had net income from continuing operations of $0.56 per diluted common share in 2006, compared with net income from continuing operations of $0.18 per diluted common share in 2005. In addition, the Company’s revenues increased during the year ended December 31, 2006 by approximately $50.3 million, or 29%, compared to the previous year. These increases were primarily due to new business within our direct channels in both our Hospitality and Retail segments, the successful acquisitions and integration of MenuLink and Synchronics into our business model, increased focus internationally and increased use of our reseller channel for additional sales.

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

•

Other charges – During the second quarter of 2006, Radiant relocated its offices in Bedford, Texas to a facility in Fort Worth, Texas. The Company was contractually liable for the lease payments on the abandoned Bedford facility through September 2007 (lease expiration). In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments and estimated maintenance costs at the abandonment date. The restructuring charges were attributable to the Company’s Hospitality business segment. The abandonment of the Bedford facility resulted in a restructuring charge of approximately $1.4 million in the second quarter of 2006, which consisted of the fair value of the remaining lease liability and ongoing maintenance costs. During the third quarter of 2005, Radiant decided to consolidate certain facilities located in Alpharetta, Georgia, in order to reduce future operating costs. This resulted in the abandonment of one facility, which formerly housed the Company’s customer support call center. The restructuring charges were not attributable to any of the Company’s reportable segments. In accordance with SFAS 146, the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments at the abandonment date less the estimated sublease rentals that could reasonably be obtained from the property. This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. During the second quarter of 2006, the Company updated its restructuring reserve analysis and recorded an additional $0.3 million in restructuring charges as the initial assumption regarding the ability to sublease the facility changed.

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

Interest income and expense – The Company’s interest income is derived from the investment of its cash and cash equivalents and remained relatively flat in 2006 compared to 2005. The Company’s interest expense includes interest expense incurred on its long-term debt and capital lease obligations. Interest expense increased from approximately $1.2 million in 2005 to $3.0 million in 2006. This increase was attributable to the additional debt obtained to finance the acquisitions of MenuLink and Synchronics, additional short-term borrowings to finance stock repurchases and inventory purchases, and an increase in the prime rate of interest.

Income tax provision – In the second quarter of 2006, the Company reassessed the valuation allowance against its deferred tax assets and determined that it was more likely than not that a substantial portion of the deferred tax assets would be realized in the foreseeable future. This determination was based upon the Company’s projection of taxable income for 2006, 2007 and 2008, as well as the length of time since the Company has incurred losses from continuing operations before taxes. Accordingly, $17.8 million of the valuation allowance was released during the second quarter of 2006, of which $2.9 million was recorded as additional paid-in-capital and $14.9 million was recorded as a benefit to the income tax provision. As a result of the reversal of the valuation allowance, the Company’s effective tax rate fluctuated during the 2006 fiscal year as compared to 2005.

Liquidity and Capital Resources

Prior to January 2008, the Company had a senior secured credit facility with Wells Fargo Foothill, Inc. (the “WFF Credit Agreement”). The WFF Credit Agreement provided for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $31 million. The revolving loan amount available to the Company was derived from a monthly borrowing base calculation using the Company’s various accounts receivable balances. The amount derived from this borrowing base calculation was further reduced by the total amount of letters of credit outstanding. Loans under the WFF Credit Agreement bore interest, at Radiant’s option, at either the London Interbank Offering Rate plus two and one half percent or at the prime rate of Wells Fargo Bank, N.A. The WFF Credit Agreement contained certain customary representations and warranties and certain financial and non-financial covenants, with which the Company was in compliance as of December 31, 2007. As of December 31, 2007, the Company had approximately $0.5 million in letters of credit outstanding against the revolving loan facility.

The WFF Credit Agreement was scheduled to expire on March 31, 2010; however, it was refinanced in January 2008 upon the execution of the credit agreement with JPMorgan Chase Bank, N.A. (the “JPM Credit Agreement”), as arranger, and JPMorgan Chase Bank, N.A, SunTrust Bank, Bank of America and Guaranty Bank as initial lenders. The JPM Credit Agreement provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $60 million and a term loan facility in an aggregate principal amount of up to $30 million. As of January 2, 2008, aggregate borrowings under this facility totaled $75 million. Further explanation of this agreement is presented in Note 17 of the consolidated financial statements.

The Company’s working capital increased by approximately $22.1 million, or 74%, to $51.7 million at December 31, 2007 as compared to $29.7 million at December 31, 2006. The Company has historically funded its business through cash generated by operations. Cash provided by operating activities for 2007 was $25.2 million as compared to $11.7 million for 2006. Cash from operations in 2007 was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges including depreciation, amortization and stock-based compensation. These increases in cash were offset by an increase in accounts receivable and inventory balances. The increase in receivables is due to normal year over year fluctuations and the growth of the business, both organic and acquisition-related, as reflected in the year over year revenue increase. The increase in inventory is also due to normal year over year fluctuations and the increase in anticipated hardware shipments in future quarters. There were also increases in accounts payable and accrued expenses (which have a positive effect on cash flow) that were a direct result of the increase in inventory and the fact that payments to our vendors that supplied the Company with inventory were not due at year end. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

Cash provided by operating activities for 2006 was $12.0 million. Cash from operations in 2006 was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges including depreciation, amortization, the release of a portion of the valuation allowance related to the Company’s deferred tax assets, and stock-based compensation. This was partially offset by normal fluctuations in accounts receivable, inventories, other assets, accounts payable, accrued liabilities, payables due to BlueCube, client deposits and deferred revenue and other liabilities.

Cash provided by operating activities for 2005 was $15.0 million. Cash from operations in 2005 was mainly generated from net income, the adding back of non-cash items such as depreciation, amortization, lease restructuring charges and the impairment of the HotelTools software, and through the collection of calendar year support and maintenance invoices that were deferred and recognized over the course of the year. This was partially offset by normal fluctuations in accounts receivable, inventories, other assets, accounts payable, accrued liabilities, payables due to BlueCube, client deposits and deferred revenue and other liabilities.

Cash used in investing activities during 2007 was $6.8 million as compared to $28.3 million during the same period in 2006. Approximately $2.6 million of cash was invested in property and equipment, and $1.5 million was spent on the purchase of a license to use patented technology. In addition, the Company continued to increase its investment in future products by investing $2.7 million in internally developed capitalizable software.

Cash used in investing activities during 2006 was $28.3 million as compared to $12.1 million during the same period in 2005. In 2006, approximately $19.5 million of the cash was used in the acquisition of Synchronics. Approximately $5.7 million of cash was invested in property and equipment, most of which was a result of renovations in the Company’s manufacturing facility and the build-out of our new satellite office location in Fort Worth, Texas, and expenditures for capitalizable software projects of $3.1 million.

Cash used in investing activities in 2005 consisted of additional consideration related to the Breeze acquisition of $1.3 million (see Note 5 of the consolidated financial statements), the purchase of equipment, expenditures for capitalizable software projects of $4.8 million, the MenuLink acquisition totaling $5.0 million, and the continued payout of accrued contractual obligations related to the Enterprise disposition totaling $0.6 million.

Cash used in financing activities during 2007 was $4.2 million as compared to cash provided by financing activities of $14.6 million in 2006. In 2007, financing activities mainly consisted of $6.5 million in repayments under borrowings from the WFF Credit Agreement, repayment of $1.3 million of promissory notes related to the MenuLink acquisition, scheduled payments under the WFF Credit Agreement of $5.9 million, and $9.8 million related to cash proceeds and the related tax benefit received from employees for the exercise of stock options.

Cash provided by financing activities in 2006 consisted primarily of $22.5 million in cash received under borrowings from the WFF Credit Agreement previously mentioned , repayment of $1.3 million of promissory notes related to the MenuLink acquisition, repurchases of common stock totaling $5.0 million, scheduled payments under the WFF Credit Agreement of $5.4 million, and $3.7 million of cash proceeds received from employees for the exercise of stock options.

Cash used in financing activities during 2005 consisted primarily of the repayment of $17.7 million of promissory notes related to the Aloha acquisition, proceeds totaling $15.0 million generated from the WFF Credit Agreement previously mentioned, payments of $0.3 million made in connection with loan fees to enter into the WFF Credit Agreement, the repurchase of common stock from previous Breeze shareholders of $1.0 million, and cash generated from the issuance of shares under the Company’s employee stock purchase plan and the exercise of employee stock options equal to $4.7 million.

The Company believes that its cash and cash equivalents, funds generated from operations and borrowing capacity will provide adequate liquidity to meet its normal operating requirements, as well as to fund the above obligations for at least the next twelve months.

The Company believes there are opportunities to grow its business through the acquisition of complementary and synergistic companies, products and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue smaller non-accretive acquisitions that will shorten our time to market with new technologies. The Company expects the general size of cash acquisitions it would currently consider would be in the $5 million to $50 million range. Any material acquisition could result in a decrease in the Company’s working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that we obtain additional debt or equity financing. There can be no assurance that such additional financing will be available to us or that, if available, such financing will be obtained on favorable terms and would not result in additional dilution to our stockholders.

Contractual Obligations

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2013. Additionally, the Company leases computer equipment under various capital lease agreements which expire on various dates through December 2011. Contractual obligations as of December 31, 2007 below are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital leases	$1,670	$538	$991	$141	$—
Operating leases (1)	29,905	4,853	11,417	9,180	4,455
Other obligations:
Notes payable – acquisition of MenuLink Computer Solutions	1,311	1,311	—	—	—
Notes payable – acquisition of Aloha Technologies (2)	964	964	—	—	—
Term note (WFF Credit Agreement) (3)	18,192	18,192	—	—	—
Estimated interest payments on notes payable and term notes (4)	49	49	—	—	—
Purchase commitments (5)	1,011	1,011	—	—	—

Total contractual obligations	$53,102	$26,918	$12,408	$9,321	$4,455

(1)	This schedule includes the lease obligations resulting from the acquisition of Quest Retail Technology, which occurred on January 4, 2008. Further explanation of this transaction is presented in Note 17 of the consolidated financial statements. Also included in this schedule are the future minimum lease payments related to facilities that are being subleased. The total minimum rentals to be received in the future under noncancellable subleases as of December 31, 2007 are approximately $1.9 million in less than one year and $1.0 million in one to three years.
(2)	In January 2008, the balance of this promissory note was paid in full.
(3)	The WFF Credit Agreement was refinanced in January 2008 upon the execution of a new credit agreement with JPMorgan Chase Bank, N.A. (“JPM Credit Agreement”). Further explanation of this agreement is presented in Note 17 of the consolidated financial statements.
(4)	For purposes of this disclosure, we used the interest rates in effect as of December 31, 2007 to estimate future interest expense. In addition, this estimate does not include projected interest payments on the JPM Credit Agreement executed on January 2, 2008. See Note 7 and Note 17 to the consolidated financial statements for further discussion of our debt components and their interest rate terms.
(5)	The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The related supplies are to be delivered at various dates through October 2008. Further explanation of these commitments is presented in Note 11.

At December 31, 2007, the Company had a $2.3 million reserve for unrecognized tax benefits which is not reflected in the table above. Substantially all of this tax reserve is classified in other long-term liabilities and deferred income taxes on the accompanying consolidated balance sheet.

The contractual obligations resulting from the JPM Credit Agreement are not included in the table above since the transaction occurred subsequent to December 31, 2007. For the term note borrowings in aggregate of $30.0 million, the principal payments due subsequent to December 31, 2007 are approximately $4.0 million in less than one year, $12.0 million in one to three years and $14.0 million in three to five years. For the revolving line of credit borrowings in aggregate of $45.0 million, the principal payments subsequent to December 31, 2007 are expected to be approximately $10.0 million in less than one year, $10.0 million in one to three years and $25.0 million in three to five years. See Note 17 of the consolidated financial statements for further discussion of the terms of the JPM Credit Agreement.

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

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The Company generally sells its products, which include both software licenses and hardware, directly to end-users. Revenue from software licenses and system sales is generally recognized as products are shipped, provided that no significant vendor obligations remain and the collection of the related receivable is probable. For those agreements that provide for significant services or custom development that are essential to the software’s functionality, the software license and contracted services are recognized under the percentage of completion method as prescribed by the provisions of ARB 45 and SOP 81-1. Contracts accounted for on a percentage of completion basis under the provisions of SOP 81-1 are not considered complete until formal acceptance has been obtained from the customer.

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

Stock-based Compensation Expense

On January 1, 2006, Radiant implemented the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (SFAS 123(R)), using the modified prospective transition method. SFAS 123(R) requires companies to recognize the cost for employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method of adopting SFAS 123(R), Radiant began recognizing compensation expense for equity-based awards granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), plus unvested awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Under this method of implementation, no restatement of prior periods has been made.

At December 31, 2007, Radiant had approximately 1.8 million unvested options outstanding with a weighted-average grant-date fair value per share of $3.56. The unvested options have a total unrecognized compensation expense of approximately $4.3 million, net of estimated forfeitures, which will be recognized over the weighted average period of 1.25 years.

For the years ended December 31, 2007 and 2006, Radiant recognized stock compensation expense of approximately $3.8 million and $3.3 million, respectively. Prior to our adoption of SFAS 123(R), Radiant applied the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, to calculate the compensation expense for stock-based awards. Historically, the Company’s general policy was to set the exercise price for its stock options equal to the market value on the grant date. As a result, the options had no intrinsic value on their grant dates, and the Company did not record any compensation expense unless the terms of the options were subsequently modified. For the year ended December 31, 2005, the Company would have recognized approximately $4.7 million net of tax as expense for equity-based awards under SFAS 123(R).

Radiant uses the Black-Scholes model to estimate the fair value of options granted. The Black-Scholes model requires estimates of the expected term of the option, as well as future volatility and the risk-free interest rate.

For options issued during the year ended December 31, 2007, Radiant estimated the weighted average grant-date fair value per share to be $4.59. The key assumptions that we used to calculate these values are provided below:

Year ended December 31, 2007
Expected volatility	47-49%
Expected life (in years)	3-4
Expected dividend yield	0.00%
Risk-free interest rate	3.3% - 5.0%

The assumptions made represent our management’s best estimate, but they are highly subjective and inherently uncertain. If management had made different assumptions, the calculation of the options’ fair value and the resulting stock-based compensation expense could differ, perhaps materially, from the amounts recognized in Radiant’s financial statements.

In addition to the assumptions used to calculate the fair value of Radiant’s options, the Company is required to estimate the expected forfeiture rate of all share-based awards and only recognize expense for those awards the Company expects to vest. The stock-based compensation expense recognized in Radiant’s consolidated statement of operations for the year ended December 31, 2007 has been reduced for estimated forfeitures. If management were to change the estimate of forfeiture rates, the amount of stock-based compensation expense could differ, perhaps materially, from the amount recognized in the Radiant’s financial statements.

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

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for Radiant beginning in 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As a result of the implementation, the Company recognized a $0.9 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of the accumulated deficit on the accompanying balance sheet as of December 31, 2007.

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. FAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. FAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of shareholders’ equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both Statements is for fiscal years beginning after December 15, 2008. The adoption of FAS No. 141 (revised 2007) is prospective. The effects on our financial position and consolidated results of operations could be significant but there will be no impact on our cash flows. The adoption of FAS No. 160 is prospective. The impact to presentation and disclosure are applied retrospectively. We are currently in the process of evaluating the impact, if any, that the adoption of FAS No. 141 (revised 2007) and FAS No. 160 will have on our financial position, consolidated results of operations and cash flows.

In February 2007, the FASB released FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. Under FAS No. 159 companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of FAS No. 159 will have a material impact on our financial position, consolidated results of operations and cash flows.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of FAS No. 157 will have a material impact on our financial position, consolidated results of operations and cash flows.

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

Interest Rates

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents and long-term debt. During 2007, the weighted average interest rate on the Company’s long-term debt was approximately 8.65%. A 10% increase in this rate would have increased interest expense by approximately $239,000 during 2007.

Foreign Exchange

As more fully explained in Note 14 of the consolidated financial statements, the Company’s international revenues were approximately $33.5 million, $38.4 million and $33.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company’s results of operations and financial position during 2007, 2006 and 2005 were not material.

Forward Exchange Contract

The Company records derivatives, namely foreign exchange contracts, on the balance sheet at fair value. The gains or losses on foreign currency forward contracts are recorded in the accompanying consolidated statements of operations. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments. The Company recognized a gain of approximately $0.8 million related to a forward exchange contract executed during the fourth quarter of 2007. In addition, the Company recognized a gain of approximately $0.3 million on this contract upon its execution in conjunction with the acquisition of Quest Retail Technology during the first quarter of 2008. Further explanation of this subsequent event is presented in Note 17 of the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed with this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Radiant Systems, Inc.

We have audited the accompanying consolidated balance sheets of Radiant Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Radiant Systems, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 and 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006, based on the modified prospective application transition method.

As described in Note 2 and 10 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007 and began accounting for income tax contingencies in accordance with the guidance provided in FIN 48.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 4, 2008

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(In thousands, except share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$29,940	$15,720
Accounts receivable, net of allowance for doubtful accounts of $3,447 and $3,510, respectively	43,057	34,104
Receivable due from BlueCube	—	1,099
Inventories, net	30,494	26,484
Deferred tax assets	7,730	9,327
Other current assets	2,408	1,310

Total current assets	113,629	88,044
Property and equipment, net	14,184	14,726
Software development costs, net	7,231	5,019
Deferred tax assets, non-current	2,905	5,252
Goodwill	62,386	61,948
Intangible assets, net	20,650	23,447
Other long-term assets	974	219

Total assets	$221,959	$198,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt facility	$—	$6,489
Current portion of long-term debt	7,983	7,261
Accounts payable	21,317	12,939
Accrued liabilities	18,427	17,491
Payables due to BlueCube	—	3,665
Client deposits and unearned revenues	13,745	10,365
Current portion of capital lease payments	437	178

Total current liabilities	61,909	58,388
Client deposits and unearned revenues, net of current portion	—	188
Capital lease payments, net of current portion	1,034	451
Long-term debt, net of current portion	12,484	20,444
Other long-term liabilities	4,576	3,213

Total liabilities	80,003	82,684

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 31,935,105 and 30,923,800 shares issued and outstanding at December 31, 2007 and 2006, respectively	—	—
Additional paid-in capital	150,924	137,151
Accumulated deficit	(10,711)	(21,667)
Accumulated other comprehensive income	1,743	487

Total shareholders’ equity	141,956	115,971

Total liabilities and shareholders’ equity	$221,959	$198,655

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands, except per share data)

	2007	2006	2005
Revenues:
System sales	$145,322	$130,155	$98,530
Client support, maintenance, and other services	107,876	92,155	73,512

Total revenues	253,198	222,310	172,042

Cost of revenues:
System sales	76,547	68,250	53,687
Client support, maintenance, and other services	64,514	56,201	48,605

Total cost of revenues	141,061	124,451	102,292

Gross profit	112,137	97,859	69,750
Operating expenses:
Product development	23,437	21,746	14,406
Sales and marketing	28,851	26,383	19,137
Depreciation of fixed assets	4,147	3,532	3,267
Amortization of intangible assets	4,301	8,190	5,317
Other charges (Note 8)	67	1,663	2,000
General and administrative	28,058	25,292	18,022

Total operating expenses	88,861	86,806	62,149

Income from operations	23,276	11,053	7,601
Interest income	—	5	26
Interest expense	(2,393)	(3,042)	(1,219)
Other (expense) income, net	(218)	38	183

Income from operations before income tax provision	20,665	8,054	6,591
Income tax (provision) benefit	(8,822)	10,303	(1,029)

Net income	$11,843	$18,357	$5,562

Net income per share:
Basic income per share	$0.38	$0.59	$0.19

Diluted income per share	$0.36	$0.56	$0.18

Weighted average shares outstanding:
Basic	31,373	30,861	29,503

Diluted	33,160	32,636	31,569

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
BALANCE, January 1, 2005	29,321		$118,649	$(45,586)	$244	$73,307

Components of comprehensive income:
Net income	—	—	—	5,562	—	5,562
Foreign currency translation adjustment	—	—	—	—	(531)	(531)

Total comprehensive income:	—	—	—	5,562	(531)	5,031
Issuance of common stock in connection with acquisitions	218	—	2,390	—	—	2,390
Treasury stock purchase and retirement	(237)	—	(1,000)	—	—	(1,000)
Exercise of employee stock options	500	—	2,895	—	—	2,895
Stock issued under employee stock purchase plan	293	—	1,810	—	—	1,810

BALANCE, December 31, 2005	30,095	—	$124,744	$(40,024)	$(287)	$84,433

Components of comprehensive income:
Net income	—	—	—	18,357	—	18,357
Foreign currency translation adjustment	—	—	—	—	774	774

Total comprehensive income	—	—	—	18,357	774	19,131
Issuance of common stock in connection with acquisitions	605	—	7,292	—	—	7,292
Exercise of employee stock options	674	—	3,745	—	—	3,745
Treasury stock purchase and retirement	(453)	—	(4,972)	—	—	(4,972)
Income tax benefit from release of valuation allowance (see Note 10)	—	—	2,919	—	—	2,919
Stock issued under employee stock purchase plan	3	—	29	—	—	29
Tax benefits related from stock options	—	—	53	—	—	53
Stock-based compensation	—	—	3,341	—	—	3,341

BALANCE, December 31, 2006	30,924	—	$137,151	$(21,667)	$487	$115,971

Components of comprehensive income:
Net income	—	—	—	11,843	—	11,843
Foreign currency translation adjustment	—	—	—	—	1,256	1,256

Total comprehensive income	—	—	—	11,843	1,256	13,099
Exercise of employee stock options	1,003	—	7,117	—	—	7,117
Stock issued under employee stock purchase plan	8	—	121	—	—	121
Tax benefits related from stock options	—	—	2,670	—	—	2,670
Stock-based compensation	—	—	3,865	—	—	3,865
Cumulative effect adjustment due to adoption of FIN 48	—	—	—	(887)	—	(887)

BALANCE, December 31, 2007	31,935	—	$150,924	$(10,711)	$1,743	$141,956

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,843	$18,357	$5,562
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense (see Note 3)	3,795	3,260	—
Other charges (see Note 8)	67	1,663	2,000
Utilization of acquired deferred tax assets	—	60	571
Release of valuation allowance related to deferred tax assets (see Note 10)	—	(10,923)	—
Depreciation and amortization	9,202	12,449	9,408
Changes in assets and liabilities, net of acquired entities:
Accounts receivable	(7,261)	(7,019)	(2,127)
Inventories	(3,861)	(8,330)	520
Other assets	1,048	700	(722)
Accounts payable	5,374	2,305	(1,843)
Accrued liabilities	575	(1,001)	998
Payables due to BlueCube	—	1,718	(433)
Client deposits and deferred revenue	3,380	(3,590)	1,331
Other liabilities	1,039	2,078	(293)

Net cash provided by operating activities	25,201	11,727	14,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,645)	(5,651)	(4,785)
Capitalized software development costs	(2,667)	(3,125)	(554)
Purchase of intangible assets	(1,500)	—	—
Accrued contractual obligation and other payments related to sale of Enterprise business	—	—	(604)
Proceeds from sale of fixed assets	—	—	193
Acquisition of Synchronics	—	(19,474)	—
Acquisition of MenuLink, net of cash acquired	—	—	(5,046)
Additional consideration for Breeze acquisition	—	—	(1,300)

Net cash used in investing activities	(6,812)	(28,250)	(12,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	7,117	3,745	2,895
Proceeds from shares issued under employee stock purchase plan	122	29	1,810
Tax benefits from stock options	2,672	53	—
Principal payments on capital lease obligations	(353)	(64)	(203)
Borrowings under long-term debt facility	—	16,000	15,000
Net borrowings from short term- debt facility	(6,489)	6,489	—
Principal payments on long-term debt facility	(5,905)	(5,404)	(750)
Payment on loan fees associated with Credit Agreement	—	—	(342)
Repurchase of common stock	—	(4,972)	(1,000)
Principal payment on notes payable to shareholders	(1,333)	(1,274)	(17,712)

Net cash (used in) provided by financing activities	(4,169)	14,602	(302)
Increase (decrease) in cash and cash equivalents	14,220	(1,921)	2,574
Cash and cash equivalents at beginning of year	15,720	17,641	15,067

Cash and cash equivalents at end of year	$29,940	$15,720	$17,641

The accompanying notes are an integral part of these consolidated financial statements.

	2007	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash transactions related to acquisitions and divestitures (Note 5):
Issuance of common stock—Synchronics	$—	$7,292	$—
Adjustment related to change in contingent liabilities of MenuLink	$—	$160	$—
Issuance of common stock — MenuLink	$—	$—	$2,390
Reduction in long-term note payable (purchase price adjustment) — Aloha	$—	$—	$537
Long-term notes payable — MenuLink	$—	$—	$4,110

Cash paid for interest	$2,525	$2,913	$1,150
Cash paid for income taxes	$998	$346	$32

SCHEDULE OF NONCASH TRANSACTIONS:
Assets acquired under capital lease	$1,195	$613	$—
Gain on forward exchange contract	$840	$—	$—
Landlord leasehold improvements	$—	$1,070	$—

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2007

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

Headquartered in Alpharetta, Georgia, Radiant operates primarily through two reportable segments. Prior to 2006, the Company operated in three primary segments: (i) Hospitality, (ii) Petroleum and Convenience Retail, and (iii) Entertainment. However, effective January 1, 2006, the Company made the decision to condense its business into two operating segments: (i) Hospitality (which includes the former Entertainment segment) and (ii) Retail (which is comprised of the former Petroleum and Convenience Retail segment and the recently-acquired Synchronics business). These changes were made in order to increase management’s accountability for revenue growth and operating performance. See Note 14.

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

During 2006, the Company repurchased, and subsequently retired, approximately 453,000 shares for approximately $5.0 million at an average cost of $10.97 per share. These transactions relate to our share repurchase program which the Company’s Board of Directors re-commenced in November 2007 through November 2009.

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

Revenue Recognition

The Company’s revenue is generated primarily through software and system sales, support and maintenance, and other services. The Company recognizes revenue using the guidance from AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts (“ARB 45”), SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. Under these guidelines, the Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists; (2) delivery of the product has occurred; (3) the fee is fixed or determinable; (4) collectibility is reasonably assured; and (5) remaining obligations under the agreement are insignificant. Under multiple element arrangements, where each element is separately stated, sold and priced, the Company allocates revenues to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. The Company’s VSOE of fair value is determined based on the price charged when the same element is sold separately. If evidence of fair value does not exist for all elements in a multiple element arrangement, the Company recognizes revenue using the residual method. Under the residual method, a delivered element without VSOE of fair value is recognized as revenue if all undelivered elements have VSOE of fair value. Sales tax collected is recorded net and is not recognized as revenue and is included in accrued expenses on the accompanying consolidated balance sheets. Revenue from the Company’s clients is generally attributable to individual countries based on the location of the related point of shipment.

System Sales

The Company sells its products, which include both software licenses and hardware, to both resellers and directly to end-users. Revenue from software licenses and system sales is generally recognized as products are shipped, provided that no significant vendor obligations remain and that collection of the related receivable is probable. For those agreements that provide for significant services or custom development that are essential to the software’s functionality, the software license and contracted services are recognized under the percentage of completion method as prescribed by the provisions of ARB 45 and SOP 81-1. Contracts accounted for on a percentage of completion basis under the provisions of SOP 81-1 are not considered complete until formal acceptance has been obtained from the customer.

Support and Maintenance

The Company offers its clients post-contract support in the form of maintenance, telephone support and unspecified software enhancements. Revenue from support and maintenance is recognized ratably over the term of the agreement.

ASP and Subscription Model

The Company offers its clients a subscription based software model for use of its software, maintenance, telephone support and hosting services on a monthly basis. Revenue from subscription pricing is recognized ratably over the contract period.

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

Accounts Receivable and Allowance for Doubtful Accounts

A summary of the Company’s accounts receivable as of December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Trade receivables billed	$45,575	$35,772
Trade receivables unbilled	929	1,842

	46,504	37,614
Less allowance for doubtful accounts	(3,447)	(3,510)

	$43,057	$34,104

The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of clients to make required payments. Estimates are developed by using standard quantitative measures based on customer payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. No bad debt expense was incurred during the year ended December 31, 2007. Bad debt expense totaled approximately $0.7 million for the year ended December 31, 2006.

Inventory

Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventory as of December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Raw materials, net	$16,923	$16,338
Work in process	673	533
Finished goods, net	12,898	9,613

	$30,494	$26,484

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

Property and equipment at December 31, 2007 and 2006 are summarized as follows (in thousands):

	2007	2006
Computers and equipment	$18,813	$16,500
Leasehold improvements	7,490	7,179
Purchased software	9,940	8,732
Furniture and fixtures	8,045	8,003
Land	2,517	2,517

	46,805	42,931
Less accumulated depreciation and amortization	(32,621)	(28,205)

	$14,184	$14,726

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was approximately $4.4 million, $3.8 million and $3.5 million, respectively. Depreciation expense includes amortization of assets under capital leases in the amount of approximately $0.4 million, $0.1 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Capitalized leased assets are amortized over the shorter of the term of the lease, using the straight-line method, or in accordance with practices established for similar owned assets. Amortization of capitalized leased assets is included with depreciation expense in the accompanying financial statements. Included in property and equipment are the following capitalized leases (in thousands):

	2007	2006
Computers and equipment	$1,906	$709
Furniture and fixtures	1,937	1,937

	3,843	2,646
Less accumulated depreciation and amortization	(2,394)	(2,041)

	$1,449	$605

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. In accordance with SFAS 142, the Company evaluates the carrying value of goodwill as of January 1st of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s annual evaluations of goodwill, completed on January 1, 2008 and 2007 in accordance with SFAS 142, resulted in no impairment losses.

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

Software Development Costs

Capitalized software development costs consist principally of salaries and certain other expenses directly related to the development and modification of software products. Capitalization of such costs begins when a detail program or a working model has been produced as evidenced by the completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined is not more than five years. For the years ended December 31, 2007, 2006 and 2005, amortization of capitalized software development costs was approximately $0.5 million, $0.4 million and $0.7 million, respectively.

The Company evaluates the recoverability of capitalized software development costs on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the asset may be less than its net realizable value. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the net realizable value of the asset. The Company’s annual evaluation of capitalized software development costs on January 1, 2008 and 2007 resulted in no impairment.

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

Research, Development and Engineering Costs

Expenditures for research, development and engineering not capitalized are charged to operations as incurred (see Note 4).

Financing Costs Related to Long-Term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt. The Company incurred financing costs in 2005 related to the WFF Credit Agreement and other long-term debt agreements. The costs were deferred and are being amortized over three years. Amortization of financing costs totaled approximately $0.1 million in 2007, 2006 and 2005. The remaining financing costs have been expensed in the first quarter of 2008 in conjunction with the termination of the WFF Credit Agreement.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising expenses for fiscal years 2007, 2006 and 2005 were $0.6 million, $0.6 million and $0.3 million, respectively.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” became effective January 1, 2006, and requires us to expense the fair value of grants made under our stock option plans over the vesting period of the option grants. We adopted the “Modified Prospective Application” transition method, which does not result in restatement of previously issued financial statements. Awards granted after the effective date of SFAS No. 123(R) are valued and non-cash share-based compensation expense is recognized in the consolidated statement of operations in accordance with SFAS No. 123(R). In addition, non-vested awards that were granted before the effective date of SFAS No. 123(R) also result in recognition of non-cash share-based compensation expense.

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

The Company adopted the provisions of FASB interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” on January 1, 2007. As a result of this adoption, the Company recognized a charge of approximately $0.9 million to the beginning balance of the accumulated deficit on the accompanying consolidated balance sheet as of December 31, 2007. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

	2007	2006	2005
Weighted average common shares outstanding	31,373	30,861	29,503
Dilutive effect of outstanding stock options	1,787	1,775	2,066

Weighted average common shares outstanding assuming dilution	33,160	32,636	31,569

For the years ended December 31, 2007, 2006 and 2005, options to purchase approximately 1.7 million, 2.1 million and 1.6 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were antidilutive for the years then ended.

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

Derivative Financial Instruments

The Company uses foreign exchange forward contracts, to hedge certain existing and anticipated foreign currency denominated transactions. The terms of foreign exchange contracts used are generally consistent with the timing of the foreign currency transactions.

The Company records derivatives, namely foreign exchange contracts, on the balance sheet at fair value. The gains or losses on foreign currency forward contracts are recorded in the accompanying consolidated statements of operations. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments. The Company recognized a gain of approximately $0.8 million related to a forward exchange contract executed during the fourth quarter of 2007. In addition, the Company recognized a gain of approximately $0.3 million on this contract upon its execution in conjunction with the acquisition of Quest Retail Technology during the first quarter of 2008. Further explanation of this subsequent event is presented in Note 17 of the consolidated financial statements.

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash accounts primarily with one bank in Georgia. The total cash balances are insured by the FDIC up to $100,000 per bank. As of December 31, 2007, the Company has cash balances on deposit with this bank that exceeded the balance insured by the FDIC in the amount of approximately $24.1 million.

Concentration of Business and Credit Risk

Financial instruments, which potentially subject the Company to credit risk, consist principally of trade receivables and interest bearing investments. The Company performs on-going credit evaluations of its clients and generally does not require collateral. The Company estimates the losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable. The Company believes it maintains adequate reserves for potential losses and such losses have been included in management’s estimates.

As of December 31, 2007 and 2006, approximately 24% and 12%, respectively, of the Company’s accounts receivable were due from five clients.

During the years ended December 31, 2007, 2006 and 2005, approximately 19%, 21% and 20% respectively, of the Company’s revenues were derived from five clients. For the years ended December 31, 2007, 2006 and 2005, no individual client accounted for more than 10% of the Company’s total revenues.

Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement establishes the rules for the reporting of comprehensive income and its components. The Company’s comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the years ended December 31, 2007, 2006 and 2005, was approximately $13.1 million, $19.1 million and $5.0 million, respectively.

Recent Accounting Pronouncements

The following new accounting standards have been or will be adopted by Radiant subsequent to January 1, 2005 and the impact of such adoption, if applicable, has been included in the accompanying consolidated financial statements:

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. FAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. FAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of shareholders’ equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both Statements is for fiscal years beginning after December 15, 2008. The adoption of FAS No. 141 (revised 2007) is prospective. The effects on our financial position and consolidated results of operations could be significant, but there will be no impact on our cash flows. The adoption of FAS No. 160 is prospective. The impact to presentation and disclosure are applied retrospectively. We are currently in the process of evaluating the impact, if any, that the adoption of FAS No. 141 (revised 2007) and FAS No. 160 will have on our financial position, consolidated results of operations and cash flows.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB released FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. Under FAS No. 159 companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of FAS No. 159 will have a material impact on our financial position, consolidated results of operations and cash flows.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of FAS No. 157 will have a material impact on our financial position, consolidated results of operations and cash flows.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. STOCK-BASED COMPENSATION

Radiant has adopted stock plans that provide for the grant of incentive and non-qualified stock options to directors, officers, and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. In addition, Radiant provides employees stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). The ESPP was suspended on December 31, 2005 in an effort to reduce future stock compensation expense. The Company reinstated the ESPP program during the third quarter of 2006 on terms that permit employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. Based on these terms, the reinstated ESPP will not result in any future stock compensation expense. The Company has authorized approximately 16.2 million shares for awards of options, of which approximately 1.1 million shares are available for future grants as of December 31, 2007.

On January 1, 2006, Radiant implemented the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective transition method. SFAS 123(R) requires companies to recognize the cost for employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method of adopting SFAS 123(R), Radiant began recognizing compensation expense for equity-based awards granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), plus unvested awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Under this method of implementation, no restatement of prior periods was required.

Equity-based compensation expense recognized under SFAS 123(R) in the consolidated statement of operations for the years ended December 31, 2007 and 2006 was approximately $3.8 million and $3.3 million, respectively. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis. Equity-based compensation expense reduced basic earnings per share by $0.12 and $0.11 for the years ended December 31, 2007 and 2006, respectively, and reduced diluted earnings per share by $0.11 and $0.10, respectively, for the twelve months ended December 31, 2007 and 2006. The non-cash stock-based compensation expense was included in the consolidated statements of operations as follows (in thousands):

	2007	2006
Cost of revenues-systems	$163	$502
Cost of revenues-client support, maintenance and other servies	295	221
Product Development	550	572
Sales and marketing	1,016	769
General and administrative	1,771	1,196

Non-cash stock based compensation expense	$3,795	$3,260

For years ended December 31, 2007 and 2006, the total income tax benefit recognized in the consolidated statement of operations for share-based compensation, recorded in accordance with SFAS No. 123(R), was approximately $1.2 million and $0.6 million. The Company capitalized approximately $69,000 and $80,000 in compensation cost related to product development for the years ended December 31, 2007 and 2006, respectively.

Prior to January 1, 2006, Radiant measured compensation expense for its employee equity-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As the exercise price of all options granted under these plans was not below the fair market price of the underlying common stock on the grant date, no equity-based compensation cost was recognized in the consolidated statements of operations under the intrinsic value method.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The exercise price of each stock option equals the market price of Radiant’s stock on the date of grant. Most options are scheduled to vest equally over a three or four-year period or when certain stock performance requirements are met. These stock performance requirements include a provision that allows for early vesting if certain stock price targets are met. The Company recognizes stock-based compensation expense using the graded vesting attribution method. Outstanding options expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model for the years ended December 31, 2007 and 2006 are outlined in the following table:

	Year ended December 31, 2007	Year ended December 31, 2006
Expected volatility	47-49%	52-55%
Expected life (in years)	3-4	3-4
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.3% - 5.0%	4.6% - 5.4%

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the changes in stock options outstanding under Radiant’s equity-based compensation plans during the years ended December 31, 2007 and 2006 is presented below:

(in thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6,413	$8.83	5.85
Granted	734	$12.32
Exercised	(674)	$5.60
Forfeited or cancelled	(189)	$11.32

Outstanding at December 31, 2006	6,284	$9.58	4.95	$16,880

Granted	775	$12.74
Exercised	(1,002)	$7.07
Forfeited or cancelled	(259)	$11.66

Outstanding at December 31, 2007	5,798	$10.34	4.01	$42,886

Vested or expected to vest at December 31, 2007	5,501	$10.35	4.00	$40,797
Exercisable at December 31, 2007	3,970	$10.35	3.85	$30,281
Exercisable at December 31, 2006	4,379	$9.98	4.69	$11,990

The weighted average grant-date fair value of options granted during the years ended December 31, 2007 and 2006 was $ 4.59 and $5.00, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the years ended December 31, 2007 and 2006 was approximately $7.5 million and $4.9 million, respectively. The total fair value of options that vested during the years ended December 31, 2007 and 2006 was approximately $1.4 million and $0.6 million, respectively. At December 31, 2007 and 2006, Radiant had approximately 1.8 million and 1.9 million unvested options outstanding with a weighted-average grant-date fair value of $3.56 and $3.05, respectively. Of the 1.8 million and 1.9 million options that were unvested at December 31, 2007 and 2006, there were 0.1 million and 0.4 million options that had a vesting period based on stock performance requirements. The unvested options have a total unrecognized compensation expense of approximately $4.3 million and $3.7 million during the years ended December 31, 2007 and 2006, respectively, net of estimated forfeitures, which will be recognized over the weighted average period of 1.25 and 1.69 years, respectively. Cash received from options exercised was approximately $7.1 million and $3.7 million during the years ended December 31, 2007 and 2006, respectively.

Prior to 2006, Radiant followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended. The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under Radiant’s stock-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If the Company had recognized the expense of equity programs in the consolidated statements of operations, additional paid-in capital would have increased by a corresponding amount.

(in thousands, except per share data)	Year ended December 31, 2005
Net income-as reported	$5,562
Stock-based compensation expense	(4,768)

Net income-pro forma	$794

Basic net income per share
As reported	$0.19
Pro forma	$0.03
Diluted net income per share:
As reported	$0.18
Pro forma	$0.03

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Year ended December 31, 2005
Expected volatility	61%
Expected life (in years)	3.8
Expected dividend yield	0.00%
Risk-free interest rate	4.29%

The weighted-average fair value of each option granted in the year ended December 31, 2005 was $5.05.

4. PRODUCT DEVELOPMENT EXPENDITURES

Product development expenditures for the years ended December 31, 2007, 2006 and 2005 are summarized as follows (in thousands):

	2007	2006	2005
Total development expenditures	$26,173	$24,951	$14,960
Less amounts capitalized	2,736	3,205	554

Product development expense	$23,437	$21,746	$14,406

The activity in the capitalized software development account during 2007 and 2006 is summarized as follows (in thousands):

	2007	2006
Balance at beginning of period, net	$5,019	$2,249
Capitalized software development costs	2,736	3,205
Amortization expense	(524)	(435)

Balance at end of period, net	$7,231	$5,019

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

Acquisition of Synchronics, Inc.

On January 3, 2006, the Company acquired substantially all of the assets of Synchronics, Inc. (“Synchronics”), a supplier of business management and point-of-sale software for the retail industry. Total consideration was approximately $26.8 million and consisted of approximately $19.5 million in cash and 605,135 shares of restricted common stock with a value of $12.05 per share in accordance with EITF-99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” The cash portion of the purchase price was paid on the date of closing. The operations of the Synchronics business have been included in the Company’s consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Retail segment.

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

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of MenuLink Computer Solutions, Inc.

On October 6, 2005, the Company acquired the shares of MenuLink Computer Solutions, Inc. (“MenuLink”). MenuLink is a leading supplier of back-office software for the hospitality industry. Total consideration was approximately $12.8 million and consisted of $6.3 million in cash, three-year notes in the principal amount of approximately $4.1 million, and 217,884 shares of restricted common stock with a value of $10.97 per share on the date of announcement (September 19, 2005). The cash consideration of $6.3 million was paid on the date of closing. The notes have an interest rate equivalent to the prime rate and will be paid in equal monthly installments (principal and interest) over a 36-month period through October 2008. MenuLink’s operations have been included in the Company’s consolidated results of operations and financial position from the date of acquisition.

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

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of E-Needs, Inc.

On April 14, 2004, the Company acquired substantially all of the assets of E-Needs, Inc. (“E-Needs”), a company engaged in the business of developing, marketing, licensing and selling software and services in the movie-theatre circuit and related financial management marketplaces. The operating results of E-Needs are included in the consolidated financial statements from the date of acquisition. The transaction included the purchase of certain software technology source code and customer lists. Total consideration and transaction costs were approximately $0.7 million and consisted of $0.3 million in cash, the issuance of 46,133 shares of common stock with a fair value of $6.50 per share based on the average closing price for the 10 days prior to the date of announcement (March 17, 2004) and approximately $0.1 million of assumed liabilities and direct expenses. The purchase agreement also provides for additional cash payments if certain future operating targets are achieved. The additional payments may aggregate up to approximately $1.6 million and will be accounted for as part of the purchase price if such operating targets are met. As of December 31, 2007, none of these future operating targets had been achieved. Intangible assets of approximately $0.6 million were recorded and are being amortized over the assets’ estimated useful lives, which range from three to ten years. The remaining $0.1 million of the purchase price was recorded as goodwill and assigned to the Hospitality segment. The goodwill is deductible for tax purposes over a period of 15 years.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Aloha Technologies, Inc.

On January 13, 2004, the Company acquired substantially all of the assets of Aloha Technologies and certain affiliated entities (collectively, “Aloha”). Aloha is a leading provider of point of sale systems for the hospitality industry. The results of Aloha have been included in the consolidated financial statements from the date of the acquisition. Total consideration and transaction costs of approximately $48.9 million consisted of an $11.0 million cash payment, a five-year note in the principal amount of $19.7 million at an interest rate of prime plus one percent, a one-year note in the principal amount of $1.7 million at an interest rate of prime plus one percent, the issuance of 2,353,846 shares of restricted common stock with a fair value of $6.50 per share on the date of announcement (December 15, 2003), an initial purchase price adjustment of approximately $0.8 million, and approximately $0.9 million of direct expenses the Company incurred related to the acquisition and the assumption of certain liabilities. In 2005, an additional purchase price adjustment was recorded which reduced the current assets acquired by approximately $0.5 million. Intangible assets of approximately $26.1 million were recorded and are being amortized over the assets’ estimated useful lives, which range from three to fifteen years. The intangible assets acquired were valued by the Company with the assistance of independent appraisers utilizing customary valuation procedures and techniques. As a result of the Aloha acquisition, goodwill of approximately $24.7 million was assigned to the Hospitality segment and will be deductible for tax purposes over a period of 15 years.

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

The Company’s evaluation of goodwill in accordance with SFAS 142 for 2007 and 2006 and completed on January 1, 2008 and 2007, respectively, resulted in no impairment losses. Changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	Hospitality	Retail	Total
BALANCE, December 31, 2005	$37,277	$6,962	$44,239

Goodwill resulting from the Synchronics acquisition (Note 5)	—	17,019	17,019
Currency translation adjustment related to Breeze acquisition	—	276	276
Utilization of acquired deferred tax asset (Note 10)	—	(60)	(60)
Adjustment related to change in contingent liabilities of MenuLink (Note 5)	474	—	474

BALANCE, December 31, 2006	$37,751	$24,197	$61,948

Currency translation adjustment related to Breeze acquisition	—	438	438

BALANCE, December 31, 2007	$37,751	$24,635	$62,386

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

A summary of the Company’s intangible assets as of December 31, 2007 and 2006 is as follows (in thousands):

		December 31, 2007		December 31, 2006
	Weighted Average Amortization Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core and developed technology – Hospitality	3.5 years	$12,700	$(11,862)	$12,700	$(11,221)
Reseller network – Hospitality	15 years	9,200	(2,428)	9,200	(1,814)
Direct sales channel – Hospitality	10 years	3,600	(1,425)	3,600	(1,065)
Covenants not to compete – Hospitality	4 years	1,750	(1,545)	1,750	(1,471)
Trademarks and tradenames – Hospitality	Indefinite	1,300	—	1,300	—
Trademarks and tradenames – Hospitality	5 years	300	(134)	300	(74)
Customer list and contracts – Hospitality	6.5 years	1,650	(633)	1,650	(383)
Core and developed technology – Retail	4 years	3,800	(1,900)	3,800	(950)
Reseller network – Retail	6 years	5,200	(1,733)	5,200	(867)
Subscription sales – Retail	4 years	1,400	(700)	1,400	(350)
Trademarks and tradenames – Retail	6 years	700	(233)	700	(117)
Other	8 years	2,020	(377)	492	(333)

Total intangible assets		$43,620	$(22,970)	$42,092	$(18,645)

Amortization expense related to intangible assets was approximately $4.3 million, $8.2 million and $5.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Future amortization expense does not include intangible assets acquired in conjunction with the January 2008 acquisition of Quest Retail Technology (“Quest”) as discussed in Note 17, since the purchase price allocation has not been completed. The table below summarizes the approximate amortization expense for the following annual periods subsequent to December 31, 2007, excluding Quest’s intangible assets and assuming no future acquisitions, dispositions or impairments of intangible assets (in thousands):

12-month period ended December 31,
2008	$4,117
2009	3,967
2010	2,477
2011	2,398
2012	1,365
Thereafter	5,026

$19,350

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. DEBT

On March 31, 2005, the Company entered into a senior secured credit facility (the “WFF Credit Agreement”) with Wells Fargo Foothill, Inc., as the arranger, administrative agent and initial lender. The WFF Credit Agreement, which was amended on January 3, 2006, provided for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $31 million. The revolving loan amount available to the Company was derived from a monthly borrowing base calculation using the Company’s various receivables balances. The amount derived from this borrowing base calculation was further reduced by the total amount of letters of credit outstanding. Loans under the WFF Credit Agreement bore interest, at Radiant’s option, at either the London Interbank Offering Rate plus two and one half percent or at the prime rate of Wells Fargo Bank, N.A.

The WFF Credit Agreement contained certain customary representations and warranties from Radiant. It also contained customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of Radiant’s assets; and limitations on transactions with related parties. In addition, the WFF Credit Agreement contains various financial covenants, including: minimum EBITDA levels, as defined; minimum tangible Net Worth, as defined; and maximum capital expenditures. As of December 31, 2007, the Company was in compliance with all financial covenants. The WFF Credit Agreement also contained customary events of default, including: nonpayment of principal, interest, fees or charges when due; breach of covenants; material inaccuracy of representations and warranties when made; and insolvency. The WFF Credit Agreement was secured by the assets of the Company. As of December 31, 2007, the Company had approximately $0.5 million in letters of credit outstanding against the revolving loan facility.

In January 2008, the WFF Credit Agreement was refinanced upon the execution of a new credit agreement with JPMorgan Chase Bank, N.A. (the “JPM Credit Agreement”), as arranger, and JPMorgan Chase Bank, N.A, SunTrust Bank, Bank of America and Guaranty Bank as initial lenders. The JPM Credit Agreement provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $60 million and a term loan facility in an aggregate principal amount of up to $30 million. As of January 2, 2008, aggregate borrowings under this facility totaled $75 million. Further explanation of the JPM Credit Agreement is presented in Note 17 of the consolidated financial statements.

In the second quarter of 2005, the Company entered into an amended and restated promissory note in the amount of $1.5 million with the previous shareholders of Aloha Technologies, Inc., acquired by the Company in January 2004. During the fourth quarter of 2005, the Company modified the amended promissory note by reducing the $1.5 million principal amount to $1.0 million. The decrease was the result of agreed upon purchase price adjustments. The principal on this note was originally agreed to be paid over the course of the third and fourth quarters of 2008 and the first quarter of 2009, but was subsequently paid in full during the first quarter of 2008.

In the fourth quarter of 2005, the Company issued approximately $4.1 million in notes payable related to the acquisition of MenuLink. The interest on the notes is calculated based on the prime rate and payments for both principal and interest are being made in equal installments over a 36-month period. The notes are scheduled to be paid off by the fourth quarter of 2008.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of long-term debt and the related balances as of December 31, 2007 and 2006 (in thousands):

Description of Debt	December 31, 2007	December 31, 2006
Promissory note (as amended) with Aloha shareholders bearing interest based on the prime rate plus one percent (8.25% as of December 31, 2007) with interest being paid monthly and principal being paid over the course of three fiscal quarters beginning in the third quarter of 2008	$964	$964
Term loan (as amended) with a bank bearing interest based on the prime rate (7.25 % as of December 31, 2007) with principal being paid at $492 per month plus accrued interest (all unpaid principal and accrued interest is due upon termination or expiration of the WFF Credit Agreement)	18,192	24,092
Promissory notes with MenuLink shareholders bearing interest based on the prime rate (7.25% as of December 31, 2007) and being paid in thirty-six equal installments of principal and interest through the fourth quarter of 2008	1,311	2,649

Total	$20,467	$27,705

Approximate annual maturities of notes payable that were outstanding at December 31, 2007 are as follows:

(Dollars in Thousands)
2008	$7,983
2009	6,093
2010	6,391

Balance, December 31, 2007	$20,467

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. OTHER CHARGES

Due Diligence Costs

During the second quarter of 2007, the Company wrote off $1.2 million in accounting, tax and legal due diligence fees in connection with the termination of a proposed acquisition. The Company determined that such acquisitions will not take place. Such charges were written off and recorded as “Other Charges” in the Company’s statement of operations during the year ended December 31, 2007.

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

The abandonment of the Bedford facility resulted in a restructuring charge of approximately $1.4 million in the second quarter of 2006, which consisted of the fair value of the remaining lease liability and ongoing maintenance costs. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.1 million in restructuring charges as the initial assumption regarding ongoing maintenance costs had changed. The Company anticipates the remaining payments will be made by the end of the first quarter of 2008. The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2006	$710	$0	$710

Modifications to Original Reserve Analysis	(49)	—	(49)
Expenses charged against restructuring reserve	(656)	—	(656)

Balance, December 31, 2007	$5	$0	$5

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

This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. During the second quarter of 2006, the Company updated its restructuring reserve analysis and recorded an additional $0.3 million in restructuring charges as the initial assumption regarding the ability to sublease the facility had changed. As of December 31, 2007, approximately $0.5 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the fourth quarter of 2010 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2006	$414	$488	$902

Modifications to Original Reserve Analysis	(211)	(41)	(252)
Expenses charged against restructuring reserve	(18)	(147)	(165)

Balance, December 31, 2007	$185	$300	$485

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Forward Exchange Contract

The Company records derivatives, namely foreign exchange contracts, on the balance sheet at fair value. The gains or losses on foreign currency forward contracts are recorded in the accompanying consolidated statements of operations. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments. The Company recognized a gain of approximately $0.8 million related to a forward exchange contract executed during the fourth quarter of 2007. In addition, the Company recognized a gain of approximately $0.3 million on this contract upon its execution in conjunction with the acquisition of Quest Retail Technology during the first quarter of 2008. Further explanation of this subsequent event is presented in Note 17 of the consolidated financial statements.

Severance Costs

During 2004, in connection with the purchase of Aloha and the efficiencies obtained in the consolidation of several processes and the alignment of resources, the Company accrued approximately $1.1 million for severance payments and included this amount in goodwill. During 2007, 2006 and 2005, approximately $0.1 million, $0.3 million and $0.6 million of these liabilities, respectively, were paid, and no amount was outstanding as of December 31, 2007.

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

9. ACCRUED LIABILITIES

The components of accrued liabilities at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Accrued wages	$3,319	$2,972
Bonus and external/internal commissions payable	9,912	6,882
Other accrued liabilities	5,196	7,637

	$18,427	$17,491

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. INCOME TAXES

The following summarizes the components of the income tax provision (benefit) (in thousands):

	Years ended December 31,
	2007	2006	2005
Current taxes:
Federal	$3,017	$809	$95
State	339	45	50
Foreign	480	418	313
Deferred taxes	4,986	(11,575)	571

Income tax provision (benefit)	$8,822	$(10,303)	$1,029

Our domestic and foreign income from continuing operations before income taxes is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
U.S.	$19,093	$7,048	$5,220
Foreign	1,572	1,006	1,371

	$20,665	$8,054	$6,591

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income from continuing operations before taxes. Reconciliation of these differences is as follows:

	2007	2006	2005
Statutory federal tax rate	35%	34%	34%
State income taxes, net of federal tax benefit	1.9	2.5	0.8
Foreign taxes	1.0	0.6	2.0
Meals and entertainment	0.5	1.3	1.0
Valuation allowance on deferred tax assets	-0.2	-185.0	-23.0
Rate change	-1.5	3.5	—
Increase in tax contingencies	0.3	7.7	—
Incentive stock option compensation	1.2	7.2	—
Other	4.5	0.3	1.1

	42.7%	-127.9%	15.9%

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred income tax assets and (liabilities) as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Deferred income tax assets:
Inventory reserve	$1,808	$1,430
Allowance for doubtful accounts	1,687	1,594
Depreciation	1,473	1,587
Intangibles	348	1,588
FAS 123(R) expense—non qualified options	1,347	572
Accrued expenses	617	676
Deferred Rent	1,029	—
Net operating loss carryforward	380	3,524
Research credit	2,421	3,765
State credit	391	391
Foreign tax credit	411	146
Alternative minimum tax credit	281	297
Other	1,580	1,030

Gross deferred income tax assets	13,773	16,600
Valuation allowance	(411)	(146)

Total deferred income tax assets, net	$13,362	$16,454

Deferred income tax liabilities:
Goodwill and intangible assets	(2,727)	(1,875)

Net deferred income tax asset	$10,635	$14,579

Our deferred income tax assets and liabilities at December 31, 2007 and 2006, are included in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2007	2006
Current deferred income tax assets	$7,730	$9,327
Deferred income tax assets, non-current	2,905	5,252

Net deferred income tax assets	$10,635	$14,579

At December 31, 2007, the Company had state net operating loss carryforwards of approximately $7.2 million and foreign net operating loss carryforwards of $0.3 million. The tax loss carryforwards (if not utilized against taxable income) expire from 2023 to 2024. In addition, the Company has excess tax benefits, related to current and prior year stock option exercises subsequent to the adoption of FAS 123(R), of $12.0 million that are not recorded as a deferred tax asset as the amounts have not yet resulted in a reduction in current taxes payable. The benefit of these deductions will be recorded to additional paid-in-capital at the time the tax deduction results in a reduction of current taxes payable.

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

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company has certain tax credit carryforwards available to offset future tax liability, including research and development, state, foreign and alternative minimum tax credits. The amounts at December 31, 2007 totaled $2.4 million, $0.4 million, $0.4 million and $0.3 million, respectively. The amounts at December 31, 2006 totaled $3.8 million, $0.3 million and $0.1 million, respectively. The research and development and foreign tax credits expire from 2010 to 2025. The alternative minimum tax credit carries forward indefinitely to offset future U.S. tax liability.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, the Company recognized a $0.9 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of the accumulated deficit on the accompanying consolidated balance sheet as of December 31, 2007.

Including the cumulative effect increase, at the beginning of 2007, the Company had approximately $2.3 million of total gross unrecognized tax benefits. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

The following reconciliation summarizes the total gross unrecognized tax benefits (in thousands):

(Dollars in Thousands)	Year ended December 31, 2007
Balance at January 1, 2007	$2,291
Gross change tax positions of current period	—
Gross change for tax positions of prior year	—
Settlements with taxing authorities	—
Lapse of statute of limitations	—

Balance at December 31, 2007	$2,291

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. For U.S. federal and most state jurisdictions, tax years after 1996 are open for examination primarily due to net operating losses and other tax attribute carryforwards. For Australia, Czech Republic and the United Kingdom, tax years after 2000, 2002 and 2004, respectively, are open for examination. The Company is not currently under examination by any income taxing jurisdiction.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued $0.1 million in interest associated with uncertain tax positions for the period ended December 31, 2007.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, equipment and certain vehicles under noncancelable operating lease agreements expiring on various dates through 2013. Total rent expense under operating leases was approximately $4.8 million, $5.2 million and $3.7 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company leases various equipment under capital leases that expire on various dates through December 2011. Aggregate future minimum lease payments under the capital leases, noncancelable operating leases in effect as of December 31, 2007, and noncancelable operating leases which commenced subsequent to December 31, 2007, are as follows (in thousands):

	Capital	Operating
2008	$538	$4,853
2009	538	5,646
2010	453	5,771
2011	141	4,550
2012	—	4,630
Thereafter	—	4,455

Total	$1,670	$29,905

Less: Amount representing interest	199

Net present value of minimum lease payments	1,471
Less: Current portion of capital lease	437

Long-term portion of capital lease obligation	$1,034

The schedule above includes the lease obligations resulting from the acquisition of Quest Retail Technology, which occurred on January 4, 2008. Further explanation of this transaction is presented in Note 17 of the consolidated financial statements. Also included in this schedule are the future minimum lease payments related to facilities that are being subleased. The total minimum rentals to be received in the future under noncancelable subleases as of December 31, 2007, are approximately $1.9 million in 2008, $0.6 million in 2009 and $0.4 million in 2010.

Employment Agreements

As part of the acquisition of Aloha, the Company entered into an employment agreement with an employee that currently remains in effect. Under this employment agreement, in the event the Company terminates employment without cause or if the employee terminates employment with good reason, the Company would be obligated to pay the employee severance at a rate equal to his or her base salary at the date of termination for the remaining term of the agreement.

Letters of Credit

As of December 31, 2007 and 2006, the Company had outstanding letters of credit of approximately $0.5 million and $0.6 million, respectively. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The outstanding letters of credit reduced the amount available under the former revolving loan provided by the Credit Agreement with Wells Fargo Foothill, Inc. Further explanation of this agreement is presented in Note 7. On January 1, 2006, approximately $2.7 million in letters of credit expired and were not renewed.

Legal Matters

Radiant is and has been involved in legal proceedings arising in the normal course of business. Management is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Purchase Commitments

The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The aggregate anticipated payments related to these purchase orders are approximately $1.0 million in 2008.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. SHAREHOLDERS’ EQUITY

Treasury Stock

Over the course of the history of the Company, the Board of Directors has authorized a stock repurchase program. This program has been renewed several times by the Board of Directors and the Company has repurchased and subsequently retired approximately 4.1 million shares of its common stock, for total consideration of approximately $35.0 million under these repurchase programs.

The following is a summary of transactions that have occurred over the past three years in regards to the stock repurchase program:

In the first quarter of 2005, the Company repurchased approximately 238,000 shares of common stock at a cost of approximately $1.0 million from the former shareholders of Breeze, who were issued the shares in connection with the specified earnings milestones that were achieved in the fourth quarter of 2004.

During 2006, the Company repurchased, and subsequently retired, approximately 453,000 shares for approximately $5.0 million at an average cost of $10.97 per share. The Company did not repurchase any shares under its repurchase plan in 2007.

In the fourth quarter of 2007, the Board of Directors of the Company authorized a re-commencement of the Company’s stock repurchase program authorizing the repurchase of up to 1.0 million shares at a price not to exceed $25.00 per share through November 2009.

Preferred Stock

In January 1997, the Company authorized 5,000,000 shares of preferred stock with no par value. The Company’s Board of Directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. EMPLOYEE BENEFITS

Stock-Based Compensation Plans

Employee Stock Purchase Plan

During 1998, the Company’s Board of Directors adopted, with shareholder approval, the 1998 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, the Company is authorized to issue up to 2,500,000 shares of Radiant’s common stock to its qualified employees, who originally were eligible to purchase shares at 85% of the appropriate market price every six months. Originally, the purchase price of the stock was the lower of the market price in effect on the day the offering started or the day the offering terminated. The ESPP was suspended on December 31, 2005 in an effort to reduce future stock compensation expense. The Company reinstated the ESPP during 2006 on terms that permit employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. Based on these terms, the reinstated ESPP will not result in any future stock compensation expense.

In 2007, 2006 and 2005, the Company issued approximately 9,000 shares, 3,000 shares and 293,000 shares under the ESPP at an average price of $14.15, $9.32, and $6.18 per share, respectively. As of December 31, 2007, there were approximately 991,000 shares available for future issuance under the ESPP.

Directors Stock Option Plan

During 1997, the Company’s Board of Directors adopted, with shareholder approval, the Non-Management Directors’ Stock Option Plan (the “Directors’ Plan”) for non-management directors of the Company, under which the Company could grant options to purchase up to 150,000 shares of Radiant’s common stock to nonemployee directors of the Company. Options were granted at an exercise price, not less than fair value as referenced to quoted market prices. Initial grants to new directors were exercisable over three years, while annual grants were exercisable six months after the grant date. Options granted under the Directors’ Plan expire ten years from the date of grant. During 2002, the Directors’ Plan was amended to increase the number of options available for grant to 300,000 shares, as well as to increase the grant to a non-employee director upon initial appointment to 25,000 from 15,000 and the annual grant to 10,000 from 5,000. The Company granted 0, 0 and 30,000 options under this plan in 2007, 2006 and 2005, respectively. As of December 31, 2007, the Company has granted approximately 335,000 options under the Directors’ Plan, of which 30,000 have been exercised and 55,000 have been cancelled. This plan was replaced with the 2005 Long-Term Incentive Plan, described below.

1995 Stock Option Plan

The Company’s 1995 Stock Option Plan (the “1995 Plan”), as amended, was approved by shareholders and authorized the issuance of up to 13,000,000 incentive and nonqualified stock options to key employees. Options were granted at an exercise price not less than fair value as determined by the Board of Directors and became exercisable as determined by the Board of Directors, generally over a period of four to five years. Options granted under the 1995 Plan expire ten years from the date of grant. This plan was replaced with the 2005 Long-Term Incentive Plan, described below.

2005 Long-Term Incentive Plan

Effective April 25, 2005, the 2005 Long-Term Incentive Plan (“LTIP”) was adopted by the Company’s Board of Directors and subsequently approved by shareholders. The LTIP replaced both the 1995 Plan and the Directors’ Plan and became the only plan for providing stock-based incentive compensation to directors and employees of the Company, other than the ESPP which remains in effect. Options previously granted under the 1995 Plan and the Directors’ Plan remain exercisable in accordance with the terms of the respective plans. The LTIP provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance units and phantom stock. The LTIP authorizes the issuance of up to 2,500,000 shares of the Company’s common stock and the maximum that may be granted to any one employee in any calendar year is 250,000. No grants may be made under the LTIP subsequent to April 24, 2015. During the year ended December 31, 2007, the Company granted 1,509,000 shares under the LTIP, of which 42,000 have been exercised and 60,000 shares have been cancelled.

Employee Savings Plans

The Company has a 401(k) profit-sharing plan (the “401(k) Plan”) available to all employees of the Company who have attained age 21. The 401(k) Plan includes a salary deferral arrangement pursuant to which employees may contribute a minimum of 1% and a maximum of 80% of their salary on a pretax basis, up to $15,500 in 2007. The Company may make both matching and additional contributions at the discretion of the Company’s Board of Directors. The Company made contributions of approximately $1.0 million, $0.7 million and $0.4 million during 2007, 2006 and 2005, respectively.

As a result of the Company’s acquisition of Aloha in January 2004, the Company adopted Aloha’s 401(k) profit-sharing plan (“Aloha Plan”), which is available to all employees who have attained age 21. The Aloha Plan includes a salary deferral arrangement pursuant to which employees may contribute a minimum of 1% and a maximum of 50% of their salary on a pretax basis, up to $15,500 in 2007. The Company may make both matching and additional contributions at the discretion of the Company’s Board of Directors. The Company made contributions of approximately $0.4 million, $0.3 million and $0.2 million during the years ending December 31, 2007, 2006 and 2005, respectively. The total for 2005 includes contributions made by the Company on behalf of MenuLink employees, who participate in the Aloha Plan.

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Exchange Program

On December 2, 2004, the Company announced a voluntary stock option exchange program for the benefit of its employees. Under the program, employees were offered the opportunity, if they elected, to cancel certain outstanding stock options previously granted to them for new stock options granted in 2005. Under the exchange program, the new options were exercisable for one share of common stock for every two shares of common stock issuable upon exercise of a surrendered option. For options with exercise prices greater than $15.00 per share, the new options were exercisable for one share of common stock for every three shares of common stock issuable upon exercise of a surrendered option. The exercise price of the new options were equal to the last reported sale price of common stock on the grant date. The new options become exercisable in three equal annual installments beginning on the first anniversary of the date of grant and will expire on the fifth anniversary of the grant date, or earlier in the event of the termination of employment. The election period ended on December 30, 2004. On December 31, 2004, 116,094 options at an average exercise price of $15.84 were cancelled under this program. In accordance with EITF Issue 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 Abstract,” no compensation charges were recorded. Members of the Company’s Board of Directors, executive officers, and certain other members of the senior management team were not eligible to participate in this program. On July 1, 2005, 50,922 new options were granted under this program.

The following table sets forth the range of exercise prices, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date for stock options outstanding as of December 31, 2007 (in thousands, except weighted average price and remaining contractual life):

	Options Outstanding		Weighted Average Remaining Contractual Life (Years)	Options Exercisable
	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
Range of Exercise Price
$2.67 - $4.66	1,176	$4.49	3.82	722	$4.48
$4.67 - $7.29	1,224	6.34	4.31	1,202	6.35
$7.50 - $12.01	1,179	10.11	4.67	866	9.92
$12.16 - $14.11	1,307	12.82	3.99	366	13.48
$14.12 - $45.58	912	20.02	3.00	814	20.50

Total	5,798	$10.34		3,970	$10.35

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2007, under which the equity securities of the Company were authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans
Approved by Shareholders:
1995 Stock Option Plan	4,141	$9.61	—
1997 Non-Management Directors Stock Option Plan	250	$10.03	—
1998 Employee Stock Purchase Plan	—	—	991
2005 Long-Term Incentive Plan	1,407	$12.54	1,051
Not approved by shareholders:	—	—	—

Total	5,798	$10.34	2,042

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SEGMENT REPORTING DATA

The Company’s reportable segments were identified based on the manner in which management reviews operating results and makes decisions regarding the allocation of the Company’s resources. Each segment focuses on delivering site management systems, including point-of-sale, self-service kiosk, and back-office systems, designed specifically for each of the core vertical markets. The Company’s segments derive revenues from the sale of products, including system software and hardware, and services, including client support, maintenance, training, custom software development, hosting and implementation services.

Prior to 2006, the Company operated in three primary segments: (i) Hospitality, (ii) Petroleum and Convenience Retail, and (iii) Entertainment. However, effective January 1, 2006, the Company made the decision to condense its business into two operating segments: (i) Hospitality (which includes the former Entertainment segment) and (ii) Retail (which is comprised of the former Petroleum and Convenience Retail segment and the recently-acquired Synchronics business). These changes were made in order to increase management’s accountability for revenue growth and operating performance. The Company’s chief operating decision maker makes decisions based on information for these segments. Segment information for the year ended December 31, 2005 has been revised to present the data in accordance with the current segments.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. Management evaluates the performance of the segments based on net income or loss before the allocation of certain central costs, an internal measure of contribution margin, which is defined as net income or loss from operations before certain allocated costs. The summary of the Company’s reportable segments is as follows (in thousands):

	For the year ended December 31, 2007
	Hospitality	Retail	All Other	Total
Revenues	$170,512	$80,518	$2,168	$253,198
Amortization of intangible assets	2,000	2,283	18	4,301
Product development	13,632	4,410	—	18,042
Net income before allocation of central costs	35,607	17,087	—	52,694
Goodwill	37,751	24,635	—	62,386
Other identifiable assets	58,190	36,817	1,169	96,176

	For the year ended December 31, 2006
	Hospitality	Retail	All Other	Total
Revenues	$141,208	$78,537	$2,565	$222,310
Amortization of intangible assets	5,880	2,283	26	8,190
Product development	12,605	5,546	86	18,237
Net income before allocation of central costs	20,566	12,108	797	33,471
Goodwill	37,751	24,197	—	61,948
Other identifiable assets	49,322	29,625	1,415	80,362

	For the year ended December 31, 2005
	Hospitality	Retail	All Other	Total
Revenues	$111,695	$58,499	$1,848	$172,042
Amortization of intangible assets	5,291	—	26	5,317
Product development	8,346	2,530	—	10,876
Net income (loss) before allocation of central costs	17,319	9,497	(820)	25,997
Goodwill	37,277	6,962	—	44,239
Other identifiable assets	35,526	18,879	1,599	56,004

RADIANT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of product development expense allocated to reportable segments to total product development expense for the years ended December 31, 2007, 2006 and 2005, is as follows (in thousands):

	December 31,
	2007	2006	2005
Product development expense for reportable segments	$18,042	$18,237	$10,876
Indirect product development expenses unallocated	5,395	3,509	3,530

Product development expense	$23,437	$21,746	$14,406

The reconciliation of net income before the allocation of central costs from reportable segments to net income for the years ended December 31, 2007, 2006 and 2005, is as follows (in thousands):

	December 31,
	2007	2006	2005
Net income for reportable segments	$52,694	$33,471	$25,997
Central corporate expenses unallocated	(40,851)	(26,037)	(20,435)
Release of valuation allowance related to deferred tax assets	—	10,923	—

Net income	$11,843	$18,357	$5,562

The reconciliation of other identifiable assets to total assets as of December 31, 2007 and 2006, is as follows (in thousands):

	December 31,
	2007	2006
Other identifiable assets for reportable segments	$96,176	$80,362
Goodwill for reportable segments	62,386	61,948
Central corporate assets unallocated	63,397	56,345

Total assets	$221,959	$198,655

Revenues not associated with the Company’s Hospitality and Retail segments are comprised of revenues from hardware sales outside the Company’s segments.

The Company distributes its technology both within the United States of America and internationally. Revenues derived from within the United States of America were approximately $219.7 million, $183.9 million and $138.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company currently has international offices in Australia, the Czech Republic, the United Kingdom and Singapore. Geographic revenue information is based on the location of the selling entity. Revenues derived from international sources were approximately $33.5 million, $38.4 million and $33.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, the Company had international identifiable assets, including goodwill, of approximately $23.7 million and $16.0 million, respectively, of which approximately $4.6 million and $4.2 million, respectively, are long-lived assets.

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

	Quarter ended
	Mar 31, 2007	June 30, 2007	Sep 30, 2007	Dec 31, 2007(1)
Total revenues	$57,439	$62,912	$62,543	$70,304

Gross profit	24,953	28,523	27,564	31,097

Net income	2,037	2,284	2,946	4,576

Net income per share:
Basic	0.07	0.07	0.09	0.15
Diluted	0.06	0.07	0.09	0.14

	Quarter ended
	Mar 31, 2006	June 30, 2006	Sep 30, 2006	Dec 31, 2006
Total revenues	$49,037	$54,877	$57,553	$60,843

Gross profit	22,219	24,242	24,644	26,754

Net income	683	11,647	2,433	3,594

Net income per share:
Basic	0.02	0.38	0.08	0.12
Diluted	0.02	0.35	0.08	0.11

(1)	The Company recognized a gain of approximately $0.8 million ($0.03 per diluted common share) related to a foreign exchange contract executed in the fourth quarter of 2007.

17. SUBSEQUENT EVENTS

Acquisition of Quest Retail Technology

On January 4, 2008, the Company acquired substantially all of the assets of Quest Retail Technology (“Quest”), a privately held company based in Adelaide, Australia, that is a global provider of point of sale and back office solutions to stadiums, arenas, convention centers, race courses, theme parks and various other industries. Total cash consideration of approximately $53 million was paid on the date of closing. The Company expects the acquisition of Quest to be accretive to 2008 earnings as adjusted to exclude amortization of intangible assets. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired based on their fair values. The valuation to determine the fair value of the net assets acquired has not been completed yet. Accordingly, the Company cannot currently estimate the values that will be assigned to goodwill and other intangible assets. The Company will report the operations of the Quest business under the Hospitality segment beginning in the first quarter of 2008.

Credit Agreement with JPMorgan Chase Bank, N.A.

On January 2, 2008, the Company entered into a senior secured credit facility (the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, J.P. Morgan Securities Inc., as arranger, and JPMorgan Chase Bank, N.A, SunTrust Bank, Bank of America and Guaranty Bank as initial lenders. The JPM Credit Agreement provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $60 million and a term loan facility in an aggregate principal amount of up to $30 million and simultaneously refinanced the previous credit agreement with Wells Fargo Foothill, Inc. As of January 2, 2008, aggregate borrowings under this facility totaled $75 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company. The maturity date of the JPM Credit Agreement is January 2, 2013. Loans under the JPM Credit Agreement will bear interest at the rate that JPMorgan announces as its prime rate then in effect, plus one half of one percent, plus an additional rate of interest that varies between 0.25% and 1.00% depending upon the Company’s consolidated leverage ratio. The JPM Credit Agreement contains certain customary representations and warranties from the Company. It also contains customary covenants, including: use of proceeds; limitations on liens, limitations on mergers, consolidations and sales of the Company’s assets; and limitations on related party transactions. In addition, the JPM Credit Agreement requires the Company to comply with various financial covenants, including maintaining leverage and fixed charge coverage ratios. The JPM Credit Agreement also contains certain customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties.

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

Based on their evaluation as of December 31, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in “Internal Control—Integrated Framework”, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

During the quarter ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Radiant Systems, Inc.

We have audited the internal control over financial reporting of Radiant Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 4, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 4, 2008

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be included in our proxy statement to be used in connection with the solicitation of proxies for our 2008 annual meeting of shareholders (the “2008 Proxy Statement”) to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be included in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be included in our 2008 Proxy Statement and is incorporated herein by reference. See also “Equity Compensation Plan Information” set forth in Item 5 of this annual report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be included in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be included in our 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following consolidated financial statements, together with the applicable reports of the independent registered public accounting firm, have been filed as Item 8 in Part II of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

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

SCHEDULE II

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts for the year ended (in thousands)	Balance at Beginning of Period	Additions Charged to Operations	Deductions	Balance at End of Period
December 31, 2005	$3,624	$687	$904	$3,407
December 31, 2006	3,407	656	553	3,510
December 31, 2007	3,510	—	63	3,447

3. Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (“2/97 S-1”), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (“6/97 S-1”), (iii) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-41291 (“1997 S-8”), (iv) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-62157 (“1998 S-8”), (v) the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (“1998 10-K”), (vi) the Registrant’s Form 8-K filed October 14, 2003 (the “October 14, 2003 8-K”), (vii) the Registrant’s Form 8-K filed December 16, 2003 (the “December 16, 2003 8-K”), (viii) the Registrant’s Form 8-K filed January 23, 2004 (the “January 23, 2004 8-K”), (ix) the Registrant’s Form 8-K filed February 17, 2004 (the “February 17, 2004 8-K”), (x) the Registrant’s Form 8-K filed December 15, 2003 (“December 15, 2003 8-K”), (xi) the Registrant’s Form 8-K filed January 23, 2004 (the “January 23, 2004 8-K”), (xii) Registration Statement on Form S-8, Registration No. 333-71892 (“2001 S-8”), (xiii) Exhibit 12(d)(5)(i) of the Schedule to Tender Offer Statement filed by the Registrant on December 2, 2004 (“2004 Schedule TO”), (xiv) the Registrant’s Form 8-K filed January 9, 2006 (the “January 9, 2006 8-K”), (xv) Appendix A of the Registrant’s Definitive Proxy Statement filed July 19, 2005 (the “2005 Proxy”), (xvi) the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “March 2007 10-Q”), (xvii) the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the “June 2007 10-Q”), (xviii) the Registrant’s Form 8-K filed April 17, 2007 (the “April 17, 2007 8-K”), (xix) the Registrant’s Form 8-K filed December 17, 2007 (the “December 17, 2007 8-K”), (xx) the Registrant’s Form 8-K filed January 8, 2008 (the “January 8, 2008 8-K”) and (xxi) the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”).

Exhibit Number	Description of Exhibit
*2.1	Asset Purchase Agreement, dated December 15, 2003, by and among Radiant Systems, Inc., Aloha Technologies, Ltd. et al. (December 16, 2003 8-K)

*2.1.1	Amendment No. 1 to Asset Purchase Agreement, dated January 13, 2004 (January 23, 2004 8-K)

*2.2	Asset Purchase Agreement, dated December 12, 2005, by and among Radiant Systems, Inc., Synchronics, Inc. and Jeff Goldstein (January 9, 2006 8-K)

*2.2.1	Amendment No. 1 to Asset Purchase Agreement, dated January 3, 2006 (June 2006 10-Q)

*2.3	Share Purchase Agreement, dated December 11, 2007, by and among Radiant Systems, Inc., Quest Retail Technology Pty Ltd, and David Brown (December 17, 2007 8-K)

*2.3.1

First Amendment to Share Purchase Agreement, dated as of January 4, 2008, by and among Radiant Systems, Inc., RADS Australia Holdings Pty Ltd,

Quest Retail Technology Pty Ltd, and David Brown (January 8, 2008 8-K)

*3.1	Amended and Restated Articles of Incorporation (2/97 S-1)

*3.2	Amended and Restated Bylaws (2/97 S-1)

*4.1	Specimen Certificate of Common Stock (2/97 S-1)

*4.2	Credit Agreement dated March 31, 2005, between Radiant Systems, Inc. and Wells Fargo Foothill, Inc. (March 2005 10-Q)

*4.2.1	Fifth Amendment to Credit Agreement, dated January 3, 2006, between Radiant Systems, Inc., and Wells Fargo Foothill, Inc. (January 9, 2006 8-K)

*4.2.2	Eighth Amendment to Credit Agreement, dated March 26, 2007, between Radiant Systems, Inc. and Wells Fargo Foothill, Inc. (March 2007 10-Q)

*4.3	Credit Agreement, dated as of January 2, 2008, by and among Radiant Systems, Inc., the Lenders party thereto, and JP Morgan Chase Bank, N.A. (January 8, 2008 8-K).

*10.1	Form of License, Support and Equipment Purchase Agreement (2/97 S-1)

*10.2	Amended and Restated 1995 Stock Option Plan (2/97 S-1)

*10.2.1	Amendment No. 1 to Amended and Restated 1995 Stock Option Plan (1997 S-8)

*10.2.2	Amendment No. 2 to Amended and Restated 1995 Stock Option Plan (1998 S-8)

*10.2.3	Amendment No. 3 to Amended and Restated 1995 Stock Option Plan (2001 S-8)

*10.2.4	Form of Option Agreement under 1995 Stock Option Plan (2004 Schedule To)

*10.3	Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.3.1	First Amendment to Lease Agreement dated April 3, 1998, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.3.2	Second Amendment to Lease Agreement dated September 1998, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.4	Lease Agreement dated November 11, 1997 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road) (1998 10-K)

Exhibit Number	Description of Exhibit
*10.4.1	First Amendment to Lease Agreement dated August 14, 1998 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road) (1998 10-K)

*10.5	2005 Long-Term Incentive Plan (2005 Proxy)

*10.6	Office Lease Agreement, dated September 16, 2005, by and between Radiant Systems, Inc. and Centreport Trinity, Ltd. (2006 10-K)

*10.7	Radiant Lease Agreement for 1727 Kirby Parkway, dated January 3, 2006, by and between Radiant Systems, Inc. and Jeff Goldstein Investment Partnership (2006 10-K)

*10.8	Non-Management Directors’ Stock Option Plan (6/97 S-1)

*10.9	Asset Purchase Agreement, dated December 15, 2003, by and among Radiant Systems, Inc., Aloha Technologies, Ltd. et al. (December 15, 2003 8-K)

*10.9.1	Amendment No. 1 to Asset Purchase Agreement, dated January 13, 2004 (January 23, 2004 8-K)

*10.9.2	Registration Rights Agreement, dated January 13, 2004 (January 23, 2004 8-K)

*10.10	Reseller and Services Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.11	Noncompetition Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Erez Goren (February 17, 2004 8-K)

*10.12	Right of First Refusal and Purchase Option Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.13	Sublease and Facilities Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.14	Named Executive Officer Compensation Arrangements (April 17, 2007 8-K) (Management compensation plan or arrangement)

*10.16	2007 Short-Term Incentive Plan of John H. Heyman (June 2007 10-Q)

*10.17	2007 Short Term Incentive Plan of Alon Goren (June 2007 10-Q)

*10.18	2007 Short Term Incentive Plan of Mark E. Haidet (June 2007 10-Q)

*10.19	2007 Short Term Incentive Plan of Andrew S. Heyman (June 2007 10-Q)

Exhibit Number	Description of Exhibit
10.15	Director Compensation Arrangements (Management compensation plan or arrangement)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Alpharetta, State of Georgia on March 5, 2008.

RADIANT SYSTEMS, INC.

By:	/s/ JOHN H. HEYMAN
John H. Heyman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALON GOREN	Chairman of the Board and Chief	March 5, 2008
Alon Goren	Technology Officer

/s/ JOHN H. HEYMAN	Chief Executive Officer and Director	March 5, 2008
John H. Heyman	(principal executive officer)

/s/ MARK E. HAIDET	Chief Financial Officer	March 5, 2008
Mark E. Haidet	(principal financial officer)

/s/ ROBERT R. ELLIS	Vice President of Accounting	March 5, 2008
Robert R. Ellis	(principal accounting officer)

/s/ MICHAEL Z. KAY	Director	March 5, 2008
Michael Z. Kay

/s/ JAMES S. BALLOUN
James S. Balloun	Director	March 5, 2008

/s/ J. ALEXANDER M. DOUGLAS, JR.
J. Alexander M. Douglas, Jr.	Director	March 5, 2008

/s/ DONNA A. LEE	Director	March 5, 2008
Donna A. Lee

/s/ WILLIAM A. CLEMENT, JR.	Director	March 5, 2008
William A. Clement, Jr.