Form 10-Q
period 2008-03-31
RADIANT SYSTEMS INC
filed 2008-05-09
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 5, 2008, there were 32,338,998 shares of the registrant’s no par value common stock outstanding.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information contained in this report is furnished by Radiant Systems, Inc. (“Radiant,” “Company,” “we,” “us,” or “our”). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. The financial information presented herein should be read in conjunction with the financial statements included in the Company’s Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$23,516	$29,940
Accounts receivable, net of allowance for doubtful accounts of $3,271 and $3,447, respectively	43,403	43,057
Inventories, net	32,034	30,494
Deferred tax assets	7,731	7,730
Other current assets	2,505	2,408

Total current assets	109,189	113,629
Property and equipment, net	14,861	14,184
Software development costs, net	7,895	7,231
Deferred tax assets, non-current	—	2,905
Goodwill	104,399	62,386
Intangible assets, net	40,533	20,650
Other long-term assets	1,090	974

Total assets	$277,967	$221,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	5,463	7,983
Accounts payable	14,268	21,317
Accrued liabilities	17,675	18,427
Client deposits and unearned revenues	20,667	13,745
Current portion of capital lease payments	582	437

Total current liabilities	58,655	61,909
Capital lease payments, net of current portion	1,249	1,034
Long-term debt, net of current portion	60,500	12,484
Deferred tax liabilities, non-current	2,616	—
Other long-term liabilities	4,689	4,576

Total liabilities	127,709	80,003

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 32,058,353 and 31,935,105 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	153,085	150,924
Accumulated deficit	(7,291)	(10,711)
Accumulated other comprehensive income	4,464	1,743

Total shareholders’ equity	150,258	141,956

Total liabilities and shareholders’ equity	$277,967	$221,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2008	2007
Revenues:
System sales	$39,087	$32,015
Client support, maintenance and other services	31,072	25,424

Total revenues	70,159	57,439
Cost of revenues:
System sales	20,085	16,881
Client support, maintenance and other services	19,466	15,605

Total cost of revenues	39,551	32,486

Gross profit	30,608	24,953

Operating expenses:
Product development	5,615	5,578
Sales and marketing	8,138	6,796
Depreciation of fixed assets	1,046	1,021
Amortization of intangible assets	1,594	1,210
General and administrative	7,621	6,465
Other charges (income)	72	(300)

Total operating expenses	24,086	20,770

Income from operations	6,522	4,183
Interest expense	(1,325)	(724)
Other expense, net	(168)	(51)

Income from operations before income tax provision	5,029	3,408
Income tax provision	(1,609)	(1,371)

Net income	$3,420	$2,037

Net income per share:
Basic income per share	$0.11	$0.07

Diluted income per share	$0.10	$0.06

Weighted average shares outstanding:
Basic	31,994	30,980

Diluted	33,620	32,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
BALANCE, December 31, 2007	31,935	—	$150,924	$(10,711)	$1,743	$141,956

Components of comprehensive income:
Net income	—	—	—	3,420	—	3,420
Foreign currency translation adjustment	—	—	—	—	2,721	2,721

Total comprehensive income	—	—	—	3,420	2,721	6,141
Exercise of employee stock options	120	—	970	—	—	970
Stock issued under employee stock purchase plan	3	—	41	—	—	41
Tax benefits related to stock options	—	—	265	—	—	265
Stock-based compensation	—	—	885	—	—	885

BALANCE, March 31, 2008	32,058	$—	$153,085	$(7,291)	$4,464	$150,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,420	$2,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,817	2,396
Stock-based compensation expense	873	830
Other charges (income) (see Note 7)	72	(300)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(183)	(2,719)
Inventories	(250)	(681)
Other assets	3,321	(845)
Accounts payable	(10,151)	(692)
Accrued liabilities	(818)	(5,967)
Client deposits and deferred revenue	5,531	3,975
Other liabilities	(3,740)	1,294

Net cash provided by (used in) operating activities	892	(672)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(835)	(457)
Capitalized software development costs	(782)	(853)
Acquisition of Quest Retail Technology, net of cash acquired (see Note 3)	(52,497)	—
Execution of forward contract	1,109	—

Net cash used in investing activities	(53,005)	(1,310)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	970	964
Proceeds from shares issued under employee stock purchase plan	41	—
Tax benefits from stock options	265	510
Principal payments on capital lease obligations	(127)	(69)
Proceeds from borrowings under the JPM Credit Agreement (see Note 6)	75,000	—
Payment of financing costs related to the JPM Credit Agreement	(615)	—
Principal payments on notes payable to shareholders	(1,312)	(323)
Principal payments on JPM Credit Agreement	(10,000)	—
Principal payments on WFF Credit Agreement (see Note 6)	(18,192)	(1,480)
Payment of fees to terminate WFF Credit Agreement	(341)	—

Net cash provided by (used in) financing activities	45,689	(398)

Decrease in cash and cash equivalents	(6,424)	(2,380)
Cash and cash equivalents at beginning of period	29,940	15,720

Cash and cash equivalents at end of period	$23,516	$13,340

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,449	$765

Cash paid for income taxes	$568	$135

SCHEDULE OF NON-CASH TRANSACTIONS:
Assets acquired under capital leases	$487	$325

Purchases of property and equipment	$107	$26

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Radiant Systems, Inc. (“Radiant” or the “Company”), included herein, have been prepared on a basis consistent with the December 31, 2007 audited consolidated financial statements, and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Radiant’s Form 10-K for the year ended December 31, 2007. Radiant’s results of operations for the three months ended March 31, 2008 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying unaudited condensed consolidated financial statements of Radiant have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements, the general instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

	Three Months Ended March 31,
	2008	2007
Weighted average common shares outstanding	31,994	30,980
Dilutive effect of outstanding stock options	1,626	1,632

Weighted average common shares outstanding assuming dilution	33,620	32,612

For the three months ended March 31, 2008 and 2007, options to purchase approximately 1.3 million and 2.4 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were anti-dilutive for the periods then ended.

Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement establishes the rules for the reporting of comprehensive income and its components. The Company’s comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the three months ended March 31, 2008 and 2007 was approximately $6.1 million and $2.2 million, respectively.

Financing Costs Related to Long-Term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt. The Company incurred financing costs equal to $1.2 million related to the JPM Credit Agreement in the first quarter of 2008. The costs were deferred and are being amortized over five years. Amortization of these financing costs totaled approximately $0.1 million in the first quarter of 2008.

Accounting Pronouncements

The following new accounting standards have been or will be adopted by Radiant subsequent to January 1, 2008 and the impact of such adoption, if applicable, has been included in the accompanying condensed consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS 161 applies to all derivative instruments within the scope of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designed and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), and No. 160 Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of shareholders’ equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both statements is for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) and SFAS 160 is prospective. The impact on presentation and disclosure are applied retrospectively. We are currently in the process of evaluating the impact, if any, that the adoption of SFAS 141(R) and SFAS 160 will have on our financial position, cash flows and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on our financial position, cash flows or results of operations because the Company elected not to apply the fair value option to any of its assets and liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on our financial position, cash flows or results of operations.

2. STOCK-BASED COMPENSATION

Radiant has adopted stock plans that provide for the grant of incentive and non-qualified stock options and restricted stock awards to directors, officers, and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. In addition, Radiant provides employees stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). The ESPP permits employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. Based on these terms, the ESPP will not result in any future stock compensation expense. The Company has authorized approximately 16.2 million shares for awards of stock options and restricted stock of which approximately 0.1 million shares are available for future grants as of March 31, 2008.

The Company accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options and restricted stock awards, based on the fair market value of the award as of the grant date. Equity-based compensation expense recognized under SFAS 123(R) in the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 was approximately $0.9 million and $0.8 million, respectively. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Equity-based compensation expense reduced basic earnings per share by $0.03 for each of the three-month periods ended March 31, 2008 and 2007, and reduced diluted earnings per share by $0.03 for each of the three–month periods ended March 31, 2008 and 2007. The non-cash stock-based compensation expense from stock options and restricted stock awards was included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cost of revenues - systems	$24	$43
Cost of revenues - client support, maintenance and other services	51	71
Product development	73	123
Sales and marketing	143	220
General and administrative	582	373

Non-cash stock based compensation expense	$873	$830

For the three-month periods ended March 31, 2008 and 2007, the total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation, recorded in accordance with SFAS 123(R), was approximately $0.3 million and $0.2 million, respectively. The Company capitalized approximately $12,000 and $25,000 in stock-based compensation cost related to product development for the three month periods ended March 31, 2008 and 2007, respectively.

Stock Options

The exercise price of each stock option equals the market price of Radiant’s common stock on the date of grant. Most options are scheduled to vest equally over a three or four-year period or when certain stock performance requirements are met. These stock performance requirements include a provision that allows for early vesting if certain stock price targets are met. The Company recognizes stock-based compensation expense using the graded vesting attribution method. Outstanding options expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model for the three-month periods ended March 31, 2008 and 2007 are outlined in the following table:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Expected volatility	50%	49%
Expected life (in years)	3-4	3-4
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.14%	4.51%

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

A summary of the changes in stock options outstanding under our equity-based compensation plans during the three months ended March 31, 2008 is presented below:

(in thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,798	$10.34	4.01	$42,886
Granted	695	$14.37
Exercised	(123)	$8.04
Forfeited or cancelled	(27)	$10.38

Outstanding at March 31, 2008	6,343	$10.83	3.93	$25,730

Vested or expected to vest at March 31, 2008	6,138	$10.82	3.92	$25,132
Exercisable at March 31, 2008	4,105	$10.50	3.71	$19,581

The weighted average grant-date fair value of options granted during the three-month periods ended March 31, 2008 and 2007 were $5.47 and $5.70, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the three-month periods ended March 31, 2008 and 2007, was approximately $1.0 million and $0.9 million, respectively. The total fair value of options that vested during each of the three-month periods ended March 31, 2008 and 2007 was approximately $0.1 million. At March 31, 2008 and 2007, Radiant had approximately 2.2 million and 2.4 million unvested options outstanding with a weighted-average grant-date fair value of $2.60 and $2.99, respectively. Of the 2.2 million and 2.4 million options that were unvested at March 31, 2008 and 2007, there were 0.1 million and 0.4 million options, respectively, that had a vesting period based on stock performance requirements. At March 31, 2008 and 2007, the Company recognized equity-based compensation expense equal to approximately $0.8 million related to employee and director stock options. The unvested options had a total unrecognized compensation expense as of March 31, 2008 and 2007 equal to approximately $6.1 million and $6.5 million, respectively, net of estimated forfeitures, which will be recognized over the weighted average period of 1.44 years and 1.62 years, respectively. Cash received from stock option exercises was approximately $1.0 million during each of the three-month periods ended March 31, 2008 and 2007.

Restricted Stock Awards

The Company granted approximately 0.2 million restricted stock awards to employees under the 2005 Long-Term Incentive Plan during the first quarter of 2008. These restricted stock awards vest at various terms over a three-year period from the date of grant. The weighted average fair value of restricted stock awards to employees during the first quarter of 2008 was $14.38 per share. At March 31, 2008, the Company recognized equity-based compensation expense equal to less than $0.1 million related to restricted stock awards to employees. The unvested restricted stock awards had a total unrecognized compensation expense of approximately $3.1 million, which will be recognized over three years.

3. ACQUISITIONS AND DIVESTITURES

The acquisition discussed below was accounted for using the purchase method of accounting as prescribed by Statement of Financial Accounting Standards No. 141, Business Combinations.

Acquisition of Quest Retail Technology

On January 1, 2008, the Company acquired substantially all of the assets of Quest Retail Technology Pty Ltd (“Quest”), a privately held company based in Adelaide, Australia. Quest is a global provider of point of sale and back office solutions to stadiums, arenas, convention centers, race courses, theme parks and various other industries. Total cash consideration of approximately $53.4 million was paid on the date of closing. The operations of the Quest business have been included in the Company’s condensed consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

The intangible assets acquired are being valued by the Company with the assistance of independent appraisers utilizing customary valuation procedures and techniques. Upon completion of this valuation, the amounts ascribed to goodwill and intangible assets may change along with the estimated useful life of such intangible assets. Any such revision could have a significant impact on depreciation, amortization and income taxes. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the Quest acquisition:

(Dollars in Thousands)
Current assets	$2,959
Property, plant and equipment	448
Identifiable intangible assets	20,515
Goodwill	39,780
Other assets	285

Total assets acquired	63,987

Current liabilities	4,387
Long-term liabilities	6,209

Total liabilities assumed	10,596

Purchase price	$53,391

As a result of the Quest acquisition, goodwill of approximately $41.8 million was recorded and assigned to the Hospitality segment. This includes subsequent adjustments related to changes in foreign currency translation in which goodwill and intangibles increased from the date of acquisition by approximately $2.0 million and $1.0 million, respectively, for the quarter ended March 31, 2008. The following is a summary of the intangible assets acquired and the weighted-average useful lives over which they will be amortized:

(Dollars in Thousands)	Purchased Assets	Weighted- Average Useful Lives
Core and developed technology	$5,048	5 years
Reseller network	4,956	15 years
Trademarks and tradenames	5,874	Indefinite
Customer list	5,507	10 years
Backlog	92	2 months

Total intangible assets acquired	$21,477

4. GOODWILL AND OTHER INTANGIBLES, NET

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“SFAS 142”), the Company evaluates the carrying value of goodwill as of January 1 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

The Company’s annual evaluations of the carrying value of goodwill, completed on January 1, 2008 and 2007 in accordance with SFAS 142, resulted in no impairment losses. Changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows (in thousands):

	Hospitality	Retail	Total
BALANCE, December 31, 2007	$37,751	$24,635	$62,386

Goodwill resulting from the Quest acquisition (see Note 3)	39,780	—	39,780
Currency translation adjustments related to acquisitions	2,028	205	2,233

BALANCE, March 31, 2008	$79,559	$24,840	$104,399

Intangible Assets

A summary of the Company’s intangible assets as of March 31, 2008 and December 31, 2007 is as follows (in thousands):

		March 31, 2008		December 31, 2007
	Weighted Average Amortization Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core and developed technology – Hospitality	3.5 years	$17,748	$(12,234)	$12,700	$(11,862)
Reseller network – Hospitality	15 years	14,156	(2,664)	9,200	(2,428)
Direct sales channel – Hospitality	10 years	3,600	(1,515)	3,600	(1,425)
Covenants not to compete – Hospitality	4 years	1,750	(1,559)	1,750	(1,545)
Trademarks and tradenames – Hospitality	Indefinite	7,174	—	1,300	—
Trademarks and tradenames – Hospitality	5 years	300	(149)	300	(134)
Customer list and contracts – Hospitality	9 years	7,157	(833)	1,650	(633)
Backlog - Hospitality	2 months	92	(92)	—	—
Core and developed technology – Retail	4 years	3,800	(2,137)	3,800	(1,900)
Reseller network – Retail	6 years	5,200	(1,950)	5,200	(1,733)
Subscription sales – Retail	4 years	1,400	(787)	1,400	(700)
Trademarks and tradenames – Retail	6 years	700	(262)	700	(233)
Other		2,020	(382)	2,020	(377)

Total intangible assets		$65,097	$(24,564)	$43,620	$(22,970)

Future amortization expense does not include intangible assets acquired in conjunction with the subsequent acquisitions of Hospitality EPoS Systems Ltd. (“Hospitality EPoS”) and substantially all of the assets of Jadeon, Inc. (“Jadeon”) as discussed in Note 11, since the purchase price allocation has not been completed. The table below summarizes the approximate amortization expense for the following annual periods subsequent to March 31, 2008, excluding Hospitality EPoS’s and Jadeon’s intangible assets and assuming no future acquisitions, dispositions or impairments of intangible assets (in thousands):

12-month period ended March 31,
2009	$6,007
2010	5,454
2011	4,342
2012	4,043
2013	2,953
Thereafter	10,560

$33,359

5. INVENTORY

Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventory as of March 31, 2008 and December 31, 2007 is as follows (in thousands):

	March 31, 2008	December 31, 2007
Raw materials, net	$18,485	$16,923
Work in process	311	673
Finished goods, net	13,238	12,898

	$32,034	$30,494

6. DEBT

On March 31, 2005, the Company entered into a senior secured credit facility (the “WFF Credit Agreement”) with Wells Fargo Foothill, Inc., as the arranger, administrative agent and initial lender. The WFF Credit Agreement, which was amended on January 3, 2006, provided for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $31 million. The revolving loan amount available to the Company was derived from a monthly borrowing base calculation using the Company’s various receivables balances. The amount derived from this borrowing base calculation was further reduced by the total amount of letters of credit outstanding. Loans under the WFF Credit Agreement bore interest, at Radiant’s option, at either the London Interbank Offering Rate plus two and one half percent, or at the prime rate of Wells Fargo Bank, N.A. The WFF Credit Agreement contained certain customary representations and warranties from Radiant. It also contained customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of Radiant’s assets; and limitations on transactions with related parties. In addition, the WFF Credit Agreement contained various financial covenants, including: minimum EBITDA levels, as defined; minimum tangible net worth, as defined; and maximum capital expenditures. As of December 31, 2007, the Company was in compliance with all financial and non-financial covenants.

On January 2, 2008, the WFF Credit Agreement was refinanced upon the execution of a new credit agreement with JPMorgan Chase Bank, N.A. as arranger, and JPMorgan Chase Bank, N.A, SunTrust Bank, Bank of America and Guaranty Bank, as initial lenders (the “JPM Credit Agreement”). The JPM Credit Agreement provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $60 million and a term loan facility in an aggregate principal amount of up to $30 million. The Company has the right to increase the revolving credit commitment by up to $20 million subject to the terms and conditions set forth in the JPM Credit Agreement. As of March 31, 2008, aggregate borrowings under this facility totaled $65 million, composed of $36 million in revolving loans and $29 million in term loan facility borrowings. As of March 31, 2008, revolving loan borrowings available to the Company were equal to $24 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Loans under the JPM Credit Agreement will bear interest at the rate that JPMorgan announces as its prime rate then in effect, plus one half of one percent. The JPM Credit Agreement contains certain customary representations and warranties from the Company. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of the Company’s assets; and limitations on related party transactions. In addition, the JPM Credit Agreement requires the Company to comply with various financial covenants, including maintaining leverage and fixed charge coverage ratios, as defined. The JPM Credit Agreement also contains certain customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of March 31, 2008.

In the fourth quarter of 2005, the Company issued approximately $4.1 million in notes payable related to the acquisition of MenuLink. The interest on the notes is calculated based on the prime rate and payments for both principal and interest are being made in equal installments over a 36-month period. The notes are scheduled to be paid in full by the fourth quarter of 2008.

In the second quarter of 2005, the Company entered into an amended and restated promissory note in the amount of $1.5 million with the previous shareholders of Aloha Technologies, Inc., acquired by the Company in January 2004. During the fourth quarter of 2005, the Company modified the amended promissory note by reducing the $1.5 million principal amount to approximately $1.0 million. The decrease was the result of agreed upon purchase price adjustments. The principal on this note was originally agreed to be paid over the course of the third and fourth quarters of 2008 and the first quarter of 2009, but was paid in full during the first quarter of 2008 in conjunction with the execution of the JPM Credit Agreement.

The following is a summary of long-term debt and the related balances as of March 31, 2008 and December 31, 2007 (in thousands):

Description of Debt	March 31, 2008	December 31, 2007

Revolving credit facility with a bank bearing interest on the prime rate plus 0.5% (5.75% as of March 31, 2008), maturing on January 2, 2013	$36,000	$—

Term loan facility with a bank bearing interest on the prime rate plus 0.5% (5.75% as of March 31, 2008), maturing on January 2, 2013 with principal being paid quarterly, as defined, plus accrued interest	29,000	—

Promissory notes with MenuLink shareholders bearing interest based on the prime rate (5.25% as of March 31, 2008) and being paid in thirty-six installments of principal and interest through the fourth quarter of 2008	963	1,311

Term loan (as amended) with a bank that bore interest based on the prime rate with principal paid at $492 per month plus accrued interest, which was refinanced on January 2, 2008 upon the execution of the JPM Credit Agreement	—	18,192

Promissory note (as amended) with Aloha shareholders that bore interest based on the prime rate plus one percent with interest, balance was paid in full during the first quarter of 2008	—	964

Total	$65,963	$20,467

Approximate maturities of notes payable for the following 12-month periods subsequent to March 31, 2008 are listed below (in thousands):

12-month period ended March 31,
2009	$5,463
2010	6,000
2011	6,000
2012	6,500
2013	42,000

$65,963

7. OTHER INCOME AND CHARGES

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

The abandonment of the Bedford facility resulted in a restructuring charge of approximately $1.4 million in the second quarter of 2006, which consisted of the fair value of the remaining lease liability and ongoing maintenance costs. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.1 million in restructuring charges as the initial assumption regarding ongoing maintenance costs had changed. The Company anticipates the remaining payments will be made by the end of the second quarter of 2008. The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2007	$5	$5	$5

Expenses charged against restructuring reserve	—	—	—

Balance, March 31, 2008	$5	$5	$5

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

This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.2 million in restructuring charges as the initial assumption regarding the ability to sublease the facility had changed. As of March 31, 2008, approximately $0.4 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the fourth quarter of 2010 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2007	$185	$300	$485

Expenses charged against restructuring reserve	(1)	(36)	(37)

Balance, March 31, 2008	$184	$264	$448

Financing Costs Related to Long-Term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt. The Company incurred financing costs in 2005 related to the WFF Credit Agreement and other long-term debt agreements. The costs were deferred and were being amortized over three years. In conjunction with the termination of the WFF Credit Agreement, as described in Note 6, write-off of the remaining financing costs and early termination penalties resulted in a charge of approximately $0.4 million in the first quarter of 2008.

Forward Exchange Contract

The Company records derivatives, namely foreign exchange contracts, on the balance sheet at fair value. The gains or losses on foreign currency forward contracts are recorded in the accompanying consolidated statements of operations. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments. The Company entered into a forward exchange contract in the fourth quarter of 2007 in conjunction with the acquisition of Quest. The Company recognized a gain of approximately $0.3 million on this contract upon its execution during the first quarter of 2008.

8. SEGMENT REPORTING

The Company currently operates in two primary segments: (i) Hospitality, and (ii) Retail. The reportable segments were identified based on the manner in which management reviews operating results and makes decisions regarding the allocation of the Company’s resources. Each segment focuses on delivering site management systems, including point-of-sale, self-service kiosk, and back-office systems, designed specifically for each of the core vertical markets. The Company’s segments derive revenues from the sale of (i) products including system software and hardware, and (ii) services, including client support, maintenance, training, custom software development, hosting and implementation services.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. Management evaluates the performance of the segments based on net income or loss before the allocation of certain central costs.

A summary of the key measures for the Company’s operating segments is as follows (in thousands):

	For the three months ended March 31, 2008
	Hospitality	Retail	Other	Total
Revenues	$51,747	17,671	$741	$70,159
Amortization of intangible assets	1,018	571	5	1,594
Product development	3,720	1,104	—	4,824
Net income before allocation of central costs	10,646	2,088	—	12,734
Goodwill	79,559	24,840	—	104,399
Other identifiable assets	82,672	32,228	3,618	118,518

	For the three months ended March 31, 2007
	Hospitality	Retail	Other	Total
Revenues	$39,147	$17,786	$506	$57,439
Amortization of intangible assets	637	571	2	1,210
Product development	3,420	1,018	—	4,438
Net income before allocation of central costs	7,216	3,462	273	10,951
Goodwill	37,751	24,294	—	62,045
Other identifiable assets	49,859	28,772	2,537	81,168

The reconciliation of product development expense from reportable segments to total product development expense for the three-month periods ended March 31, 2008 and 2007 is as follows (in thousands):

	For the three months ended March 31
	2008	2007
Product development expense for reportable segments	$4,824	$4,438
Indirect product development expense unallocated	791	1,140

Product development expense	$5,615	$5,578

The reconciliation of net income from reportable segments to total net income for the three-month periods ended March 31, 2008 and 2007 is as follows (in thousands):

	For the three months ended March 31
	2008	2007
Net income before allocation of central costs	$12,734	$10,951
Central corporate expenses unallocated	(9,314)	(8,914)

Net income	$3,420	$2,037

The reconciliation of other identifiable assets to total assets as of March 31, 2008 and December 31, 2007 is as follows (in thousands):

	Balance at
	March 31, 2008	December 31, 2007
Other identifiable assets for reportable segments	$118,518	$96,176
Goodwill for reportable segments	104,399	62,386
Central corporate assets unallocated	55,050	63,397

Total assets	$277,967	$221,959

Revenues not associated with the Company’s Hospitality and Retail segments are comprised of revenues from hardware sales outside the Company’s segments.

The Company distributes its technology both within the United States of America and internationally. Revenues derived from within the United States of America were approximately $61.1 million and $50.7 million for the three-month periods ended March 31, 2008 and 2007, respectively. The Company currently has international offices in Australia, the Czech Republic, the United Kingdom and Singapore. Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Revenues derived from international sources were approximately $9.1 million and $6.7 million for the three-month periods ended March 31, 2008 and 2007, respectively. At March 31, 2008 and December 31, 2007, the Company had international identifiable assets, including goodwill, of approximately $67.9 million and $23.7 million, respectively, of which approximately $46.0 million and $4.6 million, respectively, are long-lived assets.

The segment reporting data presented above may not reflect actual performance and actual asset balances had each segment been a stand-alone entity. Furthermore, the segment information may not be indicative of future performance.

9. RELATED PARTY TRANSACTIONS

As a result of the Synchronics acquisition which occurred in the first quarter of 2006, the Company entered into a five-year lease agreement for property located in Memphis, Tennessee, which was the headquarters of Synchronics, with Jeff Goldstein Investment Partnership. Mr. Goldstein was the previous owner of Synchronics and was employed by the Company. On April 30, 2007, the Company terminated Mr. Goldstein’s employment. This termination of employment was on a mutual basis. As a result, all subsequent transactions occurring between the Company and Mr. Goldstein are no longer considered related party transactions.

10. INCOME TAX

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. As a result of this implementation, the Company recognized a $1.6 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Company’s balance sheet. During the first quarter of 2008, this reserve was increased by approximately $0.2 million, which resulted in an increase to goodwill of $0.3 million and a decrease to income tax expense of $0.1 million.

Consistent with the Company’s continuing practice, interest and/or penalties related to income tax matters are recorded as part of income tax expense. The Company has accrued approximately $0.1 million in interest and penalties associated with uncertain tax positions for the three months ended March 31, 2008.

11. SUBSEQUENT EVENTS

Acquisition of Hospitality EPoS Systems

On April 4, 2008, the Company acquired Hospitality EPoS Systems Ltd. (“Hospitality EPoS”), a leading technology supplier to the U.K. hospitality market for more than 16 years. Headquartered in Kent, just outside London, Hospitality EPoS provides substantial capabilities for sales, implementation and support services. For more than eight years, Hospitality EPoS has represented Radiant’s suite of hospitality products including Aloha point-of-sale software, Enterprise.com above-store reporting, gift card and loyalty programs, MenuLink back office and Radiant hardware. Total cash consideration of approximately $6.0 million was paid on the date of closing. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired based on their fair values. The valuation to determine the fair value of the net assets acquired has not been completed yet. Accordingly, the Company cannot currently estimate the values that will be assigned to goodwill and other intangible assets. The Company will report the operations of Hospitality EPoS under the Hospitality segment beginning in the second quarter of 2008.

Acquisition of Jadeon

On May 2, 2008, Radiant acquired substantially all of the assets of Jadeon, Inc. (“Jadeon”), a wholly-owned subsidiary of Innuity, Inc. and one of our channel partners in California. Headquartered in Irvine, just outside Los Angeles, Jadeon has been delivering and supporting Radiant’s hospitality point of sale solutions since 2001. Jadeon offers a full range of technology systems and implementation and support services throughout the west coast and has installed more than 3,000 systems to date. The acquisition enables Radiant to strengthen its service capabilities and relationships with key accounts. Jadeon also serves as a platform for Radiant to strengthen its west coast market presence, specifically in the Los Angeles and San Francisco markets, allowing better penetration in the largest market in North America. Total cash consideration of approximately $7.0 million was paid on the date of closing. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired based on their fair values. The valuation to determine the fair value of the net assets acquired has not been completed yet. Accordingly, the Company cannot currently estimate the values that will be assigned to goodwill and other intangible assets. The Company will report the operations of Jadeon under the Hospitality segment beginning in the second quarter of 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of Radiant’s business and results of operations. This MD&A should be read in conjunction with the MD&A included in our Form 10-K for the year ended December 31, 2007 as well as Radiant’s Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. MD&A consists of the following sections:

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

Acquisition of Hospitality EPoS Systems

On April 4, 2008, the Company acquired Hospitality EPoS Systems Ltd. (“Hospitality EPoS”), a leading technology supplier to the U.K. hospitality market for more than 16 years. Headquartered in Kent, just outside London, Hospitality EPoS provides substantial capabilities for sales, implementation and support services. For more than eight years, Hospitality EPoS has represented Radiant’s suite of hospitality products including Aloha point-of-sale software, Enterprise.com above-store reporting, gift card and loyalty programs, MenuLink back office and Radiant hardware. Total cash consideration of approximately $6.0 million was paid on the date of closing. The Company expects the acquisition of Hospitality EPoS to be accretive to 2008 earnings as adjusted to exclude amortization of intangible assets. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired based on their fair values. The valuation to determine the fair value of the net assets acquired has not been completed yet. Accordingly, the Company cannot currently estimate the values that will be assigned to goodwill and other intangible assets. The Company will report the operations of Hospitality EPoS under the Hospitality segment beginning in the second quarter of 2008.

Acquisition of Jadeon

On May 2, 2008, Radiant acquired substantially all of the assets of Jadeon, Inc. (“Jadeon”), a wholly-owned subsidiary of Innuity, Inc. and one of our channel partners in California. Headquartered in Irvine, just outside Los Angeles, Jadeon has been delivering and supporting Radiant’s hospitality point of sale solutions since 2001. Jadeon offers a full range of technology systems and implementation and support services throughout the west coast and has installed more than 3,000 systems to date. The acquisition enables Radiant to strengthen its service capabilities and relationships with key accounts. Jadeon also serves as a platform for Radiant to strengthen its west coast market presence, specifically in the Los Angeles and San Francisco markets, allowing better penetration in the largest market in North America. Total cash consideration of approximately $7.0 million was paid on the date of closing. The Company expects the acquisition of Jadeon to be accretive to 2008 earnings as adjusted to exclude amortization of intangible assets. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired based on their fair values. The valuation to determine the fair value of the net assets acquired has not been completed yet. Accordingly, the Company cannot currently estimate the values that will be assigned to goodwill and other intangible assets. The Company will report the operations of Jadeon under the Hospitality segment beginning in the second quarter of 2008.

To the extent that we believe acquisitions or joint ventures can position us to better to serve our current segments, we will continue to pursue such opportunities in the future.

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007 and December 31, 2007

System sales – The Company derives the majority of its revenues from sales and licensing fees for its point-of-sale hardware, software and site management software solutions. System sales during the first quarter of 2008 were approximately $39.1 million. This is an increase of $7.1 million, or 22%, from the same period in 2007, and a decrease of $2.2 million, or 5%, from the fourth quarter of 2007.

The year over year quarterly increase is primarily due to the additional revenues resulting from the acquisition of Quest, the continued growth and market penetration of the products acquired in acquisitions, the continued expansion of direct sales in the Hospitality segment and the continued success of selling our hardware products into our hospitality markets. The decrease from the fourth quarter of 2007 was primarily due to the cyclical nature of capital expenditures throughout the retail marketplace.

Client support, maintenance and other services – The Company also derives revenues from client support, maintenance and other services, including training, custom software development, subscription and hosting, and implementation services (professional services). The majority of these revenues are from support and maintenance which is structured on a recurring revenue basis and is associated with installed sites. The additional professional services are related to projects for new sales of products or their implementation.

Revenues from client support, maintenance and other services during the first quarter of 2008 were approximately $31.1 million. This is an increase of $5.6 million, or 22%, from the same period in 2007, and an increase of $2.1 million, or 7%, from the fourth quarter of 2007. These increases are primarily due to the additional revenues resulting from the acquisition of Quest, the additional revenues generated in both software and hardware support and maintenance resulting from increased software and hardware sales in 2007 and the first quarter of 2008, the increase in revenues generated from the Company’s subscription products due to continued marketing efforts around this product line, and the additional revenues generated through the growth of custom development and consulting projects.

System sales gross profit – Cost of system sales consists primarily of hardware and peripherals for site-based systems and amortization of capitalized labor costs for internally developed software. All costs, other than capitalized software development costs, are expensed as products are shipped, while capitalized software development costs are amortized to expense at the greater of straight line over the estimated useful life of the software or in proportion to the anticipated sales volume of the related software.

System sales gross profit in the first quarter of 2008 increased by $3.9 million, or 26%, as compared to the same period in 2007, and decreased by $0.3 million, or 1%, as compared to the fourth quarter of 2007. The gross profit percentage increased to 49% in the first quarter of 2008 as compared to 47% for the same period in 2007 and the fourth quarter of 2007. The increase in the gross profit percentage is primarily due to product mix.

Client support, maintenance and other services gross profit – Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations.

The gross profit on service sales for the first quarter of 2008 increased by $1.8 million, or 18%, as compared to the same period in 2007, and decreased by $0.2 million, or 2%, as compared to the fourth quarter of 2007. The gross profit percentage on service sales decreased to 37% in the first quarter of 2008 as compared to 39% in the same period in 2007 and 41% in the fourth quarter of 2007. The decreases in the gross profit percentage on service sales are primarily due to normal fluctuations between product development projects and maintenance projects that occur throughout the year. We also incurred higher repair and material costs within our hardware maintenance line during the first quarter of 2008.

Segment revenues – During the first quarter of 2008, total revenues in the Hospitality business segment increased by approximately $12.6 million, or 32%, compared to the same period in 2007, and increased by approximately $3.6 million, or 7%, compared to the fourth quarter of 2007. These increases are primarily due to the additional revenues resulting from the acquisition of Quest and direct sales.

During the first quarter of 2008, total revenues in the Retail business segment were essentially unchanged from the same period in 2007, and decreased by approximately $4.2 million, or 19%, compared to the fourth quarter of 2007. The decrease is primarily due to the cyclical nature of capital expenditures throughout the industry.

Segment net income before allocation of central costs – The Company measures segment profit based on net income before the allocation of certain central costs. During the first quarter of 2008, total net income before allocation of central costs in the Hospitality business segment increased by approximately $3.4 million, or 48%, compared to the same period in 2007, and increased by approximately $0.2 million, or 2%, as compared to the fourth quarter of 2007. These increases are primarily due to the profitability driven by the acquisition of Quest and our ability to better leverage the operating costs of the segment.

During the first quarter of 2008, total net income before allocation of central costs in the Retail business segment decreased by approximately $1.4 million, or 40%, as compared to the same period in 2007, and decreased by approximately $3.1 million, or 59%, as compared to the fourth quarter of 2007. These decreases are primarily the result of a decrease in gross profit due to changes in product mix, an increase in segment operating expenses and the leveraging of our operating structure.

Total operating expenses – The Company’s total operating expenses increased by approximately $3.3 million, or 16%, during the first quarter of 2008 as compared to the same period in 2007, and increased by approximately $1.4 million, or 6%, from the fourth quarter of 2007 due to the following:

•

Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues which are included in costs of client support, maintenance and other services. Product development expenses of $5.6 million during the first quarter of 2008 were consistent with the same period in 2007 but decreased by $0.7 million, or 10%, compared to the fourth quarter of 2007. The decrease from the fourth quarter of 2007 is primarily due to a higher rate of capitalization for internally developed products and a shift of certain product development personnel to maintenance activities in the first quarter of 2008. Product development expenses as a percentage of revenues were 8% for the first quarter of 2008 compared to 10% for the same period in 2007, and 9% for the fourth quarter of 2007.

•

Sales and marketing expenses – Sales and marketing expenses increased during the first quarter of 2008 by approximately $1.3 million, or 20%, compared to the same period in 2007, and increased by $0.9 million, or 12%, from the fourth quarter of 2007. These increases are primarily related to the hiring of additional personnel to manage and support our continued sales growth, incremental sales and marketing expenses resulting from the acquisition of Quest, and an increase in trade show participation. Sales and marketing expenses as a percentage of revenues were 12% for the first quarters of 2008 and 2007, and 10% for the fourth quarter of 2007.

•

Depreciation and amortization expenses – Depreciation and amortization expenses increased during the first quarter of 2008 by approximately $0.4 million, or 18%, as compared to the same period of 2007, and by $0.6 million, or 27%, as compared to the fourth quarter of 2007. These increases are directly related to the amortization of certain intangibles related to the acquisition of Quest.

•

General and administrative expenses – General and administrative expenses increased during the first quarter of 2008 by approximately $1.2 million, or 18%, compared to the same period in 2007, and decreased by $0.3 million, or 4%, when compared to the fourth quarter of 2007. The increase from the first quarter of 2007 is primarily due to additional investments in general and administrative areas to accommodate the growth of the business. General and administrative expenses as a percentage of total revenues were 11% for the first quarters of 2008 and 2007 and for the fourth quarter of 2007.

•

Other income and charges – The amounts contained under this heading are non-recurring in nature and, as such, it is not practical to compare amounts between the current period and previous periods. However, a description of the items which comprise these amounts subsequently follows.

During the first quarter of 2008, the Company recorded a gain of approximately $0.3 million as a result of entering into a forward exchange contract in preparation for the acquisition of Quest. This gain was offset by approximately $0.4 million in debt cost write-offs and penalties associated with early termination of the WFF Credit Agreement as described in Note 6 to the condensed consolidated financial statements.

In 2006, Radiant relocated its offices in Bedford, Texas to a facility in Fort Worth, Texas. The Company was contractually liable for the lease payments on the abandoned Bedford facility through September 2007 (lease expiration). In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments and estimated maintenance costs at the abandonment date. The restructuring charges were attributable to the Company’s Hospitality business segment. The abandonment of the Bedford facility resulted in a restructuring charge of approximately $1.4 million in the second quarter of 2006, which consisted of the fair value of the remaining lease liability and ongoing maintenance costs. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.1 million as the initial assumption regarding ongoing maintenance costs changed. During the third quarter of 2005, Radiant decided to consolidate certain facilities located in Alpharetta, Georgia, in order to reduce future operating costs. This resulted in the abandonment of one facility, which formerly housed the Company’s customer support call center. The restructuring charges were not attributable to any of the Company’s reportable segments. In accordance with SFAS 146, the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments at the abandonment date less the estimated sublease rentals that could reasonably be obtained from the property. This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.2 million as the initial assumption regarding the ability to sublease the facility changed.

Interest expense, net – The Company’s interest expense includes interest expense incurred on its long-term debt, revolving line of credit and capital lease obligations. Interest expense increased by approximately $0.6 million, or 83%, in the first quarter of 2008 as compared to the same period in 2007, and increased by $0.8 million, or 175%, as compared to the fourth quarter of 2007. These increases are directly attributable to the additional debt assumed when the Company entered into the JPM Credit Agreement in the first quarter of 2008 to finance the acquisition of Quest as further described in Notes 3 and 6 to the condensed consolidated financial statements.

Income tax provision – The Company’s effective tax rates for the periods ended March 31, 2008 and 2007 were equal to 32.0% and 40.2%, respectively. This decrease was due to the relative mix of earnings expected throughout 2008 mainly attributable to a larger portion of earnings generated outside the United States of America in lower tax jurisdictions.

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

The WFF Credit Agreement was scheduled to expire on March 31, 2010; however, it was refinanced on January 2, 2008 upon the execution of the credit agreement with JPMorgan Chase Bank, N.A., as arranger, and JPMorgan Chase Bank, N.A, SunTrust Bank, Bank of America and Guaranty Bank, as initial lenders (the “JPM Credit Agreement”). The JPM Credit Agreement provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $60 million and a term loan facility in an aggregate principal amount of up to $30 million. The Company has the right to increase the revolving credit commitment by up to $20 million subject to the terms and conditions set forth in the JPM Credit Agreement. As of March 31, 2008, aggregate borrowings under this facility totaled $65 million, composed of $36 million in revolving loans and $29 million in term loan facility borrowings. As of March 31, 2008, revolving loan borrowings available to the Company were equal to $24 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Loans under the JPM Credit Agreement will bear interest at the rate that JPMorgan announces as its prime rate then in effect, plus one half of one percent. The JPM Credit Agreement contains certain customary representations and warranties from the Company. In addition, the JPM Credit Agreement contains certain financial and non-financial covenants, with which the Company was in compliance as of March 31, 2008. Further explanation of this agreement is presented in Note 6 of the condensed consolidated financial statements.

The Company’s working capital decreased by approximately $1.2 million, or 2%, to $50.5 million at March 31, 2008 as compared to $51.7 million at December 31, 2007. This decrease was attributable to the fact that working capital was utilized to reduce the outstanding revolving loan balance on the JPM Credit Agreement as of March 31, 2008. The Company has historically funded its business through cash generated by operations. Cash provided by operations during the three months ended March 31, 2008 was approximately $0.9 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges including depreciation, amortization, stock-based compensation and other charges. In addition, the Company received significant amounts of cash for calendar year support and maintenance which has been deferred and will be recognized as revenue over the course of 2008. The cash received from support and maintenance was offset by the fact that the Company did not purchase the related receivables of Quest in conjunction with the acquisition completed during the first quarter of 2008 (see Note 3). As a result, a majority of the revenue generated by Quest has not been collected. The decrease in accounts payable and accrued expenses is due to normal quarterly fluctuations and year-end bonuses and commissions being paid during the first quarter of 2008. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

Cash used in operating activities during the three months ended March 31, 2007 was approximately $0.7 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges including depreciation, amortization, lease restructuring, and stock-based compensation. In addition, the Company received significant amounts of cash for calendar year support and maintenance which was deferred and was recognized as revenue over the course of 2007. These increases in cash were offset by an increase in our accounts receivable and inventory balances. The increase in receivables was due to normal quarterly fluctuations and the growth of the business, both organic and acquisition-related, as reflected in the year over year revenue increase. The increase in inventory was also due to normal quarterly fluctuations and anticipation of increases in hardware shipments in future quarters. The decrease in accrued expenses was a result of year-end bonuses being paid during the first quarter of 2007.

Cash used in investing activities during the three months ended March 31, 2008 was approximately $53.0 million. Approximately $52.5 million was used in the acquisition of Quest, net of cash acquired (see Note 3 to the condensed consolidated financial statements). In addition, the Company recognized cash proceeds of approximately $1.1 million during the quarter as a result of the execution of a forward contract in conjunction with this acquisition. Approximately $0.8 million was used to invest in property and equipment. Lastly, the Company continued to increase its investment in future products by investing $0.8 million in internally developed capitalizable software during the first quarter of 2008.

Cash used in investing activities during the three months ended March 31, 2007 was approximately $1.3 million. Approximately $0.5 million of the cash was invested in property and equipment. The Company continued to increase its investment in future products by investing $0.9 million in internally developed capitalizable software during the first quarter of 2007.

Cash provided by financing activities during the three months ended March 31, 2008 was approximately $45.7 million. Financing activities in the first quarter of 2008 included cash received from borrowings under the JPM Credit Agreement equal to $74.4 million, net of financing costs. These borrowings were used to fund the acquisition of Quest (see Note 3 to the condensed consolidated financial statements), repay the outstanding balance of the term loan under the WFF Credit Agreement and to pay various fees associated with the termination of the WFF Credit Agreement. In addition, the Company received cash proceeds from employees for the exercise of stock options, made scheduled payments under the promissory notes related to the MenuLink acquisition, and repaid the entire balance of the promissory note with the previous shareholders of Aloha Technologies, Inc.

Cash used in financing activities during the three months ended March 31, 2007 was approximately $0.4 million. Financing activities in the first quarter of 2007 included cash proceeds from employees for the exercise of stock options, repayment of promissory notes related to the MenuLink acquisition, and scheduled payments under the WFF Credit Agreement.

The Company believes that its cash and cash equivalents, funds generated from operations and borrowing capacity will provide adequate liquidity to meet its normal operating requirements, as well as to fund the above obligations, for the foreseeable future.

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

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2016. Additionally, the Company leases computer equipment under capital lease agreements which expire on various dates through January 2012. Contractual obligations as of March 31, 2008 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital leases	$2,063	$705	$1,241	$117	$—
Operating leases (1)	28,684	4,967	11,229	8,623	3,865
Other obligations:
Notes payable – acquisition of MenuLink Computer Solutions	963	963	—	—	—
Revolving credit facility (JPM Credit Agreement)	36,000	—	—	36,000	—
Term loan facility (JPM Credit Agreement)	29,000	4,500	12,000	12,500	—
Estimated interest payments on notes payable and term notes (2)	13,191	4,331	6,131	2,729	—
Purchase commitments (3)	1,014	1,014	—	—	—

Total contractual obligations	$110,915	$16,480	$30,601	$59,969	$3,865

(1)	This schedule includes the future minimum lease payments related to facilities that are being subleased. The total minimum rentals to be received in the future under noncancellable subleases as of March 31, 2008 are approximately $1.7 million in less than one year and $0.8 million in one to three years.
(2)	For purposes of this disclosure, we used the interest rates in effect as of March 31, 2008 to estimate future interest expense. See Note 6 to the consolidated financial statements for further discussion of our debt components and their interest rate terms.
(3)	The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The related supplies are to be delivered at various dates through December, 2008.

At March 31, 2008, the Company had a $2.4 million reserve for unrecognized tax benefits which is not reflected in the table above. Substantially all of this tax reserve is classified in other long-term liabilities and deferred income taxes on the accompanying consolidated balance sheet.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS 161 applies to all derivative instruments within the scope of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designed and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), and No. 160 Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of shareholders’ equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both statements is for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) and SFAS 160 is prospective. The impact on presentation and disclosure are applied retrospectively. We are currently in the process of evaluating the impact, if any, that the adoption of SFAS 141(R) and SFAS 160 will have on our financial position, cash flows and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on our financial position, cash flows or results of operations because the Company elected not to apply the fair value option to any of its assets and liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on our financial position, cash flows or results of operations.

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

The Company’s financial instruments that are subject to market risks are its long-term debt instruments. During the first quarter of 2008, the weighted average interest rate on its long-term debt was approximately 7.8%. A 10.0% increase in this rate would have impacted interest expense by approximately $132,000 for the three-month period ended March 31, 2008.

As more fully explained in Note 8 to the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $9.1 million and $6.7 million for the three months ended March 31, 2008 and 2007, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effects of foreign exchange rate fluctuations on the Company’s results of operations and financial position during the three-month periods ended March 31, 2008 and 2007 were not material.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of March 31, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

During the quarter ended March 31, 2008, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (“2/97 S-1”), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (“6/97 S-1”), (iii) the Registrant’s Form 8-K filed December 17, 2007 (the “December 17, 2007 8-K”) and (iv) the Registrant’s Form 8-K filed January 8, 2008 (the “January 8, 2008 8-K”).

Exhibit No.	Description
*2.1	Share Purchase Agreement, dated December 11, 2007, by and among Radiant Systems, Inc., Quest Retail Technology Pty Ltd, and David Brown (December 17, 2007 8-K)

*2.1.1	First Amendments to Share Purchase Agreement, dated as of January 4, 2008, by and among Radiant Systems, Inc., RADS Australia Holdings Pty Ltd, Quest Retail Technology Pty Ltd, and David Brown (January 8, 2008 8-K)

*3.1	Amended and Restated Articles of Incorporation (2/97 S-1)

*3.2	Amended and Restated Bylaws (6/97 S-1)

*4.1	Credit Agreement dated as of January 2, 2008, by and among Radiant Systems, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (January 8, 2008 8-K)

10.1	2008 Short-Term Incentive Plan of John H. Heyman (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof).

10.2	2008 Short-Term Incentive Plan of Alon Goren (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof).

10.3	2008 Short-Term Incentive Plan of Mark E. Haidet (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof).

10.4	2008 Short-Term Incentive Plan of Andrew S. Heyman (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof).

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC

Dated: May 9, 2008	By:	/s/ Mark E. Haidet
Mark E. Haidet,
Chief Financial Officer
(Duly authorized officer and principal financial officer)