Form 10-Q
period 2008-06-30
RADIANT SYSTEMS INC
filed 2008-08-07
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 4, 2008, there were 32,381,998 shares of the registrant’s no par value common stock outstanding.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$18,037	$29,940
Accounts receivable, net of allowance for doubtful accounts of $3,587 and $3,447, respectively	47,250	43,057
Inventories, net	34,562	30,494
Deferred tax assets	7,793	7,730
Other current assets	4,207	2,408

Total current assets	111,849	113,629
Property and equipment, net	20,079	14,184
Software development costs, net	8,597	7,231
Deferred tax assets, non-current	—	2,905
Goodwill	120,009	62,386
Intangible assets, net	40,087	20,650
Other long-term assets	1,283	974

Total assets	$301,904	$221,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	5,708	7,983
Accounts payable	20,429	21,317
Accrued liabilities	17,801	18,427
Client deposits and unearned revenues	23,293	13,745
Current portion of capital lease payments	661	437

Total current liabilities	67,892	61,909
Capital lease payments, net of current portion	1,284	1,034
Long-term debt, net of current portion	64,652	12,484
Deferred tax liabilities, non-current	4,114	—
Other long-term liabilities	4,674	4,576

Total liabilities	142,616	80,003

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 32,375,925 and 31,935,105 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	154,949	150,924
Accumulated deficit	(3,245)	(10,711)
Accumulated other comprehensive income	7,584	1,743

Total shareholders’ equity	159,288	141,956

Total liabilities and shareholders’ equity	$301,904	$221,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Revenues:
System sales	$39,326	$36,678	$78,413	$68,693
Client support, maintenance and other services	34,446	26,234	65,518	51,658

Total revenues	73,772	62,912	143,931	120,351
Cost of revenues:
System sales	20,245	18,594	40,330	35,475
Client support, maintenance and other services	21,395	15,795	40,861	31,400

Total cost of revenues	41,640	34,389	81,191	66,875

Gross profit	32,132	28,523	62,740	53,476

Operating expenses:
Product development	6,133	5,899	11,748	11,477
Sales and marketing	8,642	7,434	16,780	14,230
Depreciation of fixed assets	1,122	1,012	2,168	2,033
Amortization of intangible assets	1,511	1,032	3,105	2,242
General and administrative	7,606	7,319	15,227	13,784
Other (income) charges, net	(528)	1,207	(456)	907

Total operating expenses	24,486	23,903	48,572	44,673

Income from operations	7,646	4,620	14,168	8,803
Interest expense	(1,079)	(610)	(2,403)	(1,334)
Other expense, net	(257)	(61)	(426)	(112)

Income from operations before income tax provision	6,310	3,949	11,339	7,357
Income tax provision	(2,264)	(1,665)	(3,873)	(3,036)

Net income	$4,046	$2,284	$7,466	$4,321

Net income per share:
Basic income per share	$0.13	$0.07	$0.23	$0.14

Diluted income per share	$0.12	$0.07	$0.22	$0.13

Weighted average shares outstanding:
Basic	32,110	31,136	32,052	31,058

Diluted	33,764	32,930	33,708	32,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
BALANCE, December 31, 2007	31,935	—	$150,924	$(10,711)	$1,743	$141,956

Components of comprehensive income:
Net income	—	—	—	7,466	—	7,466
Foreign currency translation adjustment	—	—	—	—	5,841	5,841

Total comprehensive income	—	—	—	7,466	5,841	13,307
Exercise of employee stock options	197	—	1,496	—	—	1,496
Stock issued under employee stock purchase plan	7	—	84	—	—	84
Restricted stock awards	237	—	347	—	—	347
Tax benefits related to stock options	—	—	198	—	—	198
Stock-based compensation	—	—	1,900	—	—	1,900

BALANCE, June 30, 2008	32,376	$—	$154,949	$(3,245)	$7,584	$159,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,466	$4,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,756	4,606
Stock-based compensation expense	2,220	1,787
Other income, net (see Note 7)	(456)	(300)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(1,703)	(3,683)
Inventories	(1,372)	602
Other assets	2,200	(379)
Accounts payable	(4,049)	(522)
Accrued liabilities	(3,560)	(2,817)
Client deposits and deferred revenue	5,281	5,043
Other liabilities	(2,417)	1,255

Net cash provided by operating activities	9,366	9,913
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,176)	(1,373)
Capitalized software development costs	(1,724)	(1,516)
Acquisition of Quest Retail Technology, net of cash acquired (see Note 3)	(52,497)	—
Acquisition of Hospitality EPoS Systems Ltd., net of cash acquired (see Note 3)	(5,953)	—
Acquisition of Jadeon, Inc., net of cash acquired (see Note 3)	(6,990)	—
Execution of forward contract	1,109	—

Net cash used in investing activities	(71,231)	(2,889)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	1,496	2,115
Proceeds from shares issued under employee stock purchase plan	84	52
Tax benefits from stock options	198	1,019
Principal payments on capital lease obligations	(433)	(148)
Net payments under short-term debt facility	—	(5,990)
Proceeds from borrowings under the JPM Credit Agreement (see Note 6)	84,500	—
Payment of financing costs related to the JPM Credit Agreement	(664)	—
Principal payments on notes payable to shareholders	(1,664)	(654)
Principal payments on JPM Credit Agreement	(15,000)	—
Principle payments on notes payable to a bank	(22)	—
Principal payments on WFF Credit Agreement (see Note 6)	(18,192)	(2,955)
Payment of fees to terminate WFF Credit Agreement	(341)	—

Net cash provided by (used in) financing activities	49,962	(6,561)

(Decrease) increase in cash and cash equivalents	(11,903)	463
Cash and cash equivalents at beginning of period	29,940	15,720

Cash and cash equivalents at end of period	$18,037	$16,183

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,392	$1,432

Cash paid for income taxes	$3,565	$526

SCHEDULE OF NON-CASH TRANSACTIONS:
Assets acquired under capital leases	$748	$826

Purchases of property and equipment	$316	$46

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Radiant Systems, Inc. (“Radiant” or the “Company”), included herein, have been prepared on a basis consistent with the December 31, 2007 audited consolidated financial statements, and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Radiant’s Form 10-K for the year ended December 31, 2007. Radiant’s results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of future operating results.

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

Net Income Per Share

Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. In the event of a net loss, dilutive loss per share is the same as basic loss per share. Diluted net income per share includes the dilutive effect of stock options and restricted stock awards. A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding	32,110	31,136	32,052	31,058
Dilutive effect of outstanding stock options and restricted stock awards	1,654	1,794	1,656	1,716

Weighted average common shares outstanding assuming dilution	33,764	32,930	33,708	32,774

For the three months ended June 30, 2008 and 2007, options to purchase approximately 2.3 million and 2.4 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were anti-dilutive for the periods then ended. For the six months ended June 30, 2008 and 2007, options to purchase approximately 1.6 million and 2.3 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were anti-dilutive for the periods then ended.

Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement establishes the rules for the reporting of comprehensive income and its components. The Company’s comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the three months ended June 30, 2008 and 2007 was approximately $7.3 million and $2.7 million, respectively. Total comprehensive income for the six months ended June 30, 2008 and 2007 was approximately $13.4 million and $4.9 million, respectively.

Financing Costs Related to Long-Term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt. The Company incurred financing costs during the first half of 2008 equal to $1.2 million related to the JPM Credit Agreement. The costs were deferred and are being amortized over the life of the loan, which is five years. Amortization of these financing costs totaled approximately $0.2 million during the six months ended June 30, 2008.

Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS 161 applies to all derivative instruments within the scope of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designed and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

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

2. STOCK-BASED COMPENSATION

Radiant has adopted stock plans that provide for the grant of incentive and non-qualified stock options and restricted stock awards to directors, officers, and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. In addition, Radiant provides employees stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). The ESPP permits employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. Based on these terms, the ESPP will not result in any future stock compensation expense. The Company has authorized approximately 16.2 million shares for awards of stock options and restricted stock, of which approximately 0.1 million shares are available for future grants as of June 30, 2008.

The Company accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options and restricted stock awards, based on the fair market value of the award as of the grant date. Equity-based compensation expense recognized under SFAS 123(R) in the condensed consolidated statements of operations for the three months ended June 30, 2008 and 2007 was approximately $1.3 million and $1.0 million, respectively, and was $2.2 million and $1.8 million for the six months ended June 30, 2008 and 2007, respectively. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Equity-based compensation expense reduced basic earnings per share by $0.04 and $0.03 for the three-month periods ended June 30, 2008 and 2007, respectively, and reduced diluted earnings per share by $0.04 and $0.03 for the three–month periods ended June 30, 2008 and 2007, respectively. Equity-based compensation expense reduced basic earnings per share by $0.07 and $0.06 for the six-month periods ended June 30, 2008 and 2007, respectively, and reduced diluted earnings per share by $0.07 and $0.05 for the six-month periods ended June 30, 2008 and 2007, respectively. The non-cash stock-based compensation expense from stock options and restricted stock awards was included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cost of revenues - systems	$21	$39	$45	$81
Cost of revenues - client support, maintenance and other services	94	68	145	140
Product development	104	136	176	259
Sales and marketing	207	249	350	469
General and administrative	922	464	1,504	837

Non-cash stock based compensation expense	$1,348	$956	$2,220	$1,786

For the three-month periods ended June 30, 2008 and 2007, the total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation, recorded in accordance with SFAS No. 123(R), was approximately $0.7 million and $0.4 million, respectively. For the six-month periods ended June 30, 2008 and 2007, the total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation, recorded in accordance with SFAS No. 123(R), was approximately $1.0 million and $0.6 million, respectively. The Company capitalized approximately $15,000 and $16,000 in compensation cost related to product development for the three-month periods ended June 30, 2008 and 2007, respectively. The Company capitalized approximately $27,000 and $40,000 in compensation cost related to product development for the six-month periods ended June 30, 2008 and 2007, respectively.

Stock Options

The exercise price of each stock option equals the market price of Radiant’s common stock on the date of grant. Most options are scheduled to vest equally over a three or four-year period or when certain stock performance requirements are met. These stock performance requirements include a provision that allows for early vesting if certain stock price targets are met. The Company recognizes stock-based compensation expense using the graded vesting attribution method. Outstanding options expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model for the three and six-month periods ended June 30, 2008 and 2007 are outlined in the following table:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Expected volatility	50%	48%	50%	48%
Expected life (in years)	3-4	3-4	3-4	3-4
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	3.3%	5.0%	2.1%-3.3%	4.5%-5.0%

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

A summary of the changes in stock options outstanding under our equity-based compensation plans during the six months ended June 30, 2008 is presented below:

(in thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,798	$10.34	4.01	$42,886
Granted	705	$14.35
Exercised	(198)	$7.61
Forfeited or cancelled	(45)	$11.80

Outstanding at June 30, 2008	6,260	$10.87	3.69	$13,028

Vested or expected to vest at June 30, 2008	6,076	$10.85	3.68	$12,800
Exercisable at June 30, 2008	4,374	$10.53	3.58	$10,891

The weighted average grant-date fair value of options granted during the three-month periods ended June 30, 2008 and 2007 were $5.31 and $6.24, respectively. The weighted average grant-date fair value of options granted during the six-month periods ended June 30, 2008 and 2007 were $5.46 and $5.72, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the three-month periods ended June 30, 2008 and 2007, was approximately $0.5 million and $1.2 million, respectively, and $1.4 million and $2.1 million for the six-month periods ended June 30, 2008, and 2007, respectively. The total fair value of options that vested during each of the three-month periods ended June 30, 2008 and 2007 was approximately $0.1 million. The total fair value of options that vested during the six-month periods ended June 30, 2008 and 2007 was approximately $0.1 million and $0.2 million, respectively. Radiant had approximately 1.9 million unvested options outstanding at both June 30, 2008 and 2007 with a weighted-average grant-date fair value of $1.83 and $2.43, respectively. Of the 1.9 million options that were unvested at June 30, 2008 and 2007, there were 0.1 million and 0.4 million options, respectively, that had a vesting period based on stock performance requirements. At June 30, 2008 and 2007, the Company recognized equity-based compensation expense equal to approximately $1.0 million related to employee and director stock options. The unvested options had a total unrecognized compensation expense as of June 30, 2008 and 2007 equal to approximately $5.0 million and $4.9 million, respectively, net of estimated forfeitures, which will be recognized over the weighted average period of 1.45 years and 1.78 years, respectively. Cash received from stock option exercises was approximately $0.5 million and $1.1 million during the three-month periods ending June 30, 2008 and 2007, respectively, and $1.5 million and $2.1 million for the six-month periods ended June 30, 2008 and 2007, respectively.

Restricted Stock Awards

During the first half of 2008, the Company awarded approximately 0.2 million shares of restricted stock to employees under the Amended and Restated 2005 Long-Term Incentive Plan. These restricted stock awards vest at various terms over a three-year period from the date of grant. The weighted average fair value of restricted stock awards during 2008 was $14.32 per share. At June 30, 2008, the Company recognized equity-based compensation expense equal to approximately $0.3 million related to restricted stock awards. The unvested restricted stock awards had a total unrecognized compensation expense of approximately $3.0 million, which will be recognized over three years.

3. ACQUISITIONS AND DIVESTITURES

The acquisitions discussed below were accounted for using the purchase method of accounting as prescribed by Statement of Financial Accounting Standards No. 141, Business Combinations.

Acquisition of Jadeon

On May 1, 2008, Radiant acquired Jadeon, Inc. (“Jadeon”), a wholly-owned subsidiary of Innuity, Inc. and one of the Company’s channel partners in California. Headquartered in Irvine, just outside Los Angeles, Jadeon has been delivering and supporting Radiant’s hospitality point-of-sale solutions since 2001. Jadeon offers a full range of technology systems and implementation and support services throughout the West coast. Total cash consideration of $7.0 million was paid on the date of closing. The operations of the Jadeon business have been included in the Company’s condensed consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

The intangible assets acquired are being valued by the Company utilizing customary valuation procedures and techniques. Upon completion of this valuation, the amounts ascribed to goodwill and intangible assets may change along with the estimated useful life of the intangible asset acquired. Any such revision could have a significant impact on depreciation, amortization and income taxes. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the Jadeon acquisition:

(Dollars in Thousands)
Current assets	$2,018
Property, plant and equipment	117
Identifiable intangible assets	1,795
Goodwill	7,014
Other assets	185

Total assets acquired	11,129

Total liabilities assumed (all of which were considered current)	4,129

Purchase price	$7,000

As a result of the Jadeon acquisition, goodwill of approximately $7.0 million was recorded and assigned to the Hospitality segment. The following is a summary of the intangible asset acquired and the weighted-average useful life over which it will be amortized:

(Dollars in Thousands)	Purchased Asset	Weighted- Average Useful Life
Customer Relationships	$1,795	10 years

Total intangible asset acquired	$1,795

Acquisition of Hospitality EPoS Systems

On April 4, 2008, the Company acquired Hospitality EPoS Systems Ltd. (“Hospitality EPoS”), a leading technology supplier to the U.K. hospitality market for more than 16 years. Headquartered in Kent, England, just outside London, Hospitality EPoS provides substantial capabilities for sales, implementation and support services. For more than eight years, Hospitality EPoS has represented Radiant’s suite of hospitality products including Aloha point-of-sale software, Enterprise.com above-store reporting, gift card and loyalty programs, MenuLink back office and Radiant hardware. Total cash consideration of approximately $6.0 million was paid on the date of closing. The operations of the Hospitality EPoS business have been included in the Company’s condensed consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

The intangible assets acquired are being valued by the Company utilizing customary valuation procedures and techniques. Upon completion of this valuation, the amounts ascribed to goodwill and intangible assets may change along with the estimated useful life of intangible assets. Any such revision could have a significant impact on depreciation, amortization and income taxes. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the Hospitality EPoS acquisition:

(Dollars in Thousands)
Current assets	$1,532
Property, plant and equipment	1,672
Identifiable intangible assets	2,250
Goodwill	3,148

Total assets acquired	8,602

Current liabilities	2,439
Long-term liabilities	178

Total liabilities assumed	2,617

Purchase price	$5,985

As a result of the Hospitality EPoS acquisition, goodwill of approximately $3.2 million was recorded and assigned to the Hospitality segment. The following is a summary of the intangible asset acquired and the weighted-average useful life over which it will be amortized:

(Dollars in Thousands)	Asset	Average Useful Life
Direct Customers	$2,250	10 years

Total intangible asset acquired	$2,250

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

The intangible assets acquired were valued by the Company with the assistance of independent appraisers utilizing customary valuation procedures and techniques. Upon completion of this valuation during the second quarter of 2008, intangible assets were revalued resulting in a decrease of approximately $3.0 million. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the Quest acquisition:

(Dollars in Thousands)
Current assets	$2,959
Property, plant and equipment	448
Identifiable intangible assets	18,496
Goodwill	39,780
Other assets	285

Total assets acquired	61,968

Current liabilities	2,368
Long-term liabilities	6,209

Total liabilities assumed	8,577

Purchase price	$53,391

As a result of the Quest acquisition, goodwill of approximately $47.0 million was recorded and assigned to the Hospitality segment. This includes subsequent adjustments related to changes in foreign currency translation and the revaluation of intangible assets in which goodwill increased from the date of acquisition by approximately $7.2 million for the six months ended June 30, 2008. The following is a summary of the intangible assets acquired and the weighted-average useful lives over which they will be amortized:

(Dollars in Thousands)	Purchased Assets	Weighted- Average Useful Lives
Core and developed technology	$4,183	5 years
Reseller network	4,379	15 years
Trademarks and tradenames	5,201	Indefinite
Customer list	4,641	10 years
Backlog	92	2 months

Total intangible assets acquired	$18,496

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

The Company’s annual evaluations of the carrying value of goodwill, completed on January 1, 2008 and 2007 in accordance with SFAS 142, resulted in no impairment losses. Changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows (in thousands):

	Hospitality	Retail	Total
BALANCE, December 31, 2007	$37,751	$24,635	$62,386

Goodwill resulting from the Jadeon acquisition (see Note 3)	7,014	—	7,014
Goodwill resulting from the Hospitality EPoS acquisition (see Note 3)	3,148	—	3,148
Goodwill resulting from the Quest acquisition (see Note 3)	39,780	—	39,780
Adjustment related to revaluation of intangible assets of Quest (see Note 3)	2,981	—	2,981
Adjustment related to change in contingent liabilities of Quest (see Note 3)	802	—	802
Adjustment related to change in deferred income tax liabilities of Quest (see Note 3)	(552)	—	(552)
Currency translation adjustments related to acquisitions	4,025	425	4,450

BALANCE, June 30, 2008	$94,949	$25,060	$120,009

Intangible Assets

A summary of the Company’s intangible assets as of June 30, 2008 and December 31, 2007 is as follows (in thousands):

		June 30, 2008		December 31, 2007
	Weighted Average Amortization Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core and developed technology – Hospitality	3.6 years	$16,883	$(12,559)	$12,700	$(11,862)
Reseller network – Hospitality	15 years	13,579	(2,890)	9,200	(2,428)
Direct sales channel – Hospitality	10 years	3,600	(1,605)	3,600	(1,425)
Covenants not to compete – Hospitality	4 years	1,750	(1,573)	1,750	(1,545)
Trademarks and tradenames – Hospitality	Indefinite	6,501	—	1,300	—
Trademarks and tradenames – Hospitality	5 years	300	(164)	300	(134)
Customer list and contracts – Hospitality	9.5 years	10,336	(1,097)	1,650	(633)
Backlog - Hospitality	2 months	92	(92)	—	—
Core and developed technology – Retail	4 years	3,800	(2,375)	3,800	(1,900)
Reseller network – Retail	6 years	5,200	(2,166)	5,200	(1,733)
Subscription sales – Retail	4 years	1,400	(875)	1,400	(700)
Trademarks and tradenames – Retail	6 years	700	(291)	700	(233)
Other		2,020	(387)	2,020	(377)

Total intangible assets		$66,161	$(26,074)	$43,620	$(22,970)

Future amortization expense does not include intangible assets acquired in conjunction with the subsequent acquisition of Orderman GmbH (“Orderman”), as discussed in Note 11. The table below summarizes the approximate amortization expense for the following annual periods subsequent to June 30, 2008, excluding Orderman’s intangible assets and assuming no future acquisitions, dispositions or impairments of intangible assets (in thousands):

12-month period ended June 30,
2009	$6,090
2010	5,155
2011	4,411
2012	3,890
2013	2,837
Thereafter	11,203

$33,586

5. INVENTORY

Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventory as of June 30, 2008 and December 31, 2007 is as follows (in thousands):

	June 30, 2008	December 31, 2007
Raw materials, net of reserves for obsolescence equal to $914 and $736, respectively	$20,120	$16,923
Work in process	360	673
Finished goods, net of reserves for obsolescence equal to $4,463 and $5,237, respectively	14,082	12,898

	$34,562	$30,494

6. DEBT

On March 31, 2005, the Company entered into a senior secured credit facility (the “WFF Credit Agreement”) with Wells Fargo Foothill, Inc., as the arranger, administrative agent and initial lender. The WFF Credit Agreement, which was amended on January 3, 2006, provided for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $31 million. The revolving loan amount available to the Company was derived from a monthly borrowing base calculation using the Company’s various receivables balances. The amount derived from this borrowing base calculation was further reduced by the total amount of letters of credit outstanding. Loans under the WFF Credit Agreement bore interest, at Radiant’s option, at either the London Interbank Offered Rate (LIBOR) plus two and one half percent, or at the prime rate of Wells Fargo Bank, N.A. The WFF Credit Agreement contained certain customary representations and warranties from Radiant. It also contained customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of Radiant’s assets; and limitations on transactions with related parties. In addition, the WFF Credit Agreement contained various financial covenants, including: minimum EBITDA levels, as defined; minimum tangible net worth, as defined; and maximum capital expenditures. As of December 31, 2007, the Company was in compliance with all financial and non-financial covenants.

On January 2, 2008, the WFF Credit Agreement was refinanced upon the execution of a new credit agreement with JPMorgan Chase Bank, N.A. as arranger and administrative agent, and JPMorgan Chase Bank, N.A, SunTrust Bank, Bank of America and Guaranty Bank, as initial lenders (the “JPM Credit Agreement”). The JPM Credit Agreement provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. As of June 30, 2008, aggregate borrowings under this facility totaled $69.5 million, composed of $41.5 million in revolving loans and $28.0 million in term loan facility borrowings. As of June 30, 2008, revolving loan borrowings available to the Company were equal to $38.5 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin ranging between 1.25% and 2.00% based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00% based on the Company’s consolidated leverage ratio, as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of the Company’s assets; and limitations on related party transactions. In addition, the JPM Credit Agreement requires the Company to comply with various financial covenants, including maintaining leverage and fixed charge coverage ratios, as defined. The JPM Credit Agreement also contains certain customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of June 30, 2008.

In the fourth quarter of 2005, the Company issued approximately $4.1 million in notes payable related to the acquisition of MenuLink. The interest on the notes is calculated based on the prime rate and payments for both principal and interest are being made in equal installments over a 36-month period. The notes are scheduled to be paid in full by the fourth quarter of 2008.

In the second quarter of 2008, the Company assumed approximately $0.3 million for two promissory notes in conjunction with the acquisition of Hospitality EPoS. The notes are held by the Bank of Scotland, bear interest at approximately 7.50% and are being paid in various installments through the first quarter of 2010 and the fourth quarter of 2011.

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

The following is a summary of long-term debt and the related balances as of June 30, 2008 and December 31, 2007 (in thousands):

Description of Debt	June 30, 2008	December 31, 2007
Revolving credit loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined (4.00% as of June 30, 2008), maturing on January 2, 2013	$41,500	$—

Term loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined (4.00% as of June 30, 2008), maturing on January 2, 2013	28,000	—

Promissory notes with MenuLink shareholders bearing interest based on the prime rate as of the first business day of each calander quarter (5.25% as of June 30, 2008) and being paid in thirty-six installments of principal and interest through the fourth quarter of 2008	611	1,311

Promissory notes with a bank assumed in conjunction with the acquisition of Hospitality EPoS bearing interest at approximately 7.50% and being paid in various installments through the first quarter of 2010 and the fourth quarter of 2011	249	—

Term loan (as amended) with a bank that bore interest based on the prime rate with principal paid at $492 per month plus accrued interest, which was refinanced on January 2, 2008 upon the execution of the JPM Credit Agreement	—	18,192

Promissory note (as amended) with Aloha shareholders that bore interest based on the prime rate plus one percent; this balance was paid in full during the first quarter of 2008	—	964

Total	$70,360	$20,467

Approximate maturities of notes payable for the following 12-month periods subsequent to June 30, 2008 are listed below (in thousands):

12-month period ended June 30,
2009	$5,708
2010	6,088
2011	6,047
2012	7,017
2013	45,500

$70,360

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

The abandonment of the Bedford facility resulted in a restructuring charge of approximately $1.4 million in the second quarter of 2006, which consisted of the fair value of the remaining lease liability and ongoing maintenance costs. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.1 million in restructuring charges as the initial assumption regarding ongoing maintenance costs had changed. The Company anticipates the remaining payments will be made by the end of the third quarter of 2008. The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2007	$5	$—	$5

Expenses charged against restructuring reserve	(3)	—	(3)

Balance, June 30, 2008	$2	$—	$2

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

This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.2 million in restructuring charges as the initial assumption regarding the ability to sublease the facility had changed. As of June 30, 2008, approximately $0.4 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the fourth quarter of 2010 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2007	$185	$300	$485

Expenses charged against restructuring reserve	(2)	(73)	(75)

Balance, June 30, 2008	$183	$227	$410

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

Forward Exchange Contract

The Company records derivatives, namely foreign exchange contracts, on the balance sheet at fair value. The gains or losses on foreign currency forward contracts are recorded in the accompanying consolidated statements of operations. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments. The Company recognized a net gain of approximately $0.5 million related to forward exchange contracts entered into during the second quarter of 2008 in conjunction with the acquisition of Orderman, which closed during the third quarter of 2008. Further explanation of this subsequent event is presented in Note 11 of the condensed consolidated financial statements. The Company also entered into a forward exchange contract in the fourth quarter of 2007 in conjunction with the acquisition of Quest. The Company recognized a gain of approximately $0.3 million on this contract upon its execution during the first quarter of 2008.

Due Diligence Costs

During the second quarter of 2007, the Company wrote off $1.2 million in accounting, tax and legal due diligence fees in connection with the termination of a proposed acquisition. The Company determined that this acquisition would not take place. Such related charges were recorded as “Other charges” in the Company’s statement of operations during the six-month period ended June 30, 2007.

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

A summary of the key measures for the Company’s operating segments is as follows (in thousands):

	For the three months ended June 30, 2008
	Hospitality	Retail	Other	Total
Revenues	$54,348	$18,714	$710	$73,772
Amortization of intangible assets	935	571	5	1,511
Product development	4,162	1,194	—	5,356
Net income before allocation of central costs	10,522	2,408	—	12,930
Goodwill	94,949	25,060	—	120,009
Other identifiable assets	86,291	33,275	3,385	122,951

	For the three months ended June 30, 2007
	Hospitality	Retail	Other	Total
Revenues	$41,235	$21,320	$357	$62,912
Amortization of intangible assets	456	571	5	1,032
Product development	3,631	1,023	—	4,654
Net income before allocation of central costs	8,590	4,814	219	13,623
Goodwill	37,751	24,499	—	62,250
Other identifiable assets	46,052	29,627	2,897	78,576

	For the six months ended June 30, 2008
	Hospitality	Retail	Other	Total
Revenues	$106,095	$36,386	$1,450	$143,931
Amortization of intangible assets	1,953	1,142	10	3,105
Product development	7,882	2,297	—	10,179
Net income before allocation of central costs	21,169	4,495	—	25,664

	For the six months ended June 30, 2007
	Hospitality	Retail	Other	Total
Revenues	$80,383	$39,106	$862	$120,351
Amortization of intangible assets	1,093	1,142	7	2,242
Product development	7,052	2,040	—	9,092
Net income before allocation of central costs	15,806	8,276	491	24,573

The reconciliation of product development expense from reportable segments to total product development expense for the three and six-month periods ended June 30, 2008 and 2007 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Product development expense for reportable segments	$5,356	$4,654	$10,179	$9,092
Indirect product development expense unallocated	777	1,245	1,569	2,385

Product development expense	$6,133	$5,899	$11,748	$11,477

The reconciliation of net income from reportable segments to total net income for the three and six-month periods ended June 30, 2008 and 2007 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Net income before allocation of central costs	$12,930	$13,623	$25,664	$24,573
Central corporate expenses unallocated	(8,884)	(11,339)	(18,198)	(20,252)

Net income	$4,046	$2,284	$7,466	$4,321

The reconciliation of other identifiable assets to total assets as of June 30, 2008 and December 31, 2007 is as follows (in thousands):

	Balance at
	June 30, 2008	December 31, 2007
Other identifiable assets for reportable segments	$122,951	$96,176
Goodwill for reportable segments	120,009	62,386
Central corporate assets unallocated	58,944	63,397

Total assets	$301,904	$221,959

Revenues not associated with the Company’s Hospitality and Retail segments are comprised of revenues from hardware sales outside the Company’s segments.

The Company distributes its technology both within the United States of America and internationally. Revenues derived from within the United States of America were approximately $65.0 million and $55.0 million for the three-month periods ended June 30, 2008 and 2007, respectively, and approximately $126.1 million and $105.8 million for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the Company has international offices in Australia, the Czech Republic, the United Kingdom and Singapore. Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Revenues derived from international sources were approximately $8.8 million and $7.9 million for the three-month periods ended June 30, 2008 and 2007, respectively, and approximately $17.9 million and $14.6 million for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008 and December 31, 2007, the Company had international identifiable assets, including goodwill, of approximately $79.7 million and $23.7 million, respectively, of which approximately $56.5 million and $4.6 million, respectively, are long-lived assets.

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

10. INCOME TAX

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. As a result of this implementation, the Company recognized a $0.9 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Company’s consolidated balance sheet as of December 31, 2007. During the first half of 2008, this reserve was increased by approximately $0.3 million, which resulted in an increase to goodwill.

Consistent with the Company’s continuing practice, interest and/or penalties related to income tax matters are recorded as part of income tax expense. The Company has accrued approximately $0.2 million in interest and penalties associated with uncertain tax positions for the six months ended June 30, 2008.

11. SUBSEQUENT EVENTS

Acquisition of Orderman GmbH

On July 1, 2008, the Company acquired Orderman GmbH (“Orderman”), one of the leading manufacturers of wireless handheld ordering and payment devices for the hospitality industry. Headquartered in Salzburg, Austria, Orderman has provided innovative mobile solutions since 1994. Orderman distributes its solutions through a reseller network of partners that have deployed their handheld devices, predominately in Europe. The acquisition enables Radiant to accelerate the adoption of mobile devices in the global hospitality sector. Total cash consideration of approximately $30.9 million was paid on the date of closing. The Company will report the operations of Orderman under the Hospitality segment beginning in the third quarter of 2008.

Amendment to the JPM Credit Agreement

On July 31, 2008, the Company entered into Amendment No. 2 to the JPM Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent. Pursuant to this amendment, the Company and its lenders modified the accordion feature of the JPM Credit Agreement, which permits the Company, subject to the satisfaction of certain terms and conditions set forth therein, to increase the amount available under the revolving loan credit facility that is provided under the JPM Credit Agreement, subject to a maximum aggregate revolving loan credit availability as set forth therein. This amendment increased the maximum aggregate revolving loan credit availability from $80 million of total revolving credit commitments to $105 million.

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

Acquisition of Orderman GmbH

On July 1, 2008, the Company acquired Orderman GmbH (“Orderman”), one of the leading manufacturers of wireless handheld ordering and payment devices for the hospitality industry. Headquartered in Salzburg, Austria, Orderman has provided innovative mobile solutions since 1994. Orderman distributes its solutions through a reseller network of more than 600 partners that have deployed approximately 50,000 handheld devices, predominately in Europe. The acquisition enables Radiant to accelerate the adoption of mobile devices in the global hospitality sector. Total cash consideration of approximately $30.9 million was paid on the date of closing. The Company expects the acquisition of Orderman to be accretive to 2008 earnings as adjusted to exclude amortization of intangible assets. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired based on their fair values. The valuation to determine the fair value of the net assets acquired has not been completed yet. Accordingly, the Company cannot currently estimate the values that will be assigned to goodwill and other intangible assets. The Company will report the operations of Orderman under the Hospitality segment beginning in the third quarter of 2008.

Acquisition of Jadeon

On May 1, 2008, Radiant acquired Jadeon, Inc. (“Jadeon”), a wholly-owned subsidiary of Innuity, Inc. and one of the Company’s channel partners in California. Headquartered in Irvine, just outside Los Angeles, Jadeon has been delivering and supporting Radiant’s hospitality point-of-sale solutions since 2001. Jadeon offers a full range of technology systems and implementation and support services throughout the West coast and has installed more than 3,000 systems to date. The acquisition enables Radiant to strengthen its service capabilities and relationships with key accounts. Jadeon also serves as a platform for Radiant to strengthen its West coast market presence, specifically in the Los Angeles and San Francisco markets, allowing better penetration in the largest market in North America. Total cash consideration of $7.0 million was paid on the date of closing. The Company expects the acquisition of Jadeon to be accretive to 2008 earnings as adjusted to exclude amortization of intangible assets. The operations of the Jadeon business have been included in our condensed consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

Acquisition of Hospitality EPoS Systems

On April 4, 2008, the Company acquired Hospitality EPoS Systems Ltd. (“Hospitality EPoS”), a leading technology supplier to the U.K. hospitality market for more than 16 years. Headquartered in Kent, England, just outside London, Hospitality EPoS provides substantial capabilities for sales, implementation and support services. For more than eight years, Hospitality EPoS has represented Radiant’s suite of hospitality products including Aloha point-of-sale software, Enterprise.com above-store reporting, gift card and loyalty programs, MenuLink back office and Radiant hardware. Total cash consideration of approximately $6.0 million was paid on the date of closing. The Company expects the acquisition of Hospitality EPoS to be accretive to 2008 earnings as adjusted to exclude amortization of intangible assets. The operations of the Hospitality EPoS business have been included in our condensed consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007 and March 31, 2008, and the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007.

System sales – The Company derives the majority of its revenues from sales and licensing fees for its point-of-sale hardware, software and site management software solutions. System sales during the second quarter of 2008 were approximately $39.3 million. This is an increase of $2.6 million, or 7%, from the same period in 2007, and an increase of $0.2 million, or 1%, from the first quarter of 2008. System sales during the six-month period ended June 30, 2008 were $78.4 million compared to $68.7 million for the same period in 2007, an increase of 14%. These increases are primarily due to the additional revenues resulting from the acquisitions of Quest, Hospitality EPoS and Jadeon, the continued growth and market penetration of the products acquired in acquisitions, the continued expansion of direct sales in the Hospitality segment and the continued success of selling our hardware products into our hospitality markets. The increases from 2007 to 2008 were partially offset by increases in our Retail business segment.

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

Revenues from client support, maintenance and other services during the second quarter of 2008 were approximately $34.4 million. This is an increase of $8.2 million, or 31%, from the same period in 2007, and an increase of $3.4 million, or 11%, from the first quarter of 2008. Service sales during the six-month period ended June 30, 2008 were $65.5 million compared to $51.7 million for the same period in 2007, an increase of 27%. These increases are primarily due to the additional revenues resulting from the acquisitions of Quest, Hospitality EPoS and Jadeon, the additional revenues generated in both software and hardware support and maintenance resulting from increased software and hardware sales in 2007 and the first half of 2008, the increase in revenues generated from the Company’s subscription products due to continued marketing efforts around this product line, and the additional revenues generated through the growth of custom development and consulting projects within both our segments.

System sales gross profit – Cost of system sales consists primarily of hardware and peripherals for site-based systems and amortization of capitalized labor costs for internally developed software. All costs, other than capitalized software development costs, are expensed as products are shipped, while capitalized software development costs are amortized to expense at the greater of straight line over the estimated useful life of the software.

System sales gross profit in the second quarter of 2008 increased by $1.0 million, or 6%, as compared to the same period in 2007, while the gross profit percentage remained constant at 49%. Systems sales gross profit for the second quarter of 2008 increased by approximately $0.1 million, or less than 1%, compared to the first quarter of 2008, while the gross profit percentage remained constant at 49%. For the six-month period ended June 30, 2008 as compared to the same period in 2007, system sales gross profit increased by approximately $5.0 million, or 15%, while the gross profit percentage increased by 1 point to 49%.

Client support, maintenance and other services gross profit – Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations.

The gross profit on service sales increased by approximately $2.6 million, or 25%, in the second quarter of 2008 as compared to the same period in 2007, while the gross profit percentage decreased by 2 points to 38%. The gross profit on service sales increased by approximately $1.4 million, or 13%, in the second quarter of 2008 as compared to the first quarter of 2008, while the gross profit percentage increased by 1 point to 38%. For the six-month period ended June 30, 2008, the gross profit on service sales increased by approximately $4.4 million, or 22%, as compared to the same period in 2007, while the gross profit percentage decreased by 1 point to 38%. The changes in the gross profit percentage on service sales are primarily due to normal fluctuations between product development projects and maintenance projects that occur throughout the year. We have also incurred higher repair and material costs within our hardware maintenance line during the first half of 2008.

Segment revenues – During the second quarter of 2008, total revenues in the Hospitality business segment increased by approximately $13.1 million, or 32%, as compared to the same period in 2007, and increased by $2.6 million, or 5%, as compared to the first quarter of 2008. For the six months ended June 30, 2008, total revenues in the Hospitality business segment increased by approximately $25.7 million, or 32%, as compared to the same period in 2007. These increases are primarily due to the additional revenues resulting from the acquisitions of Quest, Hospitality EPoS, and Jadeon and an increase in sales throughout the Hospitality segment.

During the second quarter of 2008, total revenues in the Retail business segment decreased by approximately $2.6 million, or 12%, as compared to the same period in 2007, and increased by approximately $1.0 million, or 6%, as compared to the first quarter of 2008. For the six months ended June 30, 2008, total revenues in the Retail business segment decreased by approximately $2.7 million, or 7%, as compared to the same period in 2007. The decreases from 2007 are primarily attributable to economic factors that have resulted in a decrease in demand by convenience store operators. The increase over the first quarter of 2008 is primarily due to the cyclical nature of capital expenditures throughout the industry.

Segment net income before allocation of central costs – The Company measures segment profit based on net income before the allocation of certain central costs. During the second quarter of 2008, total net income before allocation of central costs in the Hospitality business segment increased by approximately $1.9 million, or 22%, as compared to the same period in 2007, and was essentially unchanged as compared to the first quarter of 2008. For the six months ended June 30, 2008, total net income before the allocation of central costs in the Hospitality business segment increased by approximately $5.4 million, or 34%, as compared to the same period in 2007. The increases from 2007 are primarily due to the profitability driven by the acquisitions of Quest, Hospitality EPoS and Jadeon, and our ability to better leverage the operating costs of the segment. The increases from our food service operating unit were partially offset by expected decreases in our entertainment operating unit.

During the second quarter of 2008, total net income before allocation of central costs in the Retail business segment decreased by approximately $2.4 million, or 50%, as compared to the same period in 2007, and increased by $0.3 million, or 15%, as compared to the first quarter of 2008. For the six months ended June 30, 2008, total net income before the allocation of central costs in the Retail business segment decreased by approximately $3.8 million, or 46%, as compared to the same period in 2007. The decreases from 2007 are primarily the result of a reduction in revenue from the Retail business segment (specifically our petroleum and convenience store operating unit), a decrease in gross profit due to changes in product mix, and an increase in segment operating expenses. The increase over the first quarter of 2008 is primarily due to the additional revenues resulting from the cyclical nature of capital expenditures throughout the industry.

Total operating expenses – The Company’s total operating expenses increased by approximately $0.6 million, or 2%, during the second quarter of 2008 as compared to the same period in 2007, by approximately $3.9 million, or 9%, for the six months ended June 30, 2008 as compared to the same period in 2007, and by approximately $0.4 million, or 2%, from the first quarter of 2008 due to the following:

•

Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues, which are included in costs of client support, maintenance and other services. Product development expenses increased during the second quarter of 2008 by approximately $0.2 million, or 4%, as compared to the same period in 2007, by $0.3 million, or 2%, during the six months ended June 30, 2008 as compared to the same period in 2007, and by $0.5 million, or 9%, from the first quarter of 2008. The increases are primarily the result of an increase in the level of investments in our future products. Product development expenses as a percentage of revenues were 8% for the second quarter of 2008 compared to 9% for the same period in 2007, 8% for the six months ended June 30, 2008 compared to 10% for the same period in 2007, and 8% for the first quarter of 2008.

•

Sales and marketing expenses – Sales and marketing expenses increased during the second quarter of 2008 by approximately $1.2 million, or 16%, as compared to the same period in 2007, by $2.6 million, or 18%, during the six months ended June 30, 2008 as compared to the same period in 2007, and by $0.5 million, or 6%, from the first quarter of 2008. These increases are primarily related to the hiring of additional personnel to manage and support our continued sales growth, and incremental sales and marketing expenses resulting from the acquisitions of Quest, Hospitality EPoS and Jadeon. Sales and marketing expenses as a percentage of revenues were consistent at 12% for the three and six-month periods ended June 30, 2008 and 2007, and for the first quarter of 2008.

•

Depreciation and amortization expenses – Depreciation and amortization expenses increased during the second quarter of 2008 by approximately $0.6 million, or 29%, as compared to the same period of 2007, by approximately $1.0 million, or 23%, for the six month period ended June 30, 2008 as compared to the same period in 2007, and remained constant as compared to the first quarter of 2008. The increases from 2007 are directly related to the amortization of certain intangible assets related to the acquisitions of Quest, Hospitality EPoS and Jadeon, as well as additional depreciation expense resulting from the growth in our fixed assets. Depreciation and amortization expenses as a percentage of revenues were 4% for the second quarter of 2008 compared to 3% for the same period in 2007, 4% for the six-month periods ended June 30, 2008 and 2007, and 4% for the first quarter of 2008.

•

General and administrative expenses – General and administrative expenses increased during the second quarter of 2008 by approximately $0.3 million, or 4%, as compared to the same period in 2007, by $1.4 million, or 11%, during the six months ended June 30, 2008 as compared to the same period in 2007, and remained constant as compared to the first quarter in 2008. The increases from 2007 are primarily due to additional investments in general and administrative areas to accommodate the growth of our business, in addition to the incremental increases that resulted from the acquisitions of Quest, Hospitality EPoS, and Jadeon. General and administrative expenses as a percentage of revenues were 10% for the second quarter of 2008 compared to 12% for the same period in 2007, 11% for the six months ended June 30, 2008 compared to 12% for the same period in 2007, and 11% for the first quarter of 2008.

•

Other income and charges – The amounts contained under this heading are non-recurring in nature and, as such, it is not practical to compare amounts between the current period and previous periods. However, a description of the items which comprise these amounts follows.

During the second quarter of 2008, the Company recorded a gain of approximately $0.5 million as a result of entering into a forward exchange contract in preparation for the acquisition of Orderman, as discussed in Note 11 to the condensed consolidated financial statements.

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

During the second quarter of 2007, the Company recorded a one-time expense of $1.2 million to write off accumulated transaction costs for multiple corporate development activities that we elected not to pursue.

In 2006, Radiant relocated its offices in Bedford, Texas to a facility in Fort Worth, Texas. The Company was contractually liable for the lease payments on the abandoned Bedford facility through September 2007 (lease expiration). In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments and estimated maintenance costs at the abandonment date. The restructuring charges were attributable to the Company’s Hospitality business segment. The abandonment of the Bedford facility resulted in a restructuring charge of approximately $1.4 million in the second quarter of 2006, which consisted of the fair value of the remaining lease liability and ongoing maintenance costs. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.1 million, as the initial assumption regarding ongoing maintenance costs changed. During the third quarter of 2005, Radiant decided to consolidate certain facilities located in Alpharetta, Georgia, in order to reduce future operating costs. This resulted in the abandonment of one facility, which formerly housed the Company’s customer support call center. The restructuring charges were not attributable to any of the Company’s reportable segments. In accordance with SFAS 146, the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments at the abandonment date less the estimated sublease rentals that could reasonably be obtained from the property. This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.2 million as the initial assumption regarding the ability to sublease the facility changed.

Interest expense, net – The Company’s interest expense includes interest expense incurred on its long-term debt, revolving line of credit and capital lease obligations. Interest expense increased by approximately $0.5 million, or 77%, in the second quarter of 2008 as compared to the same period in 2007, by $1.1 million, or 80% during the six months ended June 30, 2008 as compared to the same period in 2007, and decreased by $0.2 million, or 19%, as compared to the first quarter of 2008. These increases are directly attributable to the debt assumed when the Company entered into the JPM Credit Agreement and additional borrowings obtained on its revolving loan during the first half of 2008 to finance the acquisitions of Quest, Hospitality EPoS, and Jadeon, as further described in Notes 3 and 6 to the condensed consolidated financial statements. The decrease from the first quarter is attributable to a reduction in the Company’s interest rates under the JPM Credit Agreement during the three-month period ended June 30, 2008.

Income tax provision – The Company’s effective tax rates for the quarters ended June 30, 2008 and 2007 were equal to 35.9% and 42.1%, respectively, inclusive of discrete events. For the six-month period ended June 30, 2008 as compared to the same period in 2007, the Company’s effective tax rates were 34.2% and 41.3%, respectively, inclusive of discrete events. This decrease was due to the relative mix of earnings expected throughout 2008, mainly attributable to a larger portion of earnings generated outside the United States of America in lower tax jurisdictions.

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

The WFF Credit Agreement was scheduled to expire on March 31, 2010; however, it was refinanced on January 2, 2008 upon the execution of the credit agreement with JPMorgan Chase Bank, N.A., as arranger, and JPMorgan Chase Bank, N.A, SunTrust Bank, Bank of America and Guaranty Bank, as initial lenders (the “JPM Credit Agreement”). The JPM Credit Agreement provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. An amendment to the JPM Credit Agreement was signed on July 31, 2008 that gives the Company the right to increase its revolving credit commitment by up to $25 million, as discussed in Note 11 to the condensed consolidated financial statements. As of June 30, 2008, aggregate borrowings under this facility totaled $69.5 million, composed of $41.5 million in revolving loans and $28.0 million in term loan facility borrowings. As of June 30, 2008, revolving loan borrowings available to the Company were equal to $38.5 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option, at either (1) London Interbank Offered Rate (LIBOR) plus a margin ranging between 1.25% and 2.00% based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00% based on the Company’s consolidated leverage ratio, as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. In addition, the JPM Credit Agreement contains certain financial and non-financial covenants, with which the Company was in compliance as of June 30, 2008. Further explanation of this agreement is presented in Note 6 to the condensed consolidated financial statements.

The Company’s working capital decreased by approximately $7.8 million, or 15%, to $44.0 million at June 30, 2008 as compared to $51.7 million at December 31, 2007. This decrease was attributable to the fact that working capital was utilized to finance the acquisitions of Quest, Hospitality EPoS, and Jadeon, which all closed during the first half of 2008. In addition, the Company’s unearned revenue balances increased by approximately $9.5 million compared to December 31, 2007 as a result of the acquisitions of Quest, Hospitality EPoS, and Jadeon during the first half of 2008 as well as normal quarterly fluctuations, which also contributed to the decrease in working capital. The Company has historically funded its business through cash generated by operations.

Cash provided by operating activities during the six months ended June 30, 2008 was approximately $9.4 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges including depreciation, amortization, stock-based compensation and other income and charges. In addition, the Company received significant amounts of cash for calendar year support and maintenance, which has been deferred and will be recognized as revenue over the course of 2008. The cash received from support and maintenance was offset by the fact that the Company did not purchase the related receivables of Quest in conjunction with the acquisition completed during the first quarter of 2008 (see Note 3 to the condensed consolidated financial statements). The increase in the Company’s accounts receivable and inventory balances during the first half of 2008 is due to normal quarterly fluctuations and the growth of the business as reflected in the year over year revenue increase. The decrease in accounts payable and accrued expenses is due to normal quarterly fluctuations and year-end bonuses and commissions being paid during the first half of 2008. If near-term demand for the Company’s products weakens, or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

Cash provided by operating activities during the six months ended June 30, 2007 was approximately $9.9 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges including depreciation, amortization, lease restructuring, and stock-based compensation. These increases in cash were offset by an increase in the Company’s accounts receivable. The increase in receivables was due to normal quarterly fluctuations and the growth of the business as reflected in the year over year revenue increase.

Cash used in investing activities during the six months ended June 30, 2008 was approximately $71.2 million. Approximately $65.5 million was used in the acquisition of Quest, Hospitality EPoS and Jadeon, net of cash acquired (see Note 3 to the condensed consolidated financial statements). In addition, the Company recognized cash proceeds of approximately $1.1 million during the six months ended June 30, 2008 as a result of the execution of a forward contract in conjunction with the Quest acquisition. Approximately $5.2 million was used to invest in property and equipment, including $3.2 million which has been utilized to improve our infrastructure through the implementation of an upgraded ERP system that is expected to be placed in service during 2009. Lastly, the Company continued to increase its investment in future products by investing $1.7 million in internally developed capitalizable software during the first half of 2008.

Cash used in investing activities during the six months ended June 30, 2007 was approximately $2.9 million. Approximately $1.4 million of the cash was invested in property and equipment. The Company continued to increase its investment in future products by investing $1.5 million in internally developed capitalizable software during the first half of 2007.

Cash provided by financing activities during the six months ended June 30, 2008 was approximately $50.0 million. Financing activities in the first half of 2008 included cash received from borrowings under the JPM Credit Agreement equal to $83.8 million, net of financing costs. These borrowings were used to fund the acquisitions of Quest, Hospitality EPoS and Jadeon (see Note 3 to the condensed consolidated financial statements), repay the outstanding balance of the term loan under the WFF Credit Agreement, and to pay various fees associated with the termination of the WFF Credit Agreement. In addition, the Company received cash proceeds from employees for the exercise of stock options, made scheduled payments under the promissory notes related to the MenuLink acquisition, and repaid the entire balance of the promissory note with the previous shareholders of Aloha Technologies, Inc.

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

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2016. Additionally, the Company leases computer equipment under capital lease agreements which expire on various dates through June 2012. Contractual obligations as of June 30, 2008 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital leases	$2,180	$791	$1,273	$116	$—
Operating leases (1)	23,589	5,168	8,863	5,976	3,582
Other obligations:
Revolving credit facility (JPM Credit Agreement)	41,500	—	—	41,500	—
Term loan facility (JPM Credit Agreement)	28,000	5,000	12,000	11,000	—
Notes payable – acquisition of MenuLink Computer Solutions	611	611	—	—	—
Notes payable with a bank assumed in conjunction with acquisition of Hospitality EPoS	249	97	135	17	—
Estimated interest payments on notes payable and term notes (2)	8,228	2,700	3,907	1,621	—
Purchase commitments (3)	1,520	1,520	—	—	—

Total contractual obligations	$105,877	$15,887	$26,178	$60,230	$3,582

(1)	This schedule includes the future minimum lease payments related to facilities that are being subleased. The total minimum rentals to be received in the future under noncancellable subleases as of June 30, 2008 are approximately $1.8 million in less than one year, $3.5 million in one to three years, and $2.4 million in four to five years.
(2)	For purposes of this disclosure, we used the interest rates in effect as of June 30, 2008 to estimate future interest expense. See Note 6 to the consolidated financial statements for further discussion of our debt components and their interest rate terms.
(3)	The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The related supplies are to be delivered at various dates through December 2008.

At June 30, 2008, the Company had a $2.4 million reserve for unrecognized tax benefits which is not reflected in the table above. Substantially all of this tax reserve is classified in other long-term liabilities and deferred income taxes on the accompanying consolidated balance sheet.

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

The Company’s financial instruments that are subject to market risks are its long-term debt instruments. During the second quarter of 2008, the weighted average interest rate on its long-term debt was approximately 6.2%. A 10.0% increase in this rate would have impacted interest expense by approximately $108,000 for the three-month period ended June 30, 2008.

As more fully explained in Note 8 to the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $8.8 million and $7.9 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $17.9 million and $14.6 million during the six months ended June 30, 2008 and 2007, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The effects of foreign exchange rate fluctuations on the Company’s results of operations and financial position during the three and six-month periods ended June 30, 2008 and 2007 were not material.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of June 30, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 4, 2008. We solicited proxies for the meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Management’s nominees for election to our Board of Directors as listed in our proxy statement were elected for three-year terms, with the results of the voting as follows (there were no broker non-votes on this matter):

Nominee	Votes For	Votes Withheld
J. Alexander Douglas, Jr.	28,677,179	2,173,750
Michael Z. Kay	18,365,376	12,485,553

As indicated in the above table, J. Alexander Douglas, Jr. and Michael Z. Kay were elected as Class III Directors for terms expiring at the Company’s 2011 annual meeting of stockholders. The terms of the following Class I Directors will continue until the annual meeting in 2009: William A. Clement, Jr. and Alon Goren. The terms of the following Class II Directors will continue until the annual meeting in 2010: James S. Balloun, John H. Heyman and Donna A. Lee.

Management also proposed an amendment to the Company’s Amended and Restated 2005 Long-Term Incentive Plan (“2005 LTI Plan”) to increase the number of shares of common stock that may be issued under such plan from 2,500,000 to 6,000,000. The table below summarizes the results of the voting on this amendment by the Company’s stockholders:

Description	Votes For	Votes Against	Votes Withheld	Broker Non-Votes
Approve Amendment to 2005 LTI Plan	11,883,802	15,199,046	41,303	3,726,778

A new proposed amendment will be submitted for shareholder approval to increase the number of shares of common stock that may be issued under the Company’s 2005 LTI Plan from 2,500,000 to 4,500,000. A special meeting of the Company’s stockholders is scheduled for October 1, 2008 to consider this proposed amendment.

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (“2/97 S-1”), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (“6/97 S-1”), (iii) the Registrant’s Form 8-K filed December 17, 2007 (the “December 17, 2007 8-K”), (iv) the Registrant’s Form 8-K filed January 8, 2008 (the “January 8, 2008 8-K”), (v) the Registrant’s Form 8-K filed June 4, 2008 (“June 4, 2008 8-K”) and (vi) the Registrant’s Form 8-K filed August 5, 2008 (“August 5, 2008 8-K”).

Exhibit No.	Description
*2.1	Share Purchase Agreement, dated December 11, 2007, by and among Radiant Systems, Inc., Quest Retail Technology Pty Ltd, and David Brown (December 17, 2007 8-K)

*2.1.1	First Amendments to Share Purchase Agreement, dated as of January 4, 2008, by and among Radiant Systems, Inc., RADS Australia Holdings Pty Ltd, Quest Retail Technology Pty Ltd, and David Brown (January 8, 2008 8-K)

*3.1	Amended and Restated Articles of Incorporation (2/97 S-1)

*3.2	Amended and Restated Bylaws (6/97 S-1)

*4.1	Credit Agreement dated as of January 2, 2008, by and among Radiant Systems, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (January 8, 2008 8-K)

4.2	Amendment No. 1 dated as of June 30, 2008 to the Credit Agreement dated as of January 2, 2008, by and among Radiant Systems, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent

*4.3	Amendment No. 2 dated as of July 31, 2008 to the Credit Agreement dated as of January 2, 2008, by and among Radiant Systems, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (August 5, 2008 8-K)

*10.1	Senior Executive Change in Control Severance Plan (June 4, 2008 8-K)

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

.	RADIANT SYSTEMS, INC

Dated: August 7, 2008	By:	/s/ Mark E. Haidet
Mark E. Haidet, Chief Financial Officer (Duly authorized officer and principal financial officer)