Form 10-Q
period 2008-09-30
RADIANT SYSTEMS INC
filed 2008-11-07
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 4, 2008, there were 32,437,669 shares of the registrant’s no par value common stock outstanding.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$14,407	$29,940
Accounts receivable, net of allowance for doubtful accounts of $4,970 and $3,447, respectively	49,736	43,057
Inventories, net	34,944	30,494
Deferred tax assets	8,048	7,730
Other current assets	3,452	2,408

Total current assets	110,587	113,629
Property and equipment, net	24,000	14,184
Software development costs, net	9,599	7,231
Deferred tax assets, non-current	—	2,905
Goodwill	125,448	62,386
Intangible assets, net	57,305	20,650
Other long-term assets	1,278	974

Total assets	$328,217	$221,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,027	$21,317
Accrued liabilities	21,020	18,427
Client deposits and unearned revenues	22,953	13,745
Current portion of long-term debt	5,844	7,983
Current portion of capital lease payments	789	437

Total current liabilities	69,633	61,909
Capital lease payments, net of current portion	1,467	1,034
Long-term debt, net of current portion	95,516	12,484
Deferred tax liabilities, non-current	8,432	—
Other long-term liabilities	5,131	4,576

Total liabilities	180,179	80,003

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 32,430,733 and 31,935,105 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	156,348	150,924
Accumulated deficit	(1,601)	(10,711)
Accumulated other comprehensive (loss) income	(6,709)	1,743

Total shareholders’ equity	148,038	141,956

Total liabilities and shareholders’ equity	$328,217	$221,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Revenues:
System sales	$43,067	$35,325	$121,480	$104,018
Client support, maintenance and other services	39,287	27,218	104,805	78,876

Total revenues	82,354	62,543	226,285	182,894
Cost of revenues:
System sales	22,837	19,023	63,168	54,498
Client support, maintenance and other services	24,580	15,956	65,441	47,356

Total cost of revenues	47,417	34,979	128,609	101,854

Gross profit	34,937	27,564	97,676	81,040

Operating expenses:
Product development	6,482	5,687	18,231	17,164
Sales and marketing	10,322	7,337	27,102	21,567
Depreciation of fixed assets	1,245	1,071	3,414	3,104
Amortization of intangible assets	2,377	1,029	5,481	3,271
General and administrative	8,916	6,337	24,142	20,121
Other charges, net	2,075	—	1,619	907

Total operating expenses	31,417	21,461	79,989	66,134

Income from operations	3,520	6,103	17,687	14,906
Interest expense	(1,287)	(577)	(3,690)	(1,911)
Other income (expense), net	36	(134)	(390)	(246)

Income from operations before income tax provision	2,269	5,392	13,607	12,749
Income tax provision	(624)	(2,446)	(4,497)	(5,482)

Net income	$1,645	$2,946	$9,110	$7,267

Net income per share:
Basic income per share	$0.05	$0.09	$0.28	$0.23

Diluted income per share	$0.05	$0.09	$0.27	$0.22

Weighted average shares outstanding:
Basic	32,148	31,494	32,084	31,205

Diluted	33,391	33,331	33,576	32,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
BALANCE, December 31, 2007	31,935	$—	$150,924	$(10,711)	$1,743	$141,956

Components of comprehensive income:
Net income	—	—	—	9,110	—	9,110
Foreign currency translation adjustment	—	—	—	—	(8,452)	(8,452)

Total comprehensive income	—	—	—	9,110	(8,452)	658
Exercise of employee stock options	225	—	1,617	—	—	1,617
Stock issued under employee stock purchase plan	11	—	119	—	—	119
Restricted stock awards	260	—	695	—	—	695
Tax benefits related to stock options	—	—	269	—	—	269
Stock-based compensation	—	—	2,724	—	—	2,724

BALANCE, September 30, 2008	32,431	$—	$156,348	$(1,601)	$(6,709)	$148,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,110	$7,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,753	6,858
Stock-based compensation expense (see Note 2)	3,442	2,738
Other charges, net (see Note 7)	1,619	(300)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(1,277)	(4,285)
Inventories	(231)	(359)
Other assets	3,010	102
Accounts payable	(9,319)	(2,302)
Accrued liabilities	(7,126)	(1,766)
Client deposits and deferred revenue	4,390	4,149
Other liabilities	(2,637)	1,161

Net cash provided by operating activities	10,734	13,263
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,169)	(1,768)
Capitalized software development costs	(3,025)	(2,113)
Acquisition of Quest Retail Technology, net of cash acquired (see Note 3)	(52,497)	—
Acquisition of Hospitality EPoS Systems Ltd., net of cash acquired (see Note 3)	(5,953)	—
Acquisition of Jadeon, Inc., net of cash acquired (see Note 3)	(6,990)	—
Acquisition of Orderman GmbH, net of cash acquired (see Note 3)	(30,000)	—
Purchase of customer list	(2,000)	—
Note receivable	(250)	—
Execution of forward contracts	1,664	—

Net cash used in investing activities	(107,220)	(3,881)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	1,616	5,495
Proceeds from shares issued under employee stock purchase plan	119	85
Tax benefits from stock options	205	1,019
Principal payments on capital lease obligations	(604)	(250)
Net payments under short-term debt facility	—	(6,489)
Proceeds from borrowings under the JPM Credit Agreement (see Note 6)	116,900	—
Payment of financing costs related to the JPM Credit Agreement	(664)	—
Principal payments on notes payable and credit agreements	(36,278)	(5,420)
Payment of fees to terminate WFF Credit Agreement	(341)	—

Net cash provided by (used in) financing activities	80,953	(5,560)

(Decrease) increase in cash and cash equivalents	(15,533)	3,822
Cash and cash equivalents at beginning of period	29,940	15,720

Cash and cash equivalents at end of period	$14,407	$19,542

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,826	$2,025
Cash paid for income taxes	$4,480	$305

SCHEDULE OF NON-CASH TRANSACTIONS:
Assets acquired under capital leases	$1,230	$940
Purchases of property and equipment	$121	$32
Purchase of customer list, final payment due Q1 2009	$2,000	$—

Non-cash transactions related to acquisitions (see Note 3):
Adjustment related to change in contingent liabilities of Hospitality EPoS Systems, Ltd.	$172	$—
Adjustment related to change in contingent liabilities of Jadeon, Inc.	$860	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Radiant Systems, Inc. (“Radiant” or the “Company”), included herein, have been prepared on a basis consistent with the December 31, 2007 audited consolidated financial statements, and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Radiant’s Form 10-K for the year ended December 31, 2007. Radiant’s results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of future operating results.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average common shares outstanding	32,148	31,494	32,084	31,205
Dilutive effect of outstanding stock options and restricted stock awards	1,243	1,837	1,492	1,752

Weighted average common shares outstanding assuming dilution	33,391	33,331	33,576	32,957

For the three months ended September 30, 2008 and 2007, options to purchase approximately 3.4 million and 1.6 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were anti-dilutive for the periods then ended. For the nine months ended September 30, 2008 and 2007, options to purchase approximately 2.7 million and 2.2 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were anti-dilutive for the periods then ended.

Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement establishes the rules for the reporting of comprehensive income and its components. The Company’s comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive (loss) income for the three months ended September 30, 2008 and 2007 was approximately ($12.6) million and $3.6 million, respectively. Total comprehensive income for the nine months ended September 30, 2008 and 2007 was approximately $0.7 million and $8.5 million, respectively.

Financing Costs Related to Long-Term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt. The Company incurred financing costs during the first nine months of 2008 equal to $1.2 million related to the JPM Credit Agreement. The costs were deferred and are being amortized over the life of the loan, which is five years. Amortization of these financing costs totaled approximately $0.3 million during the nine months ended September 30, 2008.

Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.

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

2. STOCK-BASED COMPENSATION

Radiant has adopted stock plans that provide for the grant of incentive and non-qualified stock options and restricted stock awards to directors, officers, and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. In addition, Radiant provides employees stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). The ESPP permits employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. Based on these terms, the ESPP will not result in any future stock compensation expense. The Company has authorized approximately 16.2 million shares for awards of stock options and restricted stock, of which approximately 0.1 million shares are available for future grants as of September 30, 2008.

The Company accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options and restricted stock awards, based on the fair market value of the award as of the grant date. Equity-based compensation expense recognized under SFAS 123(R) in the condensed consolidated statements of operations for the three months ended September 30, 2008 and 2007 was approximately $1.2 million and $1.0 million, respectively, and was $3.4 million and $2.7 million for the nine months ended September 30, 2008 and 2007, respectively. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Equity-based compensation expense reduced basic earnings per share by $0.04 and $0.03 for the three-month periods ended September 30, 2008 and 2007, respectively, and reduced diluted earnings per share by $0.04 and $0.03 for the three–month periods ended September 30, 2008 and 2007, respectively. Equity-based compensation expense reduced basic earnings per share by $0.11 and $0.09 for the nine-month periods ended September 30, 2008 and 2007, respectively, and reduced diluted earnings per share by $0.10 and $0.08 for the nine-month periods ended September 30, 2008 and 2007, respectively. The non-cash stock-based compensation expense from stock options and restricted stock awards was included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenues – systems	$20	$39	$65	$121
Cost of revenues – client support, maintenance and other services	90	70	235	209
Product development	94	140	270	399
Sales and marketing	186	259	536	728
General and administrative	833	444	2,337	1,281

Non-cash stock-based compensation expense	$1,223	$952	$3,443	$2,738

For the three-month periods ended September 30, 2008 and 2007, the total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation, recorded in accordance with SFAS No. 123(R), was approximately $1.0 million and $0.9 million, respectively. For the nine-month periods ended September 30, 2008 and 2007, the total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation, recorded in accordance with SFAS No. 123(R), was approximately $2.0 million and $1.5 million, respectively.

Stock Options

The exercise price of each stock option equals the market price of Radiant’s common stock on the date of grant. Most options are scheduled to vest equally over a three or four-year period or when certain stock performance requirements are met. These stock performance requirements include a provision that allows for early vesting if certain stock price targets are met. The Company recognizes stock-based compensation expense using the graded vesting attribution method. Outstanding options expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions used in the model for the three and nine-month periods ended September 30, 2008 and 2007 are outlined in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected volatility	52%	47%	50%-52%	47-49%
Expected life (in years)	3-4	3-4	3-4	3-4
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.6%	4.1%	2.1%-3.3%	4.1%-5.0%

The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods. The risk free interest rate is based on the U.S. Treasury yield curve at the grant date, using a remaining term equal to the expected life of the option. The total expenses to be recorded in future periods will depend on several variables, including the number of share-based awards that vest, pre-vesting cancellations and the fair value of those vested awards.

A summary of the changes in stock options outstanding under our equity-based compensation plans during the nine months ended September 30, 2008 is presented below:

(in thousands, except per share data)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,798	$10.34	4.01	$42,886
Granted	727	$14.22
Exercised	(224)	$7.21
Forfeited or cancelled	(93)	$12.33

Outstanding at September 30, 2008	6,208	$10.88	3.43	$7,290

Vested or expected to vest at September 30, 2008	6,121	$10.86	3.42	$7,236
Exercisable at September 30, 2008	4,383	$10.58	3.33	$5,963

The weighted average grant-date fair value of options granted during the three-month periods ended September 30, 2008 and 2007 were $3.87 and $5.35, respectively. The weighted average grant-date fair value of options granted during the nine-month periods ended September 30, 2008 and 2007 were $5.41 and $4.61, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the three-month periods ended September 30, 2008 and 2007, was approximately $0.1 million and $4.1 million, respectively, and $1.5 million and $6.1 million for the nine-month periods ended September 30, 2008, and 2007, respectively. The total fair value of options that vested during each of the three-month periods ended September 30, 2008 and 2007 was approximately $0.1 million. The total fair value of options that vested during the nine-month periods ended September 30, 2008 and 2007 was approximately $0.1 million and $0.9 million, respectively. Radiant had approximately 1.8 million unvested options outstanding at both September 30, 2008 and 2007, with a weighted-average grant-date fair value of $0.58 and $3.03, respectively. Of the 1.8 million options that were unvested at September 30, 2008 and 2007, there were 0.1 million and 0.4 million options, respectively, that had a vesting period based on stock performance requirements. At September 30, 2008 and 2007, the Company recognized equity-based compensation expense equal to approximately $0.9 million related to employee and director stock options. The unvested options had a total unrecognized compensation expense as of September 30, 2008 and 2007 equal to approximately $4.0 million and $5.0 million, respectively, net of estimated forfeitures, which will be recognized over the weighted average period of 1.22 years and 1.50 years, respectively. Cash received from stock option exercises was approximately $0.1 million and $3.4 million during the three-month periods ending September 30, 2008 and 2007, respectively, and $1.6 million and $5.5 million for the nine-month periods ended September 30, 2008 and 2007, respectively.

Restricted Stock Awards

During the first three quarters of 2008, the Company awarded approximately 0.3 million shares of restricted stock to employees under the Amended and Restated 2005 Long-Term Incentive Plan. These restricted stock awards vest at various terms over a three-year period from the date of grant. The weighted average fair value of restricted stock awards during 2008 was $13.79 per share. The Company recognized equity-based compensation expense related to restricted stock awards equal to approximately $0.3 million and $0.7 million for the three and nine months ended September 30, 2008, respectively. The unvested restricted stock awards had a total unrecognized compensation expense of approximately $3.0 million, which will be recognized over 2.33 years.

3. ACQUISITIONS AND DIVESTITURES

The acquisitions discussed below were accounted for using the purchase method of accounting as prescribed by Statement of Financial Accounting Standards No. 141, Business Combinations.

Acquisition of Orderman GmbH

On July 1, 2008, the Company acquired Orderman GmbH (“Orderman”), one of the leading manufacturers of wireless handheld ordering and payment devices for the hospitality industry. Headquartered in Salzburg, Austria, Orderman has provided innovative mobile solutions since 1994. Orderman distributes its solutions through a reseller network of partners that have deployed their handheld devices, predominately in Europe. The acquisition enables Radiant to accelerate the adoption of mobile devices in the global hospitality sector. The total purchase price was approximately $30.9 million. The operations of the Orderman business have been included in the Company’s condensed consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

The intangible assets acquired are being valued by the Company with the assistance of independent appraisers utilizing customary valuation procedures and techniques. Upon completion of this valuation, the amounts ascribed to goodwill and intangible assets may change along with the estimated useful life of the intangible asset acquired. Any such revision could have a significant impact on depreciation, amortization and income taxes. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the Orderman acquisition:

(Dollars in Thousands)
Current assets	$7,573
Property, plant and equipment	1,750
Identifiable intangible assets	19,212
Goodwill	13,051
Other Assets	95

Total assets acquired	41,681
Current liabilities	5,810
Long-term liabilities	4,928

Total liabilities assumed	10,738

Purchase price	$30,943

As a result of the Orderman acquisition, goodwill of approximately $13.0 million was recorded and assigned to the Hospitality segment. The following is a summary of the intangible assets acquired and the weighted-average useful life over which they will be amortized:

(Dollars in Thousands)	Purchased Asset	Weighted-Average Useful Life
Core and developed technology	$10,236	4 years
Reseller network	7,086	7 years
Trademark	1,890	Indefinite

Total intangible assets acquired	$19,212

Acquisition of Jadeon

On May 1, 2008, Radiant acquired Jadeon, Inc. (“Jadeon”), a wholly-owned subsidiary of Innuity, Inc. and one of the Company’s channel partners in California. Headquartered in Irvine, just outside Los Angeles, Jadeon has been delivering and supporting Radiant’s hospitality point-of-sale solutions since 2001. Jadeon offers a full range of technology systems and implementation and support services throughout the West coast. The total purchase price was approximately $7.0 million. The operations of the Jadeon business have been included in the Company’s condensed consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

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

(Dollars in Thousands)
Current assets	$2,018
Property, plant and equipment	117
Identifiable intangible assets	1,795
Goodwill	7,874
Other assets	185

Total assets acquired	11,989
Total liabilities assumed (all of which were considered current)	4,989

Purchase price	$7,000

As a result of the Jadeon acquisition, goodwill of approximately $7.9 million was recorded and assigned to the Hospitality segment. The following is a summary of the intangible asset acquired and the weighted-average useful life over which it will be amortized:

(Dollars in Thousands)	Purchased Asset	Weighted-Average Useful Life
Customer relationships	$1,795	10 years

Total intangible asset acquired	$1,795

Acquisition of Hospitality EPoS Systems

On April 4, 2008, the Company acquired Hospitality EPoS Systems Ltd. (“Hospitality EPoS”), a leading technology supplier to the U.K. hospitality market for more than sixteen years. Headquartered in Kent, England, just outside London, Hospitality EPoS provides substantial capabilities for sales, implementation and support services. For more than eight years, Hospitality EPoS has represented Radiant’s suite of hospitality products including Aloha point-of-sale software, Enterprise.com above-store reporting, gift card and loyalty programs, MenuLink back office and Radiant hardware. The total purchase price was approximately $6.0 million. The operations of the Hospitality EPoS business have been included in the Company’s condensed consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

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

(Dollars in Thousands)
Current assets	$1,532
Property, plant and equipment	1,672
Identifiable intangible assets	2,250
Goodwill	3,314

Total assets acquired	8,768
Current liabilities	2,605
Long-term liabilities	178

Total liabilities assumed	2,783

Purchase price	$5,985

As a result of the Hospitality EPoS acquisition, goodwill of approximately $3.3 million was recorded and assigned to the Hospitality segment. The following is a summary of the intangible asset acquired and the weighted-average useful life over which it will be amortized:

(Dollars in Thousands)	Purchased Asset	Weighted-Average Useful Life
Direct customers	$2,250	10 years

Total intangible asset acquired	$2,250

Acquisition of Quest Retail Technology

On January 1, 2008, the Company acquired substantially all of the assets of Quest Retail Technology Pty Ltd (“Quest”), a privately held company based in Adelaide, Australia. Quest is a global provider of point of sale and back office solutions to stadiums, arenas, convention centers, race courses, theme parks and various other industries. The total purchase price was approximately $53.4 million. The operations of the Quest business have been included in the Company’s condensed consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

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

(Dollars in Thousands)
Current assets	$2,959
Property, plant and equipment	448
Identifiable intangible assets	18,496
Goodwill	43,091
Other assets	285

Total assets acquired	65,279
Current liabilities	5,679
Long-term liabilities	6,209

Total liabilities assumed	11,888

Purchase price	$53,391

As a result of the Quest acquisition, goodwill of approximately $43.1 million was recorded and assigned to the Hospitality segment. The following is a summary of the intangible assets acquired and the weighted-average useful lives over which they will be amortized:

(Dollars in Thousands)	Purchased Assets	Weighted-Average Useful Lives
Core and developed technology	$4,183	5 years
Reseller network	4,379	15 years
Trademarks and tradenames	5,201	Indefinite
Customer list	4,641	10 years
Backlog	92	2 months

Total intangible assets acquired	$18,496

4. GOODWILL AND INTANGIBLE ASSETS, NET

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

The Company’s annual evaluations of the carrying value of goodwill, completed on January 1, 2008 and 2007 in accordance with SFAS 142, resulted in no impairment losses. Changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows (in thousands):

	Hospitality	Retail	Total
BALANCE, December 31, 2007	$37,751	$24,635	$62,386

Goodwill resulting from acquisitions (see Note 3)	62,993	—	62,993
Adjustment related to revaluation of intangible assets (see Note 3)	2,981	—	2,981
Adjustment related to change in contingent liabilities (see Note 3)	1,828	—	1,828
Adjustment related to change in deferred income tax liabilities (see Note 3)	(472)	—	(472)
Currency translation adjustments related to acquisitions	(3,994)	(274)	(4,268)

BALANCE, September 30, 2008	$101,087	$24,361	$125,448

Intangible Assets

A summary of the Company’s intangible assets as of September 30, 2008 and December 31, 2007 is as follows (in thousands):

	Weighted Average Amortization Lives	September 30, 2008		December 31, 2007
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core and developed technology – Hospitality	3.8 years	$25,860	(13,167)	$12,700	$(11,862)
Reseller network – Hospitality	12.4 years	19,636	(3,357)	9,200	(2,428)
Direct sales channel – Hospitality	10 years	3,600	(1,695)	3,600	(1,425)
Covenants not to compete – Hospitality	4 years	1,750	(1,586)	1,750	(1,545)
Trademarks and tradenames – Hospitality	Indefinite	7,706	—	1,300	—
Trademarks and tradenames – Hospitality	5 years	300	(179)	300	(134)
Customer list and contracts – Hospitality	7.7 years	13,692	(1,704)	1,650	(633)
Backlog – Hospitality	2 months	92	(92)	—	—
Core and developed technology – Retail	4 years	3,800	(2,612)	3,800	(1,900)
Reseller network – Retail	6 years	5,200	(2,383)	5,200	(1,733)
Subscription sales – Retail	4 years	1,400	(963)	1,400	(700)
Trademarks and tradenames – Retail	6 years	700	(321)	700	(233)
Other	7.8 years	2,020	(392)	2,020	(377)

Total intangible assets		$85,756	$(28,451)	$43,620	$(22,970)

Approximate amortization expense, assuming no future acquisitions, dispositions or impairments of intangible assets, for the following 12-month periods subsequent to September 30, 2008 is listed below (in thousands):

12-month period ended September 30,
2009	$9,653
2010	9,146
2011	8,158
2012	5,590
2013	4,591
Thereafter	12,461

$49,599

5. INVENTORY

Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventory as of September 30, 2008 and December 31, 2007 is as follows (in thousands):

	September 30, 2008	December 31, 2007
Raw materials, net of reserves for obsolescence equal to $903 and $736, respectively	$19,941	$16,923
Work in process	1,195	673
Finished goods, net of reserves for obsolescence equal to $5,029 and $5,237, respectively	13,808	12,898

	$34,944	$30,494

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

On January 2, 2008, the WFF Credit Agreement was refinanced upon the execution of a new credit agreement with JPMorgan Chase Bank, N.A. as arranger and administrative agent, and JPMorgan Chase Bank, N.A, SunTrust Bank, Bank of America and Guaranty Bank, as initial lenders (the “JPM Credit Agreement”). The JPM Credit Agreement, and subsequent amendments, provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. The Company has the right to increase the revolving credit commitment by up to $25 million subject to the terms and conditions set forth in the JPM Credit Agreement. As of September 30, 2008, aggregate borrowings under this facility totaled $100.9 million, comprised of $73.9 million in revolving loans and $27.0 million in term loan facility borrowings. As of September 30, 2008, revolving loan borrowings available to the Company were equal to $6.1 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin ranging between 1.25% and 2.00% based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00% based on the Company’s consolidated leverage ratio, as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of the Company’s assets; and limitations on related party transactions. In addition, the JPM Credit Agreement requires the Company to comply with various financial covenants, including maintaining leverage and fixed charge coverage ratios, as defined. The JPM Credit Agreement also contains certain customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of September 30, 2008.

In the fourth quarter of 2005, the Company issued approximately $4.1 million in notes payable related to the acquisition of MenuLink. The interest on the notes was calculated based on the prime rate, and payments for both principal and interest were made in equal installments over a 36-month period. The notes were paid in full on October 1, 2008.

In the second quarter of 2008, the Company assumed approximately $0.3 million for two promissory notes in conjunction with the acquisition of Hospitality EPoS. The notes were held by the Bank of Scotland, and the interest was approximately 7.50%. The notes were paid in full on October 2, 2008.

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

The following is a summary of long-term debt and the related balances as of September 30, 2008 and December 31, 2007 (in thousands):

Description of Debt	September 30, 2008	December 31, 2007
Revolving credit loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined (4.00% as of September 30, 2008), maturing on January 2, 2013	$73,900	$—
Term loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined (5.00% as of September 30, 2008), maturing on January 2, 2013	27,000	—
Promissory notes with MenuLink shareholders bearing interest based on the prime rate as of the first business day of each calendar quarter (5.00% as of September 30, 2008) and being paid in thirty-six installments of principal and interest through the fourth quarter of 2008	255	1,311
Promissory notes with a bank assumed in conjunction with the acquisition of Hospitality EPoS bearing interest at approximately 7.50% and being paid in various installments through the first quarter of 2010 and the fourth quarter of 2011	205	—
Term loan (as amended) with a bank that bore interest based on the prime rate with principal paid at $492 per month plus accrued interest, which was refinanced on January 2, 2008 upon the execution of the JPM Credit Agreement	—	18,192
Promissory note (as amended) with Aloha shareholders that bore interest based on the prime rate plus one percent; this balance was paid in full during the first quarter of 2008	—	964

Total	$101,360	$20,467

Approximate maturities of notes payable for the following 12-month periods subsequent to September 30, 2008 are listed below (in thousands):

12-month period ended September 30,
2009	$5,844
2010	6,068
2011	6,043
2012	7,505
2013	75,900

$101,360

7. OTHER INCOME AND CHARGES

Lease Restructuring Charges – Brookside II Building, Alpharetta, Georgia

During the third quarter of 2008, Radiant amended a sublease agreement for certain facilities located in Alpharetta, Georgia, in order to reduce future operating costs. In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments at the amendment date less the estimated sublease rentals that could reasonably be obtained from the property. The restructuring charges were not attributable to any of the Company’s reportable segments.

This amendment resulted in a restructuring charge of approximately $2.1 million in the third quarter of 2008, which consisted of $1.3 million for construction allowance, $0.4 million of lease restructuring reserves, and $0.4 million of sub-lease commissions associated with the amendment to the sublease. The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2007	$—	$—	$—

Restructuring charges	1,632	484	2,116
Expenses charged against restructuring reserve	(777)	(41)	(818)

Balance, September 30, 2008	$855	$443	$1,298

Lease Restructuring Charges – Alexander Building, Alpharetta, Georgia

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

This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.2 million in restructuring charges as the initial assumption regarding the ability to sublease the facility had changed. As of September 30, 2008, approximately $0.4 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the fourth quarter of 2010 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2007	$185	$300	$485

Expenses charged against restructuring reserve	(2)	(109)	(111)

Balance, September 30, 2008	$183	$191	$374

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

Forward Exchange Contract

The Company records derivatives, namely foreign exchange contracts, on the balance sheet at fair value. The gains or losses on foreign currency forward contracts are recorded in the accompanying condensed consolidated statements of operations. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments. The Company recognized a net gain during the second quarter of 2008 of approximately $0.5 million related to forward exchange contracts entered into during the second quarter of 2008 in conjunction with the acquisition of Orderman, which closed during the third quarter of 2008. The Company also entered into a forward exchange contract in the fourth quarter of 2007 in conjunction with the acquisition of Quest. The Company recognized a gain of approximately $0.3 million on this contract upon its execution during the first quarter of 2008.

Due Diligence Costs

During the second quarter of 2007, the Company wrote off $1.2 million in accounting, tax and legal due diligence fees in connection with the termination of a proposed acquisition. The company determined that this acquisition would not take place. Such related charges were recorded as “Other charges” in the Company’s statement of operations during the nine-month period ended September 30, 2007.

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

A summary of the key measures for the Company’s operating segments is as follows (in thousands):

	For the three months ended September 30, 2008
	Hospitality	Retail	Other	Total
Revenues	$63,693	$17,579	$1,082	$82,354
Amortization of intangible assets	1,800	571	6	2,377
Product development	4,246	1,151	—	5,397
Net income before allocation of central costs	11,210	2,027	—	13,237
Goodwill	101,087	24,361	—	125,448
Other identifiable assets	114,681	24,940	1,428	141,049

	For the three months ended September 30, 2007
	Hospitality	Retail	Other	Total
Revenues	$41,986	$19,590	$967	$62,543
Amortization of intangible assets	453	570	5	1,029
Product development	3,207	1,148	—	4,355
Net income before allocation of central costs	9,340	3,665	295	13,300
Goodwill	37,751	24,693	—	62,444
Other identifiable assets	48,370	31,734	2,705	82,808

	For the nine months ended September 30, 2008
	Hospitality	Retail	Other	Total
Revenues	$169,788	$53,965	$2,532	$226,285
Amortization of intangible assets	3,753	1,713	15	5,481
Product development	12,128	3,448	—	15,576
Net income before allocation of central costs	32,379	6,522	—	38,901

	For the nine months ended September 30, 2007
	Hospitality	Retail	Other	Total
Revenues	$122,369	$58,696	$1,829	$182,894
Amortization of intangible assets	1,546	1,713	12	3,271
Product development	10,259	3,188	—	13,447
Net income before allocation of central costs	25,146	11,941	787	37,874

The reconciliation of product development expense from reportable segments to total product development expense for the three and nine-month periods ended September 30, 2008 and 2007 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Product development expense for reportable segments	$5,397	$4,355	$15,576	$13,447
Indirect product development expense unallocated	1,085	1,332	2,655	3,717

Product development expense	$6,482	$5,687	$18,231	$17,164

The reconciliation of net income from reportable segments to total net income for the three and nine-month periods ended September 30, 2008 and 2007 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Net income before allocation of central costs	$13,237	$13,300	$38,901	$37,874
Central corporate expenses unallocated	(11,592)	(10,354)	(29,791)	(30,607)

Net income	$1,645	$2,946	$9,110	$7,267

The reconciliation of other identifiable assets to total assets as of September 30, 2008 and December 31, 2007 is as follows (in thousands):

	Balance at
	September 30, 2008	December 31, 2007
Other identifiable assets for reportable segments	$141,049	$96,176
Goodwill for reportable segments	125,448	62,386
Central corporate assets unallocated	61,720	63,397

Total assets	$328,217	$221,959

Revenues and costs not associated with the Company’s Hospitality and Retail segments are comprised of revenues from hardware sales outside the Company’s segments.

The Company distributes its technology both within the United States of America and internationally. Revenues derived from within the United States of America were approximately $70.6 million and $56.0 million for the three-month periods ended September 30, 2008 and 2007, respectively, and approximately $196.7 million and $161.8 million for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the Company has international offices in Australia, the Czech Republic, the United Kingdom, Austria, Singapore and China. Revenues are allocated to the geographic areas based on the shipping destination of customer orders. Revenues derived from international sources were approximately $11.7 million and $6.4 million for the three-month periods ended September 30, 2008 and 2007, respectively, and approximately $29.6 million and $21.0 million for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008 and December 31, 2007, the Company had international identifiable assets, including goodwill, of approximately $90.0 million and $23.7 million, respectively, of which approximately $62.6 million and $4.6 million, respectively, are long-lived assets.

The segment reporting data presented above may not reflect actual performance and actual asset balances had each segment been a stand-alone entity. Furthermore, the segment information may not be indicative of future performance.

9. RELATED PARTY TRANSACTIONS

None.

10. INCOME TAX

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. As a result of this implementation, the Company recognized a $0.9 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Company’s consolidated balance sheet as of December 31, 2007. During the first nine months of 2008, this reserve was increased by approximately $0.3 million, which resulted in an increase to goodwill.

Consistent with the Company’s continuing practice, interest and/or penalties related to income tax matters are recorded as part of income tax expense. The Company has accrued approximately $0.2 million in interest and penalties associated with uncertain tax positions for the nine months ended September 30, 2008.

11. SUBSEQUENT EVENTS

On October 31, 2008, the Company sold an undeveloped parcel of land containing 16.677 acres, resulting in a net gain of $1.4 million.

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

Acquisition of Orderman GmbH

On July 1, 2008, the Company acquired Orderman GmbH (“Orderman”), one of the leading manufacturers of wireless handheld ordering and payment devices for the hospitality industry. Headquartered in Salzburg, Austria, Orderman has provided innovative mobile solutions since 1994. Orderman distributes its solutions through a reseller network of more than 600 partners that have deployed approximately 50,000 handheld devices, predominately in Europe. The acquisition enables Radiant to accelerate the adoption of mobile devices in the global hospitality sector. Total cash consideration of approximately $30.9 million was paid on the date of closing. The Company expects the acquisition of Orderman to be dilutive to 2008 earnings as adjusted to exclude amortization of intangible assets. The operations of the Orderman business have been included in our condensed consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007 and June 30, 2008, and the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007.

System sales – The Company derives the majority of its revenues from sales and licensing fees for its point-of-sale hardware, software and site management software solutions. System sales during the third quarter of 2008 were approximately $43.1 million. This is an increase of $7.7 million, or 22%, from the same period in 2007, and an increase of $3.7 million, or 10%, from the second quarter of 2008. System sales during the nine-month period ended September 30, 2008 were $121.5 million compared to $104.0 million for the same period in 2007, an increase of 17%. These increases are primarily due to the additional revenues resulting from the acquisitions of Orderman, Quest, Hospitality EPoS and Jadeon, the continued growth and market penetration of the products acquired in acquisitions, the continued expansion of direct sales in the Hospitality segment and the continued success of selling our hardware products into our hospitality markets. The increases from 2007 to 2008 were partially offset by decreases in our Retail business segment.

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

Revenues from client support, maintenance and other services during the third quarter of 2008 were approximately $39.3 million. This is an increase of $12.1 million, or 44%, from the same period in 2007, and an increase of $4.8 million, or 14%, from the second quarter of 2008. Service sales during the nine-month period ended September 30, 2008 were $104.8 million compared to $78.9 million for the same period in 2007, an increase of 33%. These increases are primarily due to the additional revenues resulting from the acquisitions of Orderman, Quest, Hospitality EPoS and Jadeon, the additional revenues generated in both software and hardware support and maintenance resulting from increased software and hardware sales, the increase in revenues generated from the Company’s subscription products due to continued marketing efforts around this product line, and the additional revenues generated through the growth of custom development and consulting projects within both of our segments.

System sales gross profit – Cost of system sales consists primarily of hardware and peripherals for site-based systems and amortization of capitalized labor costs for internally developed software. All costs, other than capitalized software development costs, are expensed as products are shipped, while capitalized software development costs are amortized to expense on a straight-line basis over the estimated useful life of the software.

System sales gross profit in the third quarter of 2008 increased by $3.9 million, or 24%, as compared to the same period in 2007, while the gross profit percentage was 47%, an increase of 1 point, compared to the same period in 2007. Systems sales gross profit for the third quarter of 2008 increased by approximately $1.1 million, or 6%, compared to the second quarter of 2008, while the gross profit percentage was 47%, a decrease of approximately 1 point. For the nine-month period ended September 30, 2008 as compared to the same period in 2007, system sales gross profit increased by approximately $8.8 million, or 18%, while the gross profit percentage remained constant at 48%.

Client support, maintenance and other services gross profit – Cost of client support, maintenance and other services consists primarily of personnel and other costs associated with the Company’s services operations.

The gross profit on service sales increased by approximately $3.4 million, or 31%, in the third quarter of 2008 as compared to the same period in 2007, while the gross profit percentage decreased by 4 points to 37%. The gross profit on service sales increased by approximately $1.7 million, or 13%, in the third quarter of 2008 as compared to the second quarter of 2008, while the gross profit percentage remained relatively constant. For the nine-month period ended September 30, 2008, the gross profit on service sales increased by approximately $7.8 million, or 25%, as compared to the same period in 2007, while the gross profit percentage decreased by 2 points to 38%. The changes in the gross profit percentage on service sales are primarily due to normal fluctuations between product development projects and maintenance projects that occur throughout the year. We have also incurred higher repair and material costs within our hardware maintenance line during 2008.

Segment revenues – During the third quarter of 2008, total revenues in the Hospitality business segment increased by approximately $21.7 million, or 52%, as compared to the same period in 2007, and increased by $9.3 million, or 17%, as compared to the second quarter of 2008. For the nine months ended September 30, 2008, total revenues in the Hospitality business segment increased by approximately $47.4 million, or 39%, as compared to the same period in 2007. These increases are primarily due to the additional revenues resulting from the acquisitions of Orderman, Quest, Hospitality EPoS, and Jadeon, and an increase in sales throughout the Hospitality segment.

During the third quarter of 2008, total revenues in the Retail business segment decreased by approximately $2.0 million, or 10%, as compared to the same period in 2007, and decreased by approximately $1.1 million, or 6%, as compared to the second quarter of 2008. For the nine months ended September 30, 2008, total revenues in the Retail business segment decreased by approximately $4.7 million, or 8%, as compared to the same period in 2007. The decreases from 2007 and the second quarter of 2008 are primarily attributable to economic factors that have resulted in a decrease in demand by convenience store operators.

Segment net income before allocation of central costs – The Company measures segment profit based on net income before the allocation of certain central costs. During the third quarter of 2008, total net income before allocation of central costs in the Hospitality business segment increased by approximately $1.8 million, or 20%, as compared to the same period in 2007, and increased by $0.7 million, or 7%, as compared to the second quarter of 2008. For the nine months ended September 30, 2008, total net income before the allocation of central costs in the Hospitality business segment increased by approximately $7.2 million, or 29%, as compared to the same period in 2007. The increases from 2007 are primarily due to the profitability driven by the acquisitions of Quest, Hospitality EPoS and Jadeon, and our ability to better leverage the operating costs of the segment. The increases from our food service operating unit were partially offset by expected decreases in our entertainment operating unit.

During the third quarter of 2008, total net income before allocation of central costs in the Retail business segment decreased by approximately $1.6 million, or 45%, as compared to the same period in 2007, and decreased by $0.4 million, or 16%, as compared to the second quarter of 2008. For the nine months ended September 30, 2008, total net income before the allocation of central costs in the Retail business segment decreased by approximately $5.4 million, or 45%, as compared to the same period in 2007. The decreases from 2007 and the second quarter of 2008 are primarily the result of a reduction in revenue from the Retail business segment (specifically our petroleum and convenience store operating unit), a decrease in gross profit due to changes in product mix, and an increase in segment operating expenses.

Total operating expenses – The Company’s total operating expenses increased by approximately $10 million, or 46%, during the third quarter of 2008 as compared to the same period in 2007, by approximately $13.9 million, or 21%, for the nine months ended September 30, 2008 as compared to the same period in 2007, and by approximately $6.9 million, or 28%, as compared to the second quarter of 2008 due to the following:

•

Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues, which are included in costs of client support, maintenance and other services. Product development expenses increased during the third quarter of 2008 by approximately $0.8 million, or 14%, as compared to the same period in 2007, by $1.1 million, or 6%, during the nine months ended September 30, 2008 as compared to the same period in 2007, and by $0.3 million, or 6%, as compared to the second quarter of 2008. The increases are primarily the result of an increase in the level of investments in our future products and the additional expense structure assumed by the acquisitions made during the year. Product development expenses as a percentage of revenues were 8% for the third quarter of 2008 compared to 9% for the same period in 2007, 8% for the nine months ended September 30, 2008 compared to 9% for the same period in 2007, and 8% for the second quarter of 2008.

•

Sales and marketing expenses – Sales and marketing expenses increased during the third quarter of 2008 by approximately $3.0 million, or 41%, as compared to the same period in 2007, by $5.5 million, or 26%, during the nine months ended September 30, 2008 as compared to the same period in 2007, and by $1.7 million, or 19%, as compared to the second quarter of 2008. These increases are primarily related to the hiring of additional personnel to manage and support our continued sales growth, and incremental sales and marketing expenses resulting from the acquisitions of Orderman, Quest, Hospitality EPoS and Jadeon. Sales and marketing expenses as a percentage of revenues were 13% for the third quarter of 2008 compared to 12% for the same period in 2007, 12% for the nine months ended September 30, 2008 and 2007, and 12% for the second quarter of 2008.

•

Depreciation and amortization expenses – Depreciation and amortization expenses increased during the third quarter of 2008 by approximately $1.5 million, or 73%, as compared to the same period of 2007, by approximately $2.5 million, or 40%, during the nine month period ended September 30, 2008 as compared to the same period in 2007, and by $1.0 million, or 38%, as compared to the second quarter of 2008. The increases from 2007 are directly related to the amortization of certain intangible assets related to the acquisitions of Orderman, Quest, Hospitality EPoS and Jadeon, as well as additional depreciation expense resulting from the growth in our fixed assets. The increase from the second quarter of 2008 is directly related to the amortization of certain intangible assets related to the Orderman acquisition. Depreciation and amortization expenses as a percentage of revenues were 4% for the third quarter of 2008 compared to 3% for the same period in 2007, 4% for the nine-month periods ended September 30, 2008 and 2007, and 4% for the second quarter of 2008.

•

General and administrative expenses – General and administrative expenses increased during the third quarter of 2008 by approximately $2.6 million, or 41%, as compared to the same period in 2007, by $4.0 million, or 20%, during the nine months ended September 30, 2008 as compared to the same period in 2007, and by $1.3 million, or 17%, as compared to the second quarter of 2008. The increases from 2007 are primarily due to additional investments in general and administrative areas to accommodate the growth of our business and the additional expense structure assumed by the acquisitions made during the year. General and administrative expenses as a percentage of revenues were 11% for the third quarter of 2008 compared to 10% for the same period in 2007, 11% for the nine months ended September 30, 2008 and 2007, and 10% for the second quarter of 2008.

•

Other income and charges – The amounts contained under this heading are non-recurring in nature and, as such, it is not practical to compare amounts between the current period and previous periods. However, a description of the items which comprise these amounts follows.

During the third quarter of 2008, the Company recorded a restructuring charge of $2.1 million related to amending a sublease agreement on a facility in Alpharetta, Georgia, as discussed in Note 7 to the condensed consolidated financial statements.

During the second quarter of 2008, the Company recorded a gain of approximately $0.5 million as a result of entering into a forward exchange contract in preparation for the acquisition of Orderman.

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

Interest expense, net – The Company’s interest expense includes interest expense incurred on its long-term debt, revolving line of credit and capital lease obligations. Interest expense increased by approximately $0.7 million, or 123%, in the third quarter of 2008 as compared to the same period in 2007, by $1.8 million, or 93% during the nine months ended September 30, 2008 as compared to the same period in 2007, and increased by $0.2 million, or 19%, as compared to the second quarter of 2008. These increases are directly attributable to the debt assumed when the Company entered into the JPM Credit Agreement and additional borrowings obtained on its revolving loan during the nine months of 2008 to finance the acquisitions of Orderman, Quest, Hospitality EPoS and Jadeon, as further described in Notes 3 and 6 to the condensed consolidated financial statements.

Income tax provision – The Company’s effective tax rates for the quarters ended September 2008 and 2007 were equal to 28% and 45%, respectively, inclusive of discrete events. For the nine month period ended September 30, 2008 as compared to the same period in 2007, the Company’s effective tax rates were 33% and 43%, respectively, inclusive of discrete events. This decrease was due to the relative mix of earnings expected throughout 2008, mainly attributable to a larger portion of earnings generated being outside the United States of America in lower tax jurisdictions.

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

The WFF Credit Agreement was scheduled to expire on March 31, 2010; however, it was refinanced on January 2, 2008 upon the execution of the credit agreement with JPMorgan Chase Bank, N.A., as arranger, and JPMorgan Chase Bank, N.A, SunTrust Bank, Bank of America and Guaranty Bank, as initial lenders (the “JPM Credit Agreement”). The JPM Credit Agreement provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. An amendment to the JPM Credit Agreement was signed on July 31, 2008 that gives the Company the right to increase its revolving credit commitment by up to $25 million. As of September 30, 2008, aggregate borrowings under this facility totaled $100.9 million, comprised of $73.9 million in revolving loans and $27.0 million in term loan facility borrowings. As of September 30, 2008, revolving loan borrowings available to the Company were equal to $6.1 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option, at either (1) the London Interbank Offered Rate (LIBOR) plus a margin ranging between 1.25% and 2.00% based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00% based on the Company’s consolidated leverage ratio, as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. In addition, the JPM Credit Agreement contains certain financial and non-financial covenants, with which the Company was in compliance as of September 30, 2008. Further explanation of this agreement is presented in Note 6 to the condensed consolidated financial statements.

The Company’s working capital decreased by approximately $10.7 million, or 21%, to $40.9 million at September 30, 2008 as compared to $51.7 million at December 31, 2007. This decrease was attributable to the fact that working capital was utilized to finance the acquisitions of Orderman, Quest, Hospitality EPoS and Jadeon, all of which closed during 2008. In addition, the Company’s unearned revenue balances increased by approximately $9.2 million compared to December 31, 2007 as a result of the acquisitions of Orderman, Quest, Hospitality EPoS and Jadeon as well as normal quarterly fluctuations, which also contributed to the decrease in working capital. The Company has historically funded its business through cash generated by operations.

Cash provided by operating activities during the nine months ended September 30, 2008 was approximately $10.7 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges including depreciation, amortization, stock-based compensation and other income and charges. In addition, the Company received significant amounts of cash for calendar year support and maintenance, which has been deferred and is being recognized as revenue over the course of 2008. The cash received from support and maintenance was offset by the fact that the Company did not purchase the related receivables of Quest in conjunction with the acquisition completed during the first quarter of 2008 (see Note 3 to the condensed consolidated financial statements). The increase in the Company’s accounts receivable and inventory balances during the first nine months of 2008 is due to normal quarterly fluctuations and the growth of the business as reflected in the year over year revenue increase. The decrease in accounts payable and accrued expenses is due to normal quarterly fluctuations. If near-term demand for the Company’s products weakens, or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

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

Cash used in investing activities during the nine months ended September 30, 2008 was approximately $107.2 million. Approximately $95.4 million was used in the acquisitions of Orderman, Quest, Hospitality EPoS and Jadeon, net of cash acquired (see Note 3 to the condensed consolidated financial statements). In addition, the Company recognized cash proceeds of approximately $1.6 million during the nine months ended September 30, 2008 as a result of the execution of forward exchange contracts in conjunction with the Orderman and Quest acquisitions. Approximately $8.2 million was used to invest in property and equipment, including $4.9 million which has been utilized to improve our infrastructure through the implementation of an upgraded ERP system that is expected to be placed in service during 2009. Lastly, the Company continued to increase its investment in future products by investing $3.0 million in internally developed capitalizable software during the first nine months of 2008.

Cash used in investing activities during the nine months ended September 30, 2007 was approximately $3.9 million. Approximately $1.8 million of the cash was invested in property and equipment. The Company continued to increase its investment in future products by investing $2.1 million in internally developed capitalizable software during the nine months ended September 30, 2007.

Cash provided by financing activities during the nine months ended September 30, 2008 was approximately $81.0 million. Financing activities in the first nine months of 2008 included cash received from borrowings under the JPM Credit Agreement equal to $116.9 million, net of financing costs. These borrowings were used to fund the acquisitions of Orderman, Quest, Hospitality EPoS and Jadeon (see Note 3 to the condensed consolidated financial statements), repay the outstanding balance of the term loan under the WFF Credit Agreement, and to pay various fees associated with the termination of the WFF Credit Agreement. In addition, the Company received cash proceeds from employees for the exercise of stock options, made scheduled payments under the promissory notes related to the MenuLink acquisition, and repaid the entire balance of the promissory note with the previous shareholders of Aloha Technologies, Inc.

Cash used in financing activities during the nine months ended September 30, 2007 was approximately $5.6 million. Financing activities included cash proceeds from employees for the exercise of stock options, repayment of promissory notes related to the MenuLink acquisition, scheduled payments under the WFF Credit Agreement and payments against the revolving loan facility.

The Company believes that its cash and cash equivalents, funds generated from operations and borrowing capacity will provide adequate liquidity to meet its normal operating requirements, as well as to fund the above obligations, for the foreseeable future. However, the recent volatility and disruption of the capital and credit markets, and adverse changes in the global economy, could have a negative impact on our ability to access the credit markets in the future and/or obtain credit on favorable terms, as discussed further in Item 1A. – Risk Factors.

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

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2016. Additionally, the Company leases computer equipment under capital lease agreements which expire on various dates through September 2012. Contractual obligations as of September 30, 2008 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital leases	$2,534	$941	$1,415	$178	$—
Operating leases (1)	22,059	4,927	8,406	5,455	3,271
Other obligations:
Revolving credit facility (JPM Credit Agreement)	73,900	—	—	73,900	—
Term loan facility (JPM Credit Agreement)	27,000	5,500	12,000	9,500	—

Notes payable – acquisition of MenuLink Computer Solutions	255	255	—	—	—
Notes payable with a bank assumed in conjunction with acquisition of Hospitality EPoS	205	205	—	—	—

Estimated interest payments on notes payable and term notes (2)	16,348	4,769	7,896	3,683	—
Purchase commitments (3)	933	933	—	—	—

Total contractual obligations	$143,234	$17,530	$29,717	$92,716	$3,271

(1)	This schedule includes the future minimum lease payments related to facilities that are being subleased. The total minimum rentals to be received in the future under subleases as of September 30, 2008 are approximately $1.8 million in less than one year, $3.4 million in one to three years, and $2.0 million in three to five years.
(2)	For purposes of this disclosure, we used the interest rates in effect as of September 30, 2008 to estimate future interest expense. See Note 6 to the condensed consolidated financial statements for further discussion of our debt components and their interest rate terms.
(3)	The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The related supplies are to be delivered at various dates through December 2008.

At September 30, 2008, the Company had a $2.4 million reserve for unrecognized tax benefits which is not reflected in the table above. Substantially all of this tax reserve is classified in other long-term liabilities and deferred income taxes on the accompanying condensed consolidated balance sheet.

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

Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.

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

The Company’s financial instruments that are subject to market risks are its long-term debt instruments. During the third quarter of 2008, the weighted average interest rate on its long-term debt was approximately 5.8%. A 10% increase in this rate would have impacted interest expense by approximately $128,000 for the three-month period ended September 30, 2008.

As more fully explained in Note 8 to the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $11.7 million and $6.4 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $29.6 million and $21.0 million during the nine months ended September 30, 2008 and 2007, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of September 30, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Given the recent developments in the global economy, the risk factors set forth below have been added, updated or restated to provide additional information. These risk factors should be read in conjunction with the other risk factors disclosed in Item 1A of Part I of our Form 10-K for the year ended December 31, 2007.

The recent volatility and disruption of the capital and credit markets, and adverse changes in the global economy, could have a negative impact on our ability to access the credit markets in the future and/or obtain credit on favorable terms.

Recently, the capital and credit markets have become increasingly tight as a result of adverse economic conditions that have caused the failure and near failure of a number of large financial services companies. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in the financial markets. If the capital and credit markets continue to experience crises and the availability of funds remains low, it is possible that our ability to access the capital and credit markets may be limited or available on less favorable terms at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt, pursue acquisitions and/or react to changing economic and business conditions. In addition, if current global economic conditions persist for an extended period of time or worsen substantially, our business may suffer in a manner which could cause us to fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness.

Fluctuations in currency exchange rates may adversely impact our cash flows and earnings.

Due to our global operations, our cash flow and earnings are exposed to currency exchange rate fluctuations. Exchange rate fluctuations may also affect the cost of goods and services that we purchase. The recent volatility in the global capital and credit markets has increased the frequency and severity of exchange rate fluctuations. Changes from our expectations for currency exchange rates can have a material impact on our financial results. When appropriate, we may attempt to limit our exposure to exchange rate changes by entering into short-term currency exchange contracts. There is no assurance that we will hedge or will be able to hedge such foreign currency exchange risk or that our hedges will be successful.

Our currency exchange gains or losses (net of hedges) may materially and adversely impact our cash flows and earnings. Additionally, adverse movements in currency exchange rates could result in increases in our cost of goods sold or reduction in growth in international orders, materially impacting our cash flows and earnings.

Recent global economic and market conditions could cause decreases in demand for our products and related services.

Our revenue and profitability depend on the overall demand for our products and related services. In the early 2000’s, we were impacted both directly and indirectly by declining global economic conditions. The retail industry was cautious of investments in information technology during difficult economic times, which resulted in reduced budgets and spending. This impacted us through reduced revenues, elongated selling cycles, delays in product implementation and increased competitive margin pressure. Technology spending habits changed, and demand shifted from large scale enterprise-wide investments to more targeted investments with quicker deployment requirements. As a result, our revenue base shifted from primarily large dollar purchases by a limited number of customers to a mix of smaller purchases by an increased number of customers. In addition, pricing was cut by competitors, which created the potential for long-term reductions in product margins.

The recent disruptions in global economic and market conditions could result in decreases in demand for our products and related services as the current tightening of credit in financial markets may adversely affect the ability of our customers to obtain financing for significant purchases and operations. We are unable to predict with certainty the future impact which the most recent global economic conditions will have on the demand for our products and related services.

An increase in customer bankruptcies, due to weak economic conditions, could harm our business.

During weak economic times, there is an increased risk that certain of our customers will file bankruptcy. If a customer files bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may, in certain of these instances, be large due to extended payment terms for software license fees, and significant billings for consulting and implementation services on large projects. The bankruptcy laws, as well as specific circumstances of each bankruptcy, may limit our ability to collect pre-petition amounts. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, in that the application of foreign bankruptcy laws may be more difficult to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, we can provide no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders was held on October 1, 2008. We solicited proxies for the meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934.

A new proposed amendment as listed in our proxy statement was submitted for shareholder approval to increase the number of shares of common stock that may be issued under the Company’s 2005 LTI Plan from 2,500,000 to 4,500,000, with the results of the voting as follows (there were no broker non-votes on this matter):

Description	Votes For	Votes Against	Votes Withheld	Broker Non-Votes
Approve Amendment to 2005 LTI Plan	17,019,661	4,752,964	14,054	n/a

As indicated in the above table, the proposal to approve the amendment to the Amended and Restated 2005 Long-Term Incentive Plan was approved.

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (“2/97 S-1”), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (“6/97 S-1”), (iii) the Registrant’s Form 8-K filed December 17, 2007 (the “December 17, 2007 8-K”), (iv) the Registrant’s Form 8-K filed January 8, 2008 (the “January 8, 2008 8-K”), (v) the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “June 2008 10-Q”), (vi) the Registrant’s Form 8-K filed July 9, 2008 (the “July 9, 2008 8-K”), (vii) the Registrant’s Form 8-K filed August 5, 2008 (the “August 5, 2008 8-K”) and (viii) Appendix A of the Registrant’s Definitive Proxy Statement filed August 22, 2008 (the “August 2008 Proxy”).

Exhibit No.	Description
*2.1	Share Purchase Agreement, dated December 11, 2007, by and among Radiant Systems, Inc., Quest Retail Technology Pty Ltd, and David Brown (December 17, 2007 8-K)

*2.1.1	First Amendments to Share Purchase Agreement, dated as of January 4, 2008, by and among Radiant Systems, Inc., RADS Australia Holdings Pty Ltd, Quest Retail Technology Pty Ltd, and David Brown (January 8, 2008 8-K)

*2.2	Stock Purchase Agreement dated as of July 3, 2008, by and among Radiant Systems GmbH, Orderman GmbH, Alois Eisl, Franz Blatnik, Gottfried Kaiser, and Ing. Willi Katamay (July 9, 2008 8-K)

*3.1	Amended and Restated Articles of Incorporation (2/97 S-1)

*3.2	Amended and Restated Bylaws (6/97 S-1)

*4.1	Credit Agreement dated as of January 2, 2008, by and among Radiant Systems, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (January 8, 2008 8-K)

*4.2	Amendment No. 1 dated as of June 30, 2008 to the Credit Agreement dated as of January 2, 2008, by and among Radiant Systems, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (June 2008 10-Q)

*4.3	Amendment No. 2 dated as of July 31, 2008 to the Credit Agreement dated as of January 2, 2008, by and among Radiant Systems, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (August 5, 2008 8-K)

*10.1	Amendment to Radiant Systems, Inc. Amended and Restated 2005 Long-Term Incentive Plan (August 2008 Proxy)

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

.	RADIANT SYSTEMS, INC

Dated: November 7, 2008	By:	/s/ Mark E. Haidet
Mark E. Haidet,
Chief Financial Officer
(Duly authorized officer and principal financial officer)