Form 10-K
period 2008-12-31
RADIANT SYSTEMS INC
filed 2009-03-06
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $221.0 million based on the closing sales price ($10.73) as reported on The NASDAQ Stock Market. For the purpose of this response, officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

As of March 2, 2009, there were 32,445,156 outstanding shares of the registrant’s no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to shareholders in connection with the Registrant’s 2009 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this report.

Caution Regarding Forward-Looking Statements

This Annual Report on Form 10-K of Radiant Systems, Inc. and its subsidiaries (“Radiant,” “Company,” “we,” “us,” or “our”) contains forward-looking statements. All statements in this Annual Report on Form 10-K, including those made by the management of Radiant, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Radiant’s future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this report, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other risks and uncertainties are disclosed in Radiant’s prior Securities and Exchange Commission (“SEC”) filings. These and many other factors could affect Radiant’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Radiant or on its behalf. Radiant undertakes no obligation to revise or update any forward-looking statements.

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

Radiant focuses on delivering site systems, including point-of-sale (POS), self-service kiosks, mobile ordering and payment devices, back-office systems, site management technology and business services such as customer loyalty programs, electronic gift card management, comprehensive reporting systems management, payment processing and centralized data management designed specifically for the Company’s two reportable segments: (i) Hospitality and (ii) Retail. For selected financial information about our business segments, see Note 14 to the consolidated financial statements contained elsewhere in this report. Radiant’s offerings include software products, site hardware, professional services and support services. Each product can be purchased independently or as a suite of integrated products to address the customer’s specific business needs. These products and services enable our customers to drive top-line growth and improve bottom-line performance.

Radiant offers best-of-breed solutions designed for ease of integration with operators’ existing infrastructures. Radiant’s technology enables hospitality and retail operators to improve customer service while reducing costs. Radiant’s solutions provide visibility and control at the site, field and headquarters levels. Additionally, Radiant focuses on addressing the unique requirements of the highly specialized environments in which its customers operate. These environments require a high degree of reliability, specialized functionality and peripheral compatibility. Using Radiant’s point-of-sale, customer self-service, back-office technology and business services, our customers are able to improve customer service and loyalty, improve speed of service, increase revenue per transaction, and reduce fraud and shrink. Radiant’s full line of open, standards-based hardware allows operators to deploy advanced technology built specifically for the environment in which they operate.

Management believes its current generation of point-of-sale, customer self-service and hand-held ordering and payment devices, which utilize Windows XP, Windows Vista, Windows XP Embedded and Windows CE operating systems, represents an innovative platform based on an open, modular software and hardware architecture that offers increased functionality and stability compared to other systems in the marketplace, at a lower total cost of ownership.

In January 2006, Radiant extended its reach into the retail industry by acquiring substantially all of the assets of Synchronics, Inc. (“Synchronics”), a leading provider of business management and point-of-sale software for the retail market. Synchronics had an experienced team which had developed an outstanding set of products that are distributed through a national network of dealer partners. Through the combination of Radiant and Synchronics product lines and services, the Company brings tightly integrated, high value product and service offerings to the marketplace. The Company reports the operations of the Synchronics business under the Retail segment.

In January 2008, Radiant acquired Quest Retail Technology (“Quest”), a global provider of point-of-sale and back office solutions to stadiums, arenas, convention centers, race courses, theme parks, restaurants, bars and clubs. The acquisition of Quest enables Radiant to strengthen its presence in the stadium, park and arena marketplace, while expanding its installed terminal base both domestically and internationally. The results of these operations are reported under the Hospitality segment.

In April 2008, Radiant acquired Hospitality EPoS Systems Ltd. (“Hospitality EPoS”), a leading technology supplier to the U.K. hospitality market since 1992. Hospitality EPoS provided substantial capabilities for sales, implementation and support services and represented Radiant’s suite of hospitality products including Aloha point-of-sale software, Enterprise.com above-store reporting, gift card and loyalty programs, MenuLink back office and Radiant hardware. The results of these operations are reported under the Hospitality segment.

In May 2008, Radiant acquired substantially all of the assets of Jadeon, Inc. (“Jadeon”), one of the Company’s resellers in California. Jadeon has been delivering and supporting Radiant’s hospitality point-of-sale solutions since 2001. Jadeon offers a full range of technology systems and implementation and support services throughout the West coast. The results of these operations are reported under the Hospitality segment.

In July 2008, Radiant acquired Orderman GmbH (“Orderman”), one of the leading manufacturers of wireless handheld ordering and payment devices for the hospitality industry. Orderman has provided innovative mobile solutions since 1994, and distributes its solutions through a reseller network of partners that have deployed their handheld devices, predominately in Europe. The acquisition enables Radiant to accelerate the adoption of mobile devices in the global hospitality sector. The results of these operations are reported under the Hospitality segment.

To the extent that Radiant believes acquisitions, joint ventures and business partnerships can better position it to serve its current segments, it will continue to pursue such opportunities in the future.

Hospitality Segment

Radiant provides integrated technology solutions which meet the needs of a wide variety of hospitality businesses throughout the world. The industry segments in which these solutions are highly competitive include quick service restaurants, fast casual restaurants, table service restaurants, stadiums, arenas and certain entertainment venues. Radiant’s hospitality solutions are comprehensive, including store systems, corporate systems and supporting services. The store systems offering is comprised of innovative hardware, advanced point-of-sale software and related modules for automating store operations. These valuable modules include applications for processing payments, serving takeout and delivery customers, improving kitchen production, enhancing guest management and enabling self-service kiosks and handheld ordering and payment devices. The solution’s corporate systems include world-class data center hosting capabilities and software platforms. These provide enterprise-wide reporting and alerting, management of labor and inventory costs, loss prevention, store systems management, stored value and loyalty applications. When combined, the solution’s store systems and corporate systems provide integrated functionality which is unprecedented in the hospitality industry. The resulting capabilities allow operators of all sizes around the world to achieve superior operational performance while delivering exceptional consumer experiences. In addition to being tightly integrated, the components of Radiant’s hospitality solution are also modular and open, allowing operators to purchase components in stages, incorporating them into existing systems. This maximizes both customer choice and Radiant’s opportunities to engage new customers. The approach allows Radiant to win the business of more customers and increase its share of their technology spending over time.

Supporting services for the solution include custom software development, consulting, help desk support and field services. Some combination of these valuable services are utilized by virtually every Radiant customer in the hospitality industry, assisting in the development of long-term relationships with highly satisfied customers. Radiant sells its hospitality solution directly to large multi-unit operations with sophisticated requirements for corporate support. Smaller operators are served by Radiant’s global network of resellers – valuable business partners who best understand and serve the needs of local entrepreneurs.

Food service operators of all sizes throughout the world face a highly competitive and challenging environment in which consumers demand convenience and great service while having an increasing number of dining options at their disposal. To meet these challenges, they require new technology that enables them to improve their operations while reducing the total cost of ownership for their technology solution. Radiant’s hospitality technology fills precisely this need, providing the hospitality industry the most compelling and competitive solution offering to date.

Our back-office solutions are widely known as some of the industry’s easiest systems for customers to use. The combination of our robust back-office applications and the Aloha suite of products, including QuickService/TableService POS™, Enterprise™, eCard™ and eFrequency™, create an end-to-end solution designed to help operators minimize operational costs and maximize profits. We have enhanced our back-office offerings in recent years through the products obtained in the acquisitions of MenuLink and Quest.

Radiant believes that the international hospitality market represents a continued growth opportunity in future years. To service this market, Radiant has expanded its European presence through adding reseller partners and direct customers. For the years ended December 31, 2008, 2007 and 2006, approximately 10%, 6% and 6%, respectively, of Radiant’s Hospitality segment revenues were from international customers.

In April 2008, the Company expanded its capabilities for sales, implementation and support services through the acquisition of Hospitality EPoS. Hospitality EPoS was a leading technology supplier to the U.K. hospitality market since 1992 and represented Radiant’s suite of hospitality products including Aloha point-of-sale software, Enterprise.com above-store reporting, gift card and loyalty programs and Radiant hardware.

The Company acquired substantially all of the assets of Jadeon in May 2008 and expanded its direct sales reach to offer a full range of technology systems and implementation and support services throughout the West coast. Jadeon was one of Radiant’s resellers in California and has been delivering and supporting Radiant’s hospitality point-of-sale solutions since 2001.

In July 2008, the Company acquired Orderman GmbH located in Salzburg, Austria. Since its founding in 1994, Orderman has provided innovative mobile solutions through its reseller network of partners that have deployed its handheld devices, predominately in Europe. Orderman is one of the leading manufacturers of wireless handheld ordering and payment devices for the hospitality industry. In addition, Orderman has built a strong network of resellers across Europe that management believes will significantly expand the Company’s ability to distribute other Radiant products and services.

Radiant has a proven track record of delivering enhanced value for cinema operators, including offerings such as expanded concessions and foodservice, self-service ticketing and concessions, film management and gift card programs. With over 36,000 cinema screens at more than 6,100 sites in the United States, cinema operators are focusing on implementing cost controls from headquarters. Radiant believes that cinema operators can improve customer service and profitability by implementing integrated site and film management systems that enable them to speed customer transactions, reduce lines, manage inventory, and schedule labor to meet variations in traffic. Due to the lack of end user market growth and Radiant’s high penetration in this market, Radiant does not expect growth to occur in the cinema operator market over the near term but believes this market has synergies with the stadium, park and arena marketplace.

In January 2008, the Company expanded its presence in the stadium, park and arena marketplace with the acquisition of Quest located in Adelaide, Australia. Quest’s products, including point-of sale and back office solutions, are leaders in industry segments such as stadiums, arenas, convention centers, race courses, theme parks, restaurants, bars and clubs. The Quest acquisition also provides Radiant’s Hospitality segment with a more significant international presence.

Customers who have licensed or purchased Radiant’s Hospitality products and services include Burger King Corporation, Dunkin’ Brands, Inc., The Krystal Company, New World Restaurant Group, CEC Entertainment, Inc., Chipotle Mexican Grill, Inc., P.F. Chang’s China Bistro, Inc., Krispy Kreme Doughnut Corp., Chick-fil-A, Inc., Texas Roadhouse, Inc., Jamba Juice Company, Cosi, Inc., Damon’s International, Inc., Church’s Chicken, Del Taco, Inc., Don Pablo’s, Sbarro, Inc., Fatburger Corporation, Landry’s Seafood Restaurants, Inc, Denny’s, Inc., Benihana, Inc., Champps Entertainment, Inc., Checker’s Drive-In Restaurant, Inc., Clubcorp Financial Management Company, California Pizza Kitchen, Inc., Noodles & Company, Diedrich Coffee, Huddle House, Inc., Johnny Rockets International, Inc., Morton’s of Chicago, Inc., Red Robin International, Inc., Ted’s Montana Grill, Inc., Joe’s Crab Shack Holdings, Inc., Hillstone Restaurant Group, Inc., Peet’s Coffee and Tea, Inc., Pita Pit, Inc., Rockbottom Restaurant, Inc, Sizzler USA Restaurants, Inc., Focus Brands, Inc., Showcase Cinemas, The Marcus Corporation, Larry H Miller Megaplex Theatres, Muvico Theaters, Reading International, Harkins Theatres and Clearview Cinemas, Live Nation, Yankee Stadium, FedEx Field (home of the Washington Redskins), Dolphins Stadium and Staples Center (home of the LA Lakers and LA Clippers).

Retail Segment

The Retail segment provides store and office-oriented technologies for the automation of retail businesses spanning from small stores to global chains. Solutions provided include software, hardware and services, either as complete turn-key solutions or as point-solutions in a best-of-breed configuration. Radiant’s retail solutions encompass point-of-sale systems, integrated back-office systems, fuel controllers, self-service kiosks, site management technology, payment processing, systems management, and centralized data management.

In January 2006, Radiant extended its reach into the retail industry by acquiring substantially all of the assets of Synchronics, Inc., including the CounterPoint™ product line. Reseller partners of Radiant deliver our hardware platforms in conjunction with the CounterPoint software, which has been adapted to over 20 different retail concepts ranging from home and garden warehouses to shoe stores. In addition to a full solution for the traditional management of retail sites, CounterPoint also includes a substantial recurring revenue business based on service fees for credit card processing as well as internet retailing. CounterPoint Gateway provides retailers with advanced high-speed credit processing while CPOnline™ enables a retailer to quickly augment brick-and-mortar sales with online operations.

Radiant’s technology for petroleum and convenience retailers is built to enable fuel operations, merchandise sales, foodservice, electronic payments and customer loyalty programs. Radiant’s solutions are designed to enhance speed of service in an easy-to-use, reliable format. Specialized software and hardware offerings such as payment terminals and fuel controllers differentiate the Radiant product line in the petroleum retail market. Self-service is an area of great interest for our customers, ranging from touch-screen food ordering stations in the US, to highly secured credit card payment terminals for self-service fueling worldwide. Radiant’s fourth generation fuel control technology is helping retailers extend the viable life of their fuel dispensing equipment while delivering high performance for their customers. Radiant’s software uses industry standards to interface with leading third party back-office and headquarters solutions.

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

High-volume retailers such as grocery stores, mass-merchants, warehouse clubs and others are also adding fuel and made-to-order food to their offerings and represent additional growth opportunities for Radiant. As a result of the changes in the retail market, Radiant believes that there will continue to be demand for the foreseeable future for Radiant’s technology solutions. Management also believes that, based on the success of technology in recent years and the positive return on investment seen by Radiant’s customers, demand for new technology will continue from both new and existing customers.

Radiant believes that the international retail market represents an additional growth opportunity. For the years ended December 31, 2008, 2007, and 2006, approximately 25%, 25% and 33%, respectively, of Radiant’s Retail segment revenues were from international customers.

Radiant’s Retail segment has over 1,500 customers worldwide. Customers who have licensed or purchased Radiant’s Retail products and services include Holiday Stationstores, Kroger Corporation, Exxon Mobil Corporation, Royal Dutch Shell, Repsol YPF, S.A., Sheetz, Inc., Speedway SuperAmerica, LLC, 7-Eleven Australia, Pty Ltd., Alimentation Couche-Tard, Hess, Shell Canada, Maverik Country Stores, Rutter’s Farm Stores, Wawa, Inc., Archiver’s Inc., Batteries Plus LLC, The Field Museum, Elvis Presley Enterprises, Inc., Harbor Freight Tools Retail Concepts, Inc., Mahoney’s Garden Center LLC, Relax the Back Corporation, High’s of Baltimore, Family Express and The Athlete’s Foot.

Products and Services

Radiant serves the global retail and hospitality industries with technology solutions that address their greatest automation needs. Managing businesses that range from a single store or restaurant, all the way to expansive global chains and the world’s largest sports stadiums, Radiant provides software, hardware and services through a variety of channels and products. The strategy is to provide targeted solutions for each market, with the common goal of assisting our customers’ efforts to increase revenue through more frequent consumer visits, greater revenues per visit, higher margins on each sale, faster transactions and more efficient site operations.

Point-of-Sale

Radiant’s point-of-sale systems increase speed and quality of service, minimize user training, and provide mission-critical reliability while delivering secure and personalized service to the consumer. The point-of-sale systems can be integrated with Radiant’s back-office products or third party solutions. Radiant’s point-of-sale software runs on multiple open hardware platforms including IBM, NCR, PAR, WincorNixdorf, and Radiant hardware. Additionally, Radiant’s point-of-sale hardware supports Radiant’s point-of-sale software and third-party point-of-sale software products that adhere to open standards. Radiant’s point-of-sale terminals offer an open architecture, retail-hardened design, comprehensive support and return-to-service programs, and run on Windows CE, Windows XP, Windows XP Embedded, and Windows POS Ready. Quest Back Office is based on Microsoft SQL and operates on Windows Server products. However, the Quest POS terminals do not rely on commercial operating systems. This secure environment creates a simple, effective POS platform while reducing management and maintenance costs.

In the retail market, the Radiant’s point-of-sale solution has been adapted by resale partners for use in a wide variety of business formats, enabling a tighter fit to each retailer’s specific needs while expanding the possible market of buyers for our solution. In addition, this segment delivers value to retailers through an online store offering as well as a card payment processing service. Specifically for Petroleum retail, Radiant’s point-of-sale products are adapted to the needs of global multi-nationals, enabling them to deploy best practices in their worldwide operations.

The hospitality market point-of-sale solutions for Table Service Restaurants, Quick Service Restaurants, Stadiums, Arenas, and Cinema/Entertainment venues each offer distinct value to our customers and resale partners. Speed and accuracy of orders are paramount in restaurant formats, as are labor and food production integration. Consumer preferences are driving automation for a broad range of service models, from drive-thru to curb-side pickup, counter service, and more. Consumer loyalty and gift cards are just two of the significant enhancements offered to our customers in recent years. In addition to foodservice requirements, the Cinema segment has specialized needs related to theater systems, from management of internet ticket sales to reserved seating.

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

Site-Management Systems

Operators in both of Radiant’s segments have varying requirements for site-management systems, from the most basic site-based technology to the most advanced centralized back-office system. Radiant’s products are differentiated based on the needs of the different operating models of our customers and integrated into other components of the enterprise operation.

MenuLink and Quest Enterprise Manager back office solutions help operators run a more profitable hospitality business through the delivery of tools and critical information needed to help reduce food and labor costs, and improve customer service and management efficiency. Radiant’s enterprise site-management products offer comprehensive back office functionality that includes inventory and recipe management, purchasing, labor management, cash management and reporting.

In the retail segment, products such as Radiant Site Manager and CounterPoint SQL focus on specific retailer needs such as multi-site inventory management or fuel reconciliation, while leveraging open standards for integration to other components of the retailer enterprise.

Software Services

The delivery of software as a subscribed service with a recurring fee has become a significant enhancement to Radiant’s value proposition and business flexibility in support of our customers. One instance is Radiant’s Aloha eServices product suite, which is built to give restaurant operators tools to capitalize on revenue opportunities and prevent unnecessary costs or losses. This service combines intelligent features such as business alerts, a complete suite of enterprise-level reporting with drill-down analysis, as well as accounting and payroll interfaces. Enterprise comes complete with a robust centralized database management (CDM) toolset designed to facilitate data management, such as price and item changes, directly from the corporate office.

Radiant also offers its software through an application service provider (“ASP”) model. The ASP model allows customers to use Radiant software without requiring them to use their own hardware system capacity or maintain the software application on their own servers. This offering is available on a monthly fee basis.

In the Retail segment, the CPOnline product enables a retailer to move from bricks-and-mortar to being a full-featured online retailer through a simple managed service from Radiant.

Electronic payment services are also successful service-based software delivery offerings. The Retail segment of Radiant markets a high-speed credit card processing service, while the Hospitality segment has a large base of customers for its proprietary gift card branding program, eCard™. The consumer loyalty solution eFrequency™ is also offered to customers in all Hospitality segments on a recurring fee basis.

The Company expanded its business services in 2008 with the launch of Radiant Payment Services (“RPS”), a business aimed at selling and servicing electronic payment processing. RPS enhances Radiant’s current solutions by providing an integrated, turnkey payment processing solution for a wide variety of payment methods including credit, debit and gift card payments. The objective of RPS is to raise the level of customer service that is provided to business owners and operators by providing competitive and transparent pricing, increased accountability from a single vendor and the highest level of security for customer data and credit card transactions.

Professional Services

Professional services are an essential component of the Radiant solution; our service offerings include consulting, customization, training, installations and integration. Our professional services play a critical role in the successful design, implementation, application, installation and integration of Radiant’s solutions.

The market for Radiant’s professional services is intensely competitive. We believe that we excel in the principal competitive factors including product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support, and degree of integration effort as compared with competitor systems.

Maintenance and Customer Support

Radiant offers customer support on a 24-hour basis, a service that historically has been purchased by a majority of its customers and which also entitles the customer to product upgrades. Radiant can remotely access customers’ systems in order to perform quick diagnostics and provide on-line assistance. Additionally, Radiant offers customers hardware and software maintenance and unspecified software enhancements. In some cases, hardware support is provided by third parties. Radiant focuses on providing quality service and ensuring a first-time fix for any technical issue with our hardware. Our hardware maintenance program also provides flexible solutions and can be customized to meet specific customer needs. Radiant’s software maintenance program offers modifications and enhancements to our software products, including updates and corrections. We have historically had a high rate of renewal on these maintenance and support contracts.

Sales and Marketing

Through a focused and dedicated sales effort designed to address the requirements of both business segments, Radiant believes its sales force is positioned to understand its customers’ businesses, trends in the marketplace, competitive products and opportunities for new product development. This allows Radiant to take a consultative approach to working with customers.

Radiant’s sales personnel focus on selling its technology solutions to major customers, typically those with more than 50 locations or sites with more than 50 POS terminals, both domestically and internationally. All sales personnel are compensated with a base salary and commission based on revenue quotas, gross margins and/or other profitability measures.

Over the last several years, Radiant has seen an increase in the portion of revenues comprised of small businesses within both segments. This increase is due to Radiant’s increased investments in developing relationships with third-party resellers to distribute its products to small to medium-sized operators. Radiant accelerated the development of these relationships through acquisitions in both segments.

While serving and meeting the expectations of large operators remains a top priority, Radiant intends to serve the needs of all operators within its segments. To better serve the small to medium-sized customer, we will continue to develop the reseller channel and package solutions in a manner that is easy for operators to afford, implement and support. Radiant’s strategy is to deliver rich products that are easy to implement and support, establish a strong presence within critical franchised brands, and support resellers with strong operational tools.

In 2008, 2007 and 2006, the Company’s international revenues accounted for approximately 14%, 13% and 17%, respectively, of total revenues. Management believes that this percentage can be increased substantially in the coming years. The growing number of large, multi-national companies which are among Radiant’s major North American customers, together with its successful record of implementing solutions with retailers in Western Europe, Eastern Europe and Asia, positions Radiant to make additional progress internationally in the future. Additionally, the majority of Radiant’s current business outside the United States has been in the retail market. Management believes there is opportunity for significant growth in the hospitality and retail markets outside the United States. Currently, Radiant has 238 employees in Europe, Asia and Australia. Radiant has previously executed international projects in Australia, Canada, Spain, Italy, Austria, the Czech Republic, Hong Kong, Hungary, Ireland, Japan, Macau, Malaysia, Poland, Slovakia, Sweden, Switzerland, Thailand, Trinidad and Tobago and the United Kingdom. Radiant currently has offices in Adelaide, Geelong, Prague, Salzburg, Shanghai, Singapore, Spain and the United Kingdom and representation in Central America and South America.

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

During 2008, 2007 and 2006, no one customer made up 10% or more of the Company’s revenues. The Company is party to certain contracts with the U.S. Government, which contained standard termination for convenience clauses. The Company does not anticipate any material adverse financial impact if the U.S. Government elects to exercise its rights under these termination clauses.

Product Development

The products sold by Radiant are subject to rapid and continual technological change. Products available from Radiant, as well as from its competitors, have increasingly offered a wider range of features and capabilities. Radiant believes that in order to compete effectively in its selected markets, it must provide compatible systems incorporating new technologies at competitive prices. In order to achieve this, we have made a substantial ongoing commitment to research and development. During 2008, 2007 and 2006, Radiant incurred approximately $28.9 million, $26.2 million and $25.0 million, respectively, in product development costs, which includes software costs that were capitalizable in nature.

Radiant’s product development strategy is focused on creating common technology elements that can be leveraged in applications across its core markets. Radiant’s software architecture is based on open platforms and is modular, thereby allowing it to be phased into a customer’s operations. Radiant has developed numerous applications running on Microsoft Windows-based platforms, including Windows XP, Windows Vista, Windows XP Embedded, and Windows CE. The software architecture incorporates Microsoft’s Component Object Model, providing an efficient environment for application development.

In order to remain competitive, Radiant is currently designing, coding and testing a number of new products and developing expanded functionality of its current products. In addition, Radiant strives to achieve compatibility between its products and products that are, or that Radiant believes will become, popular and widely adopted.

Manufacturing, Raw Materials and Supplies

Radiant’s manufacturing activities consist primarily of assembling various commercial and proprietary components into finished systems in Georgia, Austria and Australia. Manufacturing requires some raw materials, including a wide variety of mechanical and electrical components, to be manufactured to Radiant’s specifications. Radiant uses numerous companies to supply parts, components and subassemblies for the manufacture and support of its products. Although Radiant makes reasonable efforts to assure that parts are available from multiple qualified suppliers, this is not always possible. Accordingly, some key parts may be obtained only from a single supplier or a limited group of suppliers. Radiant has sought, and will continue to seek, to minimize the risk of production and service interruptions and/or shortages of key parts by: (1) qualifying and selecting alternate suppliers for key parts; (2) monitoring the financial condition of key suppliers; (3) maintaining appropriate inventories of key parts; and (4) qualifying new parts on a timely basis.

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

Recent trends in the hospitality and retail industries have accelerated the need for timely information and have heightened demand for feature-rich operational systems. Based in part upon industry association reports and other studies, as well as Radiant’s experience in marketing its products, we believe consumer preferences have shifted away from brand loyalty toward value and convenience, creating a greater need for timely data concerning consumer buying patterns and preferences. We also believe that convenient consumer-activated ordering and payment systems, such as automated kiosks, ATMs, voice response units and “pay at the pump” systems have become important to retailers, food service providers, and cinema operators that wish to retain and build a customer base. Additionally, through the use of integrated systems, hospitality and retail businesses can improve operational efficiencies through better management of inventory, purchasing, merchandising, pricing, promotions and shrinkage control. Management believes that the ability to provide tight system integration to a variety of industry standard back-office solutions can enable customers to improve control and enforce best practices across operational sites. Furthermore, management believes that the constant flow of information among the point-of-sale, back-office, headquarters and the supply chain has become a key competitive advantage in the hospitality and retail industries, resulting in operators demanding more sophisticated and easily integrated solutions from their systems vendors. In a parallel development, technological advances have improved the capability of information systems that are available. With the price of computing power declining, technology investments have become economically feasible for many hospitality and retail businesses. Furthermore, computing power has become increasingly flexible and distributable, facilitating data capture and processing by applications located at the point-of-sale. Also, front-end graphical user interfaces have made systems easier to use, which reduces training time and transaction costs and facilitates more types of consumer-activated applications.

Competition

The markets in which Radiant operates are intensely competitive. Radiant believes the principal competitive factors include product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with competitor systems.

Radiant believes it is uniquely positioned with its exclusive focus on providing site management systems for hospitality and retail businesses. Radiant’s ability to commercialize its technology and continually improve its products, processes and services, as well as its ability to develop new products, enables it to meet continually evolving customer requirements. Radiant’s competitors include International Business Machines, Corp., NCR Corporation, Casio, Dell, VeriFone, Inc., Dresser, Inc., Retalix, Ltd., Pacer/CATS (owned by Clarity Commerce Solutions plc), Micros Systems, Inc., Par Technology Corporation, POSitouch, Panasonic, The Pinnacle Corporation, Agilysys, RetailPro, JDA Software, Epicore and others that provide point-of-sale and site management systems with varying degrees of functionality.

The Company could also be faced with new market entrants attempting to develop fully integrated systems targeting the retail industry. Radiant believes the risk of this happening is small due to the significant amount of time and effort required to create point-of-sale and back-office headquarters-based management systems, and due to the detailed knowledge required of a retailer’s operations at local sites and headquarters in order to duplicate the functionality of these products.

In the market for consulting services, the Company competes with various companies. Many of Radiant’s existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company.

Proprietary Rights

Radiant’s success and ability to compete is dependent in part upon its proprietary technology, including its software source code. To protect its proprietary technology, Radiant relies on a combination of trade secret, nondisclosure, copyright and patent law, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although Radiant relies on the limited protection afforded by such intellectual property laws, it also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable maintenance are essential to establishing and maintaining a technology leadership position. Radiant presently has five patents and six patents pending. The source code for Radiant’s various proprietary software products is protected both as a trade secret and as a copyrighted work. Radiant generally enters into confidentiality or license agreements with its employees, consultants and customers, and generally controls access to and distribution of its software, documentation and other proprietary information. Although the Company restricts customers’ use of its software and does not permit the unauthorized resale, sublicense or other transfer of such software, there can be no assurance that unauthorized use of the Company’s technology will not occur.

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

Employees

As of December 31, 2008, the Company employed 1,354 people. None of Radiant’s employees is represented by a collective bargaining agreement nor has the Company experienced any work stoppages. Radiant considers its relations with its employees to be good.

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

Foreign Operations

For information regarding sales and long-lived assets attributable to domestic and foreign operations, please refer to the information presented in Note 14 - Segment Reporting Data in the notes to our consolidated financial statements, presented in Part II, Item 8 of this report.

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

Our revenue and profitability depend on the overall demand for our products and related services. We are impacted both directly and indirectly by declining global economic conditions. The retail and hospitality industries are cautious of investments in information technology during difficult economic times, which often results in reduced budgets and spending. This impacts us through reduced revenues, elongated selling cycles, delays in product implementation and increased competitive margin pressure. The recent severe downturn in global economic and market conditions could result in decreases in demand for our products and related services as the current tightening of credit in financial markets may adversely affect the ability of our customers to obtain financing for significant purchases and operations. We are unable to predict with certainty the future impact which the most recent global economic conditions will have on the demand for our products and related services.

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

Approximately 75%, 68% and 64% of the our total revenues for the fiscal years ended December 31, 2008, 2007 and 2006, respectively, were attributable to the hospitality market and approximately 24%, 31% and 35% of our total revenues for the fiscal years ended December 31, 2008, 2007 and 2006, respectively, were attributable to the retail market. The hospitality and retail markets are affected by a variety of factors, including global and regional instability, governmental policy and regulation, political instability, natural disasters, environmental and health disasters, consumer buying habits, consolidation in the petroleum industry, war, terrorism and general economic conditions. Adverse developments in either market could materially and adversely affect our business, operating results and financial condition. In addition, we believe the purchase of our products is relatively discretionary and generally involves a significant commitment of capital, because purchases of our products are often accompanied by large scale hardware purchases. As a result, demand for our products and services could be disproportionately affected by instability or downturns in the hospitality and retail markets which may cause customers to exit the industry or delay, cancel or reduce planned-for information management systems and software products.

We may be required to defer recognition of revenues on our software products, which may have a material adverse effect on our financial results.

We may be required to defer recognition of revenues for a significant period of time after entering into a license agreement for a variety of factors, including the following:

•

transactions that include both currently deliverable software products and arrangements that include specified upgrades for which we have not established vendor-specific objective evidence (“VSOE”) of fair value;

•	transactions where the customer demands services that include significant modifications, customizations or complex interfaces that could delay product delivery or acceptance; and

•	transactions that involve acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as performance issues.

Because of the factors listed above and other specific requirements under generally accepted accounting principles (“GAAP”) for software revenue recognition, we must have very precise terms in our license agreements in order to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that meets the criteria under GAAP for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes result in deferred revenue recognition well after the time of delivery or project completion.

Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter, which could adversely affect our business and the market price of our common stock.

Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. These fluctuations can adversely affect our business and the market price of our common stock. License revenues in any quarter depend substantially upon our total contracting activity and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our contracting activity is difficult to forecast for a variety of reasons, including the following:

•	our sales cycle is relatively long and varies as a result of us expanding our product line and broadening our software product applications to cover a customer’s overall business;

•	the size of license transactions can vary significantly;

•	economic downturns are often characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs, which can substantially reduce contracting activity;

•

customers may unexpectedly postpone or cancel anticipated system replacements or new system evaluations due to changes in their strategic priorities, project objectives, budgetary constraints or management;

•

customer evaluations and purchasing processes vary significantly from company to company, and a customer’s internal approval and expenditure authorization process can be difficult and time consuming, even after selection of a vendor;

•	changes in our pricing policies and discount plans may affect customer purchasing patterns;

•	the number, timing and significance of our and our competitors’ software product enhancements and new software product announcements may affect purchasing decisions;

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

•	fluctuations in the value of foreign currency exchange rates relative to the U.S. dollar or weakening of the U.S. dollar may adversely impact our ability to purchase materials at a competitive price.

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

Since the gross margins on product revenues are significantly greater than the gross margins on services revenues, our combined gross margin has fluctuated from quarter to quarter and it may continue to fluctuate significantly based on revenue mix.

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

We can provide no assurance that we will be able to continue funding research and development at levels sufficient to enhance our current product offerings or be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers. There can also be no assurance that we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, or to the revenue levels or profit margins with respect to these products. Our inability, for any reason, to develop and introduce new products and product enhancements in a timely manner in response to changing market conditions or customer requirements could materially adversely affect our business, financial position, results of operations and cash flow.

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

Implementation of our software products can be a lengthy process, and commitment of resources by our customers is subject to a number of significant risks over which we have little or no control. Delays in the implementations of any of our software products, whether by our business partners or us, may result in customer dissatisfaction, disputes with customers, or damage to our reputation. Significant problems implementing our software can cause delays or prevent us from collecting fees for our software and can damage our ability to generate new business.

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

The growth in the size and complexity of our business and the expansion of our product lines and customer base may place a significant strain on our management and operations. An increase in the demand for our products could strain our resources or result in delivery problems, delayed software releases, slow response time, or insufficient resources for assisting customer with implementation of our products and services, which could have a material adverse effect on our business, operating results and financial condition. We anticipate that continued growth, if any, will require us to recruit, hire and assimilate a substantial number of new employees, including consulting, product development, sales and marketing, and administrative personnel.

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

For example, until we actually assume operating control of the business assets and operations, it is difficult to ascertain with precision the actual value or the potential liabilities of our acquisitions. We may not be able to integrate successfully any business, technologies or personnel that we have acquired or that we might acquire in the future, and this could harm our financial position, results of operations, and cash flows.

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

Our success and ability to compete are dependent upon our ability to protect our proprietary technology.

Our success and ability to compete are dependent in part upon our ability to protect our proprietary technology. We rely on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect this proprietary technology. We enter into confidentiality and non-compete agreements with our employees and license agreements with our customers and potential customers, which limit access to and distribution of our software, documentation and other proprietary information. We can provide no assurance that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

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

Certain technology used in conjunction with our products is licensed from third parties, generally on a non-exclusive basis. The termination of any of these licenses, or the failure of the third-party licensors to maintain or update their products adequately, could result in delay in our ability to ship certain of our products while we seek to implement technology offered by alternative sources, and any required replacement licenses could prove costly. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we can provide no assurance that we will be able to do so on commercially reasonable terms or at all.

If we become subject to adverse claims alleging infringement of third-party proprietary rights, we may incur substantial unanticipated costs and our competitive position may suffer.

There has been a substantial amount of litigation in the software industries regarding intellectual property rights. It is possible that in the future third parties may claim that our current or potential future software solutions infringe on their intellectual property. We anticipate that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grow. Although we are not aware of any infringement by our technology on the proprietary rights of others and are not currently subject to any legal proceedings involving claimed infringements, we can provide no assurance that we will not be subject to such third-party claims, litigation or indemnity demands or that these claims will not be successful. If a claim or indemnity demand were to be brought against us, it could result in costly litigation or product shipment delays, or force us to stop selling or providing services or enter into costly royalty or license agreements.

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

Our international revenues represented approximately $42.5 million, $33.5 million and $38.4 million, or 14%, 13% and 17%, respectively, of our total revenues for our 2008, 2007 and 2006 fiscal years, respectively, and we will continue to invest in expanding our international operations. The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in domestic locations. The following factors, among others, present risks that could have an adverse impact on our business, operating results and financial condition:

•	weaker protection of intellectual property rights;

•	an inability to replicate previous international revenues;

•

currency controls and fluctuations in currency exchange rates and the potential inability to hedge the currency risk in some transactions because of uncertainty or the inability to reasonably estimate our foreign exchange exposure;

•	possible increased costs and development time to adapt our products to local markets;

•	potential lack of experience in a particular geographic market;

•

legal, regulatory, social, political, labor or economic conditions in a specific country or region, including loss or modification of exemptions for taxes and tariffs, and import and export license requirements which may have a negative impact on us;

•	higher operating costs in many foreign countries;

•	Anti-American sentiment due to the war in Iraq and other American policies that may be unpopular in certain regions; and

•	Challenges of finding qualified personnel for our international operations.

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

We are subject to income and sales taxes in the United States and all of the other countries in which we conduct business. Additionally, we may be subject to certain tariffs imposed by the World Trade Organization and other governing bodies designed to tax U.S. imports. Significant judgment is required in determining our worldwide provision for income taxes. This determination is highly complex and requires detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. If we receive an adverse ruling during an audit, or we unilaterally determine that we have misinterpreted provisions of the myriad tax regulations to which we are subject, there could be a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made.

Our goodwill or amortizable intangible assets may become impaired.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a non-cash charge to earnings. Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, and therefore need to be reduced or written off altogether, include a decline in stock price and market capitalization, reduced future revenues, cash flows or growth estimates, failure to meet earnings forecasts and a reduction in use or discontinuation of the purchased products. If we determine that an impairment has occurred, we are required to record a charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This charge will correspondingly reduce our results of operations, perhaps materially.

Risks Related to an Investment in Our Common Stock

Investment in our common stock involves risk and we do not expect to pay dividends on our common stock in the foreseeable future.

The market price for our common stock has in the past experienced substantial price volatility and such volatility may occur in the future. The current global economic downturn and negative market conditions throughout 2008 have contributed to a significant decline in the market price of our common stock. Our quarterly operating results, the results of other companies participating in the computer-based products and services industry, changes in conditions in the economy or the financial markets of the computer products and services industries, natural disasters or other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology stocks and have often been unrelated or disproportionate to the operating performance of these companies. For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of our common stock.

Our executive officers own a significant amount of our common stock and will be able to exercise significant influence on matters requiring shareholder approval.

Our executive officers collectively owned approximately 15% of our outstanding common stock as of March 2, 2009. Consequently, together they continue to be able to exert significant influence over the election of our directors, the outcome of most corporate actions requiring shareholder approval and our business.

Our Articles of Incorporation contain anti-takeover provisions which could have the effect of making it more difficult for a third party to acquire control of us.

Our amended and restated articles of incorporation authorize our board of directors to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of the preferred stock without further vote or action by our shareholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. While we have no present intention to issue any shares of preferred stock, such issuance, while providing desired flexibility in connection with possible acquisitions and other corporate actions, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. For example, an issuance of preferred stock could:

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

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our 2008 fiscal year relating to our periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES

The Company currently conducts its operations from 15 locations and 18 different facilities. With the exception of two properties, all of our facilities are leased. The facilities consist of assembly/warehouse and sales/administrative offices totaling approximately 410,000 square feet. In addition, the Company subleases approximately 120,000 square feet at two facilities in Alpharetta, Georgia. The long-term leases on the Company’s facilities expire at various dates through 2017. The Company also has a total of eight corporate apartment leases. The apartments are located in Alpharetta, GA; Fresno, CA; Prague, Czech Republic; London, UK; Kent, UK; two in Shanghai, China; and one in Singapore. The leases expire on various dates through February 2010. The Company believes its facilities are adequate for its current needs and does not anticipate any material difficulty in securing facilities for new space, should the need arise. See “Liquidity and Capital Resources” for a summary of the Company’s lease obligations. A summary of our principal leased and owned properties that are currently in use is as follows:

Location	Description	Area (sq. feet)	Lease Expiration
Alpharetta, Georgia	Office space	106,631	January 2013
Alpharetta, Georgia	Assembly and warehouse	101,570	January 2011
Alpharetta, Georgia (1)	Office space	75,759	January 2013
Fort Worth, Texas	Office space	66,882	July 2016
Alpharetta, Georgia (2)	Office space	43,715	December 2010
Memphis, Tennessee	Office space	28,792	December 2010
Salzburg, Austria	Office and warehouse space	22,383	December 2017
Irvine, California	Office and warehouse space	18,000	April 2013
Geelong, Australia (3)	Office and warehouse space	12,650	Various thru February 2011
Adelaide, Australia	Office, assembly and warehouse space	10,721	March 2010
Huntington Beach, California	Office space	9,706	February 2009
Alpharetta, Georgia	Warehouse	9,600	April 2011
Prague, Czech Republic	Office space	8,216	January 2009
Kent, United Kingdom	Office space	3,757	Owned
Aurora, Colorado	Office space	2,356	June 2013
San Francisco, California	Office space	2,265	February 2009
Madrid, Spain	Office space	1,500	March 2010
Singapore	Office space	1,399	April 2010
Shanghai, China	Office space	1,251	April 2010
Melbourne, Australia (4)	Office space	1,130	N/A - 50% owned
Syracuse, New York	Office space	897	July 2009

(1)	The Company is subleasing 100% of this facility. The sublease expires concurrent with the Company’s primary lease agreement in January 2013.
(2)	The Company is subleasing 100% of this facility. The sublease expires concurrent with the Company’s primary lease agreement in December 2010.
(3)	The Company has a total of three leased facilities in Geelong, Australia. Certain leases expire on various dates through February 2011 while others are on a month-to-month basis.
(4)	The Company’s 50% share of this facility was sold during the first quarter of 2009.

ITEM 3.	LEGAL PROCEEDINGS

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

The information contained in Item 4 of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008 is incorporated herein by reference.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The NASDAQ Stock Market under the symbol “RADS.” The following table sets forth the high and low closing sales prices of our common stock for the periods indicated as reported by The NASDAQ Stock Market.

Year ended December 31, 2008	High	Low
First Quarter	$17.31	$12.04
Second Quarter	14.31	10.73
Third Quarter	12.27	8.33
Fourth Quarter	8.36	3.05

Year ended December 31, 2007	High	Low
First Quarter	$13.03	$10.36
Second Quarter	13.98	12.40
Third Quarter	16.51	12.76
Fourth Quarter	17.95	14.26

As of March 2, 2009, there were 126 holders of record of the Company’s common stock. The closing price for the stock on this date was $2.99. Management of the Company believes that there are in excess of 7,600 beneficial holders of its common stock.

Performance Graph

The following graph compares the performance of Radiant’s common stock with the performance of the NASDAQ Stock Market Index and the NASDAQ Computer and Data Processing Stock Index for a five year period by measuring the changes in common stock prices from December 31, 2003 to December 31, 2008.

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

As part of the debt covenants with Wells Fargo Foothills Inc., the Company was prohibited from paying any future dividends without first obtaining consent from this lender. The Company refinanced its credit agreement with Wells Fargo in January 2008 and executed a new credit agreement with JP Morgan Chase Bank, N.A. (the “JPM Credit Agreement”). The JPM Credit Agreement contains limitations on the Company’s ability to declare and pay cash dividends. Further explanation of this agreement is presented in Note 7 of the consolidated financial statements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2008, under which the equity securities of the Company were authorized for issuance:

(in thousands, except per share data)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans
Approved by Shareholders:
1995 Stock Option Plan	3,872	$9.75	—
1997 Non-Management Directors Stock Option Plan	243	$10.18	—
1998 Employee Stock Purchase Plan	—	—	963
2005 Long-Term Incentive Plan	2,244	$12.28	1,910
Not approved by shareholders:	—	—	—

Total	6,359	$10.66	2,873

Purchases of Common Stock

In the fourth quarter of 2007, the Board of Directors of the Company authorized a re-commencement of the Company’s stock repurchase program authorizing the repurchase of up to 1.0 million shares of its common stock at a price not to exceed $25.00 per share through November 2009. No such purchases were made during 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for each of its five most recent fiscal years which have been derived from the consolidated financial statements of the Company. The financial data as of and for the year ended December 31, 2004 include Radiant’s acquisition of Aloha Technologies and certain affiliated entities (collectively, “Aloha”) which took place in January 2004. The financial data as of and for the year ended December 31, 2005 includes Radiant’s acquisition of MenuLink, which took place in October 2005. The financial data as of and for the year ended December 31, 2006 includes Radiant’s acquisition of Synchronics, which took place in January 2006. The financial data as of and for the year ended December 31, 2008 includes Radiant’s acquisition of Quest, Hospitality EPoS, Jadeon and Orderman, which took place in January 2008, April 2008, May 2008 and July 2008, respectively. See Note 5 to the consolidated financial statements for further explanation regarding these acquisitions. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and the notes thereto included elsewhere herein (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:

Revenues	$301,576	$253,198	$222,310	$172,042	$134,874

Cost of revenues	172,514	141,061	124,451	102,292	75,918

Gross profit	129,062	112,137	97,859	69,750	58,956

Income from continuing operations (1)	11,028	11,843	18,357	5,562	1,475

Income from discontinued Enterprise business, net	—	—	—	—	2,713

Net income	11,028	11,843	18,357	5,562	4,188

Income per share from continuing operations:

Basic income per share	$0.34	$0.38	$0.59	$0.19	$0.05

Diluted income per share	$0.33	$0.36	$0.56	$0.18	$0.05

Net income per share:

Basic income per share	$0.34	$0.38	$0.59	$0.19	$0.15

Diluted income per share	$0.33	$0.36	$0.56	$0.18	$0.14

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:

Working capital	$41,578	$51,720	$29,656	$22,822	$19,186

Total assets	303,542	221,959	198,655	142,505	129,754

Long-term debt, including current portion	98,466	20,467	34,194	18,383	18,553

Shareholders’ equity	140,331	141,956	115,971	84,433	73,307

(1)	Fiscal year ended December 31, 2006 includes an income tax benefit of approximately $10.3 million. See Note 10 in the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of technology focused on the development, installation and delivery of solutions for managing site operations of hospitality and retail businesses. Our point-of-sale and back-office technology is designed to enable businesses to deliver exceptional customer service while improving profitability. We offer a full range of products and services that are tailored to specific hospitality and retail market needs including hardware, software, professional services and electronic payment processing. The Company offers best-of-breed solutions designed for ease of integration in managing site operations, thus enabling operators to improve customer service while reducing costs. We believe our approach to site operations is unique in that our product solutions provide enterprise visibility and control at the site, field, and headquarters levels.

The Company manages its business in two reportable segments: (i) Hospitality (which includes the former Entertainment segment and the recently acquired businesses of Orderman GmbH, Jadeon, Hospitality EPoS Systems and Quest Retail Technology), and (ii) Retail (which is comprised of the former Petroleum and Convenience Retail segment and the Synchronics business). Each segment focuses on delivering site management systems, including point-of-sale, self-service kiosk, and back-office systems, designed specifically for each of the core vertical markets.

Radiant’s financial performance during 2008 was positively impacted by strategic decisions designed to generate future revenue and operating income growth. The most significant factors that affected Radiant’s results of operations and financial condition during 2008 were growth within our Hospitality segment through our direct sales channel, growth within our Retail segment through our indirect sales channel, additional transaction fee revenues resulting from our new electronic payment processing business and market penetration of the products acquired in the Quest Retail Technology transaction. A brief summary of this and other recent acquisitions is noted below and is followed by discussion of our new electronic payment processing business.

Acquisition of Orderman

On July 1, 2008, the Company acquired Orderman GmbH (“Orderman”), one of the leading manufacturers of wireless handheld ordering and payment devices for the hospitality industry. Headquartered in Salzburg, Austria, Orderman has provided innovative mobile solutions since 1994. Orderman distributes its solutions through a reseller network of more than 600 partners that have deployed approximately 50,000 handheld devices, predominately in Europe. The acquisition enables Radiant to accelerate the adoption of mobile devices in the global hospitality sector. The total purchase price was approximately $33.0 million. The acquisition of Orderman was dilutive to 2008 earnings as adjusted to exclude amortization of intangible assets. The operations of the Orderman business have been included in our consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

Acquisition of Jadeon

On May 1, 2008, Radiant acquired substantially all of the assets of Jadeon, Inc. (“Jadeon”), one of the Company’s resellers in California. Headquartered in Irvine, just outside Los Angeles, Jadeon has been delivering and supporting Radiant’s hospitality point-of-sale solutions since 2001. Jadeon offers a full range of technology systems and implementation and support services throughout the West coast. The acquisition enables Radiant to strengthen its service capabilities and relationships with key accounts. Jadeon also serves as a platform for Radiant to strengthen its West coast market presence, specifically in the Los Angeles and San Francisco markets, allowing better penetration in the largest market in North America. The total purchase price was approximately $7.0 million. The operations of the Jadeon business have been included in our consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

Acquisition of Hospitality EPoS Systems

On April 4, 2008, the Company acquired Hospitality EPoS Systems Ltd. (“Hospitality EPoS”), a leading technology supplier to the U.K. hospitality market since 1992. Headquartered in Kent, England, just outside London, Hospitality EPoS provided substantial capabilities for sales, implementation and support services and represented Radiant’s suite of hospitality products including Aloha point-of-sale software, Enterprise.com above-store reporting, gift card and loyalty programs, MenuLink back-office and Radiant hardware. The total purchase price was approximately $6.1 million. The operations of the Hospitality EPoS business have been included in our consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

Acquisition of Quest Retail Technology

On January 4, 2008, the Company acquired Quest Retail Technology (“Quest”), a privately held company based in Adelaide, Australia. Quest is a global provider of point-of-sale and back office solutions to stadiums, arenas, convention centers, race courses, theme parks and various other industries. The total purchase price was approximately $53.4 million. The operations of the Quest business have been included in our consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

Acquisition of Synchronics

On January 3, 2006, the Company acquired substantially all of the assets of Synchronics, Inc. (“Synchronics”), a supplier of business management and point-of-sale software for the specialty retail industry. Total consideration was approximately $26.8 million, and consisted of approximately $19.5 million in cash and 605,135 shares of restricted common stock with a value of $12.05 per share in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The cash portion of the purchase price was paid on the date of closing. The operations of the Synchronics business have been included in the Company’s consolidated results of operations from the date of acquisition. The results of these operations are reported under the Retail segment.

Launch of Radiant Payment Services

Radiant expanded its business services in 2008 with the launch of Radiant Payment Services (“RPS”), a business aimed at selling and servicing electronic payment processing. RPS enhances Radiant’s current solutions by providing an integrated, turnkey payment processing solution for a wide variety of payment methods including credit, debit and gift card payments. The objective of RPS is to raise the level of customer service that is provided to business owners and operators by providing competitive and transparent pricing, increased accountability from a single vendor and the highest level of security for customer data and credit card transactions.

To the extent that we believe acquisitions, joint ventures or new businesses can position us to better to serve our current segments, we will continue to pursue such opportunities in the future.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to total revenues:

	Year ended December 31,
	2008	2007	2006
Revenues:
Systems	51.6%	57.1%	58.3%
Maintenance, subscription and transaction services	36.1	32.5	31.8
Professional services	12.3	10.4	9.9

Total revenues	100.0	100.0	100.0

Cost of revenues:
Systems	27.5	30.2	30.7
Maintenance, subscription and transaction services	20.8	17.5	17.5
Professional services	8.9	7.9	7.8

Total cost of revenues	57.2	55.6	56.0

Gross profit	42.8	44.3	44.0

Operating expenses:
Product development	8.2	9.3	9.8
Sales and marketing	12.1	11.4	11.9
Depreciation of fixed assets	1.6	1.6	1.6
Amortization of intangible assets	2.6	1.7	3.7
General and administrative	10.4	11.1	11.4
Other charges, net	0.5	—	0.7

Total operating expenses	35.4	35.1	39.0

Income from operations	7.4	9.2	5.0
Interest and other expense, net	1.7	1.0	1.3

Income from operations before income tax provision	5.7	8.2	3.7
Income tax (provision) benefit	(2.0)	(3.5)	4.6

Net income	3.7%	4.7%	8.3%

Year ended December 31, 2008 compared to year ended December 31, 2007

The Company earned net income of $0.33 per diluted common share in 2008, compared with $0.36 per diluted common share in 2007. In addition, the Company’s revenues increased during the year ended December 31, 2008 by $48.4 million, or 19%, compared to the year ended December 31, 2007. The increase in revenue was primarily due to the acquisitions completed in 2008 in addition to new contracts within our direct channel in our Hospitality segment and new contracts within our indirect channel in our Retail segment. In addition, continued market penetration of the products previously acquired through acquisitions and transaction fee revenue resulting from our new electronic payment processing business contributed to the increase.

Systems – The Company derives the majority of its revenues from sales and licensing fees for its point-of-sale hardware and software, site management software solutions and peripherals. Systems revenue for 2008 was $155.6 million compared to $144.6 million in 2007, an increase of $11.0 million, or 8%. The year over year increase is primarily due to the additional revenues resulting from the acquisitions of Orderman, Quest, Hospitality EPoS and Jadeon and the continued expansion of direct sales in the Hospitality segment. The increase from 2007 to 2008 was partially offset by a decrease in our Retail business segment.

Maintenance, subscription and transaction services – The Company derives revenues from maintenance, subscription and transaction services including hardware maintenance, software support and maintenance, hosting services and credit card transaction services. The majority of these revenues are derived from support and maintenance, which is structured on a renewable basis and is directly attributable to the base of installed sites. Close to 100% of all subscription, maintenance and support contracts are renewed annually. Revenues from maintenance, subscription and transaction services increased by $26.7 million, or 33%, from 2007 to $108.9 million in 2008. The increase is primarily due to the additional revenues generated in both software and hardware support and maintenance resulting from increased systems sales in 2008, additional revenues resulting from our electronic payment processing business and additional revenues resulting from the acquisitions of Quest and Jadeon. The Company believes separate disclosure of the maintenance, subscription and transaction services revenue and the associated costs is meaningful to investors and provides an important measure of the Company’s business performance. Previously reported amounts have been recast to conform to the current year presentation and have no impact on previously reported total revenues, total cost of revenues or net income.

Professional services – The Company also derives revenues from professional services such as consulting, training, custom software development and system installations. Revenues from professional services increased by $10.6 million, or 40%, from 2007 to $37.0 million in 2008. The increase is primarily due to the additional revenues resulting from the acquisitions of Quest and Jadeon, the continued expansion of direct sales in the Hospitality segment and the continued growth of new site installations in our hospitality markets.

Systems gross profit – Cost of systems consists primarily of hardware and peripherals for site-based systems and amortization of capitalized labor costs for internally developed software. All costs, other than capitalized software development costs, are expensed as products are shipped, while capitalized software development costs are amortized to expense on a straight-line basis over the estimated useful life of the software. Systems gross profit increased during 2008 by $4.6 million, or 7%, to $72.7 million, while the gross margin percentage remained constant at 47% in 2008 compared to 2007. We expect our systems gross profit percentage for 2009 to be comparable with 2008.

Maintenance, subscription and transaction services gross profit – Cost of maintenance, subscription and transaction services consists primarily of personnel and other costs to provide support and maintenance services, hosting services and credit card transaction services. The gross profit on maintenance, subscription and transaction services revenue increased during 2008 by $8.5 million, or 22%, to $46.3 million, while the gross margin percentage decreased by three points to 43% for 2008 compared to 2007. The decrease in the gross margin percentage is primarily the result of a decrease in our hardware maintenance margin. Specifically, the Jadeon business has a lower margin on hardware maintenance than Radiant, but we expect to be able to increase these margins as we continue our integration of Jadeon into our core business. We also expect our maintenance, subscription and transaction services gross profit percentage for 2009 to increase based on anticipated growth in our electronic payment processing business which has a higher margin than other components of our maintenance and subscription revenues.

Professional services gross profit – Cost of professional services consists primarily of personnel costs for consulting, training, custom software development and installation services. The gross profit on professional services revenue increased during 2008 by $3.9 million, or 62%, to $10.1 million while the gross margin percentage increased by four points to 27% for 2008 compared to 2007. The increase in the gross margin percentage is the result of continued focus on improving margins within our consulting and custom development services through better utilization of personnel. The Company expects our professional services gross profit percentage for 2009 to increase compared to 2008 based on cost efficiencies gained as a result of our restructuring efforts.

Segment revenues – Total revenues in the Hospitality business segment were $225.0 million in 2008 compared to $170.5 million in 2007, an increase of $54.5 million, or 32%. The increase is primarily due to the additional revenues resulting from the acquisitions of Orderman, Quest, Hospitality EPoS, and Jadeon, and an increase within our direct sales channel.

Total revenues in the Retail business segment were $73.1 million in 2008 compared to $80.5 million in 2007, a decrease of $7.5 million, or 9%. The decrease is primarily attributable to economic factors that have resulted in a decrease in demand by convenience store operators. This decrease was partially offset by an increase in revenues within our indirect sales channel.

Segment net income before allocation of central costs – The Company measures segment profit based on net income before the allocation of certain central costs. For the year ended December 31, 2008, total net income before allocation of central costs in the Hospitality business segment increased by $1.2 million, or 3%, compared to the same period in 2007. The increase from 2007 is primarily due to the profitability driven by the acquisition of Quest and additional revenue and profits in our food service operating unit. This increase was partially offset by an expected decrease in our entertainment operating unit and a net loss in our Orderman business.

For the year ended December 31, 2008, total net income before allocation of central costs in the Retail business segment decreased by $6.5 million, or 38%, compared to the same period in 2007. The decrease from 2007 is primarily the result of a reduction in revenue from the Retail business segment (specifically our petroleum and convenience store operating unit) and a decrease in gross profit due to changes in product mix.

Total operating expenses – Total operating expenses for 2008 increased by $17.9 million, or 20%, as compared to 2007. Total operating expenses as a percentage of total revenues were 35% in 2008 and 2007. The components of operating expenses are discussed below:

•

Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues which are included in costs of customer support, maintenance and other services. Product development expenses increased during 2008 by $1.4 million, or 6%, compared to 2007, primarily due to the additional expense structure assumed by the acquisitions made during the year. Product development expense as a percentage of total revenue was 8% and 9% in 2008 and 2007, respectively.

•

Sales and marketing expenses – Sales and marketing expenses increased by $7.5 million, or 26%, compared to 2007. This increase is primarily related to the incremental sales and marketing expenses resulting from the acquisitions of Orderman, Quest, Hospitality EPoS and Jadeon and the hiring of additional personnel to manage and support our sales growth. Sales and marketing expenses as a percentage of total revenue were 12% and 11% in 2008 and 2007, respectively.

•

Depreciation of fixed assets and amortization of intangible assets – Depreciation and amortization expense increased by $4.1 million, or 49%, in 2008 as compared to 2007. The increase from 2007 is directly related to the amortization of certain intangible assets related to the acquisitions of Orderman, Quest, Hospitality EPoS and Jadeon, as well as additional depreciation expense resulting from the growth in our fixed assets. Depreciation and amortization expenses as a percentage of revenues were 4% and 3% during 2008 and 2007, respectively.

•

General and administrative expenses – General and administrative expenses increased by $3.3 million, or 12%, as compared to 2007. The increase from 2007 is primarily due to the additional expense structure assumed by the acquisitions made during the year. General and administrative expenses as a percentage of total revenue were 10% and 11% in 2008 and 2007, respectively.

•

Other charges and income, net – The amounts contained under this heading are non-recurring in nature and, as such, it is not practical to compare amounts between the current period and previous periods. However, a description of the items which comprise these amounts follows. See Note 8 to the consolidated financial statements for further discussion of these items.

During the fourth quarter of 2008, the Company recorded an impairment charge of $1.0 million related to the write down of a capitalized software product and a charge of $0.4 million related to severance payments and the restructuring of the organization. These charges were offset by a gain of $1.4 million on the sale of land near its corporate headquarters.

During the third quarter of 2008, the Company recorded a restructuring charge of $2.1 million related to amending a sublease agreement on a facility in Alpharetta, Georgia.

During the second quarter of 2008, the Company recorded a gain of approximately $0.5 million as a result of entering into a forward exchange contract in preparation for the acquisition of Orderman.

During the first quarter of 2008, the Company recorded a gain of approximately $0.3 million as a result of entering into a forward exchange contract in preparation for the acquisition of Quest. This gain was offset by approximately $0.4 million in debt cost write-offs and penalties associated with early termination of a credit agreement as described in Note 7 to the consolidated financial statements.

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

In 2005, Radiant decided to consolidate certain facilities located in Alpharetta, Georgia, in order to reduce future operating costs. This resulted in the abandonment of one facility, which formerly housed the Company’s customer support call center. The restructuring charges were not attributable to any of the Company’s reportable segments. In accordance with SFAS 146, the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments at the abandonment date less the estimated sublease rentals that could reasonably be obtained from the property. This consolidation resulted in a restructuring charge of $1.5 million in 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. The Company updated its restructuring reserve analysis in 2007 and reduced the reserve by $0.2 million as the initial assumption regarding the ability to sublease the facility changed. As of December 31, 2008, the Company had accrued $1.6 million related to these lease commitments.

Interest income and expense – The Company’s interest expense includes interest expense incurred on its long-term debt and capital lease obligations. Interest income is derived from the investment of our cash and cash equivalents. Net interest expense increased from $2.4 million in 2007 to $4.9 million in 2008. This increase is directly attributable to the debt assumed when the Company entered into the JPM Credit Agreement and additional borrowings were obtained on its revolving loan during 2008 to finance the acquisitions of Orderman, Quest, Hospitality EPoS and Jadeon, as further described in Notes 5 and 7 to the consolidated financial statements.

Provision for income taxes – The Company’s effective income tax rate was 35.4% in 2008, 42.7% in 2007 and (127.9%) in 2006. See Note 10 of the consolidated financial statements for additional discussion of income taxes.

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

Systems – The Company derives the majority of its revenues from sales and licensing fees for its point-of-sale hardware and software, site management software solutions and peripherals. Systems revenue for 2007 was $144.6 million compared to $129.6 million in 2006, an increase of $15.0 million, or 12%. The year over year increase was primarily due to continued growth and continued market penetration of the products acquired in acquisitions, the continued expansion of direct sales in the Hospitality segment, increased use of the reseller market for both our segments, and the continued success of selling our hardware products into our hospitality markets.

Maintenance, subscription and transaction services – The Company derives revenues from maintenance, subscription and transaction services including hardware maintenance, software support and maintenance, hosting services and credit card transaction services. The majority of these revenues are from support and maintenance, which was structured on an annually renewable basis and was directly attributable to the base of installed sites. Revenues from maintenance, subscription and transaction services increased by $11.6 million, or 16%, from 2006 to $82.2 million in 2007. The increase was primarily due to the additional revenues generated in both software and hardware support and maintenance resulting from increased software and hardware sales in 2007 and the increase in revenues generated from the Company’s subscription products due to continued marketing efforts around this product line. The Company believes separate disclosure of the maintenance, subscription and transaction services revenue and the associated direct costs is meaningful to investors and provides an important measure of the Company’s business performance. Previously reported amounts have been recast to conform to the current year presentation and have no impact on previously reported total revenues, total cost of revenues or net income.

Professional services – The Company also derives revenues from professional services such as consulting, training, custom software development and system installations. Revenues from professional services increased by $4.4 million, or 20%, from 2006 to $26.4 million in 2007. The increase was primarily due to the continued expansion of direct sales in the Hospitality segment and the continued growth of new site installations in our hospitality markets.

Systems gross profit – Cost of systems consists primarily of hardware and peripherals for site-based systems and amortization of capitalized labor costs for internally developed software. All costs, other than capitalized software development costs, are expensed as products are shipped, while capitalized software development costs are amortized to expense on a straight-line basis over the estimated useful life of the software. Systems gross profit increased during 2007 by $6.7 million, or 11%, while the gross margin percentage remained constant at 47% in 2007 and 2006.

Maintenance, subscription and transaction services gross profit – Cost of maintenance, subscription and transaction services consists primarily of personnel and other costs to provide support and maintenance services, hosting services and credit card transaction services. The gross profit on maintenance, subscription and transaction service revenue increased during 2007 by $6.1 million, or 19%, while the gross margin percentage remained relatively consistent year over year increasing by one point to 46% for 2007 compared to 2006.

Professional services gross profit – Cost of professional services consists primarily of personnel costs for consulting, training, custom software development and installation services. The gross profit on professional service revenue increased during 2007 by $1.5 million, or 30%, while gross margin percentage increased by 2 points to 24% for 2007 compared to 2006. The increase in the gross margin percentage was the result of continued focus on improving margins within our consulting and custom development services through better utilization of personnel.

Segment revenues – Total revenues in the Hospitality business segment were $170.5 million in 2007 compared to $141.2 million in 2006, an increase of $29.3 million, or 21%. The year over year increase was primarily due to continued market penetration of the MenuLink product line and continued volume growth within direct sales and the reseller channel.

Total revenues in the Retail business segment were $80.5 million in 2007 compared to $78.5 million in 2006, an increase of $2 million, or 3%. The majority of the increase from 2006 was the result of continued market penetration of the products acquired in the Synchronics transaction.

Segment net income before allocation of central costs – The Company measures segment profit based on net income before the allocation of certain central costs. For the year ended December 31, 2007, total net income before allocation of central costs in the Hospitality business segment increased by $15.0 million, or 73%, compared to the same period in 2006. This increase was primarily due to continued market penetration of the products acquired in the MenuLink transaction, a reduction in amortization expense related to intangible assets compared to 2006, and our ability to better leverage the operating costs of the segment.

For the year ended December 31, 2007, total net income before allocation of central costs in the Retail business segment increased by $5.0 million, or 41%, compared to the same period in 2006. This increase was primarily due to continued market penetration of the Synchronics product line and our ability to better leverage the operating costs of the segment.

Total operating expenses – Total operating expenses for 2007 increased by $2.1 million, or 2%, as compared to 2006. Total operating expenses as a percentage of total revenues were 35% in 2007 compared to 39% in 2006. The components of operating expenses are discussed below:

•

Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues which are included in costs of customer support, maintenance and other services. Product development expenses increased during 2007 by $1.7 million, or 8%, compared to 2006, primarily due to a higher level of investments in our products to ensure future growth. Product development expense as a percentage of total revenue was 9% and 10% in 2007 and 2006, respectively.

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

•

General and administrative expenses – General and administrative expenses increased by $2.8 million, or 11%, compared to 2006. The increase was primarily due to additional investments in general and administrative areas to accommodate the growth of the business throughout 2007 and one-time accounting and legal projects that occurred during 2007. In addition, we increased our reserves during 2007 as they relate to our legal expense accrual and potential management bonuses due to results that were above our expectations. General and administrative expenses as a percentage of total revenue were 11% in 2007 and 2006.

•

Other charges and income, net – During 2007, the Company recorded a gain of $0.8 million as a result of entering into a forward exchange contract in preparation for the acquisition of Quest. In addition, the Company recorded a one-time expense of $1.2 million to write off accumulated transaction costs for multiple corporate development activities that we elected not to pursue.

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

In 2005, Radiant decided to consolidate certain facilities located in Alpharetta, Georgia, in order to reduce future operating costs. This resulted in the abandonment of one facility, which formerly housed the Company’s customer support call center. The restructuring charges were not attributable to any of the Company’s reportable segments. In accordance with SFAS 146, the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments at the abandonment date less the estimated sublease rentals that could reasonably be obtained from the property. This consolidation resulted in a restructuring charge of $1.5 million in 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. The Company updated its restructuring reserve analysis in 2007 and reduced the reserve by $0.2 million as the initial assumption regarding the ability to sublease the facility changed. As of December 31, 2007, the Company had $0.5 million related to the lease commitments. (See Note 8).

Interest income and expense – The Company’s interest income is derived from the investment of its cash and cash equivalents and remained flat in 2007 compared to 2006. The Company’s interest expense includes interest expense incurred on its long-term debt and capital lease obligations. Interest expense decreased from $3.0 million in 2006 to $2.4 million in 2007. This decrease was the result of the Company utilizing excess cash generated from operating cash flow to reduce short-term borrowings, planned principal payments on long-term debt and a reduction in the prime rate.

Provision for income taxes – The Company’s effective income tax rate was 42.7% in 2007, (127.9%) in 2006 and 15.9% in 2005. As a result of the release of the valuation allowance in 2006, the Company’s effective tax rate fluctuated during the 2007 fiscal year, as compared to 2006 and 2005. See Note 10 of the consolidated financial statements for additional discussion of income taxes.

Liquidity and Capital Resources

Prior to January 2008, the Company had a senior secured credit facility with Wells Fargo Foothill, Inc. (the “WFF Credit Agreement”). The WFF Credit Agreement provided for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $31 million. The revolving loan amount available to the Company was derived from a monthly borrowing base calculation using the Company’s various accounts receivable balances. The amount derived from this borrowing base calculation was further reduced by the total amount of letters of credit outstanding. Loans under the WFF Credit Agreement bore interest, at Radiant’s option, at either the London Interbank Offering Rate (“LIBOR”) plus two and one half percent or at the prime rate of Wells Fargo Bank, N.A.

The WFF Credit Agreement was scheduled to expire on March 31, 2010; however, it was refinanced in January 2008 upon the execution of the credit agreement with JPMorgan Chase Bank, N.A., as arranger, and JPMorgan Chase Bank, N.A, SunTrust Bank, Bank of America, Guaranty Bank and Wachovia Bank, N. A., as lenders (the “JPM Credit Agreement”). The JPM Credit Agreement provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. An amendment to the JPM Credit Agreement was signed in July 2008, whereby the Company has the right to increase its revolving credit commitment by up to $25 million, subject to the terms and conditions set forth in the JPM Credit Agreement. As of December 31, 2008, aggregate borrowings under this facility totaled $98.0 million, comprised of $72.0 million in revolving loans and $26.0 million in term loan facility borrowings. As of December 31, 2008, revolving loan borrowings available to the Company were equal to $8.0 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option of either (1) LIBOR plus a margin ranging between 1.25% and 2.00% based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00% based on the Company’s consolidated leverage ratio as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. In addition, the JPM Credit Agreement contains certain financial and non-financial covenants, with which the Company was in compliance as of December 31, 2008. Further explanation of this agreement is presented in Note 7 to the consolidated financial statements.

The Company’s working capital decreased by approximately $10.1 million, or 19%, to $41.6 million at December 31, 2008 as compared to $51.7 million at December 31, 2007. This decrease was attributable to the fact that working capital was utilized to help finance the acquisitions of Orderman, Quest, Hospitality EPoS and Jadeon, all of which closed during 2008. The Company has historically funded its business through cash generated by operations.

Cash provided by operating activities for 2008 was approximately $17.2 million. Cash from operations in 2008 was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges including depreciation, amortization, stock-based compensation and other income and charges. In addition, the Company received significant amounts of cash for calendar year support and maintenance, which has been deferred. The cash received from support and maintenance was offset by the fact that the Company did not purchase the related receivables of Quest in conjunction with the acquisition completed during the first quarter of 2008 (see Note 3 to the consolidated financial statements). The increase in accounts receivables and inventory balances of approximately $2.3 million during 2008 was due to normal year over year fluctuations and the growth of the business, both organic and acquisition-related, as reflected in the year over year revenue increase. The decrease in accounts payable and accrued expenses was due to normal year over year fluctuations and the timing of payments completed during the fourth quarter to reduce various payables and accruals. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

Cash provided by operating activities for 2007 was approximately $25.2 million. Cash from operations in 2007 was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges including depreciation, amortization and stock-based compensation. These increases in cash were offset by an increase in accounts receivable and inventory balances. The increase in receivables was due to normal year over year fluctuations and the growth of the business, both organic and acquisition-related, as reflected in the year over year revenue increase. The increase in inventory was also due to normal year over year fluctuations and the increase in anticipated hardware shipments in future quarters. There was also an increase in accounts payable and accrued expenses (which have a positive effect on cash flow) that were a direct result of the increase in inventory and the fact that payments to our vendors that supplied the Company with inventory were not due at year end.

Cash provided by operating activities for 2006 was approximately $12.0 million. Cash from operations in 2006 was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges including depreciation, amortization, the release of a portion of the valuation allowance related to the Company’s deferred tax assets, and stock-based compensation. This was partially offset by normal fluctuations in accounts receivable, inventories, other assets, accounts payable, accrued liabilities, payables due to BlueCube, customer deposits and deferred revenue and other liabilities.

Cash used in investing activities during 2008 was approximately $108.9 million. Approximately $97.3 million was used in the acquisitions of Orderman, Quest, Hospitality EPoS and Jadeon, net of cash acquired (see Note 5 to the consolidated financial statements). In addition, the Company recognized cash proceeds during 2008 of approximately $5.5 million from the sale of an undeveloped parcel of land and the execution of forward exchange contracts in conjunction with the Orderman and Quest acquisitions. Approximately $11.0 million was used to invest in property and equipment, including $7.8 million which has been utilized to improve our infrastructure through the implementation of an upgraded ERP system that is expected to be placed in service during 2010. Lastly, the Company continued to increase its investment in future products by investing $4.0 million in internally developed capitalizable software during 2008.

Cash used in investing activities during 2007 was approximately $6.8 million. Approximately $2.6 million of cash was invested in property and equipment, and $1.5 million was spent on the purchase of a license to use patented technology. In addition, the Company continued to increase its investment in future products by investing $2.7 million in internally developed capitalizable software.

Cash used in investing activities during 2006 was approximately $28.3 million. Approximately $19.5 million of the cash was used in the acquisition of Synchronics. In addition, approximately $5.7 million of cash was invested in property and equipment, most of which was a result of renovations in the Company’s manufacturing facility and the build-out of our new satellite office location in Fort Worth, Texas, and expenditures for capitalizable software projects of $3.1 million.

Cash provided by financing activities during 2008 was $78.2 million as compared to cash used in financing activities of $4.2 million in 2007. Financing activities during 2008 included cash received from borrowings under the JPM Credit Agreement equal to $116.2 million, net of financing costs. These borrowings were used to fund the acquisitions of Orderman, Quest, Hospitality EPoS and Jadeon (see Note 5 to the consolidated financial statements), complete scheduled term loan payments under the JPM Credit Agreement of $4.0 million, reduce the outstanding credit revolver balance under the JPM Credit Agreement by $14.9 million, repay the outstanding balance of the term loan under the WFF Credit Agreement equal to $18.2 million, and to pay various fees associated with the termination of the WFF Credit Agreement of $0.3 million. In addition, the Company received cash proceeds from employees for the exercise of stock options of $1.7 million, made scheduled payments under the promissory notes related to the MenuLink acquisition equal to $1.3 million, and repaid the entire balance of the promissory note with the previous shareholders of Aloha Technologies, Inc. equal to $1.0 million.

Cash used in financing activities during 2007 was approximately $4.2 million. In 2007, financing activities mainly consisted of $6.5 million in repayments under borrowings from the WFF Credit Agreement, repayment of $1.3 million of promissory notes related to the MenuLink acquisition, scheduled payments under the WFF Credit Agreement of $5.9 million, and $9.8 million related to cash proceeds and the related tax benefit received from employees for the exercise of stock options.

Cash provided by financing activities during 2006 was approximately $14.6 million, which consisted primarily of $22.5 million in cash received under borrowings from the WFF Credit Agreement previously mentioned, repayment of $1.3 million of promissory notes related to the MenuLink acquisition, repurchases of common stock totaling $5.0 million, scheduled payments under the WFF Credit Agreement of $5.4 million, and $3.7 million of cash proceeds received from employees for the exercise of stock options.

The Company believes that its cash and cash equivalents, funds generated from operations and borrowing capacity, will provide adequate liquidity to meet its normal operating requirements, as well as to fund the above obligations for at least the next twelve months.

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

Contractual Obligations

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2017. Additionally, the Company leases computer equipment under various capital lease agreements which expire on various dates through September 2012. Contractual obligations as of December 31, 2008 below are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital leases	$2,351	$965	$1,283	$103	$—
Operating leases (1)	23,828	5,343	8,779	5,565	4,141
Other obligations:
Revolving credit facility (JPM Credit Agreement)	72,000	—	—	72,000	—
Term loan facility (JPM Credit Agreement)	26,000	6,000	12,000	8,000	—
Austrian research & development loan	466	81	—	385	—
Estimated interest payments on credit facility and term notes (2)	11,239	3,149	5,624	2,466	—
Purchase commitments (3)	2,836	2,836	—	—	—

Total contractual obligations	$138,720	$18,374	$27,686	$88,519	$4,141

(1)	This schedule includes the future minimum lease payments related to facilities that are being subleased. The total minimum rentals to be received in the future under subleases as of December 31, 2008 are approximately $1.9 million in less than one year, $2.9 million in less than one to three years, and $0.1 million in three to five years.
(2)	For purposes of this disclosure, we used the interest rates in effect as of December 31, 2008 to estimate future interest expense. See Note 7 to the consolidated financial statements for further discussion of our debt components and their interest rate terms.
(3)	The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The related supplies are to be delivered at various dates through May 2009. Further explanation of these commitments is presented in Note 11 to the consolidated financial statements.

At December 31, 2008, the Company had a $2.4 million reserve for unrecognized tax benefits which is not reflected in the table above. Substantially all of this tax reserve is classified in other long-term liabilities and deferred income taxes on the accompanying consolidated balance sheet.

Critical Accounting Policies and Procedures

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

The Company’s revenue is generated primarily through software and system sales, support and maintenance, and other services. The Company recognizes revenue using the guidance from AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts (“ARB 45”), SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. Under these guidelines, the Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists; (2) delivery of the product has occurred; (3) the fee is fixed or determinable; (4) collectibility is reasonably assured; and (5) remaining obligations under the agreement are insignificant. Under multiple element arrangements, where each element is separately stated, sold and priced, the Company allocates revenues to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. The Company’s VSOE of fair value is determined based on the price charged when the same element is sold separately. If evidence of fair value does not exist for all elements in a multiple element arrangement, the Company recognizes revenue using the residual method. Under the residual method, a delivered element without VSOE of fair value is recognized as revenue if all undelivered elements have VSOE of fair value. Sales tax collected is recorded net and is not recognized as revenue and is included in accrued expenses on the accompanying consolidated balance sheets. Revenue from the Company’s customers is generally attributable to individual countries based on the location of the related point of shipment.

The Company sells its products, which include both software licenses and hardware, to both resellers and directly to end-users. Revenue from software licenses and system sales is generally recognized as products are shipped, provided that no significant vendor obligations remain and that collection of the related receivable is probable. For those agreements that provide for significant services or custom development that are essential to the software’s functionality, the software license and contracted services are recognized under the percentage of completion method as prescribed by the provisions of ARB 45 and SOP 81-1. Contracts accounted for on a percentage of completion basis under the provisions of SOP 81-1 are not considered complete until formal acceptance has been obtained from the customer. The Company offers its customers post-contract support in the form of maintenance, telephone support and unspecified software enhancements. Revenue from support and maintenance is recognized ratably over the term of the agreement. The Company also offers its customers a subscription based software model for use of its software, maintenance, telephone support and hosting services on a monthly basis. Revenue from subscription pricing is recognized ratably over the contract period.

The Company’s professional services revenue consists of fees generated from consulting, custom software development, installation and training. Revenue related to professional services performed by the Company is generally recognized on a time and materials basis as the services are performed. Under contracts where revenue is recognized using the percentage of completion method under the provisions of SOP 81-1, the Company measures its progress-to-completion by using input measures, primarily labor hours. The Company continually updates and revises estimates of its input measures. If those estimates indicate a loss will be incurred, the entire loss is recognized in that period. In addition, the Company offers its customers subscription pricing and hosting services for some of its products. Under these subscription based contracts, revenue is recognized ratably over the contract period commencing generally when the product has been installed and training has been completed.

Effective with the Form 10-K for the year ended December 31, 2008, the Company began presenting revenues and related costs of sales in its consolidated financial statements in the following categories: (1) Systems, (2) Maintenance, subscription and transaction services and (3) Professional services. With this change, amounts from prior years have been recast and are included in the appropriate categories. “Systems” revenue includes sales and licensing fees for Radiant’s point-of-sale hardware and software, site management software solutions and peripherals. “Maintenance, subscription and transaction services” revenue includes hardware maintenance, software maintenance and support, hosting services and electronic payment processing services. “Professional services” revenue includes consulting, training, custom software development and systems installation.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these allowances adequate and proper, if the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Stock-based Compensation Expense

On January 1, 2006, Radiant implemented the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. SFAS 123(R) requires companies to recognize the cost for employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method of adopting SFAS 123(R), Radiant began recognizing compensation expense for equity-based awards granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), plus unvested awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Under this method of implementation, no restatement of prior periods has been made.

At December 31, 2008, Radiant had approximately 2.0 million unvested options outstanding with a weighted-average grant-date fair value per share of 5.68. The unvested options and restricted stock awards have a total unrecognized compensation expense of approximately $5.8 million, net of estimated forfeitures, which will be recognized over the weighted average period of 1.06 years.

For the years ended December 31, 2008 and 2007, Radiant recognized stock compensation expense of approximately $4.6 million and $3.8 million, respectively. Prior to our adoption of SFAS 123(R), Radiant applied the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to calculate the compensation expense for stock-based awards. Historically, the Company’s general policy was to set the exercise price for its stock options equal to the market value on the grant date. As a result, the options had no intrinsic value on their grant dates, and the Company did not record any compensation expense unless the terms of the options were subsequently modified.

Radiant uses the Black-Scholes-Merton model to estimate the fair value of options granted. The Black-Scholes-Merton model requires estimates of the expected term of the option, as well as future volatility and the risk-free interest rate.

For options issued during the year ended December 31, 2008, Radiant estimated the weighted average grant-date fair value per share to be $4.57. The key assumptions that we used to calculate these values are provided below:

Year ended December 31, 2008
Expected volatility	50-61%
Expected life (in years)	3-4
Expected dividend yield	0.00%
Risk-free interest rate	1.3% - 3.3%

The assumptions made represent our management’s best estimate, but they are highly subjective and inherently uncertain. If management had made different assumptions, the calculation of the options’ fair value and the resulting stock-based compensation expense could differ, perhaps materially, from the amounts recognized in Radiant’s financial statements.

In addition to the assumptions used to calculate the fair value of Radiant’s options, the Company is required to estimate the expected forfeiture rate of all share-based awards and only recognize expense for those awards the Company expects to vest. The stock-based compensation expense recognized in Radiant’s consolidated statement of operations for the year ended December 31, 2008 has been reduced for estimated forfeitures. If management were to change the estimate of forfeiture rates, the amount of stock-based compensation expense could differ, perhaps materially, from the amount recognized in the Radiant’s financial statements.

Inventories

Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. The Company records adjustments to the value of inventory based upon its forecasted plans to sell its inventories. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations.

Capitalized Software Development Costs

In accordance with Statement of Financial Accounting Standards No. 86 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company’s policy on capitalized software costs determines the timing of recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of license fees. Capitalization of such costs begins when a detail program or a working model has been produced as evidenced by the completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is recorded on a straight-line basis over the estimated economic life of the software, which the Company has determined is not more than five years. Management is required to use its judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Additionally, management is required to use its judgment in the valuation of the unamortized capitalized software costs in determining whether the recorded value is recoverable based on future product sales.

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

Goodwill and Intangible Assets

The Company has significant intangible assets related to goodwill and other acquired intangibles as well as capitalized software costs. In assessing the recoverability of goodwill and other intangible assets, the Company must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For goodwill, the impairment evaluation includes a comparison of the carrying value of each reporting unit which houses goodwill to that reporting unit’s fair value. The fair values of the reporting units are based upon the net present value of future cash flows, including a terminal value calculation. The assumptions used to derive these values are based on risk-adjusted growth rates and discount factors accommodating conservative viewpoints that consider the full range of variability contemplated in the current economic situation. The Company also assessed market-based multiples of other market-participant companies, further corroborating that the Company’s fair value assumptions appropriately aligned with market-participant valuation multiples. Because each of the reporting units’ estimated fair values exceed the corresponding reporting units’ carrying values, no impairment of goodwill exists. If the fair value of any reporting unit had not exceeded its carrying value, then further analysis would have been required to determine the amount of the impairment.

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

New Accounting Standards

Recently Adopted Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 159 on January 1, 2008, and have elected not to measure any of our current eligible financial assets or liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), and in February 2008, the FASB amended SFAS No. 157 by issuing FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively “SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the year ended December 31, 2008, including the measurement of the funded status of our defined benefit pension plans as of December 31, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective immediately upon issuance, and its adoption did not have an effect on our financial statements. We currently determine the fair value of our property, plant, and equipment when assessing long-lived asset impairments and SFAS No. 157 will be effective for these fair value assessments as of January 1, 2009.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S.Generally Accepted Accounting Principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective November 15,2008. The adoption of the Statement did not result in a change in our current practices.

Recently Issued Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. As of December 31, 2008, we have not entered into any derivative transactions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of Accounting Research Bulletin ARB No. 51, Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 requires (1) that non-controlling (minority) interests be reported as a component of stockholders’ equity, (2) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (3) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (4) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value and (5) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption in 2009, minority interests currently reported in our Consolidated Balance Sheets will be reported as a component of stockholders’ equity. In addition, earnings or losses attributable to the minority interests will no longer be combined and reported with our operating results in the Consolidated Statements of Operations but rather separately disclosed. As of December 31, 2008, no transactions have been completed that would be classified as minority interests.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date of a controlling interest; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141(R) will have an impact on our accounting for any future business combinations once adopted.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Asset (“SFAS 142”). More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

In November 2008, the Emerging Issues Task Force reached consensus on EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). A defensive asset is an acquired intangible asset where the acquirer has no intention of using, or intends to discontinue use of, the intangible asset but holds it to prevent competitors from obtaining any benefit from it. The acquired defensive asset will be treated as a separate unit of accounting and the useful life assigned will be based on the period during which the asset would diminish in value. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

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

Interest Rates

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents and long-term debt. During 2008, the weighted average interest rate on the Company’s long-term debt was approximately 5.94%. A 10% increase in this rate would have increased interest expense by approximately $0.5 million during 2008.

Foreign Exchange

As more fully explained in Note 14 to the consolidated financial statements, the Company’s international revenues were approximately $42.5million, $33.5 million and $38.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company’s international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. See Item 1A—“Risk Factors – Fluctuations in currency exchange rates may adversely impact our cash flows and earnings.”

Forward Exchange Contracts

The Company records derivatives, namely foreign exchange contracts, on the balance sheet at fair value. The gains or losses on foreign currency forward contracts are recorded in the accompanying consolidated statements of operations. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments. The Company recognized gains of approximately $0.8 million in each of the years ended December 31, 2008 and 2007 related to forward exchange contracts executed in conjunction with the acquisitions of Quest and Orderman. Further explanation of this is presented in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed with this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Radiant Systems, Inc.

Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Radiant Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Radiant Systems, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Notes 2 and 10 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007, and began accounting for income tax contingencies in accordance with the guidance provided in FIN 48.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 5, 2009

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(In thousands, except share data)

	December 31, 2008	December 31, 2007
ASSETS

Current assets
Cash and cash equivalents	$16,450	$29,940
Accounts receivable, net	44,024	43,057
Inventories, net	31,838	30,494
Deferred tax assets	7,982	7,730
Other current assets	2,628	2,408

Total current assets	102,922	113,629
Property and equipment, net	23,031	14,184
Software development costs, net	9,278	7,231
Deferred tax assets, non-current	—	2,905
Goodwill	115,229	62,386
Intangible assets, net	51,628	20,650
Other long-term assets	1,454	974

Total assets	$303,542	$221,959

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	6,081	7,983
Accounts payable	17,521	21,317
Accrued liabilities	17,203	18,427
Customer deposits and unearned revenues	19,714	13,745
Current portion of capital lease payments	825	437

Total current liabilities	61,344	61,909
Capital lease payments, net of current portion	1,287	1,034
Long-term debt, net of current portion	92,385	12,484
Deferred tax liabilities, non-current	3,066	—
Other long-term liabilities	5,129	4,576

Total liabilities	163,211	80,003

Commitments and contingencies (see Note 11)

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 32,498,859 and 31,935,105 shares issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Additional paid-in capital	157,930	150,924
Retained earnings (accumulated deficit)	317	(10,711)
Accumulated other comprehensive (loss) income	(17,916)	1,743

Total shareholders’ equity	140,331	141,956

Total liabilities and shareholders’ equity	$303,542	$221,959

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands, except per share data)

	2008	2007	2006
Revenues:
Systems	$155,647	$144,608	$129,636
Maintenance, subscription and transaction services	108,940	82,225	70,661
Professional services	36,989	26,365	22,013

Total revenues	301,576	253,198	222,310

Cost of revenues:
Systems	82,971	76,545	68,248
Maintenance, subscription and transaction services	62,652	44,391	38,975
Professional services	26,891	20,125	17,228

Total cost of revenues	172,514	141,061	124,451

Gross profit	129,062	112,137	97,859

Operating expenses:
Product development	24,794	23,437	21,746
Sales and marketing	36,352	28,851	26,383
Depreciation of fixed assets	4,664	4,147	3,532
Amortization of intangible assets	7,902	4,301	8,190
General and administrative	31,403	28,058	25,292
Other charges and income, net (Note 8)	1,633	67	1,663

Total operating expenses	106,748	88,861	86,806

Income from operations	22,314	23,276	11,053
Interest income	33	—	5
Interest expense	(4,887)	(2,393)	(3,042)
Other (expense) income, net	(377)	(218)	38

Income from operations before income tax provision	17,083	20,665	8,054
Income tax (provision) benefit	(6,055)	(8,822)	10,303

Net income	$11,028	$11,843	$18,357

Net income per share:
Basic income per share	$0.34	$0.38	$0.59

Diluted income per share	$0.33	$0.36	$0.56

Weighted average shares outstanding:
Basic	32,108	31,373	30,861

Diluted	33,398	33,160	32,636

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
BALANCE, January 1, 2006	30,095	—	$124,744	$(40,024)	$(287)	$84,433

Components of comprehensive income:
Net income	—	—	—	18,357	—	18,357
Foreign currency translation adjustment	—	—	—	—	774	774

Total comprehensive income	—	—	—	18,357	774	19,131
Issuance of common stock in connection with acquisitions	605	—	7,292	—	—	7,292
Exercise of employee stock options	674	—	3,745	—	—	3,745
Treasury stock purchase and retirement	(453)	—	(4,972)	—	—	(4,972)
Income tax benefit from release of valuation allowance (see Note 10)	—	—	2,919	—	—	2,919
Stock issued under employee stock purchase plan	3	—	29	—	—	29
Tax benefits related to stock options	—	—	53	—	—	53
Stock-based compensation	—	—	3,341	—	—	3,341

BALANCE, December 31, 2006	30,924	—	$137,151	$(21,667)	$487	$115,971

Components of comprehensive income:
Net income	—	—	—	11,843	—	11,843
Foreign currency translation adjustment	—	—	—	—	1,256	1,256

Total comprehensive income	—	—	—	11,843	1,256	13,099
Exercise of employee stock options	1,003	—	7,117	—	—	7,117
Stock issued under employee stock purchase plan	8	—	121	—	—	121
Tax benefits related to stock options	—	—	2,670	—	—	2,670
Stock-based compensation	—	—	3,865	—	—	3,865
Cumulative effect adjustment due to adoption of FIN 48	—	—	—	(887)	—	(887)

BALANCE, December 31, 2007	31,935	—	$150,924	$(10,711)	$1,743	$141,956

Components of comprehensive income:
Net income	—	—	—	11,028	—	11,028
Foreign currency translation adjustment	—	—	—	—	(19,659)	(19,659)

Total comprehensive income (loss)	—	—	—	11,028	(19,659)	(8,631)
Exercise of employee stock options	232	—	1,657	—	—	1,657
Stock issued under employee stock purchase plan	28	—	171	—	—	171
Restricted stock awards	304	—	1,042			1,042
Tax benefits related to stock options	—	—	543	—	—	543
Stock-based compensation	—	—	3,593	—	—	3,593

BALANCE, December 31, 2008	32,499	—	$157,930	$317	$(17,916)	$140,331

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,028	$11,843	$18,357

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense (see Note 3)	4,643	3,795	3,260
Other charges (see Note 8)	1,633	67	1,663
Utilization of acquired deferred tax assets	—	—	60
Release of valuation allowance related to deferred tax assets (see Note 10)	—	—	(10,923)
Depreciation and amortization	13,813	9,202	12,449
Changes in assets and liabilities, net of acquired entities:
Accounts receivable	4,286	(7,261)	(7,019)
Inventories	2,767	(3,861)	(8,330)
Other assets	3,938	1,048	700
Accounts payable	(10,883)	5,374	2,305
Accrued liabilities	(11,438)	575	(1,001)
Payables due to BlueCube	—	—	1,718
Customer deposits and deferred revenue	1,085	3,380	(3,590)
Other liabilities	(3,691)	1,039	2,078

Net cash provided by operating activities	17,181	25,201	11,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,952)	(2,645)	(5,651)
Capitalized software development costs	(4,032)	(2,667)	(3,125)
Proceeds from sale of land	3,931	—	—
Acquisition of Quest Retail Technology, net of cash acquired	(52,497)	—	—
Acquisition of Hospitality EPoS Systems Ltd., net of cash acquired	(5,953)	—	—
Acquisition of Jadeon, Inc., net of cash acquired	(6,990)	—	—
Acquisition of Orderman GmbH, net of cash acquired	(31,819)	—	—
Purchase of customer list	(2,000)	—	—
Note receivable to reseller	(250)	—	—
Execution of forward contract	1,664	—	—
Purchase of intangible assets	—	(1,500)	—
Acquisition of Synchronics	—	—	(19,474)

Net cash used in investing activities	(108,898)	(6,812)	(28,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	1,656	7,117	3,745
Proceeds from shares issued under employee stock purchase plan	171	122	29
Tax benefits from stock options	483	2,672	53
Principal payments on capital lease obligations	(806)	(353)	(64)
Proceeds from borrowings under the JPM Credit Agreement	116,900	—	—
Financing costs related to JPM Credit Agreement	(664)	—	—
Principal payments on JPM Credit Agreement	(18,900)	—	—
Principal payments on notes payable to shareholders	(2,275)	(1,333)	(1,274)
Principal payments on notes payable to a bank	(271)	—	—
Proceeds from research and development notes payable	466	—	—
Payment of fees to terminate WFF Credit Agreement	(341)	—	—
Borrowings under long-term debt facility	—	—	16,000
Net borrowings from short term- debt facility	—	(6,489)	6,489
Principal payments under WFF Credit Agreement	(18,192)	(5,905)	(5,404)
Repurchase of common stock	—	—	(4,972)

Net cash provided by (used in) financing activities	78,227	(4,169)	14,602

(Decrease) increase in cash and cash equivalents	(13,490)	14,220	(1,921)
Cash and cash equivalents at beginning of year	29,940	15,720	17,641

Cash and cash equivalents at end of year	$16,450	$29,940	$15,720

The accompanying notes are an integral part of these consolidated financial statements.

	2008	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,002	$2,525	$2,913
Cash paid for income taxes	$6,622	$998	$346

SCHEDULE OF NONCASH TRANSACTIONS:
Assets acquired under capital lease	$1,288	$1,195	$613
Purchase of customer list, final payment due Q1 2009	$2,000	$—	$—
Gain on forward exchange contract	$—	$840	$—
Landlord leasehold improvements	$—	$—	$1,070

Non-cash transactions related to acquisitions and divestitures (Note 5):
Adjustment related to change in contingent liabilities of Jadeon	$860	$—	$—
Issuance of common stock—Synchronics	$—	$—	$7,292
Adjustment related to change in contingent liabilities of MenuLink	$—	$—	$160

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2008

1. ORGANIZATION AND BACKGROUND

Headquartered in Alpharetta, Georgia, Radiant Systems, Inc. (the “Company” or “Radiant”) focuses on delivering site systems, including point-of-sale (POS), self-service kiosks, mobile ordering and payment devices, back-office systems, site management technology and business services such as customer loyalty programs, electronic gift card management, comprehensive reporting systems management, payment processing and centralized data management designed specifically for the Company’s two reportable segments: (i) Hospitality and (ii) Retail. For selected financial information about our business segments, see Note 14 to the consolidated financial statements. Radiant’s offerings include hardware and software products, and services including maintenance and support, consulting, custom development, installations and payment processing. Each offering can be purchased independently or as a suite of integrated products to address the customer’s specific business needs. These products and services enable our customers to drive top-line growth and improve bottom-line performance.

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

During 2006, the Company repurchased, and subsequently retired, approximately 453,000 shares for approximately $5.0 million at an average cost of $10.97 per share. These transactions relate to our share repurchase program which the Company’s Board of Directors re-commenced in November 2007 through November 2009. There were no repurchases of our stock during the years ended December 31, 2008 or 2007.

Foreign Currency Translation

The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. dollars for financial reporting purposes in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The assets and liabilities of non-U.S. operations whose functional currencies are not in U.S. dollars are translated at the current rates of exchange at month-end, while revenues and expenses are translated at the average exchange rate for the month. The cumulative translation adjustments are reflected in shareholders’ equity.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company’s revenue is generated primarily through software and system sales, support and maintenance, and other services. The Company recognizes revenue using the guidance from AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts (“ARB 45”), SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. Under these guidelines, the Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists; (2) delivery of the product has occurred; (3) the fee is fixed or determinable; (4) collectibility is reasonably assured; and (5) remaining obligations under the agreement are insignificant. Under multiple element arrangements, where each element is separately stated, sold and priced, the Company allocates revenues to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. The Company’s VSOE of fair value is determined based on the price charged when the same element is sold separately. If evidence of fair value does not exist for all elements in a multiple element arrangement, the Company recognizes revenue using the residual method. Under the residual method, a delivered element without VSOE of fair value is recognized as revenue if all undelivered elements have VSOE of fair value. Sales tax collected is recorded net and is not recognized as revenue and is included in accrued expenses on the accompanying consolidated balance sheets. Revenue from the Company’s customers is generally attributable to individual countries based on the location of the related point of shipment.

The Company sells its products, which include both software licenses and hardware, to both resellers and directly to end-users. Revenue from software licenses and system sales is generally recognized as products are shipped, provided that no significant vendor obligations remain and that collection of the related receivable is probable. For those agreements that provide for significant services or custom development that are essential to the software’s functionality, the software license and contracted services are recognized under the percentage of completion method as prescribed by the provisions of ARB 45 and SOP 81-1. Contracts accounted for on a percentage of completion basis under the provisions of SOP 81-1 are not considered complete until formal acceptance has been obtained from the customer. The Company offers its customers post-contract support in the form of maintenance, telephone support and unspecified software enhancements. Revenue from support and maintenance is recognized ratably over the term of the agreement. The Company also offers its customers a subscription based software model for use of its software, maintenance, telephone support and hosting services on a monthly basis. Revenue from subscription pricing is recognized ratably over the contract period.

The Company’s professional services revenue consists of fees generated from consulting, custom software development, installation and training. Revenue related to professional services performed by the Company is generally recognized on a time and materials basis as the services are performed. Under contracts where revenue is recognized using the percentage of completion method under the provisions of SOP 81-1, the Company measures its progress-to-completion by using input measures, primarily labor hours. The Company continually updates and revises estimates of its input measures. If those estimates indicate a loss will be incurred, the entire loss is recognized in that period. In addition, the Company offers its customers subscription pricing and hosting services for some of its products. Under these subscription based contracts, revenue is recognized ratably over the contract period commencing generally when the product has been installed and training has been completed.

Effective with the Form 10-K for the year ended December 31, 2008, the Company began presenting revenues and related costs of sales in its consolidated financial statements in the following categories: (1) Systems, (2) Maintenance, subscription and transaction services and (3) Professional services. With this change, amounts from prior years have been recast and are included in the appropriate categories. “Systems” revenue includes sales and licensing fees for Radiant’s point-of-sale hardware and software, site management software solutions and peripherals. “Maintenance, subscription and transaction services” revenue includes hardware maintenance, software maintenance and support, hosting services and electronic payment processing services. “Professional services” revenue includes consulting, training, custom software development and systems installation.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unearned Revenue

Unearned revenue represents amounts collected prior to complete performance of professional services, customer support services, software enhancements, and significant obligations under license agreements.

Accounts Receivable and Allowance for Doubtful Accounts

A summary of the Company’s accounts receivable as of December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Trade receivables billed	$47,047	$45,575
Trade receivables unbilled	1,347	929

	48,394	46,504
Less allowance for doubtful accounts	(4,370)	(3,447)

	$44,024	$43,057

The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of customers to make required payments. Estimates are developed by using standard quantitative measures based on customer payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Bad debt expense totaled approximately $1.6 million for the year ended December 31, 2008. No bad debt expense was incurred during the year ended December 31, 2007.

Inventory

Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventory as of December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Raw materials, net of reserves for obsolescence equal to $1.1 million and $0.7 million, respectively	$17,454	$16,923
Work in process	816	673
Finished goods, net of reserves for obsolescence equal to $5.9 million and $5.2 million, respectively	13,568	12,898

	$31,838	$30,494

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is recorded using the straight-line method over estimated useful lives of one to ten years. Leasehold improvements are amortized over the terms of the respective leases or useful lives of the improvements, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and the costs of additions and improvements are capitalized. Any gain or loss from the retirement or sale of an asset is credited or charged to operations.

Property and equipment at December 31, 2008 and 2007 are summarized as follows (in thousands):

	2008	2007
Computers and equipment	$20,978	$18,813
Purchased software	10,729	9,940
ERP system (1)	8,052	—
Furniture and fixtures	8,098	8,045
Leasehold improvements	7,920	7,490
Building	1,578	—
Land	235	2,517

	57,590	46,805
Less accumulated depreciation and amortization	(34,559)	(32,621)

	$23,031	$14,184

(1)	The Company is implementing a new ERP system. The costs incurred are associated with the related costs to purchase the software as well as various consulting and implementation costs. The Company expects this new system to be implemented during the first quarter of 2010.

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was approximately $4.9 million, $4.4 million and $3.8 million, respectively. Depreciation expense includes amortization of assets under capital leases in the amount of approximately $0.6 million, $0.4 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Capitalized leased assets are amortized over the shorter of the term of the lease, using the straight-line method, or in accordance with practices established for similar owned assets. Amortization of capitalized leased assets is included with depreciation expense in the accompanying financial statements. Included in property and equipment are the following capitalized leases (in thousands):

	2008	2007
Computers and equipment	$3,194	$1,906
Furniture and fixtures	1,937	1,937

	5,131	3,843
Less accumulated depreciation and amortization	(3,015)	(2,394)

	$2,116	$1,449

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. In accordance with SFAS 142, the Company evaluates the carrying value of goodwill as of January 1st of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. The fair values of the reporting units are based upon the net present value of future cash flows, including a terminal value calculation. The assumptions used to derive these values are based on risk-adjusted growth rates and discount factors accommodating conservative viewpoints that consider the full range of variability contemplated in the current economic situation. The Company also assessed market-based multiples of other market-participant companies, further corroborating that the Company’s fair value assumptions appropriately aligned with market-participant valuation multiples. Because each of the reporting units’ estimated fair values exceed the corresponding reporting units’ carrying values, no impairment of goodwill exists. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s annual evaluations of goodwill, completed on January 1, 2009 and 2008 in accordance with SFAS 142, resulted in no impairment losses.

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

Software Development Costs

Capitalized software development costs consist principally of salaries and certain other expenses directly related to the development and modification of software products. Capitalization of such costs begins when a detail program or a working model has been produced as evidenced by the completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is recorded on a straight-line basis over the estimated economic life of the software, which the Company has determined is not more than five years. For the years ended December 31, 2008, 2007 and 2006, amortization of capitalized software development costs was approximately $1.0 million, $0.5 million and $0.4 million, respectively.

The Company evaluates the recoverability of capitalized software development costs on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the asset may be less than its net realizable value. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the net realizable value of the asset. The Company’s annual evaluation of capitalized software development costs on January 1, 2009 resulted in an impairment charge of approximately $1.0 million. See Note 8 to the consolidated financial statements for further explanation regarding this impairment charge. The Company’s annual evaluation of capitalized software developments costs on January 1, 2008 resulted in no impairment.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

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

Financing Costs Related to Long-Term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt. The Company incurred financing costs in 2005 related to the WFF Credit Agreement and other long-term debt agreements. The costs were deferred and amortized over three years. Amortization of financing costs were approximately $0.1 million in both 2007 and 2006. The remaining financing costs were expensed in the first quarter of 2008 in conjunction with the termination of the WFF Credit Agreement.

The Company incurred financing costs in 2008 related to the JPM Credit Agreement equal to approximately $1.2 million. The costs were deferred and are being amortized over five years. Amortization of financing costs was approximately $0.4 million in 2008.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising expenses for fiscal years 2008, 2007 and 2006 were $1.4 million, $0.6 million and $0.6 million, respectively.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and superseding Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, became effective January 1, 2006, and requires us to expense the fair value of grants made under our stock option plans over the vesting period of the option grants. We adopted the “Modified Prospective Application” transition method, which does not result in restatement of previously issued financial statements. Awards granted after the effective date of SFAS No. 123(R) are valued and non-cash share-based compensation expense is recognized in the consolidated statement of operations in accordance with SFAS No. 123(R). In addition, non-vested awards that were granted before the effective date of SFAS No. 123(R) also result in recognition of non-cash share-based compensation expense.

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

The Company adopted the provisions of FASB interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, on January 1, 2007. As a result of this adoption, the Company recognized a charge of approximately $0.9 million to the beginning balance of the accumulated deficit on the accompanying consolidated balance sheet as of December 31, 2007. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

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

	2008	2007	2006
Weighted average common shares outstanding	32,108	31,373	30,861
Dilutive effect of outstanding stock options	1,290	1,787	1,775

Weighted average common shares outstanding assuming dilution	33,398	33,160	32,636

For the years ended December 31, 2008, 2007 and 2006, options to purchase approximately 3.2 million, 1.7 million and 2.1 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were anti-dilutive for the years then ended.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable, trade accounts payable and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. As the Company’s long-term debt bears interest at variable rates, the carrying value of the debt approximates fair value.

Derivative Financial Instruments

The Company uses foreign exchange forward contracts to hedge certain existing and anticipated foreign currency denominated transactions. The terms of foreign exchange contracts used are generally consistent with the timing of the foreign currency transactions.

The Company records derivatives, namely foreign exchange contracts, on the balance sheet at fair value. The gains or losses on foreign currency forward contracts are recorded in the accompanying consolidated statements of operations. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments. The Company recognized gains of approximately $0.8 million in each of the years ended December 31, 2008 and 2007 related to forward exchange contracts executed in conjunction with the acquisitions of Quest and Orderman.

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash accounts primarily with one bank in Georgia. The total cash balances are insured by the FDIC up to $250,000 per bank. As of December 31, 2008, the Company has cash balances on deposit with this bank that exceeded the balance insured by the FDIC in the amount of approximately $14.1 million.

Concentration of Business and Credit Risk

Financial instruments, which potentially subject the Company to credit risk, consist principally of trade receivables and interest bearing investments. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company estimates the losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable. The Company believes it maintains adequate reserves for potential losses and such losses have been included in management’s estimates.

As of December 31, 2008 and 2007, approximately 16% and 24%, respectively, of the Company’s accounts receivable were due from five customers.

During the years ended December 31, 2008, 2007 and 2006, approximately 16%, 19% and 21% respectively, of the Company’s revenues were derived from five customers. For the years ended December 31, 2008, 2007 and 2006, no individual customer accounted for more than 10% of the Company’s total revenues.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

The Company follows Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement establishes the rules for the reporting of comprehensive income (loss) and its components. The Company’s comprehensive income (loss) includes net income and foreign currency translation adjustments. Total comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006, was approximately ($8.6) million, $13.1 million and $19.1 million, respectively.

New Accounting Standards

Recently Adopted Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 159 on January 1, 2008, and have elected not to measure any of our current eligible financial assets or liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), and in February 2008, the FASB amended SFAS No. 157 by issuing FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively “SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the year ended December 31, 2008, including the measurement of the funded status of our defined benefit pension plans as of December 31, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective immediately upon issuance, and its adoption did not have an effect on our financial statements. We currently determine the fair value our property, plant, and equipment when assessing long-lived asset impairments and SFAS No. 157 will be effective for these fair value assessments as of January 1, 2009.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S.Generally Accepted Accounting Principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective November 15,2008. The adoption of the Statement did not result in a change in our current practices.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. As of December 31, 2008, we have not entered into any derivative transactions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of Accounting Research Bulletin ARB No. 51, Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 requires (1) that non-controlling (minority) interests be reported as a component of stockholders’ equity, (2) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (3) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (4) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value and (5) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption in 2009, minority interests currently reported in our Consolidated Balance Sheets will be reported as a component of stockholders’ equity. In addition, earnings or losses attributable to the minority interests will no longer be combined and reported with our operating results in the Consolidated Statements of Operations but rather separately disclosed.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date of a controlling interest; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141(R) will have an impact on our accounting for any future business combinations once adopted.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Asset (“SFAS 142”). More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

In November 2008, the Emerging Issues Task Force reached consensus on EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). A defensive asset is an acquired intangible asset where the acquirer has no intention of using, or intends to discontinue use of, the intangible asset but holds it to prevent competitors from obtaining any benefit from it. The acquired defensive asset will be treated as a separate unit of accounting and the useful life assigned will be based on the period during which the asset would diminish in value. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. STOCK-BASED COMPENSATION

Radiant has adopted stock plans that provide for the grant of incentive and non-qualified stock options to directors, officers, and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. In addition, Radiant provides employees stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). The ESPP was suspended on December 31, 2005 in an effort to reduce future stock compensation expense. The Company reinstated the ESPP program during the third quarter of 2006 on terms that permit employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. Based on these terms, the reinstated ESPP will not result in any future stock compensation expense. The Company has authorized approximately 18.2 million shares for awards of options, of which approximately 1.9 million shares are available for future grants as of December 31, 2008.

On January 1, 2006, Radiant implemented the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. SFAS 123(R) requires companies to recognize the cost for employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method of adopting SFAS 123(R), Radiant began recognizing compensation expense for equity-based awards granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), plus unvested awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Under this method of implementation, no restatement of prior periods was required.

Equity-based compensation expense recognized under SFAS 123(R) in the consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006 was approximately $4.6 million, $3.8 million and $3.3 million, respectively. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis. Equity-based compensation expense reduced basic earnings per share by $0.14 and $0.12 for the years ended December 31, 2008 and 2007, respectively, and reduced diluted earnings per share by $0.14 and $0.11, respectively, for the years ended December 31, 2008 and 2007. The non-cash stock-based compensation expense was included in the consolidated statements of operations as follows (in thousands):

	2008	2007	2006
Cost of revenues-systems	$85	$163	$502
Cost of revenues-services	326	295	221
Product development	370	550	572
Sales and marketing	746	1,016	769
General and administrative	3,119	1,771	1,196

Non-cash stock based compensation expense	$4,646	$3,795	$3,260

For years ended December 31, 2008, 2007 and 2006, the total income tax benefit recognized in the consolidated statement of operations for share-based compensation, recorded in accordance with SFAS No. 123(R), was approximately $1.3 million, $1.2 million and $0.6 million, respectively. The Company capitalized approximately $54,000, $69,000 and $80,000 in compensation cost related to product development for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Stock Options

The exercise price of each stock option equals the market price of Radiant’s stock on the date of grant. Most options are scheduled to vest equally over a three or four-year period or when certain stock performance requirements are met. These stock performance requirements include a provision that allows for early vesting if certain stock price targets are met. The Company recognizes stock-based compensation expense using the graded vesting attribution method. Outstanding options expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions used in the model for the years ended December 31, 2008 and 2007 are outlined in the following table:

	Year ended	Year ended	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006
Expected volatility	50-61%	47-49%	52-55%
Expected life (in years)	3-4	3-4	3-4
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.3% - 3.3%	3.3% - 5.0%	4.6% - 5.4%

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

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

A summary of the changes in stock options outstanding under Radiant’s equity-based compensation plans during the years ended December 31, 2008 and 2007 is presented below:

(in thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	6,284	$9.58	4.95	$16,880

Granted	775	$12.74
Exercised	(1,002)	$7.07
Forfeited or cancelled	(259)	$11.66

Outstanding at December 31, 2007	5,798	$10.34	4.01	$42,886

Granted	927	$11.92
Exercised	(232)	$7.13
Forfeited or cancelled	(134)	$11.68

Outstanding at December 31, 2008	6,359	$10.66	3.25	$—

Vested or expected to vest at December 31, 2008	6,276	$10.66	3.25	$—
Exercisable at December 31, 2008	4,385	$10.58	3.11	$—
Exercisable at December 31, 2007	3,970	$10.35	3.85	$30,281

The weighted average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $4.57, $4.59 and $5.00, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $1.5 million, $7.5 million and $4.9 million, respectively. The total fair value of options that vested during the years ended December 31, 2008 and 2007 was approximately $2.8 million and $1.4 million, respectively. At December 31, 2008, 2007 and 2006, Radiant had approximately 2.0 million, 1.8 million and 1.9 million unvested options outstanding with a weighted-average grant-date fair value of $5.86, $3.56 and $3.05, respectively. Of the 2.0 million and 1.8 million options that were unvested at December 31, 2008 and 2007, there were 0.1 million options that had a vesting period based on stock performance requirements. The unvested options have a total unrecognized compensation expense of approximately $5.8 million at December 31, 2008, net of estimated forfeitures, which will be recognized over the weighted average period of 1.06 years. Cash received from options exercised was approximately $1.7 million, $7.1 million and $3.7 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Restricted Stock Awards

During 2008, the Company awarded approximately 0.3 million shares of restricted stock to employees under the Amended and Restated 2005 Long-Term Incentive Plan. These restricted stock awards vest at various terms over a three-year period from the date of grant. The weighted average fair value of restricted stock awards during 2008 was $12.20 per share. The Company recognized equity-based compensation expense related to restricted stock awards equal to $1.0 million for 2008. The unvested restricted stock awards had a total unrecognized compensation expense of approximately $2.6 million, net of estimated forfeitures, which will be recognized over 1.85 years.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. PRODUCT DEVELOPMENT EXPENDITURES

Product development expenditures for the years ended December 31, 2008, 2007 and 2006 are summarized as follows (in thousands):

	2008	2007	2006
Total development expenditures	$28,882	$26,173	$24,951
Less amounts capitalized	4,088	2,736	3,205

Product development expense	$24,794	$23,437	$21,746

The activity in the capitalized software development account during the years ended December 31,2008 and 2007 is summarized as follows (in thousands):

	2008	2007
Balance at beginning of period, net	$7,231	$5,019
Capitalized software development costs	4,088	2,736
Amortization expense	(1,021)	(524)
Impairment write-off	(1,020)	—

Balance at end of period, net	$9,278	$7,231

Amortization of capitalized software costs is included in system sales cost of revenues in the accompanying statements of operations.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. ACQUISITIONS

Each of the acquisitions discussed below was accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). Management has concluded that the acquisitions of Orderman, Jadeon and Hospitality EPOS are not considered material acquisitions under the provisions of SFAS 141.

Acquisition of Orderman GmbH

On July 1, 2008, the Company acquired Orderman GmbH (“Orderman”), one of the leading manufacturers of wireless handheld ordering and payment devices for the hospitality industry. Headquartered in Salzburg, Austria, Orderman has provided innovative mobile solutions since 1994. Orderman distributes its solutions through a reseller network of partners that have deployed their handheld devices, predominately in Europe. The total purchase price was approximately $33.0 million. The operations of the Orderman business have been included in the Company’s consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

The intangible assets acquired were valued by the Company with the assistance of independent appraisers utilizing customary valuation procedures and techniques. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the Orderman acquisition:

(Dollars in Thousands)
Current assets	$7,454
Property, plant and equipment	1,750
Identifiable intangible assets	19,147
Goodwill	15,552

Total assets acquired	43,903

Current liabilities	5,996
Long-term liabilities	4,915

Total liabilities assumed	10,911

Purchase price	$32,992

As a result of the Orderman acquisition, goodwill of approximately $15.6 million was recorded and assigned to the Hospitality segment. The following is a summary of the intangible assets acquired and the weighted-average useful life over which they will be amortized:

(Dollars in Thousands)	Purchased Asset	Weighted- Average Useful Life
Core and developed technology	$10,171	4 years
Reseller network	7,086	7 years
Trademark	1,890	Indefinite

Total intangible assets acquired	$19,147

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Jadeon

On May 1, 2008, Radiant acquired substantially all of the assets of Jadeon, Inc. (“Jadeon”), a wholly-owned subsidiary of Innuity, Inc. and one of the Company’s resellers in California. Headquartered in Irvine, just outside Los Angeles, Jadeon has been delivering and supporting Radiant’s hospitality point-of-sale solutions since 2001. Jadeon offers a full range of technology systems and implementation and support services throughout the West coast. The total purchase price was approximately $7.0 million. The operations of the Jadeon business have been included in the Company’s consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Hospitality EPoS Systems

On April 4, 2008, the Company acquired Hospitality EPoS Systems Ltd. (“Hospitality EPoS”), a leading technology supplier to the U.K. hospitality market since 1992. Headquartered in Kent, England, just outside London, Hospitality EPoS provided substantial capabilities for sales, implementation and support services and represented Radiant’s suite of hospitality products including Aloha point-of-sale software, Enterprise.com above-store reporting, gift card and loyalty programs, back office and Radiant hardware. The total purchase price was approximately $6.1 million. The operations of the Hospitality EPoS business have been included in the Company’s consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

The intangible assets acquired were valued by the Company utilizing customary valuation procedures and techniques. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the Hospitality EPoS acquisition:

(Dollars in Thousands)
Current assets	$1,532
Property, plant and equipment	1,672
Identifiable intangible assets	2,250
Goodwill	3,449

Total assets acquired	8,903

Current liabilities	2,605
Long-term liabilities	178

Total liabilities assumed	2,783

Purchase price	$6,120

As a result of the Hospitality EPoS acquisition, goodwill of approximately $3.4 million was recorded and assigned to the Hospitality segment. The following is a summary of the intangible asset acquired and the weighted-average useful life over which it will be amortized:

(Dollars in Thousands)	Purchased Asset	Weighted- Average Useful Life
Direct customers	$2,250	10 years

Total intangible asset acquired	$2,250

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Quest Retail Technology

On January 1, 2008, the Company acquired Quest Retail Technology Pty Ltd (“Quest”), a privately held company based in Adelaide, Australia. Quest is a global provider of point of sale and back office solutions to stadiums, arenas, convention centers, race courses, theme parks and various other industries. The total purchase price was approximately $53.4 million. The operations of the Quest business have been included in the Company’s consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

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

(Dollars in Thousands)
Current assets	$2,959
Property, plant and equipment	448
Identifiable intangible assets	18,496
Goodwill	32,548
Other assets	285

Total assets acquired	54,736

Current liabilities	1,027
Long-term liabilities	318

Total liabilities assumed	1,345

Purchase price	$53,391

As a result of the Quest acquisition, goodwill of approximately $32.5 million was recorded and assigned to the Hospitality segment. The following is a summary of the intangible assets acquired and the weighted-average useful lives over which they will be amortized:

(Dollars in Thousands)	Purchased Assets	Weighted- Average Useful Lives
Core and developed technology	$4,183	5 years
Reseller network	4,379	15 years
Trademarks and tradenames	5,201	Indefinite
Customer list	4,641	10 years
Backlog	92	2 months

Total intangible assets acquired	$18,496

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Synchronics, Inc.

On January 3, 2006, the Company acquired substantially all of the assets of Synchronics, Inc. (“Synchronics”), a supplier of business management and point-of-sale software for the retail industry. Total consideration was approximately $26.8 million and consisted of approximately $19.5 million in cash and 605,135 shares of restricted common stock with a value of $12.05 per share in accordance with EITF-99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The cash portion of the purchase price was paid on the date of closing. The operations of the Synchronics business have been included in the Company’s consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Retail segment.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. GOODWILL AND OTHER INTANGIBLES, NET

Goodwill

The Company’s evaluation of goodwill in accordance with SFAS 142 for 2008 and 2007 and completed on January 1, 2009 and 2008, respectively, resulted in no impairment losses. Changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	Hospitality	Retail	Total
BALANCE, December 31, 2006	$37,751	$24,197	$61,948

Currency translation adjustment related to Breeze acquisition	—	438	438

BALANCE, December 31, 2007	$37,751	$24,635	$62,386

Goodwill resulting from acquisitions (see Note 5)	62,993	—	62,993
Adjustment related to revaluation of intangible assets (see Note 5)	2,981	—	2,981
Adjustments related to change in contingent liabilities (see Note 5)	3,929	—	3,929
Adjustments related to change in deferred income tax liabilities of acquisitions (see Note 5)	(5,283)	—	(5,283)
Currency translation adjustments related to acquisitions	(10,849)	(928)	(11,777)

BALANCE, December 31, 2008	$91,522	$23,707	$115,229

Intangible Assets

A summary of the Company’s intangible assets as of December 31, 2008 and 2007 is as follows (in thousands):

	Weighted Average Amortization Lives	December 31, 2008		December 31, 2007
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core and developed technology – Hospitality	3.8 years	$25,021	(13,691)	$12,700	$(11,862)
Reseller network – Hospitality	12.4 years	18,906	(3,775)	9,200	(2,428)
Direct sales channel – Hospitality	10 years	3,600	(1,785)	3,600	(1,425)
Covenants not to compete – Hospitality	4 years	1,750	(1,600)	1,750	(1,545)
Trademarks and tradenames – Hospitality	Indefinite	6,928	—	1,300	—
Trademarks and tradenames – Hospitality	5 years	300	(194)	300	(134)
Customer list and contracts – Hospitality	7.7 years	12,782	(2,274)	1,650	(633)
Backlog – Hospitality	2 months	92	(92)	—	—
Core and developed technology – Retail	4 years	3,800	(2,850)	3,800	(1,900)
Reseller network – Retail	6 years	5,200	(2,600)	5,200	(1,733)
Subscription sales – Retail	4 years	1,400	(1,050)	1,400	(700)
Trademarks and tradenames – Retail	6 years	700	(350)	700	(233)
Other	7.8 years	2,021	(611)	2,020	(377)

Total intangible assets		$82,500	$(30,872)	$43,620	$(22,970)

Amortization expense related to intangible assets was approximately $7.9 million, $4.3 million and $8.2 million for the years ended December 31, 2008, 2007, and 2006, respectively.

The table below summarizes the approximate amortization expense, assuming no future acquisitions, dispositions or impairments of intangible assets, for the following 12-month periods subsequent to December 31, 2008 (in thousands):

12-month period ended December 31,
2009	$9,621
2010	8,496
2011	7,210
2012	4,969
2013	4,195
Thereafter	10,209

$44,700

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. DEBT

On March 31, 2005, the Company entered into a senior secured credit facility with Wells Fargo Foothill, Inc. (the “WFF Credit Agreement”), as the arranger, administrative agent and initial lender. The WFF Credit Agreement, which was amended on January 3, 2006, provided for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $31 million. The revolving loan amount available to the Company was derived from a monthly borrowing base calculation using the Company’s various receivables balances. The amount derived from this borrowing base calculation was further reduced by the total amount of letters of credit outstanding. Loans under the WFF Credit Agreement bore interest, at Radiant’s option, at either the London Interbank Offered Rate (“LIBOR”) plus two and one half percent, or at the prime rate of Wells Fargo Bank, N.A. The WFF Credit Agreement contained certain customary representations and warranties from Radiant. It also contained customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of Radiant’s assets; and limitations on transactions with related parties. In addition, the WFF Credit Agreement contained various financial covenants, including: minimum EBITDA levels, as defined; minimum tangible net worth, as defined; and maximum capital expenditures. As of December 31, 2007, the Company was in compliance with all financial and non-financial covenants.

On January 2, 2008, the WFF Credit Agreement was refinanced upon the execution of a new credit agreement with JPMorgan Chase Bank, N.A. as arranger and administrative agent, and JPMorgan Chase Bank, N.A, SunTrust Bank, Bank of America, Guaranty Bank and Wachovia Bank, N.A., as lenders (the “JPM Credit Agreement”). The JPM Credit Agreement, and subsequent amendments, provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. The Company has the right to increase the revolving credit commitment by up to $25 million subject to the terms and conditions set forth in the JPM Credit Agreement. As of December 31, 2008, aggregate borrowings under this facility totaled $98.0 million, comprised of $72.0 million in revolving loans and $26.0 million in term loan facility borrowings. As of December 31, 2008, revolving loan borrowings available to the Company were equal to $8.0 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option of either (1) LIBOR plus a margin ranging between 1.25% and 2.00% based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00% based on the Company’s consolidated leverage ratio, as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of the Company’s assets; and limitations on related party transactions. In addition, the JPM Credit Agreement requires the Company to comply with various financial covenants, including maintaining leverage and fixed charge coverage ratios, as defined. The JPM Credit Agreement also contains certain customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of December 31, 2008.

In the third quarter of 2008, the Company assumed research and development loans with the Austrian government in conjunction with the acquisition of Orderman GmbH bearing interest at approximately 2.50%, maturing on various dates through December 31, 2013.

In the second quarter of 2008, the Company assumed approximately $0.3 million for two promissory notes in conjunction with the acquisition of Hospitality EPoS. The notes were held by the Bank of Scotland, and the interest was approximately 7.50%. The notes were paid in full during the fourth quarter of 2008.

In the fourth quarter of 2005, the Company issued approximately $4.1 million in notes payable related to the acquisition of MenuLink. The interest on the notes was calculated based on the prime rate, and payments for both principal and interest were made in equal installments over a 36-month period. The notes were paid in full during the fourth quarter of 2008.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of long-term debt and the related balances as of December 31, 2008 and 2007 (in thousands):

Description of Debt	December 31, 2008	December 31, 2007
Revolving credit loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined (2.25% as of December 31, 2008), maturing on January 2, 2013	$72,000	$—
Term loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined (2.25% as of December 31, 2008), maturing on January 2, 2013	26,000	—
Research and development loans from the Austrian government assumed in conjunction with the acquisition of Orderman GmbH bearing interest at approximately 2.50%, maturing on various dates through December 31, 2013.	466	—

Promissory notes with MenuLink shareholders that bore interest based on the prime rate as of the first business day of each calendar quarter; this balance was paid in full during the fourth quarter of 2008	—	1,311
Term loan (as amended) with a bank that bore interest based on the prime rate with principal paid at $492 per month plus accrued interest, which was refinanced on January 2, 2008 upon the execution of the JPM Credit Agreement	—	18,192
Promissory note (as amended) with Aloha shareholders that bore interest based on the prime rate plus one percent; this balance was paid in full during the first quarter of 2008	—	964

Total	$98,466	$20,467

Approximate annual maturities of notes payable that were outstanding at December 31, 2008 are as follows:

(Dollars in Thousands)
2009	$6,081
2010	6,000
2011	6,000
Thereafter	80,385

Balance, December 31, 2008	$98,466

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. OTHER CHARGES AND INCOME

Impairment Charge for Capitalized Software

The Company evaluates the recoverability of capitalized software development costs on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the asset may be less than its net realizable value. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss is recognized. The Company’s annual evaluation of capitalized software development costs on January 1, 2009 resulted in an impairment charge of approximately $1.0 million.

Severance and Restructuring Charge

During the fourth quarter of 2008, the Company recorded a charge of $0.4 million related to severance and restructuring of the organization. This charge results from our efforts to align the Company’s cost structure with its revenues in light of the severe economic downturn that began in the second half of 2008.

During 2004, in connection with the purchase of Aloha and the efficiencies obtained in the consolidation of several processes and the alignment of resources, the Company accrued approximately $1.1 million for severance payments and included this amount in goodwill. During 2007 and 2006, approximately $0.1 million and $0.3 million of these liabilities, respectively, were paid, and no amount was outstanding as of December 31, 2008.

Sale of Land

During the fourth quarter of 2008, the Company sold an undeveloped parcel of land containing 16.7 acres for approximately $4.2 million. The sale resulted in cash proceeds equal to approximately $3.9 million and the recognition of a net gain of $1.4 million.

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

This amendment resulted in a restructuring charge of approximately $2.1 million in the third quarter of 2008, which consisted of $1.3 million for construction allowance, $0.4 million of lease restructuring reserves, and $0.4 million of sub-lease commissions associated with the amendment to the sublease. The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2007	$—	$—	$—

Restructuring charges	1,632	484	2,116
Expenses charged against restructuring reserve	(785)	(83)	(868)

Balance, December 31, 2008	$847	$401	$1,248

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

This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.2 million in restructuring charges as the initial assumption regarding the ability to sublease the facility had changed. As of December 31, 2008, approximately $0.3 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the fourth quarter of 2010 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2007	$185	$300	$485

Expenses charged against restructuring reserve	(3)	(146)	(149)

Balance, December 31, 2008	$182	$154	$336

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The abandonment of the Bedford facility resulted in a restructuring charge of approximately $1.4 million in the second quarter of 2006, which consisted of the fair value of the remaining lease liability and ongoing maintenance costs. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.1 million in restructuring charges as the initial assumption regarding ongoing maintenance costs had changed. The remaining payments were made during 2008.

Financing Costs Related to Long-Term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt. The Company incurred financing costs in 2005 related to the WFF Credit Agreement and other long-term debt agreements. The costs were deferred and were being amortized over three years. In conjunction with the termination of the WFF Credit Agreement, as described in Note 7, a write-off of the remaining financing costs and early termination penalties resulted in a charge of approximately $0.4 million in the first quarter of 2008.

Forward Exchange Contracts

The Company records derivatives, namely foreign exchange contracts, on the balance sheet at fair value. The gains or losses on foreign currency forward contracts are recorded in the accompanying consolidated statements of operations. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments. The Company recognized a gain during the second quarter of 2008 of approximately $0.5 million related to a forward exchange contract entered into for the acquisition of Orderman. The Company also recognized a gain of approximately $0.3 million related to a foreign exchange contract during the first quarter of 2008 in conjunction with the acquisition of Quest.

Due Diligence Costs

During the second quarter of 2007, the Company wrote off $1.2 million in accounting, tax and legal due diligence fees in connection with the termination of proposed acquisitions. The Company determined that such acquisitions would not take place.

9. ACCRUED LIABILITIES

The components of accrued liabilities at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Accrued wages	$2,802	$3,319
Bonus and external/internal commissions payable	6,291	9,912
Other accrued liabilities	8,110	5,196

	$17,203	$18,427

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. INCOME TAXES

The following summarizes the components of the income tax provision (benefit) (in thousands):

	Years ended December 31,
	2008	2007	2006
Current taxes:
Federal	$2,093	$3,017	$809
State	707	339	45
Foreign	1,990	480	418
Deferred taxes	1,265	4,986	(11,575)

Income tax provision (benefit)	$6,055	$8,822	$(10,303)

Our domestic and foreign income from continuing operations before income taxes is as follows (in thousands):

	2008	2007	2006
U.S.	$11,661	$19,093	$7,048
Foreign	5,422	1,572	1,006

	$17,083	$20,665	$8,054

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income from continuing operations before taxes. Reconciliation of these differences is as follows:

	2008	2007	2006
Statutory federal tax rate	35%	35%	34%
State income taxes, net of federal tax benefit	1.9	1.9	2.5
Foreign taxes	(4.3)	1.0	0.6
Meals and entertainment	1.1	0.5	1.3
Valuation allowance on deferred tax assets	2.3	(0.2)	(185.0)
Rate change	0.1	(1.5)	3.5
Increase in tax contingencies	(0.1)	0.3	7.7
Incentive stock option compensation	0.0	1.2	7.2
Other	(0.6)	4.5	0.3

	35.4%	42.7%	(127.9)%

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred income tax assets and (liabilities) as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Deferred income tax assets:
Inventory reserve	$2,256	$1,808
Allowance for doubtful accounts	1,733	1,687
Depreciation	1,250	1,473
FAS 123(R) expense – non qualified options	3,050	1,347
Accrued expenses	852	617
Deferred Rent	838	1,029
Net operating loss carryforward	938	380
Research credit	972	2,421
State credit	391	391
Foreign tax credit	465	411
Alternative minimum tax credit	281	281
Other	3,270	1,580

Gross deferred income tax assets	16,296	13,773
Valuation allowance	(1,022)	(411)

Total deferred income tax assets, net	$15,274	$13,362

Deferred income tax liabilities:
Goodwill and intangible assets	(10,358)	(2,379)

Net deferred income tax asset	$4,916	$10,635

Our deferred income tax assets and liabilities at December 31, 2008 and 2007, are included in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2008	2007
Current deferred income tax assets	$7,982	$7,730
Deferred income tax assets, non-current	(3,066)	2,905

Net deferred income tax assets	$4,916	$10,635

At December 31, 2008, the Company had state net operating loss carryforwards of approximately $8.9 million and foreign net operating loss carryforwards of $2 million. Certain tax loss carryforwards (if not utilized against taxable income) expire from 2013 to 2024. In addition, certain other net operating losses carryforward indefinitely. The Company has excess tax benefits, related to current and prior year stock option exercises subsequent to the adoption of FAS 123(R), of $13.3 million of which $5.5 million has not been recorded as a deferred tax asset as the amounts have not yet resulted in a reduction in current taxes payable. The benefit of these deductions will be recorded to additional paid-in-capital at the time the tax deduction results in a reduction of current taxes payable.

At December 31, 2007, the Company had state net operating loss carryforwards of approximately $10.1 million and foreign net operating loss carryforwards of $0.3 million. The tax loss carryforwards (if not utilized against taxable income) expire from 2013 to 2024. The Company has excess tax benefits, related to current and prior year stock option exercises subsequent to the adoption of FAS 123(R), of $12.0 million of which $5 million has not been recorded as a deferred tax asset as the amounts have not yet resulted in a reduction in current taxes payable. The benefit of these deductions will be recorded to additional paid-in-capital at the time the tax deduction results in a reduction of current taxes payable.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company has certain tax credit carryforwards available to offset future tax expense, including research and development, state, foreign and alternative minimum tax credits. The amounts at December 31, 2008 totaled $1.0 million, $0.4 million, $0.5 million and $0.3 million, respectively. The amounts at December 31, 2007 totaled $2.4 million, $0.4 million, $0.4 million and $0.3 million, respectively. The research and development and foreign tax credits expire from 2012 to 2020. The alternative minimum tax credit carries forward indefinitely to offset future U.S. tax liability.

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

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to FAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent APIC pool and consolidated statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS No. 123(R). Using this methodology, we had no beginning balance in the APIC pool.

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

Including the cumulative effect increase, at the beginning of 2008, the Company had approximately $2.4 million of total gross unrecognized tax benefits. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate is $1.4 million and $1.5 million for the periods ended December 31, 2008 and December 31, 2007 respectively.

The following reconciliation summarizes the total gross unrecognized tax benefits (in thousands):

	Year ended December 31,
(in Thousands)	2008	2007
Beginning Balance	$2,291	$2,291
Gross change tax positions of current period	198	—
Gross change for tax positions of prior year	—	—
Settlements with taxing authorities	—	—
Lapse of statute of limitations	(65)	—

Ending Balance	$2,424	$2,291

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. For U.S. federal and most state jurisdictions, tax years after 1997 are open for examination primarily due to net operating losses and other tax attribute carryforwards. For Austria, Australia, Czech Republic and the United Kingdom, tax years after 2002, 2004, 2004 and 2007, respectively, are open for examination. The Company is not currently under examination by any income taxing jurisdiction.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued $0.4 million and $0.1 million in interest associated with uncertain tax positions for the periods ended December 31, 2008 and December 31, 2007 respectively.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, equipment and certain vehicles under noncancelable operating lease agreements expiring on various dates through 2017. Total rent expense under operating leases was approximately $5.4 million, $4.8 million and $5.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company leases various equipment under capital leases that expire on various dates through December 2011. Aggregate future minimum lease payments under the capital leases, noncancelable operating leases in effect as of December 31, 2008, and noncancelable operating leases which commenced subsequent to December 31, 2008, are as follows (in thousands):

	Capital	Operating
2009	$965	$5,343
2010	878	5,068
2011	405	3,711
2012	103	3,744
2013	—	1,821
Thereafter	—	4,141

Total	$2,351	$23,828

Less: Amount representing interest	240

Net present value of minimum lease payments	2,111
Less: Current portion of capital lease	824

Long-term portion of capital lease obligation	$1,287

The schedule above includes the future minimum lease payments related to facilities that are being subleased. The total minimum rentals to be received in the future under noncancelable subleases as of December 31, 2008, are approximately $1.8 million in 2009, $1.9 million in 2010 and $1.4 million in 2011.

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

Letters of Credit

As of December 31, 2007, the Company had outstanding letters of credit of $0.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The outstanding letters of credit reduced the amount available under the former revolving loan provided by the Credit Agreement with Wells Fargo Foothill, Inc. Further explanation of this agreement is presented in Note 7. In the first quarter of 2008, the letters of credit expired and were not renewed.

Legal Matters

Radiant is and has been involved in legal proceedings arising in the normal course of business. Management is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Purchase Commitments

The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The aggregate anticipated payments related to these purchase orders are approximately $2.8 million in 2009.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

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

The following is a summary of transactions that have occurred over the past three years in regards to the stock repurchase program:

During 2006, the Company repurchased, and subsequently retired, approximately 453,000 shares for approximately $5.0 million at an average cost of $10.97 per share. In 2007, the Board of Directors of the Company authorized a re-commencement of the Company’s stock repurchase program authorizing the repurchase of up to 1.0 million shares at a price not to exceed $25.00 per share through November 2009. The Company did not repurchase any shares under its repurchase plan during 2008 or 2007.

Preferred Stock

In January 1997, the Company authorized 5,000,000 shares of preferred stock with no par value. The Company’s Board of Directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

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

In 2008, 2007 and 2006, the Company issued approximately 28,000 shares, 9,000 shares and 3,000 shares under the ESPP at an average price of $6.16, $14.15, and $9.32 per share, respectively. As of December 31, 2008, there were approximately 963,000 shares available for future issuance under the ESPP.

Directors Stock Option Plan

During 1997, the Company’s Board of Directors adopted, with shareholder approval, the Non-Management Directors’ Stock Option Plan (the “Directors’ Plan”) for non-management directors of the Company, under which the Company could grant options to purchase up to 150,000 shares of Radiant’s common stock to nonemployee directors of the Company. Options were granted at an exercise price, not less than fair value as referenced to quoted market prices. Initial grants to new directors were exercisable over three years, while annual grants were exercisable six months after the grant date. Options granted under the Directors’ Plan expire ten years from the date of grant. During 2002, the Directors’ Plan was amended to increase the number of options available for grant to 300,000 shares, as well as to increase the grant to a non-employee director upon initial appointment to 25,000 from 15,000 and the annual grant to 10,000 from 5,000. The Company has not granted any options under this plan during the last three years. As of December 31, 2008, the Company has granted approximately 335,000 options under the Directors’ Plan, of which 37,500 have been exercised and 55,000 have been cancelled. This plan was replaced with the 2005 Long-Term Incentive Plan, described below.

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

2005 Long-Term Incentive Plan

Effective April 25, 2005, the Amended and Restated 2005 Long-Term Incentive Plan (“LTIP”) was adopted by the Company’s Board of Directors and subsequently approved by shareholders. The LTIP replaced both the 1995 Plan and the Directors’ Plan and became the only plan for providing stock-based incentive compensation to directors and employees of the Company, other than the ESPP, which remains in effect. Options previously granted under the 1995 Plan and the Directors’ Plan remain exercisable in accordance with the terms of the respective plans. The LTIP provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance units and phantom stock. The LTIP previously authorized the issuance of up to 2,500,000 shares of the Company’s common stock and the maximum that may be granted to any one employee in any calendar year is 250,000. During 2008, the LTIP was amended to increase the number of options available for grant to 4,500,000 shares. No grants may be made under the LTIP subsequent to April 24, 2015. As of December 31, 2008, the Company has granted 2,435,621 shares under the LTIP, of which 44,000 have been exercised and 147,000 shares have been cancelled.

Employee Savings Plan

The Company has a 401(k) profit-sharing plan (the “401(k) Plan”) available to all employees of the Company who have attained age 21. The 401(k) Plan includes a salary deferral arrangement pursuant to which employees may contribute a minimum of 1% and a maximum of 80% of their salary on a pretax basis, up to $15,500 in 2008. If an employee is age 50 or older, they may be eligible for a catch-up contribution of up to $5,000 in 2008. The Company may make both matching and additional contributions at the discretion of the Company’s Board of Directors. The Company made contributions of approximately $1.6 million, $1.4 million and $1.0 million during 2008, 2007 and 2006, respectively. Effective January 1, 2009, the Company temporarily suspended its matching contributions in the 401(k) Plan in an effort to reduce operating costs during the severe economic recession that began in the second half of 2008.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the range of exercise prices, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date for stock options outstanding as of December 31, 2008 (in thousands, except weighted average price and remaining contractual life):

	Options Outstanding		Weighted Average Remaining Contractual Life (Years)	Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
$3.37 - $5.63	1,634	$4.64	3.21	1,122	$4.83
$6.03 - $9.33	1,313	7.65	3.59	1,292	7.63
$9.35 - $13.00	1,623	11.98	3.33	924	11.89
$13.11 - $17.23	1,276	14.84	3.77	534	15.56
$19.19 - $45.58	513	22.99	1.00	513	22.99

Total	6,359	$10.66		4,385	$10.57

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2008, under which the equity securities of the Company were authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans
Approved by Shareholders:
1995 Stock Option Plan	3,872	$9.75	—
1997 Non-Management Directors Stock Option Plan	243	$10.18	—
1998 Employee Stock Purchase Plan	—	—	963
2005 Long-Term Incentive Plan	2,244	$12.28	1,910
Not approved by shareholders:	—	—	—

Total	6,359	$10.66	2,873

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SEGMENT REPORTING DATA

The Company’s reportable segments were identified based on the manner in which management reviews operating results and makes decisions regarding the allocation of the Company’s resources. Each segment focuses on delivering site management systems, including point-of-sale, self-service kiosk, and back-office systems, designed specifically for each of the core vertical markets. The Company’s segments derive revenues from the sale of products, including system software and hardware, and services, including customer support, maintenance, training, custom software development, hosting and implementation services.

The Company operates in two primary segments: (i) Hospitality and (ii) Retail. The Company’s chief operating decision maker makes decisions based on information for these segments.

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

	For the year ended December 31, 2008
	Hospitality	Retail	All Other	Total
Revenues	$225,014	$73,053	$3,509	$301,576
Amortization of intangible assets	5,350	2,317	235	7,902
Product development	16,707	4,413	—	21,120
Net income before allocation of central costs	36,762	10,549	—	47,311
Goodwill	91,522	23,707	—	115,229
Other identifiable assets	105,666	23,729	1,340	130,735

	For the year ended December 31, 2007
	Hospitality	Retail	All Other	Total
Revenues	$170,512	$80,518	$2,168	$253,198
Amortization of intangible assets	2,000	2,283	18	4,301
Product development	13,632	4,410	—	18,042
Net income before allocation of central costs	35,607	17,087	—	52,694
Goodwill	37,751	24,635	—	62,386
Other identifiable assets	58,190	36,817	1,169	96,176

	For the year ended December 31, 2006
	Hospitality	Retail	All Other	Total
Revenues	$141,208	$78,537	$2,565	$222,310
Amortization of intangible assets	5,880	2283	26	8,190
Product development	12,605	5,546	86	18,237
Net income before allocation of central costs	20,566	12,108	797	33,471
Goodwill	37,751	24,197	—	61,948
Other identifiable assets	49,322	29,625	1,415	80,362

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of product development expense allocated to reportable segments to total product development expense for the years ended December 31, 2008, 2007 and 2006, is as follows (in thousands):

	December 31,
	2008	2007	2006
Product development expense for reportable segments	$21,120	$18,042	$18,237
Indirect product development expenses unallocated	3,674	5,395	3,509

Product development expense	$24,794	$23,437	$21,746

The reconciliation of net income before the allocation of central costs from reportable segments to net income for the years ended December 31, 2008, 2007 and 2006, is as follows (in thousands):

	December 31,
	2008	2007	2006
Net income for reportable segments	$47,311	$52,694	$33,471
Central corporate expenses unallocated	(36,283)	(40,851)	(26,037)
Release of valuation allowance related to deferred tax assets	—	—	10,923

Net income	$11,028	$11,843	$18,357

The reconciliation of other identifiable assets to total assets as of December 31, 2008 and 2007, is as follows (in thousands):

	December 31,
	2008	2007
Other identifiable assets for reportable segments	$130,735	$96,176
Goodwill for reportable segments	115,229	62,386
Central corporate assets unallocated	57,578	63,397

Total assets	$303,542	$221,959

Revenues not associated with the Company’s Hospitality and Retail segments are comprised of revenues from hardware sales outside the Company’s segments.

The Company distributes its technology both within the United States of America and internationally. Revenues derived from within the United States of America were approximately $259.1 million, $219.7 million and $183.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company currently has international offices in Adelaide, Geelong, Prague, Salzburg, Shanghai, Singapore and the United Kingdom and representation in Spain, Central America and South America. Geographic revenue information is based on the location of the selling entity. Revenues derived from international sources were approximately $42.5 million, $33.5 million and $38.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, the Company had international identifiable assets, including goodwill, of approximately $107.7 million and $23.7 million, respectively, of which approximately $82.0 million and $4.6 million, respectively, are long-lived assets.

The segment reporting data presented above may not reflect actual performance and actual asset balances had each segment been a stand-alone entity. Furthermore, the segment information may not be indicative of future performance.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

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

16. SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables set forth certain unaudited financial data for each of the Company’s last eight calendar quarters. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. Net income per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year. Results for 2008 include the results of Quest, Hospitality EPoS, Jadeon and Orderman from the related dates of acquisition (in thousands, except per share data):

	Quarter ended
	Mar 31, 2008	June 30, 2008	Sep 30, 2008	Dec 31, 2008(1)
Total revenues	$70,159	$73,772	$82,354	$75,291

Gross profit	30,608	32,132	34,937	31,385

Net income	3,420	4,046	1,645	1,917

Net income per share:
Basic	0.10	0.13	0.05	0.06
Diluted	0.10	0.12	0.05	0.06

	Quarter ended
	Mar 31, 2007	June 30, 2007	Sep 30, 2007	Dec 31, 2007(2)
Total revenues	$57,439	$62,912	$62,543	$70,304

Gross profit	24,953	28,523	27,564	31,097

Net income	2,037	2,284	2,946	4,576

Net income per share:
Basic	0.07	0.07	0.09	0.15
Diluted	0.06	0.07	0.09	0.14

(1)	The Company recognized a gain on the sale of land of approximately $1.4 million ($0.04 per diluted common share) in the fourth quarter of 2008. This gain was offset by a charge of approximately $0.4 million ($0.01 per diluted common share) related to severance and restructuring of the organization and a charge of approximately $1.0 million ($0.03 per diluted common share) related to impairment of a capitalized software project.
(2)	The Company recognized a gain of approximately $0.8 million ($0.03 per diluted common share) related to a foreign exchange contract executed in the fourth quarter of 2007.

17. SUBSEQUENT EVENTS

None

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors.

Based on their evaluation as of December 31, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses except for Orderman GmbH, which was acquired on July 1, 2008 and whose financial statements constitute 7% and 12% of net and total assets, respectively, 2% of revenues, and (19)% of net income for the consolidated financial statement amounts as of and for the year ended December 31, 2008. Further discussion of this acquisition can be found in Note 5 to our consolidated financial statements. Based on its evaluation under the framework in “Internal Control—Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting.

During the quarter ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Radiant Systems, Inc.

Alpharetta, Georgia

We have audited the internal control over financial reporting of Radiant Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Orderman GmbH, which was acquired on July 1, 2008 and whose financial statements constitute 7% and 12% of net and total assets, respectively, 2% of revenues, and (19%) of net income for the consolidated financial statement amounts as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Orderman GmbH. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 5, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 5, 2009

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be included in our proxy statement to be used in connection with the solicitation of proxies for our 2009 annual meeting of shareholders (the “2009 Proxy Statement”) to be filed with the SEC and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be included in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be included in our 2009 Proxy Statement and is incorporated herein by reference. See also “Equity Compensation Plan Information” set forth in Item 5 of this annual report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be included in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be included in our 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

1. Financial Statements

The following consolidated financial statements, together with the applicable reports of the independent registered public accounting firm, have been filed as Item 8 in Part II of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

2. Financial Statement Schedule

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the financial statements.

SCHEDULE II

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts for the year ended (in thousands)	Balance at Beginning of Period	Additions Charged to Operations	Deductions	Balance at End of Period
December 31, 2006	$3,407	$656	$553	$3,510
December 31, 2007	3,510	—	63	3,447
December 31, 2008	3,447	1,615	692	4,370

3. Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (“2/97 S-1”), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (“6/97 S-1”), (iii) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-41291 (“1997 S-8”), (iv) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-62157 (“1998 S-8”), (v) the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (“1998 10-K”), (vi) the Registrant’s Form 8-K filed October 14, 2003 (the “October 14, 2003 8-K”), (vii) the Registrant’s Form 8-K filed December 16, 2003 (the “December 16, 2003 8-K”), (viii) the Registrant’s Form 8-K filed January 23, 2004 (the “January 23, 2004 8-K”), (ix) the Registrant’s Form 8-K filed February 17, 2004 (the “February 17, 2004 8-K”), (x) the Registrant’s Form 8-K filed December 15, 2003 (“December 15, 2003 8-K”), (xi) the Registrant’s Form 8-K filed January 23, 2004 (the “January 23, 2004 8-K”), (xii) Registration Statement on Form S-8, Registration No. 333-71892 (“2001 S-8”), (xiii) Exhibit 12(d)(5)(i) of the Schedule to Tender Offer Statement filed by the Registrant on December 2, 2004 (“2004 Schedule TO”), (xiv) the Registrant’s Form 8-K filed January 9, 2006 (the “January 9, 2006 8-K”), (xv) the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “June 2006 10-Q”), (xvi) the Registrant’s Form 8-K filed December 17, 2007 (the “December 17, 2007 8-K”), (xvii) the Registrant’s Form 8-K filed January 8, 2008 (the “January 8, 2008 8-K”) and (xviii) the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”), (xix) the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “March 2008 10-Q”), (xx) the Registrant’s Form 8-K filed March 28, 2008 (the “March 28, 2008 8-K”), (xxi) the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “June 2008 10-Q”), (xxii) the Registrant’s Form 8-K filed June 4, 2008 (the “June 4, 2008 8-K”), (xxiii) the Registrant’s Form 8-K filed July 9, 2008 (the “July 9, 2008 8-K”), (xxiv) Appendix A of the Registrant’s Definitive Proxy Statement filed August 22, 2008 (the “August 2008 Proxy”) and (xxv) the Registrant’s Form 8-K filed August 5, 2008 (the “August 5, 2008 8-K”).

Exhibit Number	Description of Exhibit
*2.1	Asset Purchase Agreement, dated December 15, 2003, by and among Radiant Systems, Inc., Aloha Technologies, Ltd. et al. (December 16, 2003 8-K)

*2.1.1	Amendment No. 1 to Asset Purchase Agreement, dated January 13, 2004 (January 23, 2004 8-K)

*2.2	Asset Purchase Agreement, dated December 12, 2005, by and among Radiant Systems, Inc., Synchronics, Inc. and Jeff Goldstein (January 9, 2006 8-K)

*2.2.1	Amendment No. 1 to Asset Purchase Agreement, dated January 3, 2006 (June 2006 10-Q)

*2.3	Share Purchase Agreement, dated December 11, 2007, by and among Radiant Systems, Inc., Quest Retail Technology Pty Ltd, and David Brown (December 17, 2007 8-K)

*2.3.1	First Amendment to Share Purchase Agreement, dated as of January 4, 2008, by and among Radiant Systems, Inc., RADS Australia Holdings Pty Ltd, Quest Retail Technology Pty Ltd, and David Brown (January 8, 2008 8-K)

*2.4	Stock Purchase Agreement dated as of July 3, 2008, by and among Radiant Systems GmbH, Orderman GmbH, Alois Eisl, Franz Blatnik, Gottfried Kaiser, and Ing. Katamay (July 9, 2008 8-K)

*3.1	Amended and Restated Articles of Incorporation (2/97 S-1)

*3.2	Amended and Restated Bylaws (2/97 S-1)

*4.1	Specimen Certificate of Common Stock (2/97 S-1)

*4.2	Credit Agreement, dated as of January 2, 2008, by and among Radiant Systems, Inc., the Lenders party thereto, and JP Morgan Chase Bank, N.A. (January 8, 2008 8-K).

*4.2.1	Amendment No. 1 dated as of June 30, 2008 to the Credit Agreement dated as of January 2, 2008, by and among Radiant Systems, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (June 2008 10-Q)

*4.2.2	Amendment No. 2 dated as of July 31, 2008 to the Credit Agreement dated as of January 2, 2008, by and among Radiant Systems, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (August 5, 2008 8-K)

*10.1	Form of License, Support and Equipment Purchase Agreement (2/97 S-1)

*10.2	Amended and Restated 1995 Stock Option Plan (2/97 S-1)

*10.2.1	Amendment No. 1 to Amended and Restated 1995 Stock Option Plan (1997 S-8)

*10.2.2	Amendment No. 2 to Amended and Restated 1995 Stock Option Plan (1998 S-8)

*10.2.3	Amendment No. 3 to Amended and Restated 1995 Stock Option Plan (2001 S-8)

*10.2.4	Form of Option Agreement under 1995 Stock Option Plan (2004 Schedule TO)

*10.3	Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.3.1	First Amendment to Lease Agreement dated April 3, 1998, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

Exhibit Number	Description of Exhibit
*10.3.2	Second Amendment to Lease Agreement dated September 1998, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

*10.4	Lease Agreement dated November 11, 1997 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road) (1998 10-K)

*10.4.1	First Amendment to Lease Agreement dated August 14, 1998 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road) (1998 10-K)

10.5	Amended and Restated 2005 Long-Term Incentive Plan

*10.6	Amendment to Amended and Restated 2005 Long-Term Incentive Plan (August 2008 Proxy)

*10.7	Office Lease Agreement, dated September 16, 2005, by and between Radiant Systems, Inc. and Centreport Trinity, Ltd. (2006 10-K)

*10.8	Radiant Lease Agreement for 1727 Kirby Parkway, dated January 3, 2006, by and between Radiant Systems, Inc. and Jeff Goldstein Investment Partnership (2006 10-K)

*10.9	Non-Management Directors’ Stock Option Plan (6/97 S-1)

*10.10	Registration Rights Agreement, dated January 13, 2004 (January 23, 2004 8-K)

*10.11	Reseller and Services Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.11	Noncompetition Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Erez Goren (February 17, 2004 8-K)

*10.13	Right of First Refusal and Purchase Option Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.14	Sublease and Facilities Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.15	Named Executive Officer Compensation Arrangements (March 28, 2008 8-K) (Management compensation plan or arrangement)

*10.16	2008 Short-Term Incentive Plan of John H. Heyman (March 2008 10-Q) (Management compensation plan or arrangement)

*10.17	2008 Short Term Incentive Plan of Alon Goren (March 2008 10-Q) (Management compensation plan or arrangement)

*10.18	2008 Short Term Incentive Plan of Mark E. Haidet (March 2008 10-Q) (Management compensation plan or arrangement)

*10.19	2008 Short Term Incentive Plan of Andrew S. Heyman (March 2008 10-Q) (Management compensation plan or arrangement)

*10.20	Senior Executive Change in Control Severance Plan (June 4, 2008 8-K)

Exhibit Number	Description of Exhibit
10.21	Director Compensation Arrangements (Management compensation plan or arrangement)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Alpharetta, State of Georgia on March 6, 2009.

RADIANT SYSTEMS, INC.

By:	/s/ JOHN H. HEYMAN
John H. Heyman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALON GOREN Alon Goren	Chairman of the Board and Chief Technology Officer	March 6, 2009

/s/ JOHN H. HEYMAN John H. Heyman	Chief Executive Officer and Director (principal executive officer)	March 6, 2009

/s/ MARK E. HAIDET Mark E. Haidet	Chief Financial Officer (principal financial officer)	March 6, 2009

/s/ ROBERT R. ELLIS Robert R. Ellis	Vice President of Accounting (principal accounting officer)	March 6, 2009

/s/ MICHAEL Z. KAY Michael Z. Kay	Director	March 6, 2009

/s/ JAMES S. BALLOUN James S. Balloun	Director	March 6, 2009

/s/ J. ALEXANDER M. DOUGLAS, JR. J. Alexander M. Douglas, Jr.	Director	March 6, 2009

/s/ DONNA A. LEE Donna A. Lee	Director	March 6, 2009

/s/ WILLIAM A. CLEMENT, JR. William A. Clement, Jr.	Director	March 6, 2009