Form 10-Q
period 2009-03-31
RADIANT SYSTEMS INC
filed 2009-05-07
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and has posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2009, there were 32,911,979 shares of the registrant’s no par value common stock outstanding.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information contained in this report is furnished by Radiant Systems, Inc. (“Radiant,” “Company,” “we,” “us,” or “our”). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. The financial information presented herein should be read in conjunction with the financial statements included in the Company’s Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$12,599	$16,450
Accounts receivable, net	40,974	44,024
Inventories, net	33,705	31,838
Deferred tax assets	7,992	7,982
Other current assets	3,078	2,628

Total current assets	98,348	102,922
Property and equipment, net	22,783	23,031
Software development costs, net	9,990	9,278
Goodwill	114,011	115,229
Intangible assets, net	48,191	51,628
Other long-term assets	1,769	1,454

Total assets	$295,092	$303,542

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	6,076	6,081
Accounts payable	16,549	17,521
Accrued liabilities	16,511	17,203
Customer deposits and unearned revenues	24,215	19,714
Current portion of capital lease payments	842	825

Total current liabilities	64,193	61,344
Capital lease payments, net of current portion	1,085	1,287
Long-term debt, net of current portion	81,861	92,385
Deferred tax liabilities, non-current	3,258	3,066
Other long-term liabilities	4,860	5,129

Total liabilities	155,257	163,211

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 32,911,354 and 32,498,859 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	159,313	157,930
Retained earnings	1,346	317
Accumulated other comprehensive loss	(20,824)	(17,916)

Total shareholders’ equity	139,835	140,331

Total liabilities and shareholders’ equity	$295,092	$303,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2009	2008
Revenues:
Systems	$27,046	$38,738
Maintenance, subscription and transaction services	31,211	23,308
Professional services	9,346	8,113

Total revenues	67,603	70,159
Cost of revenues:
Systems	14,019	20,085
Maintenance, subscription and transaction services	15,518	13,181
Professional services	6,159	6,285

Total cost of revenues	35,696	39,551

Gross profit	31,907	30,608

Operating expenses:
Product development	5,184	5,615
Sales and marketing	10,581	8,138
Depreciation of fixed assets	1,251	1,046
Amortization of intangible assets	2,250	1,594
General and administrative	9,335	7,621
Other charges and income, net (see Note 8)	1,153	72

Total operating expenses	29,754	24,086

Income from operations	2,153	6,522
Interest income	(24)	—
Interest expense	699	1,325
Other (income) expense, net	(34)	168

Income from operations before income tax provision	1,512	5,029
Income tax provision	483	1,609

Net income	$1,029	$3,420

Net income per share:
Basic income per share	$0.03	$0.11
Diluted income per share	$0.03	$0.10
Weighted average shares outstanding:
Basic	32,579	31,994
Diluted	32,579	33,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE, December 31, 2008	32,499	$—	$157,930	$317	$(17,916)	$140,331

Components of comprehensive income:
Net income	—	—	—	1,029	—	1,029
Foreign currency translation adjustment	—	—	—	—	(2,908)	(2,908)

Total comprehensive income (loss)	—	—	—	1,029	(2,908)	(1,879)
Stock issued under employee stock purchase plan	10	—	43	—	—	43
Net tax benefits related to share based compensation	—	—	(174)	—	—	(174)
Restricted stock awards	402	—	441	—	—	441
Stock-based compensation	—	—	1,073	—	—	1,073

BALANCE, March 31, 2009	32,911	$—	$159,313	$1,346	$(20,824)	$139,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,029	$3,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,930	2,817
Stock-based compensation expense	1,510	873
Other charges and income, net (see Note 8)	123	72
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	2,964	(183)
Inventories	(1,961)	(250)
Other assets	(775)	3,321
Accounts payable	(875)	(10,151)
Accrued liabilities	1,268	(818)
Client deposits and unearned revenue	4,501	5,531
Other liabilities	(78)	(3,740)

Net cash provided by operating activities	11,636	892
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,299)	(835)
Capitalized software development costs	(1,080)	(782)
Purchase of customer list	(2,000)	—
Proceeds from sale of building	216	—
Purchase price adjustment for Hospitality EPoS Systems Ltd. (see Note 3)	(97)	—
Acquisition of Quest Retail Technology, net of cash acquired (see Note 3)	—	(52,497)
Execution of forward contract	—	1,109

Net cash used in investing activities	(4,260)	(53,005)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued under employee stock purchase plan	43	41
Tax benefits related to share based compensation	(174)	265
Principal payments on capital lease obligations	(201)	(127)
Principal payments on JPM Credit Agreement	(1,500)	(1,000)
Proceeds from borrowings under the JPM Credit Agreement (see Note 7)	13,400	81,500
Repayments of revolving loan under the JPM Credit Agreement	(22,400)	(15,500)
Proceeds from exercise of employee stock options	—	970
Payment of financing costs related to the JPM Credit Agreement	—	(615)
Principal payments on notes payable to shareholders	—	(1,312)
Principal payments on WFF Credit Agreement (see Note 7)	—	(18,192)
Payment of fees to terminate WFF Credit Agreement	—	(341)

Net cash (used in) provided by financing activities	(10,832)	45,689

Effect of exchange rate changes on cash and cash equivalents	(395)	—

Decrease in cash and cash equivalents	(3,851)	(6,424)
Cash and cash equivalents at beginning of period	16,450	29,940

Cash and cash equivalents at end of period	$12,599	$23,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$683	$1,449
Cash paid for income taxes	$1,113	$568

SCHEDULE OF NON-CASH TRANSACTIONS:
Assets acquired under capital leases	$17	$487
Purchases of property and equipment	$21	$107
Purchase of third-party software licenses	$500	$—

Non-cash transactions related to acquisitions (see Note 3):
Purchase price adjustment related to Jadeon, Inc.	$(108)	$—
Purchase price adjustment related to Hospitality EPoS Systems Ltd.	$41	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Radiant Systems, Inc. (“Radiant” or the “Company”), included herein, have been prepared on a basis consistent with the December 31, 2008 audited consolidated financial statements, and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Radiant’s Form 10-K for the year ended December 31, 2008. Radiant’s results of operations for the three months ended March 31, 2009 are not necessarily indicative of future operating results.

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

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

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

	Three Months Ended March 31,
	2009	2008
Weighted average common shares outstanding	32,579	31,994
Dilutive effect of outstanding stock options	—	1,626

Weighted average common shares outstanding assuming dilution	32,579	33,620

For the three months ended March 31, 2009 and 2008, options to purchase approximately 6.4 million and 1.3 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were anti-dilutive for the periods then ended.

Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement establishes the rules for the reporting of comprehensive income and its components. The Company’s comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive (loss) income for the three months ended March 31, 2009 and 2008 was approximately $(1.9) million and $6.1 million, respectively.

Financing Costs Related to Long-Term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt. The Company incurred financing costs equal to $1.2 million related to the JPM Credit Agreement during the first quarter of 2008. The costs were deferred and are being amortized over the life of the loan, which is five years. Amortization of these financing costs was $0.5 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accounting Pronouncements

Recently Adopted Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 159 on January 1, 2008, and have elected not to measure any of our current eligible financial assets or liabilities at fair value.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, and in February 2008, the FASB amended SFAS 157 by issuing FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively “SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the year ended December 31, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective immediately upon issuance, and its adoption did not have any effect on our financial statements. We currently determine the fair value of our long-lived assets when testing for impairment. SFAS No. 157 was effective for these fair value assessments as of January 1, 2009.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The Company does not expect the adoption of this FSP to have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. Generally Accepted Accounting Principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 was effective November 15, 2008. The adoption of the Statement did not result in a change in our current practices.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — An amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. As of March 31, 2009, we have not entered into any derivative transactions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin ARB No. 51, Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires (1) that non-controlling (minority) interests be reported as a component of stockholders’ equity, (2) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (3) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (4) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (5) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 160 did not have any impact on the Company’s financial position, cash flows or results of operations as we have no minority interests.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items including: (1) expensing acquisition-related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date of a controlling interest; and (3) expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) will have an impact on our accounting for any future business combinations.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

In November 2008, the Emerging Issues Task Force reached consensus on EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). A defensive asset is an acquired intangible asset where the acquirer has no intention of using, or intends to discontinue use of the intangible asset, but holds it to prevent competitors from obtaining any benefit from it. The acquired defensive asset will be treated as a separate unit of accounting and the useful life assigned will be based on the period during which the asset would diminish in value. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 31, 2008. The Company concluded that the adoption of FSP EITF 03-6-1 did not have a material impact on its reported basic and diluted earnings per share amounts.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. STOCK-BASED COMPENSATION

Radiant has adopted equity incentive plans that provide for the grant of incentive and non-qualified stock options and restricted stock awards to directors, officers, and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. In addition, Radiant provides employees stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). The ESPP permits employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. Based on these terms, the ESPP will not result in any future stock compensation expense. The Company has authorized approximately 18.2 million shares for awards of stock options and restricted stock, of which approximately 1.0 million shares are available for future grants as of March 31, 2009.

The Company accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options and restricted stock awards, based on the fair market value of the award as of the grant date. Equity-based compensation expense recognized under SFAS 123(R) in the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 was approximately $1.5 million and $0.9 million, respectively. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Equity-based compensation expense, net of income tax benefit, reduced basic earnings per share by $0.04 and $0.02 for the three month periods ended March 31, 2009 and 2008, respectively, and reduced diluted earnings per share by $0.04 and $0.02 for the three month periods ended March 31, 2009 and 2008, respectively. The non-cash stock-based compensation expense from stock options and restricted stock awards was included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Cost of revenues—systems	$42	$24
Cost of revenues—maintenance, subscription and transaction services	24	10
Cost of revenues—professional services	95	41
Product development	69	73
Sales and marketing	264	143
General and administrative	1,016	582

Non-cash stock based compensation expense	$1,510	$873

For the three-month periods ended March 31, 2009 and 2008, the total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation, recorded in accordance with SFAS No. 123(R), was approximately $0.4 million and $0.3 million, respectively. The Company capitalized approximately $12,000 in stock-based compensation cost related to product development for the three month periods ended March 31, 2009 and 2008, respectively.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Options

The exercise price of each stock option equals the market price of Radiant’s common stock on the date of grant. Most options are scheduled to vest equally over a three or four-year period or when certain stock performance requirements are met. These stock performance requirements include a provision that allows for early vesting if certain stock price targets are met. The Company recognizes stock-based compensation expense using the graded vesting attribution method. Outstanding options expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions used in the model for the three month periods ended March 31, 2009 and 2008 are outlined in the following table:

	Three Months Ended
	March 31, 2009	March 31, 2008
Expected volatility	69%	50%
Expected life (in years)	3-4	3-4
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.57%	2.14%

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

A summary of the changes in stock options outstanding under our equity-based compensation plans during the three months ended March 31, 2009 is presented below:

(in thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	6,359	$10.66	3.25	$—
Granted	506	$3.25
Exercised	—	$—
Forfeited or cancelled	(79)	$9.35

Outstanding at March 31, 2009	6,786	$10.13	3.71	$841

Vested or expected to vest at March 31, 2009	6,673	$10.16	3.68	$780
Exercisable at March 31, 2009	4,784	$10.86	3.24	$83

The weighted average grant-date fair value of options granted during the three-month periods ended March 31, 2009 and 2008 were $1.63 and $5.47, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the three-month period ended March 31, 2008 was approximately $1.0 million. No options were exercised during the three-month period ended March 31, 2009. The total fair value of options that vested during each of the three-month periods ended March 31, 2009 and 2008 was approximately $2.1 million and $1.0 million, respectively. Radiant had approximately 2.0 million and 2.2 million unvested options outstanding as of March 31, 2009 and 2008, respectively, with a weighted-average grant-date fair value of $3.59 and $2.60, respectively. Of the 2.0 million and 2.2 million options that were unvested at March 31, 2009 and 2008, respectively, there were 0.3 million and 0.4 million options, respectively, that had a vesting period based on stock performance requirements. At March 31, 2009 and 2008, the Company recognized equity-based compensation expense equal to approximately $1.1 million and $0.8 million, respectively, related to employee and director stock options. The unvested options had a total unrecognized compensation expense as of March 31, 2009 and 2008 equal to approximately $3.1 million and $6.1 million, respectively, net of estimated forfeitures, which will be recognized over the weighted average periods of 1.3 years and 1.4 years, respectively. Cash received from stock options exercised was approximately $1.0 million during the three-month period ended March 31, 2008. No options were exercised during the three-month period ended March 31, 2009.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Restricted Stock Awards

The Company awarded approximately 0.4 million and 0.2 million shares of restricted stock to employees under the Amended and Restated 2005 Long-Term Incentive Plan during the three months ended March 31, 2009 and 2008, respectively. These restricted stock awards vest at various terms over a three-year period from the date of grant. The weighted average fair value of restricted stock awards at March 31, 2009 and 2008 was $3.25 and $14.38 per share, respectively. The Company recognized equity-based compensation expense related to restricted stock awards equal to approximately $0.4 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively. The unvested restricted stock awards had a total unrecognized compensation expense as of March 31, 2009 and 2008 equal to approximately $3.4 million and $3.1 million, respectively, which will be recognized over the weighted average periods of 2.4 and 3.0 years, respectively.

3. ACQUISITIONS

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

The intangible assets acquired were valued by the Company with the assistance of independent appraisers utilizing customary valuation procedures and techniques. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed from the Orderman acquisition:

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Acquisition of Jadeon

On May 1, 2008, Radiant acquired substantially all of the assets of Jadeon, Inc. (“Jadeon”), a wholly-owned subsidiary of Innuity, Inc. and one of the Company’s resellers in California. Headquartered in Irvine, just outside Los Angeles, Jadeon has been delivering and supporting Radiant’s hospitality point-of-sale solutions since 2001. Jadeon offers a full range of technology systems and implementation and support services throughout the West coast. The total purchase price was approximately $7.3 million. The operations of the Jadeon business have been included in the Company’s consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

The intangible assets acquired were valued by the Company utilizing customary valuation procedures and techniques. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed from the Jadeon acquisition:

(Dollars in Thousands)
Current assets	$2,018
Property, plant and equipment	117
Identifiable intangible assets	1,795
Goodwill	7,766
Other assets	185

Total assets acquired	11,881
Total liabilities assumed (all of which were considered current)	4,617

Purchase price	$7,264

As a result of the Jadeon acquisition, goodwill of approximately $7.8 million was recorded and assigned to the Hospitality segment. This includes subsequent changes related to purchase price adjustments in which goodwill increased from the date of acquisition by approximately $0.8 million. The following is a summary of the intangible asset acquired and the weighted-average useful life over which it will be amortized:

(Dollars in Thousands)	Purchased Asset	Weighted- Average Useful Life
Customer relationships	$1,795	10 years

Total intangible asset acquired	$1,795

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Acquisition of Hospitality EPoS Systems

On April 4, 2008, the Company acquired Hospitality EPoS Systems Ltd. (“Hospitality EPoS”), a leading technology supplier to the U.K. hospitality market since 1992. Headquartered in Kent, England, just outside London, Hospitality EPoS provided substantial capabilities for sales, implementation and support services and represented Radiant’s suite of hospitality products including Aloha point-of-sale software, Enterprise.com above-store reporting, gift card and loyalty programs, back office and Radiant hardware. The total purchase price was approximately $6.3 million. The operations of the Hospitality EPoS business have been included in the Company’s consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

The intangible assets acquired were valued by the Company utilizing customary valuation procedures and techniques. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed from the Hospitality EPoS acquisition:

(Dollars in Thousands)
Current assets	$1,532
Property, plant and equipment	1,672
Identifiable intangible assets	2,250
Goodwill	3,587

Total assets acquired	9,041

Current liabilities	2,605
Long-term liabilities	178

Total liabilities assumed	2,783

Purchase price	$6,258

As a result of the Hospitality EPoS acquisition, goodwill of approximately $3.6 million was recorded and assigned to the Hospitality segment. This includes subsequent changes related to purchase price adjustments in which goodwill increased from the date of acquisition by approximately $0.4 million. The following is a summary of the intangible asset acquired and the weighted-average useful life over which it will be amortized:

(Dollars in Thousands)	Purchased Asset	Weighted- Average Useful Life
Direct customers	$2,250	10 years

Total intangible asset acquired	$2,250

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Acquisition of Quest Retail Technology

On January 1, 2008, the Company acquired Quest Retail Technology Pty Ltd (“Quest”), a privately held company based in Adelaide, Australia. Quest is a global provider of point-of-sale and back-office solutions to stadiums, arenas, convention centers, race courses, theme parks and various other industries. The total purchase price was approximately $53.4 million. The operations of the Quest business have been included in the Company’s consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

The intangible assets acquired were valued by the Company with the assistance of independent appraisers utilizing customary valuation procedures and techniques. Upon completion of this valuation during the second quarter of 2008, intangible assets were revalued resulting in a decrease of approximately $3.0 million. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed from the Quest acquisition:

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4. GOODWILL AND INTANGIBLE ASSETS

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

The Company’s annual evaluations of the carrying value of goodwill, completed on January 1, 2009 and 2008 in accordance with SFAS 142, resulted in no impairment losses. Changes in the carrying amount of goodwill for the three months ended March 31, 2009 are as follows (in thousands):

	Hospitality	Retail	Total
BALANCE, December 31, 2008	$91,522	$23,707	$115,229

Purchase price adjustments related to Jadeon and Hospitality EPoS (see Note 3)	30	—	30
Currency translation adjustments related to acquisitions	(1,212)	(36)	(1,248)

BALANCE, March 31, 2009	$90,340	$23,671	$114,011

Intangible Assets

A summary of the Company’s intangible assets as of March 31, 2009 and December 31, 2008 is as follows (in thousands):

		March 31, 2009		December 31, 2008
	Weighted Average Amortization Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core and developed technology – Hospitality	3.8 years	$24,454	$(14,209)	$25,021	$(13,691)
Reseller network – Hospitality	12.4 years	18,499	(4,192)	18,906	(3,775)
Direct sales channel – Hospitality	10 years	3,600	(1,875)	3,600	(1,785)
Covenants not to compete – Hospitality	4 years	1,750	(1,614)	1,750	(1,600)
Trademarks and tradenames – Hospitality	Indefinite	6,780	—	6,928	—
Trademarks and tradenames – Hospitality	5 years	300	(209)	300	(194)
Customer list and contracts – Hospitality	7.7 years	12,725	(2,849)	12,782	(2,274)
Backlog—Hospitality	2 months	92	(92)	92	(92)
Core and developed technology – Retail	4 years	3,800	(3,087)	3,800	(2,850)
Reseller network – Retail	6 years	5,200	(2,817)	5,200	(2,600)
Subscription sales – Retail	4 years	1,400	(1,137)	1,400	(1,050)
Trademarks and tradenames – Retail	6 years	700	(379)	700	(350)
Other	7.8 years	2,021	(670)	2,021	(611)

Total intangible assets		$81,321	$(33,130)	$82,500	$(30,872)

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Approximate amortization expense, assuming no future acquisitions, dispositions or impairments of intangible assets, for the following 12-month periods subsequent to March 31, 2009 is listed below (in thousands):

12-month period ended March 31,
2010	$9,258
2011	8,256
2012	6,197
2013	4,620
2014	3,981
Thereafter	9,098

$41,410

5. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the Company’s accounts receivable as of March 31, 2009 and December 31, 2008 is as follows (in thousands):

	March 31, 2009	December 31, 2008
Trade receivables billed	$44,320	$47,047
Trade receivables unbilled	1,465	1,347

	45,785	48,394
Less allowance for doubtful accounts	(4,811)	(4,370)

	$40,974	$44,024

The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of customers to make required payments. Estimates are developed by using standard quantitative measures based on customer payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Bad debt expense totaled approximately $0.3 million and $0.1 million for the three month periods ended March 31, 2009 and 2008, respectively.

6. INVENTORY

Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventory as of March 31, 2009 and December 31, 2008 is as follows (in thousands):

	March 31, 2009	December 31, 2008
Raw materials, net of reserves for obsolescence equal to $1.5 million and $1.1 million, respectively	$20,240	$17,454
Work in process	487	816
Finished goods, net of reserves for obsolescence equal to $6.2 million and $5.9 million, respectively	12,978	13,568

	$33,705	$31,838

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On January 2, 2008, the WFF Credit Agreement was refinanced upon the execution of a new credit agreement with JPMorgan Chase Bank, N.A. as arranger and administrative agent, and JPMorgan Chase Bank, N.A, SunTrust Bank, Bank of America, Guaranty Bank and Wachovia Bank, N.A., as lenders (the “JPM Credit Agreement”). The JPM Credit Agreement and subsequent amendments provide for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. The Company has the right to increase the revolving credit commitment by up to $25 million, subject to the terms and conditions set forth in the JPM Credit Agreement. As of March 31, 2009, aggregate borrowings under this facility totaled $87.5 million, comprised of $63.0 million in revolving loans and $24.5 million in term loan facility borrowings. As of March 31, 2009, revolving loan borrowings available to the Company were equal to $17.0 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option, of either (1) LIBOR plus a margin ranging between 1.25% and 2.00% based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00% based on the Company’s consolidated leverage ratio, as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of the Company’s assets; and limitations on related party transactions. In addition, the JPM Credit Agreement requires the Company to comply with various financial covenants, including maintaining leverage and fixed charge coverage ratios, as defined. The JPM Credit Agreement also contains certain customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due (subject to specified grace periods), breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of March 31, 2009.

In the third quarter of 2008, the Company assumed research and development loans with the Austrian government in conjunction with the acquisition of Orderman GmbH, bearing interest at approximately 2.50%. In the fourth quarter of 2008, the Company entered into an additional research and development loan with the Austrian government in the amount of $0.7 million, bearing interest at approximately 2.50%. As of March 31, 2009, $0.4 million had been drawn on this loan. These loans mature on various dates through December 31, 2013.

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

The following is a summary of long-term debt and the related balances as of March 31, 2009 and December 31, 2008 (in thousands):

Description of Debt	March 31, 2009	December 31, 2008
Revolving credit loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined (2.31% as of March 31, 2009), maturing on January 2, 2013	$63,000	$72,000

Term loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined (2.31% as of March 31, 2009), maturing on January 2, 2013	24,500	26,000
Research and development loans from the Austrian government bearing interest at approximately 2.50%, maturing on various dates through December 31, 2013	437	466

	$87,937	$98,466

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Approximate maturities of notes payable for the following 12-month periods subsequent to March 31, 2009 are listed below (in thousands):

12-month period ended March 31,
2010	$6,076
2011	6,000
2012	6,500
2013	69,361

$87,937

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8. OTHER CHARGES AND INCOME

Write-off of Third-Party Software Licenses

During the first quarter of 2009, the Company determined that it would not use certain third-party software licenses and recorded a write-off charge of $0.5 million as a result.

Severance and Restructuring Charge

During the first quarter of 2009, the Company recorded a charge of $0.7 million related to severance costs and restructuring of the organization. This charge results from our efforts to align the Company’s cost structure with its revenues in light of the severe economic downturn that began in the second half of 2008.

Sale of Building

During the first quarter of 2009, the Company sold a building for cash proceeds of approximately $0.2 million. A net gain of approximately $0.1 million was recognized as a result of this transaction.

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

This amendment resulted in a restructuring charge of approximately $0.9 million in the third quarter of 2008, which consisted of $0.3 million for construction allowance and $0.6 million of lease restructuring reserves associated with the amendment to the sublease. As of March 31, 2009, approximately $0.9 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the first quarter of 2013 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2008	$847	$401	$1,248

Expenses charged against restructuring reserve	(322)	(45)	(367)

Balance, March 31, 2009	$525	$356	$881

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

This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. During the first quarter of 2007, the Company updated its restructuring reserve analysis and reduced the reserve by $0.2 million in restructuring charges, as the initial assumption regarding the ability to sublease the facility had changed. As of March 31, 2009, approximately $0.3 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the fourth quarter of 2010 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2008	$182	$154	$336

Expenses charged against restructuring reserve	(1)	(38)	(39)

Balance, March 31, 2009	$181	$116	$297

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

Forward Exchange Contracts

The Company records derivatives, namely foreign exchange contracts, on the balance sheet at fair value. The gains or losses on foreign currency forward contracts are recorded in the accompanying consolidated statements of operations. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments. The Company recognized a gain of approximately $0.3 million related to a foreign exchange contract during the first quarter of 2008 in conjunction with the acquisition of Quest.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

9. SEGMENT REPORTING

The Company currently operates in two primary segments: (i) Hospitality, and (ii) Retail. The reportable segments were identified based on the manner in which management reviews operating results and makes decisions regarding the allocation of the Company’s resources. Each segment focuses on delivering site management systems, including point-of-sale, self-service kiosk, and back-office systems, designed specifically for each of the core vertical markets. The Company’s segments derive revenues from the sale of (i) products, including system software and hardware, and (ii) services, including client support, maintenance, training, custom software development, hosting and implementation services.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. Management evaluates the performance of the segments based on net income or loss before the allocation of certain central costs.

A summary of the key measures for the Company’s operating segments is as follows (in thousands):

	For the three months ended March 31, 2009
	Hospitality	Retail	Other	Total
Revenues	$51,387	$15,578	$638	$67,603
Amortization of intangible assets	1,572	619	59	2,250
Product development	3,321	856	—	4,177
Net income before allocation of central costs	9,014	3,431	81	12,526
Goodwill	90,340	23,671	—	114,011
Other identifiable assets	99,463	22,526	343	122,332

	For the three months ended March 31, 2008
	Hospitality	Retail	Other	Total
Revenues	$51,747	$17,671	$741	$70,159
Amortization of intangible assets	1,018	571	5	1,594
Product development	3,720	1,104	—	4,824
Net income before allocation of central costs	10,646	2,088	—	12,734
Goodwill	79,559	24,840	—	104,399
Other identifiable assets	82,672	32,228	3,618	118,518

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The reconciliation of product development expense from reportable segments to total product development expense for the three month periods ended March 31, 2009 and 2008 is as follows (in thousands):

	For the three months ended March 31
	2009	2008
Product development expense for reportable segments	$4,177	$4,824
Indirect product development expense unallocated	1,007	791

Product development expense	$5,184	$5,615

The reconciliation of net income from reportable segments to total net income for the three month periods ended March 31, 2009 and 2008 is as follows (in thousands):

	For the three months ended March 31
	2009	2008
Net income before allocation of central costs	$12,526	$12,734
Central corporate expenses unallocated	(11,497)	(9,314)

Net income	$1,029	$3,420

The reconciliation of other identifiable assets to total assets as of March 31, 2009 and December 31, 2008 is as follows (in thousands):

	Balance at
	March 31, 2009	December 31, 2008
Other identifiable assets for reportable segments	$122,332	$130,735
Goodwill for reportable segments	114,011	115,229
Central corporate assets unallocated	58,749	57,578

Total assets	$295,092	$303,542

Revenues and costs not associated with the Company’s Hospitality and Retail segments are associated with hardware sales outside the Company’s segments.

The Company distributes its technology both within the United States of America and internationally. Revenues derived from within the United States of America were approximately $58.0 million and $61.1 million for the three month periods ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the Company had international offices in Adelaide, Geelong, Madrid, Prague, Salzburg, Shanghai, Singapore and the United Kingdom and representation in Central America and South America. Geographic revenue information is based on the location of the selling entity. Revenues derived from international sources were approximately $9.6 million and $9.1 million for the three month periods ended March 31, 2009 and 2008, respectively. At March 31, 2009 and December 31, 2008, the Company had international identifiable assets, including goodwill, of approximately $104.5 million and $107.7 million, respectively, of which approximately $78.5 million and $82.0 million, respectively, are long-lived assets.

The segment reporting data presented above may not reflect actual performance and actual asset balances had each segment been a stand-alone entity. Furthermore, the segment information may not be indicative of future performance.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

10. INCOME TAX

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. During the quarter ended March 31, 2009, the FIN 48 reserve was decreased by approximately $0.1 million, which resulted in a decrease to income tax expense.

Consistent with the Company’s continuing practice, interest and/or penalties related to income tax matters are recorded as part of income tax expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of Radiant’s business and results of operations. This MD&A should be read in conjunction with the MD&A included in our Form 10-K for the year ended December 31, 2008 as well as Radiant’s Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. MD&A consists of the following sections:

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

The Company manages its business in two reportable segments: (i) Hospitality (which includes our Entertainment business and the recently acquired businesses of Orderman GmbH, Jadeon, Hospitality EPoS and Quest Retail Technology), and (ii) Retail (which is comprised of our Petroleum and Convenience Retail and Specialty Retail businesses). Each segment focuses on delivering site management systems, including point-of-sale, self-service kiosk, and back-office systems, designed specifically for each of the core vertical markets.

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

Acquisition of Jadeon

On May 1, 2008, Radiant acquired substantially all of the assets of Jadeon, Inc. (“Jadeon”), a wholly-owned subsidiary of Innuity, Inc. and one of the Company’s resellers in California. Headquartered in Irvine, just outside Los Angeles, Jadeon has been delivering and supporting Radiant’s hospitality point-of-sale solutions since 2001. Jadeon offers a full range of technology systems and implementation and support services throughout the West coast. The acquisition enables Radiant to strengthen its service capabilities and relationships with key accounts. Jadeon also serves as a platform for Radiant to strengthen its West coast market presence, specifically in the Los Angeles and San Francisco markets, allowing better penetration in the largest market in North America. The total purchase price was approximately $7.3 million. The operations of the Jadeon business have been included in our consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

Acquisition of Hospitality EPoS Systems

On April 4, 2008, the Company acquired Hospitality EPoS Systems Ltd. (“Hospitality EPoS”), a leading technology supplier to the U.K. hospitality market since 1992. Headquartered in Kent, England, just outside London, Hospitality EPoS provided substantial capabilities for sales, implementation and support services and represented Radiant’s suite of hospitality products, including Aloha point-of-sale software, Enterprise.com above-store reporting, gift card and loyalty programs, back-office and Radiant hardware. The total purchase price was approximately $6.3 million. The operations of the Hospitality EPoS business have been included in our consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

Acquisition of Quest Retail Technology

On January 1, 2008, the Company acquired Quest Retail Technology Pty Ltd (“Quest”), a privately held company based in Adelaide, Australia. Quest is a global provider of point-of-sale and back-office solutions to stadiums, arenas, convention centers, race courses, theme parks and various other industries. The total purchase price was approximately $53.4 million. The operations of the Quest business have been included in our consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

Launch of Radiant Payment Services

Radiant expanded its business services in 2008 with the launch of Radiant Payment Services (“RPS”), a business aimed at selling and servicing electronic payment processing. RPS enhances Radiant’s current solutions by providing an integrated, turnkey payment processing solution for a wide variety of payment methods including credit, debit, and gift card payments. The objective of RPS is to raise the level of customer service that is provided to our business owners and operators by providing competitive and transparent pricing, increased accountability from a single vendor, and the highest level of security for customer data and credit card transactions.

To the extent that we believe acquisitions, joint ventures or new businesses can position us to better to serve our current segments, we will continue to pursue such opportunities in the future.

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008 and December 31, 2008

Systems – The Company normally derives the majority of its revenues from sales and licensing fees for its point-of-sale hardware and software, site management software solutions and peripherals. System sales during the first quarter of 2009 were approximately $27.0 million. This is a decrease of $11.7 million, or 30%, from the same period in 2008, and a decrease of $8.3 million, or 23%, from the fourth quarter of 2008.

The year over year decrease was expected and occurred across all of our businesses and is attributable to the global economic downturn which has slowed new site openings and reduced capital spending from existing customers. The decrease was partially offset by additional revenues resulting from the Orderman acquisition. The decrease from the fourth quarter of 2008 is due in part to the cyclical nature of capital expenditures throughout the retail marketplace, but primarily due to the economic downturn previously mentioned. We expect systems revenues to remain less than 2008 results until economic conditions improve.

Maintenance, subscription and transaction services – The Company derives revenues from maintenance, subscription and transaction services, including hardware maintenance, software support and maintenance, hosting services and credit card transaction services. The majority of these revenues are derived from support and maintenance, which is structured on a renewable basis and is directly attributable to the base of installed sites. Close to 100% of all subscription, maintenance and support contracts are renewed annually.

Revenues from maintenance, subscription and transaction services during the first quarter of 2009 were approximately $31.2 million. This is an increase of $7.9 million, or 34%, from the same period in 2008, and an increase of $0.5 million, or 1%, from the fourth quarter of 2008. The year over year increase is primarily due to the additional revenues resulting from our acquisitions in 2008, the additional revenues generated in both software and hardware support and maintenance resulting from increased systems sales in 2008 which added to our site base for recurring revenue, and the additional revenues resulting from our electronic payment processing business.

Professional services – The Company also derives revenues from professional services such as consulting, training, custom software development and system installations. Revenues from professional services during the first quarter of 2009 were approximately $9.3 million. This is an increase of $1.2 million, or 15%, from the same period in 2008, and an increase of $0.2 million, or 2%, from the fourth quarter of 2008. The year over year increase is primarily due to increases in consulting and custom development projects. These increases were partially offset by a decrease in installations revenues, which have declined in direct correlation with the decrease in systems sales previously mentioned.

Systems gross profit – Cost of systems consists primarily of hardware and peripherals for site-based systems and amortization of capitalized labor costs for internally developed software. All costs, other than capitalized software development costs, are expensed as products are shipped, while capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the software.

In the first quarter of 2009, systems gross profit decreased by $5.6 million, or 30%, as compared to the same period in 2008, and decreased by $2.5 million, or 16%, as compared to the fourth quarter of 2008. In the first quarter of 2009, the gross profit percentage remained constant at 48% as compared to the same period in 2008 and increased by four points as compared to the fourth quarter of 2008. The increase in the gross profit percentage from the fourth quarter of 2008 is explained by a change in product mix between hardware and software sales.

Maintenance, subscription and transaction services gross profit – Cost of maintenance, subscription and transaction services consists primarily of personnel and other costs to provide support and maintenance services, hosting services and credit card transaction services.

In the first quarter of 2009, the gross profit on maintenance, subscription and transaction services increased by approximately $5.6 million, or 55%, as compared to the same period in 2008, and increased by $2.4 million, or 18%, as compared to the fourth quarter of 2008. The gross profit percentage increased by seven points to 50% in the first quarter of 2009 as compared to 43% for the same period in 2008 and the fourth quarter of 2008. The increases in the gross profit percentage are primarily due to normal fluctuations between product development projects and maintenance projects that occur throughout the year and the removal of capacity in the Company through headcount reductions made in the first quarter of 2009 and the fourth quarter of 2008. We also incurred lower repair and material costs within our hardware maintenance business during the first quarter of 2009.

Professional services gross profit – Cost of professional services consists primarily of personnel costs for consulting, training, custom software development and installation services. The gross profit on professional services revenue for the first quarter of 2009 increased by approximately $1.4 million, or 74%, as compared to the same period in 2008, and by $0.7 million, or 27%, as compared to the fourth quarter of 2008. The gross profit percentage increased by twelve points to 34% in the first quarter of 2009 as compared to the same period in 2008 and increased by seven points as compared to the fourth quarter of 2008. The increases in the gross profit percentage are the result of the removal of capacity in the Company through headcount reductions previously mentioned, and a continued focus on improving margins within our professional services through better utilization of personnel, including temporary and contract employees.

Segment revenues – During the first quarter of 2009, total revenues in the Hospitality business segment decreased by approximately $0.4 million, or 1%, as compared to the same period in 2008, and decreased by $3.8 million, or 7%, as compared to the fourth quarter of 2008. These decreases are primarily due to the economic downturn, which has negatively impacted systems revenues. The year over year decrease was partially offset by additional revenues resulting from the acquisitions of Orderman, Hospitality EPoS and Jadeon, which occurred subsequent to the first quarter of 2008.

During the first quarter of 2009, total revenues in the Retail business segment decreased by approximately $2.1 million, or 12%, as compared to the same period in 2008, and decreased by approximately $3.5 million, or 18%, as compared to the fourth quarter of 2008. The decreases are primarily attributable to economic factors that have resulted in a decrease in demand by convenience store operators. In addition, the decrease from the fourth quarter of 2008 is partially attributable to normal seasonality of capital expenditures throughout the industry.

Segment net income before allocation of central costs – The Company measures segment profit based on net income before the allocation of certain central costs. During the first quarter of 2009, total net income before allocation of central costs in the Hospitality business segment decreased by approximately $1.6 million, or 15%, as compared to the same period in 2008, and increased by $0.1 million, or 1%, as compared to the fourth quarter of 2008. The year over year decrease is primarily due to the overall decline in revenues due to the economic downturn, which is exacerbated by the additional cost structure assumed from the acquisitions we made in 2008. The slight increase from the fourth quarter of 2008 is primarily the result of cost-cutting efforts made during the fourth quarter of 2008 and the first quarter of 2009.

During the first quarter of 2009, total net income before allocation of central costs in the Retail business segment increased by approximately $1.3 million, or 64%, as compared to the same period in 2008, and decreased by $0.6 million, or 15%, as compared to the fourth quarter of 2008. The year over year increase is due primarily to a more efficient cost structure resulting from the layoffs that took place in the first quarter of 2009 and the fourth quarter of 2008. The decrease from the fourth quarter of 2008 is primarily the result of a reduction in revenue from the Retail business segment (specifically our petroleum and convenience store operating unit which was expected due to normal seasonality and the economic conditions we are operating under) and a decrease in gross profit due to changes in sales mix.

Total operating expenses – The Company’s total operating expenses increased by approximately $5.7 million, or 24%, during the first quarter of 2009 as compared to the same period in 2008, and increased by approximately $3.0 million, or 11%, as compared to the fourth quarter of 2008 due to the following:

•

Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues, which are included in costs of maintenance, subscription and transaction services. Product development expenses decreased during the first quarter of 2009 by approximately $0.4 million, or 8%, as compared to the same period in 2008, and decreased by $1.4 million, or 21%, as compared to the fourth quarter of 2008. These decreases are primarily the result of headcount reductions that occurred in the first quarter of 2009 and the fourth quarter of 2008 to adjust our cost structure during the economic downturn. Product development expenses as a percentage of revenues were 8% for both the first quarter of 2009 and the same period in 2008, and 9% for the fourth quarter of 2008.

•

Sales and marketing expenses – Sales and marketing expenses increased during the first quarter of 2009 by approximately $2.4 million, or 30%, as compared to the same period in 2008, and increased by $1.3 million, or 14%, as compared to the fourth quarter of 2008. The year over year increase is primarily related to incremental sales and marketing expenses resulting from our acquisitions during 2008 and additional bad debt expense that was included in our first quarter 2009 results. The increase from the fourth quarter of 2008 is a result of additional bad debt expense included in our first quarter 2009 results as well as the reintroduction of bonuses for 2009 which were suspended and reversed in the fourth quarter of 2008 due to the Company’s 2008 financial results. Sales and marketing expenses as a percentage of revenues were 16% for the first quarter of 2009 as compared to 12% for the same period in 2008 and 12% for the fourth quarter of 2008.

•

Depreciation and amortization expenses – Depreciation and amortization expenses increased during the first quarter of 2009 by approximately $0.9 million, or 33%, as compared to the same period of 2008, and decreased by $0.2 million, or 5%, as compared to the fourth quarter of 2008. The year over year increase is directly related to the amortization of certain intangible assets related to the acquisitions of Orderman, Hospitality EPoS and Jadeon, as well as additional depreciation expense resulting from the growth in our fixed assets. The slight decrease from the fourth quarter of 2008 is the result of currency fluctuations that impacted the intangible asset balances related to the acquisitions we made during 2008. Depreciation and amortization expenses as a percentage of revenues were 5% for the first quarter of 2009 as compared to 4% for the same period in 2008 and 5% for the fourth quarter of 2008.

•

General and administrative expenses – General and administrative expenses increased during the first quarter of 2009 by approximately $1.7 million, or 22%, as compared to the same period in 2008, and increased by $2.1 million, or 29%, as compared to the fourth quarter of 2008. The year over year increase is primarily due to additional overhead expenses resulting from our acquisitions during 2008 and foreign currency losses recorded in the first quarter of 2009. The increase from the fourth quarter of 2008 is due to foreign currency losses recorded in the first quarter of 2009 (the fourth quarter of 2008 results included foreign currency gains), additional stock-based compensation expense resulting in the change in the terms of previously issued options and the reintroduction of bonuses for 2009 which were suspended and reversed in the fourth quarter of 2008 due to the company’s 2008 financial results. General and administrative expenses as a percentage of revenues were 14% for the first quarter of 2009 as compared to 11% for the same period in 2008 and 10% for the fourth quarter of 2008.

•

Other income and charges, net – The amounts contained under this heading are generally non-recurring in nature and, as such, it is not practical to compare amounts between the current period and previous periods. However, a description of the items which comprise these amounts follows:

During the first quarter of 2009, the Company recorded a charge of $0.7 million related to severance payments and restructuring of the organization and a charge of $0.5 million related to the write-off of third-party software licenses. These charges were partially offset by a gain of $0.1 million on the sale of a building.

During the fourth quarter of 2008, the Company recorded an impairment charge of $1.0 million related to the write down of a capitalized software product and a charge of $0.4 million related to severance payments and the restructuring of the organization. These charges were offset by a gain of $1.4 million on the sale of land near its corporate headquarters.

During the first quarter of 2008, the Company recorded a gain of approximately $0.3 million as a result of entering into a forward exchange contract in preparation for the acquisition of Quest. This gain was offset by approximately $0.4 million in debt cost write-offs and penalties associated with early termination of the WFF Credit Agreement as described in Note 7 to the condensed consolidated financial statements.

Interest expense, net – The Company’s interest expense includes interest expense incurred on its long-term debt, revolving line of credit and capital lease obligations. Interest expense decreased by approximately $0.6 million, or 47%, in the first quarter of 2009 as compared to the same period in 2008, and decreased by $0.5 million, or 42%, as compared to the fourth quarter of 2008. These decreases are due to continued paydown of the Company’s outstanding principal and revolver and a reduction in interest rates. See Note 7 to the condensed consolidated financial statements for additional discussion of the Company’s debt structure.

Income tax provision – The Company’s effective tax rates for the quarters ended March 31, 2009 and 2008 were equal to 32%, inclusive of discrete events.

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

The WFF Credit Agreement was scheduled to expire on March 31, 2010. However, it was refinanced on January 2, 2008 upon the execution of the credit agreement with JPMorgan Chase Bank, N.A., as arranger, and JPMorgan Chase Bank, N.A, SunTrust Bank, Bank of America, Guaranty Bank and Wachovia Bank, N.A., as lenders (the “JPM Credit Agreement”). The JPM Credit Agreement provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. An amendment to the JPM Credit Agreement was signed in July 2008, whereby the Company has the right to increase its revolving credit commitment by up to $25 million, subject to the terms and conditions set forth in the JPM Credit Agreement. As of March 31, 2009, aggregate borrowings under this facility totaled $87.5 million, comprised of $63.0 million in revolving loans and $24.5 million in term loan facility borrowings. As of March 31, 2009, revolving loan borrowings available to the Company were equal to $17.0 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option, of either (1) LIBOR plus a margin ranging between 1.25% and 2.00% based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00% based on the Company’s consolidated leverage ratio, as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. In addition, the JPM Credit Agreement contains certain financial and non-financial covenants, with which the Company was in compliance as of March 31, 2009. Further explanation of this agreement is presented in Note 7 to the condensed consolidated financial statements.

The Company’s working capital decreased by approximately $7.4 million, or 18%, to $34.2 million at March 31, 2009 as compared to $41.6 million at December 31, 2008. This decrease was primarily attributable to the fact that working capital was utilized to reduce the outstanding balance on the Company’s revolving loan facility during the first quarter of 2009. The Company has historically funded its business through cash generated by operations. Cash provided by operating activities during the three months ended March 31, 2009 was approximately $11.6 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges, including depreciation, amortization, stock-based compensation and other charges. Changes in assets and liabilities increased operating cash flows during the first quarter of 2009, principally due to a reduction in accounts receivable and an increase in client deposits and unearned revenue. The decrease in the Company’s accounts receivable balance during the first quarter of 2009 was largely the result of the year over year revenue decrease, while the increase in client deposits and unearned revenue was attributable to significant amounts of cash received for calendar year support and maintenance, which has been deferred and is being recognized as revenue over the course of 2009. These increases in operating cash flows were offset by decreases in accounts payable and accrued expenses, due to normal quarterly fluctuations and annual bonuses and commissions being paid during the first quarter of 2009. If near-term demand for the Company’s products weakens, or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

Cash provided by operations during the three months ended March 31, 2008 was approximately $0.9 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges, including depreciation, amortization, stock-based compensation and other charges. In addition, the Company received a significant amount of cash for calendar year support and maintenance which was deferred and recognized as revenue over the course of 2008. The cash received from support and maintenance was offset by the fact that the Company did not purchase the related receivables of Quest in conjunction with the acquisition completed during the first quarter of 2008 (see Note 3). As a result, a majority of the revenue generated by Quest had not been collected. Decreases in accounts payable and accrued expenses were due to normal quarterly fluctuations and annual bonuses and commissions that were paid during the first quarter of 2008.

Cash used in investing activities during the three months ended March 31, 2009 was approximately $4.3 million. Approximately $1.3 million was used to invest in property and equipment and $2.0 million related to the purchase of a customer list. The Company continued to increase its investment in future products by investing $1.1 million in internally developed capitalizable software during the first quarter of 2009. Lastly, the Company recognized cash proceeds of $0.2 million from the sale of a building located in Australia.

Cash used in investing activities during the three months ended March 31, 2008 was approximately $53.0 million. Approximately $52.5 million was utilized in the acquisition of Quest, net of cash acquired (see Note 3). In addition, the Company recognized cash proceeds of approximately $1.1 million as a result of the execution of a forward contract in conjunction with this acquisition. Approximately $0.8 million was used to invest in property and equipment. Lastly, the Company increased its investment in future products by investing $0.8 million in internally developed capitalizable software during the first quarter of 2008.

Cash used in financing activities during the three months ended March 31, 2009 was approximately $10.8 million. Financing activities included scheduled payments under the JPM Credit Agreement and payments against the revolving loan facility, scheduled payments against the Company’s capital lease obligations and the impact of tax benefits related to share-based compensation.

Cash provided by financing activities during the three months ended March 31, 2008 was approximately $45.7 million. Financing activities in the first quarter of 2008 included cash received from borrowings under the JPM Credit Agreement equal to $74.4 million, net of financing costs. These borrowings were used to fund the acquisition of Quest (see Note 3), repay the outstanding balance of the term loan under the WFF Credit Agreement and pay various fees associated with the termination of the WFF Credit Agreement. In addition, the Company received cash proceeds from employees for the exercise of stock options, made scheduled payments under the promissory notes related to the MenuLink acquisition, and repaid the entire balance of the promissory note with the previous shareholders of Aloha Technologies, Inc.

The Company believes that its cash and cash equivalents, funds generated from operations and borrowing capacity will provide adequate liquidity to meet its normal operating requirements, as well as to fund the above obligations, for at least the next twelve months.

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

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2016. Additionally, the Company leases computer equipment under capital lease agreements which expire on various dates through September 2012. Contractual obligations as of March 31, 2009 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital leases	$2,129	$968	$1,109	$52	$—
Operating leases (1)	22,481	5,449	8,371	4,949	3,712
Other obligations:
Revolving credit facility (JPM Credit Agreement)	63,000	—	—	63,000	—
Term loan facility (JPM Credit Agreement)	24,500	6,000	12,500	6,000	—
Austrian research & development loan	437	76	—	361	—
Estimated interest payments on credit facility and term notes (2)	14,655	3,462	6,108	5,086	—
Purchase commitments (3)	253	253	—	—	—

Total contractual obligations	$127,455	$16,208	$28,088	$79,447	$3,712

(1)	This schedule includes the future minimum lease payments related to facilities that are being subleased. The total minimum rentals to be received in the future under subleases as of March 31, 2009 are approximately $1.8 million in less than one year, $3.2 million in one to three years, and $1.3 million in three to five years.
(2)	For purposes of this disclosure, we used the interest rates in effect as of March 31, 2009 to estimate future interest expense. See Note 7 to the condensed consolidated financial statements for further discussion of our debt components and their interest rate terms.
(3)	The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The related supplies are to be delivered at various dates through December 2009.

At March 31, 2009, the Company had a $2.6 million reserve for unrecognized tax benefits which is not reflected in the table above. Substantially all of this tax reserve is classified in other long-term liabilities and deferred income taxes on the accompanying condensed consolidated balance sheet.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Accounting Pronouncements

Recently Adopted Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 159 on January 1, 2008, and have elected not to measure any of our current eligible financial assets or liabilities at fair value.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, and in February 2008, the FASB amended SFAS 157 by issuing FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively “SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the year ended December 31, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective immediately upon issuance, and its adoption did not have any effect on our financial statements. We currently determine the fair value of our property, plant, and equipment when assessing long-lived asset impairments and SFAS No. 157 was effective for these fair value assessments as of January 1, 2009.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The Company does not expect the adoption of this FSP to have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. Generally Accepted Accounting Principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 was effective November 15, 2008. The adoption of the Statement did not result in a change in our current practices.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — An amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. As of March 31, 2009, we have not entered into any derivative transactions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin ARB No. 51, Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires (1) that non-controlling (minority) interests be reported as a component of stockholders’ equity, (2) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (3) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (4) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (5) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 160 did not have an impact on the Company’s financial position, cash flows or results of operations as we have no minority interests.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items including: (1) expensing acquisition-related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date of a controlling interest; and (3) expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) will have an impact on our accounting for any future business combinations.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

In November 2008, the Emerging Issues Task Force reached consensus on EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). A defensive asset is an acquired intangible asset where the acquirer has no intention of using, or intends to discontinue use of, the intangible asset, but holds it to prevent competitors from obtaining any benefit from it. The acquired defensive asset will be treated as a separate unit of accounting and the useful life assigned will be based on the period during which the asset would diminish in value. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 31, 2008. The Company concluded that the adoption of FSP EITF 03-6-1 did not have a material impact on its reported basic and diluted earnings per share amounts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The Company’s financial instruments that are subject to market risks are its long-term debt instruments. During the first quarter of 2009, the weighted average interest rate on its long-term debt was approximately 2.9%. A 10% increase in this rate would have impacted interest expense by approximately $68,000 for the three-month period ended March 31, 2009.

Foreign Exchange

As more fully explained in Note 9 to the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $9.6 million and $9.1 million for the three months ended March 31, 2009 and 2008, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors.

ITEM 4. CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of March 31, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (“2/97 S-1”), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (“6/97 S-1”), (iii) the Registrant’s Form 8-K filed December 17, 2007 (the “December 17, 2007 8-K”), (iv) the Registrant’s Form 8-K filed January 8, 2008 (the “January 8, 2008 8-K”), (v) the Registrant’s Form 8-K filed July 9, 2008 (the “July 9, 2008 8-K”), and (vi) the Registrant’s Form 8-K filed March 9, 2009 (the “March 9, 2009 8-K”).

Exhibit No.	Description
*2.1	Share Purchase Agreement, dated December 11, 2007, by and among Radiant Systems, Inc., Quest Retail Technology Pty Ltd, and David Brown (December 17, 2007 8-K)

*2.1.1	First Amendment to Share Purchase Agreement, dated as of January 4, 2008, by and among Radiant Systems, Inc., RADS Australia Holdings Pty Ltd, Quest Retail Technology Pty Ltd, and David Brown (January 8, 2008 8-K)

*2.2	Stock Purchase Agreement dated as of July 3, 2008, by and among Radiant Systems GmbH, Orderman GmbH, Alois Eisl, Franz Blatnik, Gottfried Kaiser, and Ing. Willi Katamay (July 9, 2008 8-K)

*3.1	Amended and Restated Articles of Incorporation (6/97 S-1)

*3.2	Amended and Restated Bylaws (2/97 S-1)

10.1	2009 Short-Term Incentive Plan of John H. Heyman (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof).

10.2	2009 Short-Term Incentive Plan of Alon Goren (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof).

10.3	2009 Short-Term Incentive Plan of Mark E. Haidet (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof).

10.4	2009 Short-Term Incentive Plan of Andrew S. Heyman (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof).

*10.5	Named Executive Officer Compensation Arrangements (March 9, 2009 8-K).

10.6	2009 Short-Term Incentive Plan Policy

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

.	RADIANT SYSTEMS, INC

Dated: May 7, 2009	By:	/s/ Mark E. Haidet
Mark E. Haidet,
Chief Financial Officer
(Duly authorized officer and principal financial officer)