Form 10-Q
period 2009-06-30
RADIANT SYSTEMS INC
filed 2009-08-05
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 3, 2009, there were 32,937,655 shares of the registrant’s no par value common stock outstanding.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$16,881	$16,450
Accounts receivable, net	38,671	44,024
Inventories, net	31,267	31,838
Deferred tax assets	8,008	7,982
Other current assets	3,940	2,628

Total current assets	98,767	102,922
Property and equipment, net	23,359	23,031
Software development costs, net	10,789	9,278
Goodwill	120,550	115,229
Intangible assets, net	49,193	51,628
Other long-term assets	2,244	1,454

Total assets	$304,902	$303,542

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	6,081	6,081
Accounts payable	14,024	17,521
Accrued liabilities	19,211	17,203
Customer deposits and unearned revenues	24,541	19,714
Current portion of capital lease payments	881	825

Total current liabilities	64,738	61,344
Capital lease payments, net of current portion	974	1,287
Long-term debt, net of current portion	74,384	92,385
Deferred tax liabilities, non-current	3,554	3,066
Other long-term liabilities	4,756	5,129

Total liabilities	148,406	163,211

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 32,930,600 and 32,498,859 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	160,910	157,930
Retained earnings	4,524	317
Accumulated other comprehensive loss	(8,938)	(17,916)

Total shareholders’ equity	156,496	140,331

Total liabilities and shareholders’ equity	$304,902	$303,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Revenues:
Systems	$29,834	$38,937	$56,880	$77,675
Maintenance, subscription and transaction services	32,069	25,409	63,280	48,717
Professional services	9,229	9,426	18,575	17,539

Total revenues	71,132	73,772	138,735	143,931
Cost of revenues:
Systems	15,207	20,245	29,227	40,330
Maintenance, subscription and transaction services	15,572	14,761	31,090	27,942
Professional services	5,890	6,634	12,048	12,919

Total cost of revenues	36,669	41,640	72,365	81,191

Gross profit	34,463	32,132	66,370	62,740

Operating expenses:
Product development	5,529	6,133	10,713	11,748
Sales and marketing	10,509	8,642	21,090	16,780
Depreciation of fixed assets	1,231	1,122	2,482	2,168
Amortization of intangible assets	2,338	1,511	4,589	3,105
General and administrative	9,106	7,606	18,441	15,227
Other (income) and charges, net	—	(528)	1,153	(456)

Total operating expenses	28,713	24,486	58,468	48,572

Income from operations	5,750	7,646	7,902	14,168
Interest income	(31)	—	(39)	—
Interest expense	643	1,079	1,326	2,403
Other (income) expense, net	(33)	257	(67)	426

Income from operations before income tax provision	5,171	6,310	6,682	11,339
Income tax provision	1,992	2,264	2,475	3,873

Net income	$3,179	$4,046	$4,207	$7,466

Net income per share:
Basic income per share	$0.10	$0.13	$0.13	$0.23
Diluted income per share	$0.09	$0.12	$0.13	$0.22
Weighted average shares outstanding:
Basic	32,916	32,339	32,748	32,167
Diluted	33,633	33,764	32,952	33,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income (Loss)
BALANCE, December 31, 2008	32,499	$—	$157,930	$317	$(17,916)	$140,331

Components of comprehensive income:
Net income	—	—	—	4,207	—	4,207
Foreign currency translation adjustment	—	—	—	—	8,978	8,978

Total comprehensive income	—	—	—	4,207	8,978	13,185
Exercise of employee stock options	9	—	54	—	—	54
Stock issued under employee stock purchase plan	21	—	126	—	—	126
Net tax benefits related to stock-based compensation	—	—	208	—	—	208
Restricted stock awards	402	—	881	—	—	881
Stock-based compensation	—	—	1,711	—	—	1,711

BALANCE, June 30, 2009	32,931	$—	$160,910	$4,524	$(8,938)	$156,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,207	$7,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,937	5,756
Stock-based compensation expense	2,589	2,220
Other income and charges, net (see Note 8)	(190)	(456)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	5,903	(1,703)
Inventories	886	(1,372)
Other assets	(2,023)	2,200
Accounts payable	(3,641)	(4,049)
Accrued liabilities	4,151	(3,560)
Client deposits and unearned revenue	4,404	5,281
Other liabilities	47	(2,417)

Net cash provided by operating activities	24,270	9,366
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,621)	(5,176)
Capitalized software development costs	(2,206)	(1,724)
Purchase of customer list	(2,000)	—
Proceeds from sale of building	216	—
Acquisition of Hospitality EPoS Systems Ltd., net of cash acquired (see Note 3)	(97)	(5,953)
Acquisition of Quest Retail Technology, net of cash acquired (see Note 3)	—	(52,497)
Acquisition of Jadeon, Inc., net of cash acquired (see Note 3)	—	(6,990)
Execution of forward contract	—	1,109

Net cash used in investing activities	(6,708)	(71,231)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	54	1,496
Proceeds from shares issued under employee stock purchase plan	126	84
Tax benefits related to stock-based compensation	208	198
Principal payments on capital lease obligations	(411)	(433)
Principal payments on JPM Credit Agreement	(3,000)	(2,000)
Proceeds from borrowings under the JPM Credit Agreement (see Note 7)	20,000	91,000
Repayments of revolving loan under the JPM Credit Agreement	(35,000)	(19,500)
Payment of financing costs related to the JPM Credit Agreement	—	(664)
Principal payments on notes payable to shareholders	—	(1,664)
Principal payments on notes payable to a bank	—	(22)
Principal payments on WFF Credit Agreement (see Note 7)	—	(18,192)
Payment of fees to terminate WFF Credit Agreement	—	(341)

Net cash (used in) provided by financing activities	(18,023)	49,962

Effect of exchange rate changes on cash and cash equivalents	892	—
Increase (decrease) in cash and cash equivalents	431	(11,903)
Cash and cash equivalents at beginning of period	16,450	29,940

Cash and cash equivalents at end of period	$16,881	$18,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,340	$2,392
Cash paid for income taxes	$2,033	$3,565
SCHEDULE OF NON-CASH TRANSACTIONS:
Assets acquired under capital leases	$155	$748
Purchases of property and equipment	$72	$316
Non-cash transactions related to acquisitions (see Note 3):
Purchase price adjustment related to Hospitality EPoS Systems Ltd.	$(16)	$—
Purchase price adjustment related to Jadeon, Inc.	$(108)	$—
Purchase price adjustment related to Orderman GmbH	$(214)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Radiant Systems, Inc. (“Radiant” or the “Company”), included herein, have been prepared on a basis consistent with the December 31, 2008 audited consolidated financial statements, and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Radiant’s Form 10-K for the year ended December 31, 2008. Radiant’s results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of future operating results.

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

Net Income Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding. In the event of a net loss, dilutive loss per share is the same as basic loss per share. Diluted net income per share includes the dilutive effect of stock options. A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding	32,916	32,339	32,748	32,167
Dilutive effect of outstanding stock options	717	1,425	204	1,541

Weighted average common shares outstanding assuming dilution	33,633	33,764	32,952	33,708

For the three months ended June 30, 2009 and 2008, options to purchase approximately 3.9 million and 2.3 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were anti-dilutive for the periods then ended. For the six months ended June 30, 2009 and 2008, options to purchase approximately 5.0 million and 1.6 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were anti-dilutive for the periods then ended.

Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement establishes the rules for the reporting of comprehensive income and its components. The Company’s comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the three months ended June 30, 2009 and 2008 was approximately $15.1 million and $7.3 million, respectively. Total comprehensive income for the six months ended June 30, 2009 and 2008 was approximately $13.2 million and $13.3 million, respectively.

Financing Costs Related to Long-Term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt. The Company incurred financing costs equal to $1.2 million related to the JPM Credit Agreement during the first half of 2008. The costs were deferred and are being amortized over the life of the loan, which is five years. Amortization of these financing costs was approximately $0.1 million for the three months ended June 30, 2009 and 2008. Amortization of these financing costs was approximately $0.2 million for the six months ended June 30, 2009 and 2008.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accounting Pronouncements

Recently Issued Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identified the sources of accounting principles and the framework for selecting the principles used in the presentation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will have no impact on the Company’s financial position, cash flows or results of operations. However, financial statement disclosures that refer to GAAP will provide references to the Codification rather than FASB Statements, FASB Staff Positions, Emerging Issues Task Force Abstracts, or other sources of GAAP that existed prior to the adoption of SFAS 168.

Recently Adopted Standards

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires the disclosure of the date through which subsequent events are evaluated and the basis for that date, that is, whether that date represents the date the financial statements are issued or are available to be issued. The effective date for SFAS 165 is for interim or annual periods ending on or after June 15, 2009. We adopted the provisions of SFAS 165 as of April 1, 2009, which had no impact on the Company’s financial position, cash flows or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, and in February 2008, the FASB amended SFAS 157 by issuing FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively “SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the year ended December 31, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective immediately upon issuance, and its adoption did not have any effect on our financial statements. We currently determine the fair value of our long-lived assets when testing for impairment. SFAS 157 was effective for these fair value assessments as of January 1, 2009.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company concluded that the adoption of FSP FAS 157-4 as of April 1, 2009 had no impact on its results of operations, financial position or cash flows.

In November 2008, the Emerging Issues Task Force reached consensus on EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). A defensive intangible asset is an acquired intangible asset where the acquirer has no intention of using, or intends to discontinue use of the intangible asset, but holds it to prevent competitors from obtaining any benefit from it. The acquired defensive asset will be treated as a separate unit of accounting and the useful life assigned will be based on the period during which the asset would diminish in value. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — An amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. As of June 30, 2009, we have not entered into any derivative transactions.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin ARB No. 51, Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires that (1) non-controlling (minority) interests be reported as a component of stockholders’ equity, (2) net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (4) any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (5) sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 160 did not have any impact on the Company’s financial position, cash flows or results of operations as we have no minority interests.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS 141(R) changes the accounting treatment for certain specific acquisition-related items including: (1) expensing acquisition-related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date of a controlling interest; and (3) expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) will have an impact on our accounting for any future business combinations.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. STOCK-BASED COMPENSATION

Radiant has adopted equity incentive plans that provide for the grant of incentive and non-qualified stock options and restricted stock awards to directors, officers and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. In addition, Radiant provides employees stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). The ESPP permits employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. Based on these terms, the ESPP will not result in any future stock compensation expense. The Company has authorized approximately 18.2 million shares for awards of stock options and restricted stock, of which approximately 1.1 million shares are available for future grants as of June 30, 2009.

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

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Cost of revenues - systems	$35	$21	$77	$45
Cost of revenues - maintenance, subscription and transaction services	19	21	43	31
Cost of revenues - professional services	66	73	161	114
Product development	51	104	120	176
Sales and marketing	165	207	429	350
General and administrative	743	922	1,759	1,504

Total non-cash stock-based compensation expense	$1,079	$1,348	$2,589	$2,220
Estimated income tax benefit	(396)	(497)	(912)	(807)

Total non-cash stock-based compensation expense, net of tax benefit	$683	$851	$1,677	$1,413

Impact on diluted net income per share	$0.02	$0.03	$0.05	$0.04

The Company capitalized approximately $8,000 and $15,000 in stock-based compensation cost related to product development for the three-month periods ended June 30, 2009 and 2008, respectively. The Company capitalized approximately $20,000 and $27,000 in stock-based compensation cost related to product development for the six-month periods ended June 30, 2009 and 2008, respectively.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Options

The exercise price of each stock option equals the market price of Radiant’s common stock on the date of grant. Most options are scheduled to vest equally over a three or four-year period or when certain stock performance requirements are met. These stock performance requirements include a provision that allows for early vesting if certain stock price targets are met. The Company recognizes stock-based compensation expense using the graded vesting attribution method. Outstanding options expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions used in the model for the three and six-month periods ended June 30, 2009 and 2008 are outlined in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Expected volatility	70%	50%	70%	50%
Expected life (in years)	3-4	3-4	3-4	3-4
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.2%	3.3%	1.6% - 2.2%	2.1% - 3.3%

The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods. The risk free interest rate is based on the U.S. Treasury yield curve at the grant date, using a remaining term equal to the expected life of the option. The total expenses to be recorded in future periods will depend on several variables, including the number of stock-based awards that vest, pre-vesting cancellations and the fair value of those vested awards.

A summary of the changes in stock options outstanding under our stock-based compensation plans during the six months ended June 30, 2009 is presented below:

(in thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	6,359	$10.66	3.25	—
Granted	506	$3.25
Exercised	(9)	$6.11
Forfeited or cancelled	(227)	$8.36

Outstanding at June 30, 2009	6,629	$10.18	3.54	$9,518

Vested or expected to vest at June 30, 2009	6,537	$10.22	3.52	$9,263
Exercisable at June 30, 2009	4,821	$10.98	3.07	$5,043

The weighted average grant-date fair value of options granted during the three-month period ended June 30, 2008 was $5.31. No options were granted during the three-month period ended June 30, 2009. The weighted average grant-date fair value of options granted during the six-month periods ended June 30, 2009 and 2008 were $1.63 and $5.46, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the three-month periods ended June 30, 2009 and 2008, was less than $0.1 million and $0.5 million, respectively, and less than $0.1 million and $1.4 million for the six-month periods ended June 30, 2009, and 2008, respectively. The total fair value of options that vested during the three-month periods ended June 30, 2009 and 2008, was approximately $1.0 million and $1.5 million, respectively. The total fair value of options that vested during the six-month periods ended June 30, 2009 and 2008, was approximately $3.0 million and $2.3 million, respectively. Radiant had unvested options outstanding to purchase approximately 1.8 million shares and 1.9 million shares as of June 30, 2009 and 2008, respectively, with a weighted-average grant-date fair value of $3.41 and $4.69, respectively. Of the 1.8 million shares and 1.9 million shares that were unvested at June 30, 2009 and 2008, respectively, there were 0.3 million shares and 0.4 million shares, respectively, that had a vesting period based on stock performance requirements. The unvested shares had a total unrecognized compensation expense as of June 30, 2009 and 2008 equal to approximately $2.5 million and $5.0 million, respectively, net of estimated forfeitures, which will be recognized over the weighted average periods of 1.2 years and 1.5 years, respectively. The Company recognized stock-based compensation related to employee and director stock options equal to approximately $1.7 million and $1.9 million for the six-months ended June 30, 2009 and 2008. Cash received from stock options exercised was approximately $0.1 million and $0.5 million during the three-month periods ending June 30, 2009 and 2008, respectively, and $0.1 million and $1.5 million for the six-month periods ended June 30, 2009 and 2008, respectively.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Restricted Stock Awards

The Company awarded approximately 0.4 million shares and 0.2 million shares of restricted stock to employees under the Amended and Restated 2005 Long-Term Incentive Plan during the six months ended June 30, 2009 and 2008, respectively. These restricted stock awards vest at various terms over a three-year period from the date of grant. The weighted average grant-date fair value of restricted stock awards at June 30, 2009 and 2008 was $3.25 and $14.32 per share, respectively. The Company recognized stock-based compensation expense related to restricted stock awards equal to approximately $0.9 million and $0.3 million for the six months ended June 30, 2009 and 2008, respectively. The unvested restricted stock awards had a total unrecognized compensation expense as of June 30, 2009 and 2008 equal to approximately $2.8 million and $3.0 million, respectively, which will be recognized over the weighted average periods of 2.3 and 3.0 years, respectively.

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

The intangible assets acquired were valued by the Company with the assistance of independent appraisers utilizing customary valuation procedures and techniques. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed from the Orderman acquisition:

(Dollars in Thousands)
Current assets	$7,585
Property, plant and equipment	1,750
Identifiable intangible assets	19,147
Goodwill	15,338

Total assets acquired	43,820
Current liabilities	5,913
Long-term liabilities	4,915

Total liabilities assumed	10,828

Purchase price	$32,992

As a result of the Orderman acquisition, goodwill of approximately $15.3 million was recorded and assigned to the Hospitality segment. This includes subsequent changes related to purchase price adjustments in which goodwill increased from the date of acquisition by approximately $1.7 million. The following is a summary of the intangible assets acquired and the weighted-average useful life over which they will be amortized:

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

The intangible assets acquired were valued by the Company utilizing customary valuation procedures and techniques. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed from the Hospitality EPoS acquisition:

(Dollars in Thousands)
Current assets	$1,532
Property, plant and equipment	1,672
Identifiable intangible assets	2,250
Goodwill	3,530

Total assets acquired	8,984
Current liabilities	2,548
Long-term liabilities	178

Total liabilities assumed	2,726

Purchase price	$6,258

As a result of the Hospitality EPoS acquisition, goodwill of approximately $3.5 million was recorded and assigned to the Hospitality segment. This includes subsequent changes related to purchase price adjustments in which goodwill increased from the date of acquisition by approximately $0.3 million. The following is a summary of the intangible asset acquired and the weighted-average useful life over which it will be amortized:

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

The Company’s annual evaluations of the carrying value of goodwill, completed on January 1, 2009 and 2008 in accordance with SFAS 142, resulted in no impairment losses. Changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows (in thousands):

	Hospitality	Retail	Total
BALANCE, December 31, 2008	$91,522	$23,707	$115,229

Purchase price adjustments related to Orderman, Hospitality EPoS and Jadeon (see Note 3)	(240)	—	(240)
Currency translation adjustments related to acquisitions	4,989	572	5,561

BALANCE, June 30, 2009	$96,271	$24,279	$120,550

Intangible Assets

A summary of the Company’s intangible assets as of June 30, 2009 and December 31, 2008 is as follows (in thousands):

	Weighted Average Amortization Lives	June 30, 2009		December 31, 2008
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core and developed technology – Hospitality	3.8 years	$25,352	$(14,778)	$25,021	$(13,691)
Reseller network – Hospitality	12.4 years	19,367	(4,634)	18,906	(3,775)
Direct sales channel – Hospitality	10 years	3,600	(1,965)	3,600	(1,785)
Covenants not to compete – Hospitality	4 years	1,750	(1,628)	1,750	(1,600)
Trademarks and tradenames – Hospitality	Indefinite	7,573	—	6,928	—
Trademarks and tradenames – Hospitality	5 years	300	(224)	300	(194)
Customer list and contracts – Hospitality	7.7 years	13,507	(3,429)	12,782	(2,274)
Backlog – Hospitality	2 months	92	(92)	92	(92)
Core and developed technology – Retail	4 years	3,800	(3,325)	3,800	(2,850)
Reseller network – Retail	6 years	5,200	(3,033)	5,200	(2,600)
Subscription sales – Retail	4 years	1,400	(1,225)	1,400	(1,050)
Trademarks and tradenames – Retail	6 years	700	(408)	700	(350)
Other	7.8 years	2,020	(727)	2,021	(611)

Total intangible assets		$84,661	$(35,468)	$82,500	$(30,872)

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Approximate amortization expense, assuming no future acquisitions, dispositions or impairments of intangible assets, for the following 12-month periods subsequent to June 30, 2009 is listed below (in thousands):

12-month period ended June 30,
2010	$9,506
2011	8,655
2012	5,723
2013	4,721
2014	4,138
Thereafter	8,877

$41,620

5. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the Company’s accounts receivable as of June 30, 2009 and December 31, 2008 is as follows (in thousands):

	June 30, 2009	December 31, 2008
Trade receivables billed	$39,199	$47,047
Trade receivables unbilled	3,578	1,347

	42,777	48,394
Less allowance for doubtful accounts	(4,106)	(4,370)

	$38,671	$44,024

The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of customers to make required payments. Estimates are developed by using standard quantitative measures based on customer payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Bad debt expense totaled approximately $0.2 million and $0.5 million for the three-month periods ended June 30, 2009 and 2008, respectively, and totaled approximately $0.4 million and $0.6 million for the six-month periods ended June 30, 2009 and 2008, respectively.

6. INVENTORY

Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventory as of June 30, 2009 and December 31, 2008 is as follows (in thousands):

	June 30, 2009	December 31, 2008
Raw materials, net of reserves for obsolescence equal to $1.3 million and $1.1 million, respectively	$18,702	$17,454
Work in process	430	816
Finished goods, net of reserves for obsolescence equal to $5.7 million and $5.9 million, respectively	12,135	13,568

	$31,267	$31,838

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

7. DEBT

Prior to January 2008, the Company had a senior secured credit facility with Wells Fargo Foothill, Inc. (the “WFF Credit Agreement”). The WFF Credit Agreement provided for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $31 million. The revolving loan amount available to the Company was derived from a monthly borrowing base calculation using the Company’s various accounts receivable balances. The amount derived from this borrowing base calculation was further reduced by the total amount of letters of credit outstanding. Loans under the WFF Credit Agreement bore interest, at the Company’s option, at either the London Interbank Offering Rate (“LIBOR”) plus two and one half percent or at the prime rate of Wells Fargo Bank, N.A.

The WFF Credit Agreement was scheduled to expire on March 31, 2010. However, it was refinanced on January 2, 2008 upon the execution of the credit agreement with JPMorgan Chase Bank, N.A., as arranger, and JPMorgan Chase Bank, N.A, SunTrust Bank, Bank of America, Guaranty Bank and Wachovia Bank, N.A., as lenders (the “JPM Credit Agreement”). The JPM Credit Agreement and subsequent amendments provide for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. The Company has the right to increase the revolving credit commitment by up to $25 million, subject to the terms and conditions set forth in the JPM Credit Agreement. As of June 30, 2009, aggregate borrowings under this facility totaled $80.0 million, comprised of $57.0 million in revolving loans and $23.0 million in term loan facility borrowings. As of June 30, 2009, revolving loan borrowings available to the Company were equal to $23.0 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.00%, based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00%, based on the Company’s consolidated leverage ratio, as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of the Company’s assets; and limitations on related party transactions. In addition, the JPM Credit Agreement requires the Company to comply with various financial covenants, including maintaining leverage and fixed charge coverage ratios, as defined. The JPM Credit Agreement also contains certain customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due (subject to specified grace periods), breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of June 30, 2009.

In the third quarter of 2008, the Company assumed research and development loans with the Austrian government in conjunction with the acquisition of Orderman GmbH, bearing interest at approximately 2.50%. In the fourth quarter of 2008, the Company entered into an additional research and development loan with the Austrian government in the amount of $0.7 million, bearing interest at approximately 2.50%. As of June 30, 2009, $0.5 million had been drawn on this loan. These loans mature on various dates through December 31, 2013.

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

The following is a summary of long-term debt and the related balances as of June 30, 2009 and December 31, 2008 (in thousands):

Description of Debt	June 30, 2009	December 31, 2008
Revolving credit loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined (2.06% as of June 30, 2009), maturing on January 2, 2013	$57,000	$72,000
Term loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined (2.06% as of June 30, 2009), maturing on January 2, 2013	23,000	26,000
Research and development loans from the Austrian government bearing interest at approximately 2.50%, maturing on various dates through December 31, 2013	465	466

	$80,465	$98,466

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Approximate maturities of notes payable for the following 12-month periods subsequent to June 30, 2009 are listed below (in thousands):

12-month period ended June 30,
2010	$6,081
2011	6,000
2012	7,000
2013	61,384
2014	—

$80,465

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8. OTHER INCOME AND CHARGES

Write-off of Third-Party Software Licenses

During the first quarter of 2009, the Company determined that it would not use certain third-party software licenses and recorded a write-off charge of $0.5 million as a result.

Severance and Restructuring Charge

During the first quarter of 2009, the Company recorded a charge of $0.7 million related to severance costs and restructuring of the organization. This charge resulted from our efforts to align the Company’s cost structure with its revenues in light of the severe economic downturn that began in the second half of 2008.

Sale of Building

During the first quarter of 2009, the Company sold a building for cash proceeds of approximately $0.2 million. A net gain of approximately $0.1 million was recognized as a result of this transaction.

Lease Restructuring Charges – Brookside II Building, Alpharetta, Georgia

During the third quarter of 2008, the Company amended a sublease agreement for certain facilities located in Alpharetta, Georgia, in order to reduce future operating costs. In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments at the amendment date less the estimated sublease rentals that could reasonably be obtained from the property. The restructuring charges were not attributable to any of the Company’s reportable segments.

This amendment resulted in a restructuring charge of approximately $0.9 million in the third quarter of 2008, which consisted of $0.3 million for construction allowance and $0.6 million of lease restructuring reserves associated with the amendment to the sublease. As of June 30, 2009, approximately $0.5 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the first quarter of 2013 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2008	$847	$401	$1,248

Construction allowance payments	(625)	—	(625)
Expenses charged against restructuring reserve	(19)	(91)	(110)

Balance, June 30, 2009	$203	$310	$513

Lease Restructuring Charges – Alexander Building, Alpharetta, Georgia

During the third quarter of 2005, the Company decided to consolidate certain facilities located in Alpharetta, Georgia, in order to reduce future operating costs. This resulted in the abandonment of one facility, which formerly housed the Company’s customer support call center. The restructuring charges were not attributable to any of the Company’s reportable segments. In accordance with SFAS 146, the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments at the abandonment date less the estimated sublease rentals that could reasonably be obtained from the property.

This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. As of June 30, 2009, approximately $0.3 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the fourth quarter of 2010 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2008	$182	$154	$336

Expenses charged against restructuring reserve	(1)	(77)	(78)

Balance, June 30, 2009	$181	$77	$258

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

A summary of the key measures for the Company’s operating segments is as follows (in thousands):

	For the three months ended June 30, 2009
	Hospitality	Retail	Other	Total
Revenues	$54,308	$16,321	$503	$71,132
Amortization of intangible assets	1,640	641	57	2,338
Product development	3,501	956	—	4,457
Net income before allocation of central costs	10,494	3,741	—	14,235
Goodwill	96,271	24,279	—	120,550
Other identifiable assets	102,243	19,305	622	122,170

	For the three months ended June 30, 2008
	Hospitality	Retail	Other	Total
Revenues	$54,348	$18,714	$710	$73,772
Amortization of intangible assets	935	571	5	1,511
Product development	4,162	1,194	—	5,356
Net income before allocation of central costs	10,522	2,408	—	12,930
Goodwill—as of December 31, 2008	91,522	23,707	—	115,229
Other identifiable assets—as of December 31, 2008	105,666	23,729	1,340	130,735

	For the six months ended June 30, 2009
	Hospitality	Retail	Other	Total
Revenues	$105,695	$31,898	$1,142	$138,735
Amortization of intangible assets	3,213	1,260	116	4,589
Product development	6,821	1,813	—	8,634
Net income before allocation of central costs	19,508	7,172	81	26,761

	For the six months ended June 30, 2008
	Hospitality	Retail	Other	Total
Revenues	$106,095	$36,386	$1,450	$143,931
Amortization of intangible assets	1,953	1,142	10	3,105
Product development	7,882	2,297	—	10,179
Net income before allocation of central costs	21,169	4,495	—	25,664

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The reconciliation of product development expense from reportable segments to total product development expense for the three and six-month periods ended June 30, 2009 and 2008 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Product development expense for reportable segments	$4,457	$5,356	$8,634	$10,179
Indirect product development expenses, unallocated	1,072	777	2,079	1,569

Product development expense	$5,529	$6,133	$10,713	$11,748

The reconciliation of net income from reportable segments to total net income for the three and six-month periods ended June 30, 2009 and 2008 is as follows (in thousands):

	For the three months ended June 30		For the six months ended June 30
	2009	2008	2009	2008
Net income before allocation of central costs	$14,235	$12,930	$26,761	$25,664
Central corporate expenses, unallocated	(11,056)	(8,884)	(22,554)	(18,198)

Net income	$3,179	$4,046	$4,207	$7,466

The reconciliation of other identifiable assets to total assets as of June 30, 2009 and December 31, 2008 is as follows (in thousands):

	Balance at
	June 30, 2009	December 31, 2008
Other identifiable assets for reportable segments	$122,170	$130,735
Goodwill for reportable segments	120,550	115,229
Central corporate assets, unallocated	62,182	57,578

Total assets	$304,902	$303,542

Revenues and costs not associated with the Company’s Hospitality and Retail segments are associated with hardware sales outside the Company’s segments.

The Company distributes its technology both within the United States of America and internationally. Revenues derived from within the United States of America were approximately $60.4 million and $65.0 million for the three-month periods ended June 30, 2009 and 2008, respectively, and approximately $118.4 million and $126.1 million for the six-month periods ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the Company had international offices in Adelaide, Geelong, Madrid, Prague, Salzburg, Shanghai, Singapore and the United Kingdom, and representation in Central America and South America. Geographic revenue information is based on the location of the selling entity. Revenues derived from international sources were approximately $10.7 million and $8.8 million for the three-month periods ended June 30, 2009 and 2008, respectively, and approximately $20.3 million and $17.9 million for the six-month periods ended June 30, 2009 and 2008, respectively. At June 30, 2009 and December 31, 2008, the Company had international identifiable assets, including goodwill, of approximately $112.5 million and $107.7 million, respectively, of which approximately $88.2 million and $82.0 million, respectively, are long-lived assets.

The segment reporting data presented above may not reflect actual performance and actual asset balances had each segment been a stand-alone entity. Furthermore, the segment information may not be indicative of future performance.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

10. INCOME TAX

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions, for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. During the first half of 2009, the FIN 48 reserve was decreased by approximately $0.1 million, which resulted in a decrease to income tax expense.

Consistent with the Company’s continuing practice, interest and/or penalties related to income tax matters are recorded as part of income tax expense. The Company has accrued less than $0.1 million of interest and penalties associated with uncertain tax positions for the six months ended June 30, 2009.

11. RELATED PARTY TRANSACTIONS

None

12. SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 5, 2009, the date our condensed consolidated financial statements were issued. No matters were identified that would materially impact our condensed consolidated financial statements or require disclosure in accordance with SFAS 165.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of Radiant’s business and results of operations. This MD&A should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as Radiant’s Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. MD&A consists of the following sections:

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

To the extent that we believe acquisitions, joint ventures or new businesses can position us to better serve our current segments, we will continue to pursue such opportunities in the future.

Results of Operations

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008 and March 31, 2009, and the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Systems – The Company has historically derived the majority of its revenues from sales and licensing fees for its point-of-sale hardware and software, site management software solutions and peripherals. System sales during the second quarter of 2009 were approximately $29.8 million. This is a decrease of $9.1 million, or 23%, from the same period in 2008, and an increase of $2.8 million, or 10%, from the first quarter of 2009. System sales during the six-month period ended June 30, 2009 were $56.9 million compared to $77.7 million for the same period in 2008, a decrease of 27%. The decreases from 2008 are primarily attributable to the global economic downturn which has slowed new site openings and reduced capital spending from existing customers. The decreases were partially offset by additional revenues resulting from the Orderman acquisition. The increase from the first quarter of 2009 is primarily due to increased sales within our hospitality and retail channel businesses in addition to the cyclical nature of our hospitality international business, which historically has a strong second quarter. We expect systems revenues to remain lower than 2008 results until economic conditions improve.

Maintenance, subscription and transaction services – The Company derives revenues from maintenance, subscription and transaction services, including hardware maintenance, software support and maintenance, hosting services and credit card transaction services. The majority of these revenues are derived from support and maintenance, which is structured on a renewable basis and is directly attributable to the base of installed sites. A significant majority of all subscription, maintenance and support contracts are renewed annually.

Revenues from maintenance, subscription and transaction services during the second quarter of 2009 were approximately $32.1 million. This is an increase of $6.7 million, or 26%, from the same period in 2008, and an increase of $0.9 million, or 3%, from the first quarter of 2009. Revenues from maintenance, subscription and transaction services during the six-month period ended June 30, 2009 were $63.3 million compared to $48.7 million for the same period in 2008, an increase of 30%. These increases are primarily due to the additional revenues resulting from our acquisitions in 2008, the additional revenues generated in both software and hardware support and maintenance resulting from increased systems sales in 2008 (which added to our site base for recurring revenue), continued penetration of our hosted solution products within our current site base, and the additional revenues resulting from our electronic payment processing business.

Professional services – The Company also derives revenues from professional services such as consulting, training, custom software development and system installations. Revenues from professional services during the second quarter of 2009 were approximately $9.2 million. This is a decrease of $0.2 million, or 2%, from the same period in 2008, primarily attributable to a decrease in installations revenues, which have declined in direct correlation with the decrease in systems sales previously mentioned. The revenues for the second quarter of 2009 were consistent as compared to the first quarter of 2009. Revenues from professional services during the six-month period ended June 30, 2009 were $18.6 million compared to $17.5 million for the same period in 2008, an increase of 7%. This increase is primarily due to an increase in consulting and custom development projects, which was partially offset by a decrease in installations revenues for the reason noted above.

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

In the second quarter of 2009, systems gross profit decreased by $4.1 million, or 22%, as compared to the same period in 2008, and increased by $1.6 million, or 12%, as compared to the first quarter of 2009. In the second quarter of 2009, the gross profit percentage increased by one point to 49% as compared to 48% for the same period in 2008 and the first quarter of 2009. For the six-month period ended June 30, 2009 as compared to the same period in 2008, systems gross profit decreased by approximately $9.7 million, or 26%, while the gross profit percentage increased by one point to 49% as compared to 48% for the same period in 2008. The increase in the gross profit percentage during the three and six-month periods ended June 30, 2009 is primarily due to hardware product mix.

Maintenance, subscription and transaction services gross profit – Cost of maintenance, subscription and transaction services consists primarily of personnel and other costs to provide support and maintenance services, hosting services and credit card transaction services.

In the second quarter of 2009, the gross profit on maintenance, subscription and transaction services increased by approximately $5.8 million, or 55%, as compared to the same period in 2008, and increased by $0.8 million, or 5%, as compared to the first quarter of 2009. The gross profit percentage increased by nine points to 51% in the second quarter of 2009 as compared to 42% for the same period in 2008 and increased by one point as compared to the first quarter of 2009. For the six-month period ended June 30, 2009, the gross profit on maintenance, subscription and transaction services increased by approximately $11.4 million, or 55%, as compared to the same period in 2008, while the gross profit percentage increased by eight points to 51%. The increases in the gross profit percentage are primarily due to normal fluctuations between product development projects and maintenance projects that occur throughout the year, the launch of our payment services business (described earlier), and the removal of capacity in the Company through headcount reductions made in the first quarter of 2009 and the fourth quarter of 2008.

Professional services gross profit – Cost of professional services consists primarily of personnel costs for consulting, training, custom software development and installation services. The gross profit on professional services revenue for the second quarter of 2009 increased by approximately $0.5 million, or 20%, as compared to the same period in 2008, and by $0.2 million, or 5%, as compared to the first quarter of 2009. The gross profit percentage increased by six points to 36% in the second quarter of 2009 as compared to the same period in 2008 and increased by two points as compared to the first quarter of 2009. For the six-month period ended June 30, 2009, the gross profit on professional services increased by approximately $1.9 million, or 41%, as compared to the same period in 2008, while the gross profit percentage increased by nine points to 35%. The increases in the gross profit percentage are the result of the removal of capacity in the Company through headcount reductions previously mentioned, and a continued focus on improving margins within our professional services through better utilization of personnel, including temporary and contract employees.

Segment revenues – During the second quarter of 2009, total revenues in the Hospitality business segment were $54.3 million. These revenues are consistent with the same period in 2008 and represent an increase of $2.9 million, or 6%, as compared to the first quarter of 2009. The increase from the first quarter of 2009 was primarily attributable to increased systems revenues within the European marketplace and our indirect sales channel. For the six months ended June 30, 2009, total revenues in the Hospitality business segment decreased by approximately $0.4 million, or less than 1%, as compared to the same period in 2008. This decrease was primarily due to the economic downturn, which has negatively impacted systems revenues. However, the decrease was partially offset by additional revenues resulting from the acquisitions of Orderman, Hospitality EPoS and Jadeon, which occurred subsequent to the first quarter of 2008.

During the second quarter of 2009, total revenues in the Retail business segment decreased by approximately $2.4 million, or 13%, as compared to the same period in 2008, and increased by approximately $0.7 million, or 5%, as compared to the first quarter of 2009. For the six months ended June 30, 2009, total revenues in the Retail business segment decreased by approximately $4.5 million, or 13%, as compared to the same period in 2008. The year over year decreases are primarily attributable to economic factors that have resulted in a decrease in demand by convenience store operators. The increase over the first quarter of 2009 is mainly attributable to normal seasonality of capital expenditures throughout the industry and an increase in our channel business.

Segment net income before allocation of central costs – The Company measures segment profit based on net income before the allocation of certain central costs. During the second quarter of 2009, total net income before allocation of central costs in the Hospitality business segment was consistent with the same period in 2008, and increased by $1.5 million, or 17%, as compared to the first quarter of 2009. For the six months ended June 30, 2009, total net income before the allocation of central costs in the Hospitality business segment decreased by approximately $1.7 million, or 8%, as compared to the same period in 2008. The six-month year over year decrease is primarily due to the overall decline in revenues due to the economic downturn, which is exacerbated by the additional cost structure assumed from the acquisitions we made in 2008. The increase from the first quarter of 2009 is primarily due to strong operating results from our European business.

During the second quarter of 2009, total net income before allocation of central costs in the Retail business segment increased by approximately $1.3 million, or 56%, as compared to the same period in 2008, and increased by $0.3 million, or 9%, as compared to the first quarter of 2009. For the six months ended June 30, 2009, total net income before the allocation of central costs in the Retail business segment increased by approximately $2.7 million, or 60%, as compared to the same period in 2008. The year over year increases are due primarily to a more efficient cost structure resulting from the layoffs that took place in the first quarter of 2009 and the fourth quarter of 2008 and an increase in sales in the second quarter through our channel partners.

Total operating expenses – The Company’s total operating expenses increased by approximately $4.2 million, or 17%, during the second quarter of 2009 as compared to the same period in 2008, and by approximately $9.9 million, or 20%, for the six months ended June 30, 2009 as compared to the same period in 2008, and decreased by approximately $1.0 million, or 3%, as compared to the first quarter of 2009, due to the following:

•

Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues, which are included in costs of maintenance, subscription and transaction services. Product development expenses decreased during the second quarter of 2009 by approximately $0.6 million, or 10%, as compared to the same period in 2008, and by $1.0 million, or 9%, during the six months ended June 30, 2009 as compared to the same period in 2008, and increased by $0.3 million, or 7%, as compared to the first quarter of 2009. The year over year decreases are primarily the result of headcount reductions that occurred in the first quarter of 2009 and the fourth quarter of 2008 to adjust our cost structure during the economic downturn. The 77% increase that occurred from the first quarter is due to normal fluctuations between maintenance, custom development, capitalized software projects and product development. Product development expenses as a percentage of revenues remained constant at 8% for the three and six-month periods ended June 30, 2009 and 2008 and the first quarter of 2009.

•

Sales and marketing expenses – Sales and marketing expenses increased during the second quarter of 2009 by approximately $1.9 million, or 22%, as compared to the same period in 2008, and increased by $4.3 million, or 26%, during the six months ended June 30, 2009 as compared to the same period in 2008, and were consistent with the first quarter of 2009. The year over year increases are primarily related to incremental sales and marketing expenses resulting from our acquisitions during 2008. Sales and marketing expenses as a percentage of revenues were 15% for the second quarter of 2009 as compared to 12% for the same period in 2008, 15% for the six months ended June 30, 2009 as compared to 12% for the same period in 2008, and 16% for the first quarter of 2009.

•

Depreciation and amortization expenses – Depreciation and amortization expenses increased during the second quarter of 2009 by approximately $0.9 million, or 36%, as compared to the same period of 2008, and by approximately $1.8 million, or 34%, during the six months ended June 30, 2009 as compared to the same period in 2008, and increased by $0.1 million, or 2%, compared to the first quarter of 2009. The year over year increases are directly related to the amortization of certain intangible assets related to the acquisitions of Orderman, Hospitality EPoS and Jadeon, as well as additional depreciation expense resulting from the growth in our fixed assets. Depreciation and amortization expenses as a percentage of revenues were 5% for the second quarter of 2009 as compared to 4% for the same period in 2008, 5% for the six-month period ended June 30, 2009 as compared to 4% for the same period in 2008, and 5% for the first quarter of 2009.

•

General and administrative expenses – General and administrative expenses increased during the second quarter of 2009 by approximately $1.5 million, or 20%, as compared to the same period in 2008, and by $3.2 million, or 21%, during the six months ended June 30, 2009 as compared to the same period in 2008, and decreased by $0.2 million, or 3%, as compared to the first quarter of 2009. The year over year increases are primarily due to additional overhead expenses resulting from our acquisitions during 2008. The decrease from the first quarter of 2009 is primarily due to a full quarter of savings resulting from headcount reductions made during the first quarter of 2009. General and administrative expenses as a percentage of revenues were 13% for the second quarter of 2009 as compared to 10% for the same period in 2008, 13% for the six months ended June 30, 2009 compared to 11% for the same period in 2008, and 14% for the first quarter of 2009.

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

During the second quarter of 2008, the Company recorded a gain of approximately $0.5 million as a result of entering into a forward exchange contract in preparation for the acquisition of Orderman, as discussed in Note 8 to the condensed consolidated financial statements.

During the first quarter of 2008, the Company recorded a gain of approximately $0.3 million as a result of entering into a forward exchange contract in preparation for the acquisition of Quest. This gain was offset by approximately $0.4 million in debt cost write-offs and penalties associated with the early termination of the WFF Credit Agreement as described in Note 7 to the condensed consolidated financial statements.

Interest expense, net – The Company’s interest expense includes interest expense incurred on its long-term debt, revolving line of credit and capital lease obligations. Interest expense decreased by approximately $0.4 million, or 40%, in the second quarter of 2009 as compared to the same period in 2008, and by $1.1 million, or 45%, during the six months ended June 30, 2009 as compared to the same period in 2008, and decreased by $0.1 million, or 8%, as compared to the first quarter of 2009. These decreases are due to continued paydown of the Company’s outstanding indebtedness and a reduction in interest rates. See Note 7 to the condensed consolidated financial statements for additional discussion of the Company’s credit facility.

Income tax provision – The Company’s effective tax rates for the quarters ended June 30, 2009 and June 30, 2008 were equal to 38.5% and 35.9% respectively, inclusive of discrete events. For the six-month period ended June 30, 2009 as compared to the same period in 2008, the Company’s effective tax rates were 37.0% and 34.2% respectively, inclusive of discrete events. The year over year increases are primarily attributable to a valuation allowance recorded against state attributes.

Liquidity and Capital Resources

Prior to January 2008, the Company had a senior secured credit facility with Wells Fargo Foothill, Inc. (the “WFF Credit Agreement”). The WFF Credit Agreement provided for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $31 million. The revolving loan amount available to the Company was derived from a monthly borrowing base calculation using the Company’s various accounts receivable balances. The amount derived from this borrowing base calculation was further reduced by the total amount of letters of credit outstanding. Loans under the WFF Credit Agreement bore interest, at the Company’s option, at either the London Interbank Offering Rate (“LIBOR”) plus two and one half percent or at the prime rate of Wells Fargo Bank, N.A.

The WFF Credit Agreement was scheduled to expire on March 31, 2010. However, it was refinanced on January 2, 2008 upon the execution of the credit agreement with JPMorgan Chase Bank, N.A., as arranger, and JPMorgan Chase Bank, N.A, SunTrust Bank, Bank of America, Guaranty Bank and Wachovia Bank, N.A., as lenders (the “JPM Credit Agreement”). The JPM Credit Agreement provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. An amendment to the JPM Credit Agreement was signed in July 2008, whereby the Company has the right to increase its revolving credit commitment by up to $25 million, subject to the terms and conditions set forth in the JPM Credit Agreement. As of June 30, 2009, aggregate borrowings under this facility totaled $80.0 million, comprised of $57.0 million in revolving loans and $23.0 million in term loan facility borrowings. As of June 30, 2009, revolving loan borrowings available to the Company were equal to $23.0 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.00%, based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00%, based on the Company’s consolidated leverage ratio, as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. In addition, the JPM Credit Agreement contains certain financial and non-financial covenants, with which the Company was in compliance as of June 30, 2009. Further explanation of this agreement is presented in Note 7 to the condensed consolidated financial statements.

The Company’s working capital decreased by approximately $7.5 million, or 18%, to $34.0 million at June 30, 2009 as compared to $41.6 million at December 31, 2008. This decrease was primarily attributable to the fact that working capital was utilized to reduce the outstanding balance on the Company’s revolving loan facility (which is included in long-term debt) during the first half of 2009. The Company has historically funded its business through cash generated by operations.

Cash provided by operating activities during the six months ended June 30, 2009 was approximately $24.3 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges, including depreciation, amortization, stock-based compensation and other charges. Changes in assets and liabilities increased operating cash flows during the first half of 2009, principally due to our continued focus on collections which resulted in a reduction in accounts receivable, a focus on inventory management which resulted in a decrease in inventories, and an increase in client deposits and unearned revenue which was a result of collecting on calendar year support and maintenance billings, which have been deferred and are being recognized as revenue over the course of 2009. These increases in operating cash flows were offset by a decrease in accounts payable due to normal quarterly fluctuations and annual bonuses and commissions being paid during the first half of 2009. If near-term demand for the Company’s products weakens, or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

Cash provided by operations during the six months ended June 30, 2008 was approximately $9.4 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges including depreciation, amortization, stock-based compensation and other income and charges. In addition, the Company received significant amounts of cash for calendar year support and maintenance, which has been deferred and will be recognized as revenue over the course of 2008. The cash received from support and maintenance was offset by the fact that the Company did not purchase the related receivables of Quest in conjunction with the acquisition completed during the first quarter of 2008 (see Note 3 to the condensed consolidated financial statements). The increase in the Company’s accounts receivable and inventory balances during the first half of 2008 was due to normal quarterly fluctuations and the growth of the business as reflected in the year over year revenue increase. The decrease in accounts payable and accrued expenses was due to normal quarterly fluctuations and year-end bonuses and commissions being paid during the first half of 2008.

Cash used in investing activities during the six months ended June 30, 2009 was approximately $6.7 million. Approximately $2.6 million was used to invest in property and equipment and $2.0 million related to the purchase of a customer list related to our RPS business. The Company continued to increase its investment in future products by investing $2.2 million in internally developed, capitalizable software during the first half of 2009. Lastly, the Company recognized cash proceeds of $0.2 million from the sale of a building located in Australia.

Cash used in investing activities during the six months ended June 30, 2008 was approximately $71.2 million. Approximately $65.4 million was used in the acquisitions of Quest, Hospitality EPoS and Jadeon, net of cash acquired (see Note 3 to the condensed consolidated financial statements). In addition, the Company recognized cash proceeds of approximately $1.1 million during the six months ended June 30, 2008 as a result of the execution of a forward contract in conjunction with the Quest acquisition. Approximately $5.2 million was used to invest in property and equipment, including $3.2 million utilized to improve our infrastructure through the implementation of an upgraded ERP system. Lastly, the Company continued to increase its investment in future products by investing $1.7 million in internally developed capitalizable software during the first half of 2008.

Cash used in financing activities during the six months ended June 30, 2009 was approximately $18.0 million. Financing activities included scheduled payments under the JPM Credit Agreement and payments against the revolving loan facility, scheduled payments against the Company’s capital lease obligations and the impact of tax benefits related to share-based compensation. In addition, the Company received cash proceeds from employees for the exercise of stock options and the purchase of shares issued under the employee stock purchase plan.

Cash provided by financing activities during the six months ended June 30, 2008 was approximately $50.0 million. Financing activities in the first half of 2008 included cash received from borrowings under the JPM Credit Agreement equal to $68.8 million, net of scheduled payments, payments against the revolving loan facility and financing costs. These borrowings were used to fund the acquisitions of Quest, Hospitality EPoS and Jadeon (see Note 3 to the condensed consolidated financial statements), repay the outstanding balance of the term loan under the WFF Credit Agreement, and to pay various fees associated with the termination of the WFF Credit Agreement. In addition, the Company received cash proceeds from employees for the exercise of stock options, made scheduled payments under the promissory notes related to the MenuLink acquisition, and repaid the entire balance of the promissory note to the previous shareholders of Aloha Technologies, Inc.

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

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2017. Additionally, the Company leases computer equipment under capital lease agreements which expire on various dates through June 2013. Contractual obligations as of June 30, 2009 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital leases	$2,042	$1,000	$995	$47	$—
Operating leases (1)	20,968	5,340	7,937	4,308	3,383
Other obligations:
Revolving credit facility (JPM Credit Agreement)	57,000	—	—	57,000	—
Term loan facility (JPM Credit Agreement)	23,000	6,000	13,000	4,000	—
Austrian research & development loan	465	81	—	384	—
Estimated interest payments on credit facility and term notes (2)	9,823	3,151	5,480	1,192	—
Purchase commitments (3)	3,340	2,848	492	—	—

Total contractual obligations	$116,638	$18,420	$27,904	$66,931	$3,383

(1)	This schedule includes the future minimum lease payments related to facilities that are being subleased. The total minimum rentals to be received in the future under subleases as of June 30, 2009 are approximately $1.9 million in less than one year, $3.2 million in one to three years, and $0.9 million in three to five years.

(2)	For purposes of this disclosure, we used the interest rates in effect as of June 30, 2009 to estimate future interest expense. See Note 7 to the condensed consolidated financial statements for further discussion of our debt components and their interest rate terms.

(3)	The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The related supplies are to be delivered at various dates through September 2010.

At June 30, 2009, the Company had a $2.7 million reserve for unrecognized tax benefits, which is not reflected in the table above. Substantially all of this tax reserve is classified in other long-term liabilities and deferred income taxes on the accompanying condensed consolidated balance sheet.

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

Accounting Pronouncements

Recently Issued Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identified the sources of accounting principles and the framework for selecting the principles used in the presentation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will have no impact on the Company’s financial position, cash flows or results of operations. However, financial statement disclosures that refer to GAAP will provide references to the Codification rather than FASB Statements, FASB Staff Positions, Emerging Issues Task Force Abstracts, or other sources of GAAP that existed prior to the adoption of SFAS 168.

Recently Adopted Standards

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires the disclosure of the date through which subsequent events are evaluated and the basis for that date, that is, whether that date represents the date the financial statements are issued or are available to be issued. The effective date for SFAS 165 is for interim or annual periods ending on or after June 15, 2009. We adopted the provisions of SFAS 165 as of April 1, 2009, which had no impact on the Company’s financial position, cash flows or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, and in February 2008, the FASB amended SFAS 157 by issuing FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively “SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the year ended December 31, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective immediately upon issuance, and its adoption did not have any effect on our financial statements. We currently determine the fair value of our long-lived assets when testing for impairment. SFAS 157 was effective for these fair value assessments as of January 1, 2009.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company concluded that the adoption of FSP FAS 157-4 as of April 1, 2009 had no impact on its results of operations, financial position or cash flows.

In November 2008, the Emerging Issues Task Force reached consensus on EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). A defensive intangible asset is an acquired intangible asset where the acquirer has no intention of using, or intends to discontinue use of the intangible asset, but holds it to prevent competitors from obtaining any benefit from it. The acquired defensive asset will be treated as a separate unit of accounting and the useful life assigned will be based on the period during which the asset would diminish in value. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — An amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. As of June 30, 2009, we have not entered into any derivative transactions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin ARB No. 51, Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires that (1) non-controlling (minority) interests be reported as a component of stockholders’ equity, (2) net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (4) any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (5) sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 160 did not have any impact on the Company’s financial position, cash flows or results of operations as we have no minority interests.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS 141(R) changes the accounting treatment for certain specific acquisition-related items including: (1) expensing acquisition-related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date of a controlling interest; and (3) expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) will have an impact on our accounting for any future business combinations.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Radiant Systems, Inc. and its subsidiaries (“Radiant,” “Company,” “we,” “us,” or “our”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of Radiant, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Radiant’s future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), including the section titled “Risk Factors” therein. These and many other factors could affect Radiant’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Radiant or on its behalf. Radiant undertakes no obligation to revise or update any forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The Company’s financial instruments that are subject to market risks are its long-term debt instruments. During the second quarter of 2009, the weighted average interest rate on its long-term debt was approximately 3.0%. A 10% increase in this rate would have impacted interest expense by approximately $64,000 for the three-month period ended June 30, 2009.

Foreign Exchange

As more fully explained in Note 8 to the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $10.7 million and $8.8 million for the three-month periods ended Jun 30, 2009 and 2008, respectively, and approximately $20.3 million and $17.9 million for the six-month periods ended June 30, 2009 and 2008, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of June 30, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended June 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 3, 2009. We solicited proxies for the meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Management’s nominees for election to our Board of Directors as listed in our proxy statement were elected for three-year terms, with the results of the voting as follows (there were no broker non-votes on this matter):

Nominee	Votes For	Votes Withheld
William A. Clement, Jr.	15,850,116	10,673,239
Alon Goren	24,894,228	1,629,127

As indicated in the above table, William A. Clement, Jr. and Alon Goren were elected as Class I Directors for terms expiring at the Company’s 2012 annual meeting of stockholders. The terms of the following Class III Directors will continue until the annual meeting in 2011: J. Alexander Douglas, Jr. and Michael Z. Kay. The terms of the following Class II Directors will continue until the annual meeting in 2010: James S. Balloun, John H. Heyman and Donna A. Lee.

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (“2/97 S-1”), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (“6/97 S-1”), (iii) the Registrant’s Form 8-K filed December 17, 2007 (the “December 17, 2007 8-K”), (iv) the Registrant’s Form 8-K filed January 8, 2008 (the “January 8, 2008 8-K”), and (v) the Registrant’s Form 8-K filed July 9, 2008 (the “July 9, 2008 8-K”).

Exhibit No.	Description

*2.1	Share Purchase Agreement, dated December 11, 2007, by and among Radiant Systems, Inc., Quest Retail Technology Pty Ltd, and David Brown (December 17, 2007 8-K)

*2.1.1	First Amendment to Share Purchase Agreement, dated as of January 4, 2008, by and among Radiant Systems, Inc., RADS Australia Holdings Pty Ltd, Quest Retail Technology Pty Ltd, and David Brown (January 8, 2008 8-K)

*2.2	Stock Purchase Agreement dated as of July 3, 2008, by and among Radiant Systems GmbH, Orderman GmbH, Alois Eisl, Franz Blatnik, Gottfried Kaiser, and Ing. Willi Katamay (July 9, 2008 8-K)

*3.1	Amended and Restated Articles of Incorporation (6/97 S-1)

*3.2	Amended and Restated Bylaws (2/97 S-1)

4.1	Amendment No. 3 dated as of February 17, 2009 to the Credit Agreement dated as of January 2, 2008, by and among Radiant Systems, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC

Dated: August 5, 2009	By:	/s/ Mark E. Haidet
Mark E. Haidet,
Chief Financial Officer
(Duly authorized officer and principal financial officer)