Form 10-Q
period 2009-09-30
RADIANT SYSTEMS INC
filed 2009-11-06
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 3, 2009, there were 33,123,737 shares of the registrant’s no par value common stock outstanding.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$14,703	$16,450
Accounts receivable, net	41,656	44,024
Inventories, net	29,869	31,838
Deferred tax assets	8,020	7,982
Other current assets	3,938	2,628

Total current assets	98,186	102,922
Property and equipment, net	23,849	23,031
Software development costs, net	11,520	9,278
Goodwill	124,122	115,229
Intangible assets, net	48,515	51,628
Other long-term assets	2,428	1,454

Total assets	$308,620	$303,542

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	6,000	6,081
Accounts payable	15,487	17,521
Accrued liabilities	23,111	17,203
Customer deposits and unearned revenues	24,054	19,714
Current portion of capital lease payments	876	825

Total current liabilities	69,528	61,344
Capital lease payments, net of current portion	764	1,287
Long-term debt, net of current portion	61,637	92,385
Deferred tax liabilities, non-current	4,594	3,066
Other long-term liabilities	4,680	5,129

Total liabilities	141,203	163,211

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 33,106,131 and 32,498,859 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	162,626	157,930
Retained earnings	7,945	317
Accumulated other comprehensive loss	(3,154)	(17,916)

Total shareholders’ equity	167,417	140,331

Total liabilities and shareholders’ equity	$308,620	$303,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Systems	$29,619	$42,629	$86,499	$120,304
Maintenance, subscription and transaction services	33,501	29,465	96,781	78,182
Professional services	7,820	10,260	26,395	27,799

Total revenues	70,940	82,354	209,675	226,285
Cost of revenues:
Systems	16,051	22,837	45,278	63,167
Maintenance, subscription and transaction services	16,340	17,294	47,430	45,236
Professional services	5,353	7,286	17,401	20,206

Total cost of revenues	37,744	47,417	110,109	128,609

Gross profit	33,196	34,937	99,566	97,676

Operating expenses:
Product development	5,911	6,482	16,624	18,231
Sales and marketing	10,288	10,322	31,378	27,102
Depreciation of fixed assets	1,143	1,245	3,625	3,414
Amortization of intangible assets	2,380	2,377	6,969	5,481
General and administrative	7,701	8,916	26,142	24,142
Other income and charges, net	—	2,075	1,153	1,619

Total operating expenses	27,423	31,417	85,891	79,989

Income from operations	5,773	3,520	13,675	17,687
Interest income	(16)	—	(55)	—
Interest expense	542	1,287	1,869	3,690
Other (income) expense, net	(21)	(36)	(88)	390

Income from operations before income tax provision	5,268	2,269	11,949	13,607
Income tax provision	1,847	624	4,321	4,497

Net income	$3,421	$1,645	$7,628	$9,110

Net income per share:
Basic income per share	$0.10	$0.05	$0.23	$0.28
Diluted income per share	$0.10	$0.05	$0.23	$0.27
Weighted average shares outstanding:
Basic	33,002	32,399	32,834	32,245
Diluted	34,269	33,391	33,500	33,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income (Loss)
BALANCE, December 31, 2008	32,499	$—	$157,930	$317	$(17,916)	$140,331

Components of comprehensive income:
Net income	—	—	—	7,628	—	7,628
Foreign currency translation adjustment	—	—	—	—	14,762	14,762

Total comprehensive income	—	—	—	7,628	14,762	22,390
Exercise of employee stock options	173	—	854	—	—	854
Stock issued under Employee Stock Purchase Plan	25	—	169	—	—	169
Net tax benefits related to stock-based compensation	—	—	114	—	—	114
Restricted stock awards	409	—	1,270	—	—	1,270
Stock-based compensation	—	—	2,289	—	—	2,289

BALANCE, September 30, 2009	33,106	$—	$162,626	$7,945	$(3,154)	$167,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,628	$9,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,942	9,753
Stock-based compensation expense	3,555	3,442
Deferred income taxes	1,631	(1,882)
Other (income) and charges, net (see Note 8)	(190)	1,619
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	3,069	(1,277)
Inventories	2,418	(231)
Other assets	(2,239)	2,544
Accounts payable	(2,331)	(9,319)
Accrued liabilities	7,867	(7,126)
Client deposits and unearned revenue	3,802	4,390
Other liabilities	(495)	(289)

Net cash provided by operating activities	36,657	10,734
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,217)	(8,169)
Capitalized software development costs	(3,307)	(3,025)
Purchase of customer list	(2,000)	(2,000)
Proceeds from sale of building	216	—
Acquisition of Hospitality EPoS Systems Ltd., net of cash acquired (see Note 3)	(97)	(5,953)
Acquisition of Quest Retail Technology, net of cash acquired (see Note 3)	—	(52,497)
Acquisition of Jadeon, Inc., net of cash acquired (see Note 3)	—	(6,990)
Acquisition of Orderman GmbH, net of cash acquired (see Note 3)	—	(30,000)
Note receivable	—	(250)
Execution of forward contract	—	1,664

Net cash used in investing activities	(9,405)	(107,220)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	854	1,616
Proceeds from shares issued under Employee Stock Purchase Plan	169	119
Tax benefits related to stock-based compensation	114	205
Principal payments on capital lease obligations	(626)	(604)
Principal payments on JPM Credit Agreement	(4,500)	(3,000)
Proceeds from borrowings under the JPM Credit Agreement (see Note 7)	21,200	137,700
Repayments of revolving loan under the JPM Credit Agreement	(47,700)	(33,800)
Proceeds from research and development notes payable	239	—
Repayments of research and development notes payable	(81)	—
Payment of financing costs related to the JPM Credit Agreement	—	(664)
Principal payments on notes payable to shareholders	—	(2,020)
Principal payments on notes payable to a bank	—	(66)
Principal payments on WFF Credit Agreement (see Note 7)	—	(18,192)
Payment of fees to terminate WFF Credit Agreement	—	(341)

Net cash (used in) provided by financing activities	(30,331)	80,953

Effect of exchange rate changes on cash and cash equivalents	1,332	—
Decrease in cash and cash equivalents	(1,747)	(15,533)
Cash and cash equivalents at beginning of period	16,450	29,940

Cash and cash equivalents at end of period	$14,703	$14,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,827	$3,826
Cash paid for income taxes, net of refunds	$1,795	$4,480
SCHEDULE OF NON-CASH TRANSACTIONS:
Assets acquired under capital leases	$155	$1,230
Purchases of property and equipment	$126	$121
Purchase of customer list, final payment completed Q1 2009	$—	$2,000
Non-cash transactions related to acquisitions (see Note 3):
Purchase price adjustment related to Hospitality EPoS Systems Ltd.	$(16)	$172
Purchase price adjustment related to Jadeon, Inc.	$(108)	$860
Purchase price adjustment related to Orderman GmbH	$(214)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Radiant Systems, Inc. (“Radiant” or the “Company”), included herein, have been prepared on a basis consistent with the December 31, 2008 audited consolidated financial statements, and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Radiant’s Form 10-K for the year ended December 31, 2008. Radiant’s results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of future operating results.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average common shares outstanding	33,002	32,399	32,834	32,245
Dilutive effect of outstanding stock options	1,267	992	666	1,331

Weighted average common shares outstanding assuming dilution	34,269	33,391	33,500	33,576

For the three months ended September 30, 2009 and 2008, options to purchase approximately 3.2 million and 3.4 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were anti-dilutive for the periods then ended. For the nine months ended September 30, 2009 and 2008, options to purchase approximately 3.9 million and 2.7 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were anti-dilutive for the periods then ended.

Comprehensive Income (Loss)

The Company follows FASB ASC Topic 220, Comprehensive Income, (“ASC 220”). ASC 220 establishes the rules for the reporting of comprehensive income and its components. The Company’s comprehensive income (loss) includes net income and foreign currency translation adjustments. Total comprehensive income (loss) for the three months ended September 30, 2009 and 2008 was approximately $9.2 million and ($12.6) million, respectively. Total comprehensive income for the nine months ended September 30, 2009 and 2008 was approximately $22.4 million and $0.7 million, respectively.

Financing Costs Related to Long-Term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt. The Company incurred financing costs equal to $1.2 million related to the JPM Credit Agreement during the first half of 2008. The costs were deferred and are being amortized over the life of the loan, which is five years. Amortization of these financing costs was approximately $0.1 million for the three months ended September 30, 2009 and 2008. Amortization of these financing costs was approximately $0.3 million for the nine months ended September 30, 2009 and 2008.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Accounting Pronouncements

Recently Issued Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-14 (“ASU 2009-14”), Software (Topic 985): Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force. This ASU establishes that tangible products that contain software that works together with the nonsoftware components of the tangible product to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. These items should be accounted for under other appropriate revenue recognition guidance. We are required to adopt this ASU prospectively for new or materially modified agreements as of January 1, 2011 and concurrently with ASU 2009-13 which is described below. Full retrospective application is optional and early adoption is permitted at the beginning of a fiscal year. We are currently evaluating the impact of this ASU on our financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force. This ASU amends the criteria for separating consideration in multiple-deliverable arrangements, which will, as a result, separate multiple-deliverable arrangements more often than under existing U.S. GAAP. Additionally, this ASU establishes a selling price hierarchy for determining the selling price of a deliverable. The ASU also eliminates the residual method of revenue allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This guidance requires that management determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU significantly expands the disclosures required for multiple-deliverable revenue arrangements with the objective of disclosing judgments related to these arrangements and the effect that the use of the relative selling-price method and changes in those judgments have on the timing and amount of revenue recognition. We are required to adopt this ASU prospectively for new or materially modified agreements as of January 1, 2011 and concurrently with ASU 2009-14 which is described above. Full retrospective application is optional and early adoption is permitted at the beginning of a fiscal year. We are currently evaluating the impact of this ASU on our financial statements.

Recently Adopted Standards

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This ASU establishes that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using the quoted price of an identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or another valuation technique consistent with the principles of Topic 820. We adopted the provisions of ASU 2009-05 as of September 30, 2009, which had no material impact on the Company’s financial position, cash flows or results of operations.

In June 2009, the FASB issued the FASB Accounting Standards CodificationTM (“Codification” or “ASC”) which modifies the GAAP hierarchy by establishing the Codification as the single source of authoritative U.S. GAAP recognized by the FASB applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. The Codification became effective July 1, 2009. The Codification is not intended to change or alter existing GAAP and accordingly, it did not impact the Company’s financial position, cash flows or results of operations. However, historical GAAP references in this quarterly report have been adjusted, and references in future filings will be adjusted to reflect authoritative guidance in the Codification.

In May 2009, the FASB issued guidance included in ASC Topic 855, Subsequent Events (“ASC 855”). The provisions of ASC 855 establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires the disclosure of the date through which subsequent events are evaluated and the basis for that date, that is, whether that date represents the date the financial statements are issued or are available to be issued. The provisions of ASC 855 are effective for interim or annual periods ending on or after June 15, 2009. We adopted the provisions of ASC 855 as of April 1, 2009, which had no impact on the Company’s financial position, cash flows or results of operations.

In September 2006, the FASB issued guidance included in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), and in February 2008, the FASB amended this guidance. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. ASC 820 is applicable to other ASC topics that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. The provisions of ASC 820 are effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of ASC 820 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, has had no material impact on our fair value measurements or our financial statements. In October 2008, the FASB issued additional guidance included in ASC 820 that clarifies the application of fair value measurements in a market that is not active. These provisions of ASC 820 became effective immediately upon issuance, and their adoption did not have any effect on our financial statements. We determine the fair value of our long-lived assets, in accordance with ASC 820, when testing for impairment. ASC 820 was effective for fair value assessments as of January 1, 2009. In April 2009, the FASB issued further guidance included in ASC 820 that provides for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. These provisions also include guidance on identifying circumstances that indicate a transaction is not orderly. This additional guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company concluded that the adoption of these provisions of ASC 820 as of April 1, 2009 had no impact on its financial position, cash flows or results of operations.

In November 2008, the Emerging Issues Task Force reached consensus on guidance about accounting for defensive intangible assets that is included in ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”). A defensive intangible asset is an acquired intangible asset where the acquirer has no intention of using, or intends to discontinue use of, the intangible asset, but holds it to prevent competitors from obtaining any benefit from it. The acquired defensive asset will be treated as a separate unit of accounting and the useful life assigned will be based on the period during which the asset would diminish in value. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In June 2008, the FASB issued guidance related to the computation of earnings per share amounts that is included in ASC Topic 260, Earnings Per Share (“ASC 260”). ASC 260 stipulates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. This guidance is effective for fiscal years beginning after December 31, 2008. The Company concluded that the adoption of these provisions ASC 260 did not have a material impact on its reported basic and diluted earnings per share amounts.

In April 2008, the FASB issued guidance related to determining the useful life of intangible assets that is included in ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”). This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. More specifically, this guidance removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. These provisions also require expanded disclosure related to the determination of intangible asset useful lives. These provisions are effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

In March 2008, the FASB issued guidance included in ASC Topic 815, Derivatives and Hedging (“ASC 815”). This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. These provisions are effective for fiscal years beginning after November 15, 2008. As of September 30, 2009, we have not entered into any derivative transactions.

In December 2007, the FASB issued guidance included in ASC Topic 810, Consolidation (“ASC 810”). This guidance requires (1) non-controlling (minority) interests be reported as a component of stockholders’ equity; (2) net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations; (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; (4) any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (5) sufficient disclosures be provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. These provisions of ASC 810 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of these provisions did not have any impact on the Company’s financial position, cash flows or results of operations as we have no minority interests.

In December 2007, the FASB issued guidance included in ASC Topic 805, Business Combinations (“ASC 805”). This guidance significantly changes the accounting for business combinations. ASC 805 requires an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. This guidance changes the accounting treatment for certain specific acquisition-related items including: (1) expensing acquisition-related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date of a controlling interest; and (3) expensing restructuring costs associated with an acquired business. The guidance also enumerated a substantial number of new disclosure requirements. These provisions of ASC 805 are to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. These provisions will have an impact on our accounting for any future business combinations.

In February 2007, the FASB issued guidance included in ASC Topic 825, Financial Instruments (“ASC 825”). This guidance permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. These provisions of ASC 825 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted these provisions of ASC 825 on January 1, 2008, and have elected not to measure any of our current eligible financial assets or liabilities at fair value.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. STOCK-BASED COMPENSATION

Radiant has adopted equity incentive plans that provide for the grant of incentive and non-qualified stock options and restricted stock awards to directors, officers and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. In addition, Radiant provides employees stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). The ESPP permits employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. Based on these terms, the ESPP will not result in any future stock compensation expense. The Company has authorized approximately 18.2 million shares for awards of stock options and restricted stock, of which approximately 1.1 million shares are available for future grants as of September 30, 2009.

The Company accounts for equity-based compensation in accordance with FASB ASC Topic 718, Compensation–Stock Compensation (“ASC 718”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options and restricted stock awards, based on the fair market value of the award as of the grant date. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The non-cash stock-based compensation expense from stock options and restricted stock awards was included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenues - systems	$28	$20	$105	$65
Cost of revenues - maintenance, subscription and transaction services	19	20	62	53
Cost of revenues - professional services	66	70	227	182
Product development	56	94	177	270
Sales and marketing	154	186	583	536
General and administrative	643	833	2,402	2,337

Total non-cash stock-based compensation expense	$966	$1,223	$3,556	$3,443
Estimated income tax benefit	(354)	(454)	(1,274)	(1,261)

Total non-cash stock-based compensation expense, net of tax benefit	$612	$769	$2,282	$2,182

Impact on diluted net income per share	$0.02	$0.02	$0.07	$0.06

The Company capitalized approximately $8,000 and $16,000 in stock-based compensation cost related to product development for the three-month periods ended September 30, 2009 and 2008, respectively. The Company capitalized approximately $28,000 and $41,000 in stock-based compensation cost related to product development for the nine-month periods ended September 30, 2009 and 2008, respectively.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Options

The exercise price of each stock option equals the market price of Radiant’s common stock on the date of grant. Most options are scheduled to vest equally over a three or four-year period or when certain stock performance requirements are met. These stock performance requirements include a provision that allows for early vesting if certain stock price targets are met. The Company recognizes stock-based compensation expense using the graded vesting attribution method. Outstanding options expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions used in the model for the three and nine-month periods ended September 30, 2009 and 2008 are outlined in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected volatility	70%	52%	69% - 70%	50% - 52%
Expected life (in years)	3-4	3-4	3-4	3-4
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	1.9%	2.6%	1.6% - 2.2%	2.1% - 3.3%

The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods. The risk-free interest rate is based on the U.S. Treasury yield curve at the grant date, using a remaining term equal to the expected life of the option. The total expense to be recorded in future periods will depend on several variables, including the number of stock-based awards that vest, pre-vesting cancellations and the fair value of those vested awards.

A summary of the changes in stock options outstanding under our stock-based compensation plans during the nine months ended September 30, 2009 is presented below:

(in thousands, except per share data)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	6,359	$10.66	3.25	$—
Granted	515	$3.37
Exercised	(174)	$5.02
Forfeited or cancelled	(246)	$8.59

Outstanding at September 30, 2009	6,454	$10.31	3.28	$16,303

Vested or expected to vest at September 30, 2009	6,380	$10.34	3.26	$15,993
Exercisable at September 30, 2009	4,677	$11.19	2.80	$9,405

The weighted average grant-date fair value of options granted during the three-month periods ended September 30, 2009 and 2008 were $5.17 and $3.87, respectively. The weighted average grant-date fair value of options granted during the nine-month periods ended September 30, 2009 and 2008 were $1.69 and $5.41, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the three-month periods ended September 30, 2009 and 2008, was $0.9 million and $0.1 million, respectively, and $1.0 million and $1.5 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The total fair value of options that vested during the three-month periods ended September 30, 2009 and 2008, was approximately $0.2 million. The total fair value of options that vested during the nine-month periods ended September 30, 2009 and 2008, was approximately $3.2 million and $2.5 million, respectively. There were unvested options outstanding to purchase approximately 1.8 million shares as of September 30, 2009 and 2008 with a weighted-average grant-date fair value of $3.40 and $4.67, respectively. Of the 1.8 million shares that were unvested at September 30, 2009 and 2008, there were 0.3 million shares and 0.1 million shares, respectively, that had a vesting period based on stock performance requirements. The unvested shares had a total unrecognized compensation expense as of September 30, 2009 and 2008 equal to approximately $2.0 million and $4.0 million, respectively, net of estimated forfeitures, which will be recognized over the weighted average periods of 0.9 years and 1.2 years, respectively. The Company recognized stock-based compensation expense related to employee and director stock options equal to approximately $0.6 million and $0.9 million for the three months ended September 30, 2009 and 2008, respectively, and $2.3 million and $2.7 million for the nine months ended September 30, 2009 and 2008, respectively. Cash received from stock options exercised was approximately $0.8 million and $0.1 million during the three-month periods ending September 30, 2009 and 2008, respectively, and $0.9 million and $1.6 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Restricted Stock Awards

The Company awarded approximately 0.4 million shares and 0.3 million shares of restricted stock to employees under the Amended and Restated 2005 Long-Term Incentive Plan during the nine months ended September 30, 2009 and 2008, respectively. These restricted stock awards vest at various terms over a three-year period from the date of grant. The weighted average grant-date fair value of restricted stock awards at September 30, 2009 and 2008 was $3.35 and $13.79 per share, respectively. The Company recognized stock-based compensation expense related to restricted stock awards equal to approximately $0.4 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively and $1.3 million and $0.7 million for the nine months ended September 30, 2009 and 2008, respectively. The unvested restricted stock awards had a total unrecognized compensation expense as of September 30, 2009 and 2008 equal to approximately $2.5 million and $3.0 million, respectively, which will be recognized over the weighted average periods of 2.0 and 2.3 years, respectively.

3. ACQUISITIONS

Each of the acquisitions discussed below was accounted for using the purchase method of accounting as required by FASB ASC Topic 805, Business Combinations (“ASC 805”). Management has concluded that the acquisitions of Orderman, Jadeon and Hospitality EPoS are not considered material acquisitions under the provisions of ASC 805.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Acquisition of Jadeon

On May 1, 2008, Radiant acquired substantially all of the assets of Jadeon, Inc. (“Jadeon”), a wholly-owned subsidiary of Innuity, Inc. and one of the Company’s resellers in California. Headquartered in Irvine, just outside Los Angeles, Jadeon had been delivering and supporting Radiant’s hospitality point-of-sale solutions since 2001. The total purchase price was approximately $7.3 million. The operations of the Jadeon business have been included in the Company’s consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

In accordance with FASB ASC Topic 350, Intangibles–Goodwill and Other (“ASC 350”), the Company evaluates the carrying value of goodwill as of January 1 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

The Company’s annual evaluations of the carrying value of goodwill, completed on January 1, 2009 and 2008 in accordance with ASC 350, resulted in no impairment losses. Changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows (in thousands):

	Hospitality	Retail	Total
BALANCE, December 31, 2008	$91,522	$23,707	$115,229
Purchase price adjustments related to Orderman, Hospitality EPoS and Jadeon (see Note 3)	(240)	—	(240)
Currency translation adjustments related to acquisitions	8,220	913	9,133

BALANCE, September 30, 2009	$99,502	$24,620	$124,122

Intangible Assets

A summary of the Company’s intangible assets as of September 30, 2009 and December 31, 2008 is as follows (in thousands):

	Weighted Average Amortization Lives	September 30, 2009		December 31, 2008
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core and developed technology – Hospitality	3.8 years	$25,869	$(15,368)	$25,021	$(13,691)
Reseller network – Hospitality	12.4 years	19,868	(5,090)	18,906	(3,775)
Direct sales channel – Hospitality	10 years	3,600	(2,055)	3,600	(1,785)
Covenants not to compete – Hospitality	4 years	1,750	(1,641)	1,750	(1,600)
Trademarks and tradenames – Hospitality	Indefinite	8,027	—	6,928	—
Trademarks and tradenames – Hospitality	5 years	300	(239)	300	(194)
Customer list and contracts – Hospitality	7.7 years	13,737	(4,014)	12,782	(2,274)
Backlog – Hospitality	2 months	92	(92)	92	(92)
Core and developed technology – Retail	4 years	3,800	(3,563)	3,800	(2,850)
Reseller network – Retail	6 years	5,200	(3,250)	5,200	(2,600)
Subscription sales – Retail	4 years	1,400	(1,313)	1,400	(1,050)
Trademarks and tradenames – Retail	6 years	700	(438)	700	(350)
Other	7.8 years	2,020	(785)	2,021	(611)

Total intangible assets		$86,363	$(37,848)	$82,500	$(30,872)

Approximate amortization expense, assuming no future acquisitions, dispositions or impairments of intangible assets, for the following 12-month periods subsequent to September 30, 2009 is listed below (in thousands):

12-month period ended September 30,
2010	$9,294
2011	8,247
2012	5,666
2013	4,634
2014	4,173
Thereafter	8,474

$40,488

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the Company’s accounts receivable as of September 30, 2009 and December 31, 2008 is as follows (in thousands):

	September 30, 2009	December 31, 2008
Trade receivables billed	$40,714	$47,047
Trade receivables unbilled	4,920	1,347

	45,634	48,394
Less allowance for doubtful accounts	(3,978)	(4,370)

	$41,656	$44,024

The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of customers to make required payments. Estimates are developed by using standard quantitative measures based on customer payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Bad debt expense totaled less than $0.1 million and approximately $0.9 million for the three-month periods ended September 30, 2009 and 2008, respectively, and totaled approximately $0.5 million and $1.5 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

6. INVENTORY

Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventory as of September 30, 2009 and December 31, 2008 is as follows (in thousands):

	September 30, 2009	December 31, 2008
Raw materials, net of reserves for obsolescence equal to $1.3 million and $1.1 million, respectively	$16,725	$17,454
Work in process	420	816
Finished goods, net of reserves for obsolescence equal to $4.8 million and $5.9 million, respectively	12,724	13,568

	$29,869	$31,838

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

7. DEBT

Prior to January 2008, the Company had a senior secured credit facility with Wells Fargo Foothill, Inc. (the “WFF Credit Agreement”). The WFF Credit Agreement provided for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $31 million. The revolving loan amount available to the Company was derived from a monthly borrowing base calculation using the Company’s various accounts receivable balances. The amount derived from this borrowing base calculation was further reduced by the total amount of letters of credit outstanding. Loans under the WFF Credit Agreement bore interest, at the Company’s option, at either the London Interbank Offering Rate (“LIBOR”) plus two and one half percent or the prime rate of Wells Fargo Bank, N.A.

The WFF Credit Agreement was scheduled to expire on March 31, 2010. However, it was refinanced on January 2, 2008 upon the execution of the credit agreement with JPMorgan Chase Bank, N.A., as arranger, and JPMorgan Chase Bank, N.A., SunTrust Bank, Bank of America, Guaranty Bank and Wachovia Bank, N.A., as lenders (the “JPM Credit Agreement”). The JPM Credit Agreement and subsequent amendments thereto provide for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. The Company has the right to increase the revolving credit commitment by up to $25 million, subject to the terms and conditions set forth in the JPM Credit Agreement. As of September 30, 2009, aggregate borrowings under this facility totaled $67.0 million, comprised of $45.5 million in revolving loans and $21.5 million in term loan facility borrowings. As of September 30, 2009, revolving loan borrowings available to the Company were equal to $34.5 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.00%, based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00%, based on the Company’s consolidated leverage ratio, as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of the Company’s assets; and limitations on related party transactions. In addition, the JPM Credit Agreement requires the Company to comply with various financial covenants, including maintaining leverage and fixed charge coverage ratios, as defined. The JPM Credit Agreement also contains certain customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due (subject to specified grace periods), breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of September 30, 2009.

In the third quarter of 2008, the Company assumed research and development loans with the Austrian government in the amount of $0.1 million in conjunction with the acquisition of Orderman GmbH, bearing interest at approximately 2.50%, which were repaid in the third quarter of 2009. In the fourth quarter of 2008, the Company entered into an additional research and development loan with the Austrian government in the amount of $0.7 million, bearing interest at approximately 2.50%. As of September 30, 2009, $0.6 million had been drawn on this loan. This loan matures on March 31, 2013.

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

The following is a summary of long-term debt and the related balances as of September 30, 2009 and December 31, 2008 (in thousands):

Description of Debt	September 30, 2009	December 31, 2008
Revolving credit loan under the JPM Credit Agreement bearing interest at LIBOR/prime rate plus the applicable margin, as defined (2.11% as of September 30, 2009), maturing on January 2, 2013	$45,500	$72,000
Term loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined (2.06% as of September 30, 2009), maturing on January 2, 2013	21,500	26,000
Research and development loans from the Austrian government bearing interest at approximately 2.50%, maturing on various dates through December 31, 2013	637	466

	$67,637	$98,466

Approximate maturities of notes payable for the following 12-month periods subsequent to September 30, 2009 are listed below (in thousands):

12-month period ended September 30,
2010	$6,000
2011	6,000
2012	7,500
2013	48,137
2014	—

$67,637

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8. OTHER INCOME AND CHARGES

Write-off of Third-Party Software Licenses

During the first quarter of 2009, the Company determined that it would not use certain third-party software licenses and recorded a write-off charge of $0.5 million as a result.

Severance and Restructuring Charge

During the first quarter of 2009, the Company recorded a charge of $0.7 million related to severance costs and restructuring of the organization. This charge resulted from efforts to align the Company’s cost structure with its revenues in light of the severe economic downturn that began in the second half of 2008.

Sale of Building

During the first quarter of 2009, the Company sold a building for cash proceeds of approximately $0.2 million. A net gain of approximately $0.1 million was recognized as a result of this transaction.

Lease Restructuring Charges – Brookside II Building, Alpharetta, Georgia

During the third quarter of 2008, the Company amended a sublease agreement for certain facilities located in Alpharetta, Georgia, in order to reduce future operating costs. In accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”), the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments at the amendment date less the estimated sublease rentals that could reasonably be obtained from the property. The restructuring charges were not attributable to any of the Company’s reportable segments.

This amendment resulted in a restructuring charge of approximately $0.9 million in the third quarter of 2008, which consisted of $0.3 million for construction allowance and $0.6 million of lease restructuring reserves associated with the amendment to the sublease. As of September 30, 2009, approximately $0.5 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the first quarter of 2013 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2008	$847	$401	$1,248

Construction allowance payments	(625)	—	(625)
Payments charged against restructuring reserve	(29)	(129)	(158)

Balance, September 30, 2009	$193	$272	$465

Lease Restructuring Charges – Alexander Building, Alpharetta, Georgia

During the third quarter of 2005, the Company decided to consolidate certain facilities located in Alpharetta, Georgia, in order to reduce future operating costs. This resulted in the abandonment of one facility, which formerly housed the Company’s customer support call center. The restructuring charges were not attributable to any of the Company’s reportable segments. In accordance with ASC 420, the Company recorded a lease restructuring charge based on the fair value of the remaining lease payments at the abandonment date less the estimated sublease rentals that could reasonably be obtained from the property.

This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. As of September 30, 2009, approximately $0.2 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the fourth quarter of 2010 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2008	$182	$154	$336

Payments charged against restructuring reserve	(2)	(115)	(117)

Balance, September 30, 2009	$180	$39	$219

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

Forward Exchange Contracts

The Company records derivatives, namely foreign exchange contracts, on the balance sheet at fair value. The gains or losses on foreign currency forward contracts are recorded in the accompanying consolidated statements of operations. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments. The Company recognized a gain during the second quarter of 2008 of approximately $0.5 million related to a forward exchange contract in conjunction with the acquisition of Orderman. The Company recognized a gain during the first quarter of 2008 of approximately $0.3 million related to a foreign exchange contract in conjunction with the acquisition of Quest.

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

A summary of the key measures for the Company’s operating segments is as follows (in thousands):

	For the three months ended September 30, 2009
	Hospitality	Retail	Other	Total
Revenues	$53,474	$16,730	$736	$70,940
Amortization of intangible assets	1,691	631	58	2,380
Product development	3,691	1,106	—	4,797
Net income before allocation of central costs	8,234	3,766	—	12,000
Goodwill	99,502	24,620	—	124,122
Other identifiable assets	103,209	19,365	616	123,190

	For the three months ended September 30, 2008
	Hospitality	Retail	Other	Total
Revenues	$63,693	$17,579	$1,082	$82,354
Amortization of intangible assets	1,800	571	6	2,377
Product development	4,246	1,151	—	5,397
Net income before allocation of central costs	11,210	2,027	—	13,237
Goodwill – as of December 31, 2008	91,522	23,707	—	115,229
Other identifiable assets – as of December 31, 2008	105,666	23,729	1,340	130,735

	For the nine months ended September 30, 2009
	Hospitality	Retail	Other	Total
Revenues	$159,170	$48,628	$1,877	$209,675
Amortization of intangible assets	4,903	1,891	175	6,969
Product development	10,512	2,919	—	13,431
Net income before allocation of central costs	27,742	10,938	81	38,761

	For the nine months ended September 30, 2008
	Hospitality	Retail	Other	Total
Revenues	$169,788	$53,965	$2,532	$226,285
Amortization of intangible assets	3,753	1,713	15	5,481
Product development	12,128	3,448	—	15,576
Net income before allocation of central costs	32,379	6,522	—	38,901

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The reconciliation of product development expense from reportable segments to total product development expense for the three and nine-month periods ended September 30, 2009 and 2008 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Product development expense for reportable segments	$4,797	$5,397	$13,431	$15,576
Indirect product development expense, unallocated	1,114	1,085	3,193	2,655

Product development expense	$5,911	$6,482	$16,624	$18,231

The reconciliation of net income from reportable segments to total net income for the three and nine-month periods ended September 30, 2009 and 2008 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Net income before allocation of central costs	$12,000	$13,237	$38,761	$38,901
Central corporate expense, unallocated	(8,579)	(11,592)	(31,133)	(29,791)

Net income	$3,421	$1,645	$7,628	$9,110

The reconciliation of other identifiable assets to total assets as of September 30, 2009 and December 31, 2008 is as follows (in thousands):

	Balance at
	September 30, 2009	December 31, 2008
Other identifiable assets for reportable segments	$123,190	$130,735
Goodwill for reportable segments	124,122	115,229
Central corporate assets, unallocated	61,308	57,578

Total assets	$308,620	$303,542

Revenues and costs not associated with the Company’s Hospitality and Retail segments are associated with hardware sales outside the Company’s segments.

The Company distributes its technology both within the United States of America and internationally. Revenues derived from within the United States of America were approximately $61.1 million and $70.6 million for the three-month periods ended September 30, 2009 and 2008, respectively, and approximately $179.5 million and $196.7 million for the nine-month periods ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the Company had international offices in Australia, Austria, China, Czech Republic, Singapore, Spain and the United Kingdom and representation in Africa, the Americas, Asia, Asia Pacific (including Australia), Europe and the Middle East. Geographic revenue information is based on the location of the selling entity. Revenues derived from international sources were approximately $9.8 million and $11.7 million for the three-month periods ended September 30, 2009 and 2008, respectively, and approximately $30.1 million and $29.6 million for the nine-month periods ended September 30, 2009 and 2008, respectively. At September 30, 2009 and December 31, 2008, the Company had international identifiable assets, including goodwill, of approximately $119.2 million and $107.7 million, respectively, of which approximately $94.9 million and $82.0 million, respectively, are long-lived assets.

The segment reporting data presented above may not reflect actual performance and actual asset balances had each segment been a stand-alone entity. Furthermore, the segment information may not be indicative of future performance.

10. INCOME TAX

The Company adopted guidance issued by the FASB related to accounting for uncertainty in income taxes on January 1, 2007. This guidance, included in ASC Topic 740, Income Taxes, prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions, for financial statement purposes. The guidance also requires expanded disclosure with respect to the uncertainty in income taxes. During the nine months ended September 30, 2009, the reserve for uncertainty in income taxes was decreased by approximately $0.1 million, which resulted in a decrease to income tax expense.

Consistent with the Company’s continuing practice, interest and/or penalties related to income tax matters are recorded as part of income tax expense. The Company has accrued less than $0.1 million of interest and penalties associated with uncertain tax positions for the nine months ended September 30, 2009.

11. RELATED PARTY TRANSACTIONS

None

12. SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 6, 2009, the date our condensed consolidated financial statements were issued. No matters were identified that would materially impact our condensed consolidated financial statements or require disclosure in accordance with ASC 855.

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

The Company manages its business in two reportable segments: (i) Hospitality (which includes our Entertainment business and the recently acquired businesses of Orderman, Jadeon, Hospitality EPoS and Quest Retail Technology) and (ii) Retail (which is comprised of our Petroleum and Convenience Retail and Specialty Retail businesses). Each segment focuses on delivering site management systems, including point-of-sale, self-service kiosk, and back-office systems, designed specifically for each of the core vertical markets.

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

Acquisition of Jadeon

On May 1, 2008, Radiant acquired substantially all of the assets of Jadeon, Inc. (“Jadeon”), a wholly-owned subsidiary of Innuity, Inc. and one of the Company’s resellers in California. Headquartered in Irvine, just outside Los Angeles, Jadeon had been delivering and supporting Radiant’s hospitality point-of-sale solutions since 2001. The acquisition enables Radiant to strengthen its service capabilities and relationships with key accounts and serves as a platform for Radiant to strengthen its West coast market presence, specifically in the Los Angeles and San Francisco markets, allowing better penetration in the largest market in North America. The total purchase price was approximately $7.3 million. The operations of the Jadeon business have been included in our consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality segment.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008 and June 30, 2009 and the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Systems – The Company has historically derived the majority of its revenues from sales and licensing fees for its point-of-sale hardware and software, site management software solutions and peripherals. System sales during the third quarter of 2009 were approximately $29.6 million. This is a decrease of $13.0 million, or 31%, from the same period in 2008 and a decrease of $0.2 million, or 1%, from the second quarter of 2009. System sales during the nine-month period ended September 30, 2009 were $86.5 million compared to $120.3 million for the same period in 2008, a decrease of 28%. The decreases from 2008 are primarily attributable to the global economic downturn which has slowed new site openings and reduced capital spending from existing customers. We expect systems revenues to remain lower than 2008 results until economic conditions improve.

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

Revenues from maintenance, subscription and transaction services during the third quarter of 2009 were approximately $33.5 million. This is an increase of $4.0 million, or 14%, from the same period in 2008 and an increase of $1.4 million, or 4%, from the second quarter of 2009. Revenues from maintenance, subscription and transaction services during the nine-month period ended September 30, 2009 were $96.8 million compared to $78.2 million for the same period in 2008, an increase of 24%. These increases are primarily due to the additional revenues resulting from our electronic payment processing business but are also attributable to the additional revenues resulting from our acquisitions in 2008, the additional revenues generated in both software and hardware support and maintenance resulting from increased systems sales in 2008 (which added to our site base for recurring revenue) and continued penetration of our hosted solution products. These revenues are recurring in nature and we expect to see continued growth in this revenue stream despite the economic conditions that currently exist.

Professional services – The Company also derives revenues from professional services such as consulting, training, custom software development and system installations. Revenues from professional services during the third quarter of 2009 were approximately $7.8 million. This is a decrease of $2.4 million, or 24%, from the same period in 2008 and a decrease of $1.4 million, or 15%, from the second quarter of 2009. Revenues from professional services during the nine-month period ended September 30, 2009 were $26.4 million compared to $27.8 million for the same period in 2008, a decrease of 5%. The year-over-year decreases are primarily attributable to a decrease in installations revenues, which have declined in direct correlation with the decrease in systems sales previously discussed. The decrease from the second quarter of 2009 is primarily due to one-time consulting arrangements which were not repeated in the third quarter.

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

In the third quarter of 2009, systems gross profit decreased by $6.2 million, or 31%, as compared to the same period in 2008, and decreased by $1.1 million, or 7%, as compared to the second quarter of 2009. In the third quarter of 2009, the gross profit percentage of 46% was consistent as compared to the same period in 2008 but decreased from the second quarter of 2009 by three percentage points. The decrease in the gross profit percentage from the second quarter is primarily due to hardware product mix. For the nine-month period ended September 30, 2009 as compared to the same period in 2008, systems gross profit decreased by approximately $15.9 million, or 28%, while the gross profit percentage of 48% was consistent as compared to the same period in 2008.

Maintenance, subscription and transaction services gross profit – Cost of maintenance, subscription and transaction services consists primarily of personnel and other costs to provide support and maintenance services, hosting services and credit card transaction services.

In the third quarter of 2009, the gross profit on maintenance, subscription and transaction services increased by approximately $5.0 million, or 41%, as compared to the same period in 2008 and increased by $0.7 million, or 4%, as compared to the second quarter of 2009. The gross profit percentage increased by ten percentage points to 51% in the third quarter of 2009 as compared to the same period in 2008, and was consistent as compared to the second quarter of 2009. For the nine-month period ended September 30, 2009, the gross profit on maintenance, subscription and transaction services increased by approximately $16.4 million, or 50%, as compared to the same period in 2008, while the gross profit percentage increased by nine percentage points to 51%. The year-over-year increases in the gross profit percentage are primarily due to the launch of our payment services business (described earlier) and the removal of capacity in the Company through headcount reductions made in the first quarter of 2009 and the fourth quarter of 2008.

Professional services gross profit – Cost of professional services consists primarily of personnel costs for consulting, training, custom software development and installation services. The gross profit on professional services for the third quarter of 2009 decreased by approximately $0.5 million, or 17%, as compared to the same period in 2008, and by $0.9 million, or 26%, as compared to the second quarter of 2009. The gross profit percentage increased by three percentage points to 32% in the third quarter of 2009 as compared to the same period in 2008, and decreased by five percentage points as compared to the second quarter of 2009. For the nine-month period ended September 30, 2009, the gross profit on professional services increased by approximately $1.4 million, or 18%, as compared to the same period in 2008, while the gross profit percentage increased by seven percentage points to 34%. The year-over-year increases in the gross profit percentage are the result of the removal of capacity in the Company through headcount reductions previously mentioned and a continued focus on improving margins within our professional services through better utilization of personnel, including temporary and contract employees. The decrease in the gross profit percentage from the second quarter of 2009 is primarily due to a reduction in consulting revenues where the associated costs are essentially fixed.

Segment revenues – During the third quarter of 2009, total revenues in the Hospitality business segment were $53.5 million. This is a decrease of $10.2 million, or 16%, compared to the same period in 2008 and a decrease of $0.8 million, or 2%, as compared to the second quarter of 2009. For the nine months ended September 30, 2009, total revenues in the Hospitality business segment decreased by approximately $10.6 million, or 6%, as compared to the same period in 2008. The year-over-year decreases are primarily due to the economic downturn, which has negatively impacted systems revenues. The nine month year-over-year decrease was partially offset by additional revenues resulting from the acquisitions of Orderman, Hospitality EPoS and Jadeon, which occurred subsequent to the first quarter of 2008. The decrease from the second quarter of 2009 was primarily attributable to a reduction in systems sales due to seasonality within the European market. This decrease was partially offset by increased systems sales within our channel business.

During the third quarter of 2009, total revenues in the Retail business segment were $16.7 million. This is a decrease of $0.9 million, or 5%, as compared to the same period in 2008 and an increase of $0.4 million, or 3%, as compared to the second quarter of 2009. For the nine months ended September 30, 2009, total revenues in the Retail business segment decreased by approximately $5.3 million, or 10%, as compared to the same period in 2008. The year-over-year decreases are primarily attributable to economic factors that have resulted in a decrease in demand by convenience store operators. The increase over the second quarter of 2009 is mainly attributable to an increase in our channel business.

Segment net income before allocation of central costs – The Company measures segment profit based on net income before the allocation of certain central costs. During the third quarter of 2009, total net income before allocation of central costs in the Hospitality business segment decreased by $3.0 million, or 27%, compared to the same period in 2008 and decreased by $2.3 million, or 22%, as compared to the second quarter of 2009. For the nine months ended September 30, 2009, total net income before the allocation of central costs in the Hospitality business segment decreased by approximately $4.6 million, or 14%, as compared to the same period in 2008. The year-over-year decreases are primarily due to the overall decline in revenues due to the economic downturn, which is exacerbated by the additional cost structure assumed from the acquisitions we made in 2008. The decrease from the second quarter of 2009 is primarily due to a reduction in one-time consulting profits within our direct customer business that were not repeated in the third quarter and a decrease in systems profits resulting from reduced systems sales due to seasonality within the European market.

During the third quarter of 2009, total net income before allocation of central costs in the Retail business segment increased by approximately $1.7 million, or 86%, as compared to the same period in 2008 and was flat compared to the second quarter of 2009. For the nine months ended September 30, 2009, total net income before the allocation of central costs in the Retail business segment increased by approximately $4.4 million, or 68%, as compared to the same period in 2008. The year-over-year increases are due primarily to a more efficient cost structure resulting from the headcount reductions which took place in the first quarter of 2009 and the fourth quarter of 2008 and an increase in sales in the second and third quarters through our channel partners.

Total operating expenses – The Company’s total operating expenses decreased by approximately $4.0 million, or 13%, during the third quarter of 2009 as compared to the same period in 2008, decreased by approximately $1.3 million, or 4%, as compared to the second quarter of 2009, and increased by approximately $5.9 million, or 7%, for the nine months ended September 30, 2009 as compared to the same period in 2008, due to the following:

•

Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues, which are included in costs of maintenance, subscription and transaction services. Product development expenses decreased during the third quarter of 2009 by approximately $0.6 million, or 9%, as compared to the same period in 2008, increased by $0.4 million, or 7%, as compared to the second quarter of 2009, and decreased by $1.6 million, or 9%, during the nine months ended September 30, 2009 as compared to the same period in 2008. The year-over-year decreases are primarily the result of headcount reductions which occurred in the first quarter of 2009 and the fourth quarter of 2008 to adjust our cost structure during the economic downturn. The increase from the second quarter is due to normal fluctuations among maintenance, custom development, capitalized software projects and product development. Product development expenses as a percentage of revenues remained constant at 8% for the three and nine-month periods ended September 30, 2009 and 2008 and the second quarter of 2009.

•

Sales and marketing expenses – Sales and marketing expenses during the third quarter of 2009 were consistent as compared to the same period in 2008, decreased by $0.2 million, or 2%, as compared to the second quarter of 2009, and increased by $4.3 million, or 16%, during the nine months ended September 30, 2009 as compared to the same period in 2008. The nine month year-over-year increase is primarily related to incremental sales and marketing expenses resulting from our acquisitions during 2008. The slight decrease from the second quarter is primarily due to a reduction in trade show expense and advertising costs. Sales and marketing expenses as a percentage of revenues were 15% for the third quarter of 2009 as compared to 13% for the same period in 2008, 15% for the second quarter of 2009, and 15% for the nine months ended September 30, 2009 as compared to 12% for the same period in 2008.

•

Depreciation and amortization expenses – Depreciation and amortization expenses decreased during the third quarter of 2009 by approximately $0.1 million, or 3%, as compared to the same period of 2008, were flat as compared to the second quarter of 2009, and increased by approximately $1.7 million, or 19%, during the nine months ended September 30, 2009 as compared to the same period in 2008. The three month year-over-year decrease is due to lower depreciation expense resulting from reduced capital spending during the economic downturn. The nine month year-over-year increase is directly related to the amortization of certain intangible assets related to the acquisitions of Orderman, Hospitality EPoS and Jadeon. Depreciation and amortization expenses as a percentage of revenues were 5% for the third quarter of 2009 as compared to 4% for the same period in 2008, 5% for the second quarter of 2009, and 5% for the nine-month period ended September 30, 2009 as compared to 4% for the same period in 2008.

•

General and administrative expenses – General and administrative expenses decreased during the third quarter of 2009 by approximately $1.2 million, or 14%, as compared to the same period in 2008, decreased by $1.4 million, or 15%, as compared to the second quarter of 2009, and increased by $2.0 million, or 8%, during the nine months ended September 30, 2009 as compared to the same period in 2008. The three month year-over-year decrease is primarily the result of headcount reductions that occurred in the first quarter of 2009 and the fourth quarter of 2008 to adjust our cost structure during the economic downturn. The decrease from the second quarter of 2009 is primarily due to the timing of our bonus expenditures for 2009 and the increase in our health insurance accruals that occurred in the second quarter and were not repeated in the third quarter. The nine month year-over-year increase is primarily due to additional overhead expenses resulting from our acquisitions during 2008. General and administrative expenses as a percentage of revenues were 11% for the third quarter of 2009 and the same period in 2008, 13% for the second quarter of 2009, and 12% for the nine months ended September 30, 2009 compared to 11% for the same period in 2008.

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

During the third quarter of 2008, the Company recorded a restructuring charge of $2.1 million related to amending a sublease agreement on a facility in Alpharetta, Georgia, as discussed in Note 8 to the condensed consolidated financial statements.

During the second quarter of 2008, the Company recorded a gain of approximately $0.5 million as a result of entering into a forward exchange contract in conjunction with the acquisition of Orderman, as discussed in Note 8 to the condensed consolidated financial statements.

During the first quarter of 2008, the Company recorded a gain of approximately $0.3 million as a result of entering into a forward exchange contract in conjunction with the acquisition of Quest. This gain was offset by approximately $0.4 million in debt cost write-offs and penalties associated with the early termination of the WFF Credit Agreement as described in Note 7 to the condensed consolidated financial statements.

Interest expense, net – The Company’s interest expense includes interest expense incurred on its long-term debt, revolving line of credit and capital lease obligations. Interest expense decreased by approximately $0.7 million, or 58%, in the third quarter of 2009 as compared to the same period in 2008, decreased by $0.1 million, or 16%, as compared to the second quarter of 2009, and decreased by $1.8 million, or 49%, during the nine months ended September 30, 2009 as compared to the same period in 2008. These decreases are due to continued paydown of the Company’s outstanding indebtedness and a reduction in interest rates. See Note 7 to the condensed consolidated financial statements for additional discussion of the Company’s credit facility.

Income tax provision – The Company’s effective tax rates for the quarters ended September 30, 2009 and 2008 were equal to 35.1% and 27.5%, respectively, inclusive of discrete events. For the nine-month period ended September 30, 2009 as compared to the same period in 2008, the Company’s effective tax rates were 36.2% and 33.0%, respectively, inclusive of discrete events. The year-over-year increases are primarily attributable to a valuation allowance recorded against state attributes.

Liquidity and Capital Resources

Prior to January 2008, the Company had a senior secured credit facility with Wells Fargo Foothill, Inc. (the “WFF Credit Agreement”). The WFF Credit Agreement provided for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $15 million and a term loan facility in an aggregate principal amount of up to $31 million. The revolving loan amount available to the Company was derived from a monthly borrowing base calculation using the Company’s various accounts receivable balances. The amount derived from this borrowing base calculation was further reduced by the total amount of letters of credit outstanding. Loans under the WFF Credit Agreement bore interest, at the Company’s option, at either the London Interbank Offering Rate (“LIBOR”) plus two and one half percent or the prime rate of Wells Fargo Bank, N.A.

The WFF Credit Agreement was scheduled to expire on March 31, 2010. However, it was refinanced on January 2, 2008 upon the execution of the credit agreement with JPMorgan Chase Bank, N.A., as arranger, and JPMorgan Chase Bank, N.A., SunTrust Bank, Bank of America, Guaranty Bank and Wachovia Bank, N.A., as lenders (the “JPM Credit Agreement”). The JPM Credit Agreement and subsequent amendments thereto provide for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. An amendment to the JPM Credit Agreement was signed in July 2008, whereby the Company has the right to increase its revolving credit commitment by up to $25 million, subject to the terms and conditions set forth in the JPM Credit Agreement. As of September 30, 2009, aggregate borrowings under this facility totaled $67.0 million, comprised of $45.5 million in revolving loans and $21.5 million in term loan facility borrowings. As of September 30, 2009, revolving loan borrowings available to the Company were equal to $34.5 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company's option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.00%, based upon the Company's consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00%, based on the Company's consolidated leverage ratio, as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. In addition, the JPM Credit Agreement contains certain financial and non-financial covenants, with which the Company was in compliance as of September 30, 2009. Further explanation of this agreement is presented in Note 7 to the condensed consolidated financial statements.

The Company’s working capital decreased by approximately $12.9 million, or 31%, to $28.7 million at September 30, 2009 as compared to $41.6 million at December 31, 2008. This decrease was primarily attributable to the fact that working capital was utilized to reduce the outstanding balance on the Company’s revolving loan facility (which is included in long-term debt) during the first nine months of 2009. The Company has historically funded its business through cash generated by operations.

Cash provided by operating activities during the nine months ended September 30, 2009 was approximately $36.7 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges, including depreciation, amortization, stock-based compensation expense and other charges. Changes in assets and liabilities increased operating cash flows during the first nine months of 2009, principally due to (i) our continued focus on collections which resulted in a reduction in accounts receivable, (ii) a focus on inventory management which resulted in a decrease in inventories, and (iii) an increase in client deposits and unearned revenue which was a result of collecting calendar year support and maintenance billings, which have been deferred and are being recognized as revenue over the course of 2009. The increase in accrued expenses is due to normal quarterly fluctuations. If near-term demand for the Company’s products weakens, or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

Cash provided by operating activities during the nine months ended September 30, 2008 was approximately $10.7 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges, including depreciation, amortization, stock-based compensation expense and other charges. In addition, the Company received significant amounts of cash for calendar year support and maintenance, which was deferred and was recognized as revenue over the course of 2008. The cash received from support and maintenance was offset by the fact that the Company did not purchase the related receivables of Quest in conjunction with the acquisition completed during the first quarter of 2008 (see Note 3 to the condensed consolidated financial statements). The increase in the Company’s accounts receivable and inventory balances during the first nine months of 2008 was due to normal quarterly fluctuations and the growth of the business as reflected in the year over year revenue increase. The decrease in accounts payable and accrued expenses was due to normal quarterly fluctuations.

Cash used in investing activities during the nine months ended September 30, 2009 was approximately $9.4 million. Approximately $4.2 million was used to invest in property and equipment and $2.0 million related to the purchase of a customer list related to our RPS business. The Company continued to increase its investment in future products by investing $3.3 million in internally developed capitalizable software during the first nine months of 2009. Lastly, the Company recognized cash proceeds of $0.2 million from the sale of a building located in Australia.

Cash used in investing activities during the nine months ended September 30, 2008 was approximately $107.2 million. Approximately $95.4 million was used in the acquisitions of Orderman, Quest, Hospitality EPoS and Jadeon, net of cash acquired (see Note 3 to the condensed consolidated financial statements). In addition, the Company recognized cash proceeds of approximately $1.6 million as a result of the execution of forward exchange contracts in conjunction with the Orderman and Quest acquisitions. Approximately $8.2 million was used to invest in property and equipment, including $4.9 million utilized to improve our infrastructure through the implementation of an upgraded enterprise resource planning system. Lastly, the Company continued to increase its investment in future products by investing $3.0 million in internally developed capitalizable software during the first nine months of 2008.

Cash used in financing activities during the nine months ended September 30, 2009 was approximately $30.3 million. Financing activities included scheduled payments under the JPM Credit Agreement and payments against the revolving loan facility and research and development notes, scheduled payments against the Company’s capital lease obligations and the impact of tax benefits related to stock-based compensation expense. In addition, the Company received cash proceeds from a research and development note, the exercise of stock options by employees and the purchase of shares issued under the Employee Stock Purchase Plan.

Cash provided by financing activities during the nine months ended September 30, 2008 was approximately $81.0 million. Financing activities in the first nine months of 2008 included cash received from borrowings under the JPM Credit Agreement equal to $116.9 million, net of scheduled payments, payments against the revolving loan facility and financing costs. These borrowings were used to fund the acquisitions of Orderman, Quest, Hospitality EPoS and Jadeon (see Note 3 to the condensed consolidated financial statements), repay the outstanding balance of the term loan under the WFF Credit Agreement, and pay various fees associated with the termination of the WFF Credit Agreement. In addition, the Company received cash proceeds from employees for the exercise of stock options, made scheduled payments under the promissory notes related to the MenuLink acquisition, and repaid the entire balance of the promissory note to the previous shareholders of Aloha Technologies, Inc.

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

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2017. Additionally, the Company leases computer equipment under capital lease agreements which expire on various dates through June 2013. Contractual obligations as of September 30, 2009 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital leases	$1,789	$976	$786	$27	$—
Operating leases (1)	25,310	5,300	9,071	5,275	5,664
Other obligations:
Revolving credit facility (JPM Credit Agreement)	45,500	—	—	45,500	—
Term loan facility (JPM Credit Agreement)	21,500	6,000	13,500	2,000	—
Austrian research & development loan	637	—	—	637	—
Estimated interest payments on credit facility and term notes (2)	7,514	2,625	4,415	474	—
Purchase commitments (3)	8,799	8,713	86	—	—

Total contractual obligations	$111,049	$23,614	$27,858	$53,913	$5,664

(1)	This schedule includes the future minimum lease payments related to facilities that are being subleased. The total minimum rentals to be received in the future under subleases as of September 30, 2009 are approximately $1.9 million in less than one year, $3.1 million in one to three years, and $0.5 million in three to five years.
(2)	For purposes of this disclosure, we used the interest rates in effect as of September 30, 2009 to estimate future interest expense. See Note 7 to the condensed consolidated financial statements for further discussion of our debt components and their interest rate terms.
(3)	The Company has entered into certain noncancelable and custom purchase orders for manufacturing supplies to be used in its normal operations. The related supplies are to be delivered at various dates through September 2010.

At September 30, 2009, the Company had a $2.7 million reserve for unrecognized tax benefits, which is not reflected in the table above. Substantially all of this tax reserve is classified in other long-term liabilities and deferred income taxes on the accompanying condensed consolidated balance sheet.

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

Accounting Pronouncements

Recently Issued Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-14 (“ASU 2009-14”), Software (Topic 985): Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force. This ASU establishes that tangible products that contain software that works together with the nonsoftware components of the tangible product to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. These items should be accounted for under other appropriate revenue recognition guidance. We are required to adopt this ASU prospectively for new or materially modified agreements as of January 1, 2011 and concurrently with ASU 2009-13 which is described below. Full retrospective application is optional and early adoption is permitted at the beginning of a fiscal year. We are currently evaluating the impact of this ASU on our financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force. This ASU amends the criteria for separating consideration in multiple-deliverable arrangements, which will, as a result, separate multiple-deliverable arrangements more often than under existing U.S. GAAP. Additionally, this ASU establishes a selling price hierarchy for determining the selling price of a deliverable. The ASU also eliminates the residual method of revenue allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This guidance requires that management determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU significantly expands the disclosures required for multiple-deliverable revenue arrangements with the objective of disclosing judgments related to these arrangements and the effect that the use of the relative selling-price method and changes in those judgments have on the timing and amount of revenue recognition. We are required to adopt this ASU prospectively for new or materially modified agreements as of January 1, 2011 and concurrently with ASU 2009-14 which is described above. Full retrospective application is optional and early adoption is permitted at the beginning of a fiscal year. We are currently evaluating the impact of this ASU on our financial statements.

Recently Adopted Standards

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This ASU establishes that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using the quoted price of an identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or another valuation technique consistent with the principles of Topic 820. We adopted the provisions of ASU 2009-05 as of September 30, 2009, which had no material impact on the Company’s financial position, cash flows or results of operations.

In June 2009, the FASB issued the FASB Accounting Standards CodificationTM (“Codification” or “ASC”) which modifies the GAAP hierarchy by establishing the Codification as the single source of authoritative U.S. GAAP recognized by the FASB applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. The Codification became effective July 1, 2009. The Codification is not intended to change or alter existing GAAP and accordingly, it did not impact the Company’s financial position, cash flows or results of operations. However, historical GAAP references in this quarterly report have been adjusted, and references in future filings will be adjusted to reflect authoritative guidance in the Codification.

In May 2009, the FASB issued guidance included in ASC Topic 855, Subsequent Events (“ASC 855”). The provisions of ASC 855 establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires the disclosure of the date through which subsequent events are evaluated and the basis for that date, that is, whether that date represents the date the financial statements are issued or are available to be issued. The provisions of ASC 855 are effective for interim or annual periods ending on or after June 15, 2009. We adopted the provisions of ASC 855 as of April 1, 2009, which had no impact on the Company’s financial position, cash flows or results of operations.

In September 2006, the FASB issued guidance included in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), and in February 2008, the FASB amended this guidance. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. ASC 820 is applicable to other ASC topics that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. The provisions of ASC 820 are effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of ASC 820 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, has had no material impact on our fair value measurements or our financial statements. In October 2008, the FASB issued additional guidance included in ASC 820 that clarifies the application of fair value measurements in a market that is not active. These provisions of ASC 820 became effective immediately upon issuance, and their adoption did not have any effect on our financial statements. We determine the fair value of our long-lived assets, in accordance with ASC 820, when testing for impairment. ASC 820 was effective for fair value assessments as of January 1, 2009. In April 2009, the FASB issued further guidance included in ASC 820 that provides for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. These provisions also include guidance on identifying circumstances that indicate a transaction is not orderly. This additional guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company concluded that the adoption of these provisions of ASC 820 as of April 1, 2009 had no impact on its financial position, cash flows or results of operations.

In November 2008, the Emerging Issues Task Force reached consensus on guidance about accounting for defensive intangible assets that is included in ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”). A defensive intangible asset is an acquired intangible asset where the acquirer has no intention of using, or intends to discontinue use of, the intangible asset, but holds it to prevent competitors from obtaining any benefit from it. The acquired defensive asset will be treated as a separate unit of accounting and the useful life assigned will be based on the period during which the asset would diminish in value. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

In June 2008, the FASB issued guidance related to the computation of earnings per share amounts that is included in ASC Topic 260, Earnings Per Share (“ASC 260”). ASC 260 stipulates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. This guidance is effective for fiscal years beginning after December 31, 2008. The Company concluded that the adoption of these provisions ASC 260 did not have a material impact on its reported basic and diluted earnings per share amounts.

In April 2008, the FASB issued guidance related to determining the useful life of intangible assets that is included in ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”). This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. More specifically, this guidance removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. These provisions also require expanded disclosure related to the determination of intangible asset useful lives. These provisions are effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

In March 2008, the FASB issued guidance included in ASC Topic 815, Derivatives and Hedging (“ASC 815”). This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. These provisions are effective for fiscal years beginning after November 15, 2008. As of September 30, 2009, we have not entered into any derivative transactions.

In December 2007, the FASB issued guidance included in ASC Topic 810, Consolidation (“ASC 810”). This guidance requires (1) non-controlling (minority) interests be reported as a component of stockholders’ equity; (2) net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations; (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; (4) any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (5) sufficient disclosures be provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. These provisions of ASC 810 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of these provisions did not have any impact on the Company’s financial position, cash flows or results of operations as we have no minority interests.

In December 2007, the FASB issued guidance included in ASC Topic 805, Business Combinations (“ASC 805”). This guidance significantly changes the accounting for business combinations. ASC 805 requires an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. This guidance changes the accounting treatment for certain specific acquisition-related items including: (1) expensing acquisition-related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date of a controlling interest; and (3) expensing restructuring costs associated with an acquired business. The guidance also enumerated a substantial number of new disclosure requirements. These provisions of ASC 805 are to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. These provisions will have an impact on our accounting for any future business combinations.

In February 2007, the FASB issued guidance included in ASC Topic 825, Financial Instruments (“ASC 825”). This guidance permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. These provisions of ASC 825 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted these provisions of ASC 825 on January 1, 2008, and have elected not to measure any of our current eligible financial assets or liabilities at fair value.

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

Interest Rates

The Company’s financial instruments that are subject to market risks are its long-term debt instruments. During the third quarter of 2009, the weighted average interest rate on its long-term debt was approximately 2.9%. A 10% increase in this rate would have impacted interest expense by approximately $54,000 for the three-month period ended September 30, 2009.

Foreign Exchange

As more fully explained in Note 9 to the condensed consolidated financial statements, the Company’s revenues derived from international sources were approximately $9.8 million and $11.7 million for the three-month periods ended September 30, 2009 and 2008, respectively, and approximately $30.1 million and $29.6 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of September 30, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (“2/97 S-1”), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (“6/97 S-1”), (iii) the Registrant’s Form 8-K filed December 17, 2007 (the “December 17, 2007 8-K”), (iv) the Registrant’s Form 8-K filed January 8, 2008 (the “January 8, 2008 8-K”), (v) the Registrant’s Form 8-K filed July 9, 2008 (the “July 9, 2008 8-K”), and (vi) a Registration Statement on Form S-3 for the Registrant, Registration No. 333-162309 (“10/09 S-3”).

Exhibit No.	Description

*2.1	Share Purchase Agreement, dated December 11, 2007, by and among Radiant Systems, Inc., Quest Retail Technology Pty Ltd, and David Brown (December 17, 2007 8-K)

*2.1.1	First Amendment to Share Purchase Agreement, dated as of January 4, 2008, by and among Radiant Systems, Inc., RADS Australia Holdings Pty Ltd, Quest Retail Technology Pty Ltd, and David Brown (January 8, 2008 8-K)

*2.2	Stock Purchase Agreement dated as of July 3, 2008, by and among Radiant Systems GmbH, Orderman GmbH, Alois Eisl, Franz Blatnik, Gottfried Kaiser, and Ing. Willi Katamay (July 9, 2008 8-K)

*3.1	Amended and Restated Articles of Incorporation (6/97 S-1)

*3.2	Amended and Restated Bylaws (2/97 S-1)

*3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Radiant Systems, Inc. (10/09 S-3)

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC

Dated: November 6, 2009	By:	/s/ MARK E. HAIDET
Mark E. Haidet,
Chief Financial Officer
(Duly authorized officer and principal financial officer)