Form 10-Q
period 2010-03-31
RADIANT SYSTEMS INC
filed 2010-05-10
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 4, 2010, there were 33,966,228 shares of the registrant’s no par value common stock outstanding.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information contained in this report is furnished by Radiant Systems, Inc. (“Radiant,” “Company,” “we,” “us,” or “our”). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. The financial information presented herein should be read in conjunction with the financial statements included in the Company’s Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$14,363	$15,521
Accounts receivable, net	54,319	42,515
Inventories	29,405	29,662
Deferred tax assets	6,026	5,690
Other current assets	4,996	4,587

Total current assets	109,109	97,975
Property and equipment, net	24,001	24,923
Software development costs, net	12,218	11,810
Deferred tax assets, non-current	3,147	1,323
Goodwill	107,564	107,819
Intangible assets, net	39,510	42,428
Other long-term assets	2,278	2,319

Total assets	$297,827	$288,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$6,000	$6,000
Accounts payable	15,222	17,724
Accrued liabilities	25,015	23,462
Customer deposits and unearned revenues	26,354	21,157
Current portion of capital lease payments	775	842

Total current liabilities	73,366	69,185
Capital lease payments, net of current portion	423	576
Long-term debt, net of current portion	56,288	56,626
Deferred tax liabilities, non-current	4,817	4,265
Other long-term liabilities	4,559	4,602

Total liabilities	139,453	135,254

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 33,802,547 and 33,239,198 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	168,542	164,769
Accumulated deficit	(6,484)	(9,081)
Accumulated other comprehensive loss	(3,684)	(2,345)

Total shareholders’ equity	158,374	153,343

Total liabilities and shareholders’ equity	$297,827	$288,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2010	2009
Revenues:
Systems	$34,327	$27,046
Maintenance, subscription and transaction services	35,940	31,211
Professional services	9,280	9,346

Total revenues	79,547	67,603
Cost of revenues:
Systems	19,781	14,019
Maintenance, subscription and transaction services	17,612	15,518
Professional services	6,826	6,159

Total cost of revenues	44,219	35,696

Gross profit	35,328	31,907

Operating expenses:
Product development	5,743	5,184
Sales and marketing	11,632	10,581
Depreciation of fixed assets	1,490	1,251
Amortization of intangible assets	2,210	2,250
General and administrative	9,222	9,335
Other charges and income, net (see Note 8)	—	1,153

Total operating expenses	30,297	29,754

Income from operations	5,031	2,153
Interest income	(7)	(24)
Interest expense	392	699
Other income, net	(44)	(34)

Income before taxes	4,690	1,512
Income tax provision	2,093	483

Net income	$2,597	$1,029

Net income per share:
Basic income per share	$0.08	$0.03
Diluted income per share	$0.07	$0.03
Weighted average shares outstanding:
Basic	33,368	32,579
Diluted	34,737	32,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE, December 31, 2009	33,239	$—	$164,769	$(9,081)	$(2,345)	$153,343

Components of comprehensive income:
Net income	—	—	—	2,597	—	2,597
Foreign currency translation adjustment	—	—	—	—	(1,339)	(1,339)

Total comprehensive income (loss)	—	—	—	2,597	(1,339)	1,258
Exercise of employee stock options	355		2,043			2,043
Stock issued under Employee Stock Purchase Plan	4	—	49	—	—	49
Net tax benefits related to stock-based compensation	—	—	572	—	—	572
Restricted stock awards	205	—	560	—	—	560
Stock-based compensation	—	—	549	—	—	549

BALANCE, March 31, 2010	33,803	$—	$168,542	$(6,484)	$(3,684)	$158,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,597	$1,029
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,365	3,930
Provision for deferred income taxes	(1,608)	182
Stock-based compensation expense	1,107	1,510
Other charges and income, net (see Note 8)	—	123
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(11,942)	2,964
Inventories	203	(1,961)
Other assets	(368)	(765)
Accounts payable	(2,016)	(875)
Accrued liabilities	1,737	1,268
Client deposits and unearned revenue	5,224	4,501
Other liabilities	83	(270)

Net cash (used in) provided by operating activities	(618)	11,636
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,294)	(1,299)
Capitalized software development costs	(978)	(1,080)
Purchase of customer list	—	(2,000)
Proceeds from sale of building	—	216
Purchase price adjustment for Hospitality EPoS	—	(97)

Net cash used in investing activities	(2,272)	(4,260)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	2,043	—
Proceeds from shares issued under Employee Stock Purchase Plan	49	43
Tax benefits related to stock-based compensation	572	(174)
Principal payments on capital lease obligations	(220)	(201)
Principal payments on term loan under JPM Credit Agreement	(1,500)	(1,500)
Proceeds from revolving loan under the JPM Credit Agreement	9,700	13,400
Repayments of revolving loan under the JPM Credit Agreement	(8,500)	(22,400)

Net cash provided by (used in) financing activities	2,144	(10,832)

Effect of exchange rate changes on cash and cash equivalents	(412)	(395)

Decrease in cash and cash equivalents	(1,158)	(3,851)
Cash and cash equivalents at beginning of period	15,521	16,450

Cash and cash equivalents at end of period	$14,363	$12,599

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$323	$683
Cash paid for income taxes	$2,500	$1,113

SCHEDULE OF NON-CASH TRANSACTIONS:
Assets acquired under capital leases	$—	$17
Purchases of property and equipment	$3	$21
Purchase of third-party software licenses	$—	$500
Non-cash transactions related to acquisitions:
Purchase price adjustment related to Jadeon	$—	$(108)
Purchase price adjustment related to Hospitality EPoS	$—	$41

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Radiant Systems, Inc., included herein, have been prepared on a basis consistent with the December 31, 2009 audited consolidated financial statements, and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Radiant’s Form 10-K for the year ended December 31, 2009. Radiant’s results of operations for the three months ended March 31, 2010 are not necessarily indicative of future operating results.

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

	Three Months Ended March 31,
	2010	2009
Weighted average common shares outstanding	33,368	32,579
Dilutive effect of outstanding stock options	1,369	—

Weighted average common shares outstanding assuming dilution	34,737	32,579

For the three months ended March 31, 2010 and 2009, options to purchase approximately 2.5 million and 6.4 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were anti-dilutive for the periods then ended.

Comprehensive Income (Loss)

The Company follows FASB ASC Topic 220, Comprehensive Income, (“ASC 220”). ASC 220 establishes the rules for the reporting of comprehensive income and its components. The Company’s comprehensive income (loss) includes net income and foreign currency translation adjustments. Total comprehensive income (loss) for the three months ended March 31, 2010 and 2009 was approximately $1.3 million and $(1.9) million, respectively.

Financing Costs Related to Long-Term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt. The Company incurred financing costs in 2008 related to the credit agreement with JP Morgan Chase Bank, N.A. equal to approximately $1.2 million. The costs were deferred and are being amortized over five years. Amortization of financing costs was $0.1 million in each of the three-month periods ended March 31, 2010 and 2009, respectively.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Fair Value of Financial Instruments

The Company follows the guidance of FASB ASC section 825-10-50 (“ASC 825-10-50”) for disclosures about fair value of its financial instruments. The Company also follows the guidance of FASB ASC section 820-10-35 (“ASC 820-10-35”) to measure the fair value of its financial instruments. ASC 820-10-35 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10-35 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820-10-35 are described below:

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

•

Long-term debt — Term loan – To estimate the fair value of our term loan, which is not quoted on an exchange, the Company used those interest rates that were currently available to it for issuance of debt with similar terms and remaining maturities. At March 31, 2010, the fair value of the $18.5 million principal amount of the term loan under the JPM Credit Agreement was approximately $18.1 million.

•

Long-term debt — Revolving credit loan – To estimate the fair value of our revolving credit facility, which is not quoted on an exchange, the Company used those interest rates currently available to it in conjunction with management’s estimate of the amounts and timing of the repayment of principal amounts and related interest. At March 31, 2010, the fair value of the $43.2 million principal amount of the revolving credit loan under the JPM Credit Agreement was approximately $41.4 million.

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

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. This ASU amends the criteria for separating consideration in multiple-deliverable arrangements, which will, as a result, separate multiple-deliverable arrangements more often than under existing U.S. GAAP. Additionally, this ASU establishes a selling price hierarchy for determining the selling price of a deliverable. The ASU also eliminates the residual method of revenue allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This guidance requires that management determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a stand-alone basis. This ASU significantly expands the disclosures required for multiple-deliverable revenue arrangements with the objective of disclosing judgments related to these arrangements and the effect that the use of the relative selling-price method and changes in those judgments have on the timing and amount of revenue recognition. We are required to adopt this ASU prospectively for new or materially modified agreements as of January 1, 2011 and concurrently with ASU 2009-14, which is described above. Full retrospective application is optional and early adoption is permitted at the beginning of a fiscal year. We are currently evaluating the impact of this ASU on our financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. STOCK-BASED COMPENSATION

The Company has adopted equity incentive plans that provide for the grant of incentive and non-qualified stock options and restricted stock awards to directors, officers and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. In addition, the Company provides employees stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). The ESPP permits employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. Based on these terms, the ESPP will not result in any future stock compensation expense. The Company has authorized approximately 18.2 million shares for awards of stock options and restricted stock, of which approximately 0.3 million shares are available for future grants as of March 31, 2010.

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

	Three Months Ended March 31,
	2010	2009
Cost of revenues - systems	$34	$42
Cost of revenues - maintenance, subscription and transaction services	18	24
Cost of revenues - professional services	25	95
Product development	80	69
Sales and marketing	167	264
General and administrative	783	1,016

Total non-cash stock-based compensation expense	1,107	1,510
Estimated income tax benefit	(418)	(512)

Total non-cash stock-based compensation expense, net of tax benefit	$689	$998

Impact on diluted net income per share	$0.02	$0.03

The Company capitalized less than $0.1 million in stock-based compensation cost related to product development in each of the three-month periods ended March 31, 2010 and 2009.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Options

The exercise price of each stock option equals the market price of Radiant’s common stock on the date of grant. Most options are scheduled to vest equally over a three or four-year period or when certain stock performance requirements are met. These stock performance requirements include a provision that allows for early vesting if certain stock price targets are met. The Company recognizes stock-based compensation expense using the graded vesting attribution method. Outstanding options expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions used in the model for the three-month periods ended March 31, 2010 and 2009 are outlined in the following table:

	Three Months Ended March 31,
	2010	2009
Expected volatility	69%	69%
Expected life (in years)	3-4	3-4
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.97%	1.57%

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

A summary of the changes in stock options outstanding under our stock-based compensation plans during the three months ended March 31, 2010 is presented below:

(in thousands, except per share data)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	5,875	$9.37	3.30	$14,656
Granted	530	$13.45
Exercised	(355)	$5.76
Forfeited or cancelled	(8)	$11.91

Outstanding at March 31, 2010	6,042	$9.93	3.39	$27,342

Vested or expected to vest at March 31, 2010	5,954	$9.93	3.35	$26,990
Exercisable at March 31, 2010	4,697	$9.90	2.81	$21,609
Exercisable at December 31, 2009	4,455	$9.51	2.98	$10,278

The weighted average grant-date fair value of options granted during the three-month periods ended March 31, 2010 and 2009 was $7.20 and $1.63, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the three-month period ended March 31, 2010 was $2.3 million. No options were exercised during the three-month period ended March 31, 2009. The total fair value of options that vested during the three-month periods ended March 31, 2010 and 2009 was approximately $2.6 million and $2.1 million, respectively. There were unvested options outstanding to purchase approximately 1.3 million and 2.0 million shares as of March 31, 2010 and 2009, respectively, with a weighted-average grant-date fair value of $4.89 and $3.59, respectively. None of the 1.3 million options that were unvested at March 31, 2010 had a vesting period based on stock performance requirements, and of the 2.0 million shares that were unvested at March 31, 2009, there were 0.3 million options that had a vesting period based on stock performance requirements. The unvested shares have a total unrecognized compensation expense as of March 31, 2010 and 2009 equal to approximately $4.6 million and $3.1 million, respectively, net of estimated forfeitures, which will be recognized over the weighted average periods of 1.5 years and 1.3 years, respectively. The Company recognized stock-based compensation expense related to employee and director stock options equal to approximately $0.5 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively. Cash received from stock options exercised was approximately $2.0 million during the three-month period ending March 31, 2010. No options were exercised during the three-month period ending March 31, 2009.

Restricted Stock Awards

The Company awarded approximately 0.2 million shares and 0.4 million shares of restricted stock to employees under the Amended and Restated 2005 Long-Term Incentive Plan during the three months ended March 31, 2010 and 2009, respectively. These restricted stock awards vest at various dates over a three-year period from the date of grant. The weighted average grant-date fair value of restricted stock awards at March 31, 2010 and 2009 was $13.47 and $3.25 per share, respectively. The Company recognized stock-based compensation expense related to restricted stock awards equal to approximately $0.6 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively. The total fair value of restricted stock awards that vested during the three-month periods ended March 31, 2010 and 2009 was approximately $0.3 million and $0.2 million, respectively. There were unvested restricted stock awards outstanding at March 31, 2010 and 2009 equal to approximately 0.9 million shares and 0.7 million shares, respectively, with a weighted-average grant-date fair value of $8.55 and $6.66, respectively. The unvested restricted stock awards had a total unrecognized compensation expense as of March 31, 2010 and 2009 equal to approximately $4.7 million and $3.4 million, respectively, which will be recognized over the weighted average periods of 1.9 and 2.4 years, respectively. The unvested restricted stock awards outstanding are included in the calculation of common shares outstanding as of March 31, 2010.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. ACQUISITIONS

There were no acquisitions during the periods covered by this report.

4. GOODWILL AND INTANGIBLE ASSETS

In accordance with FASB ASC Topic 350, Intangibles–Goodwill and Other (“ASC 350”), we classify purchased intangibles into three categories: (1) goodwill; (2) finite-lived intangible assets subject to amortization; and (3) indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets are not amortized. As required by ASC 350, these assets are reviewed for impairment on at least an annual basis.

Goodwill

Goodwill is recognized when the consideration paid for a business acquisition exceeds the fair value of the net assets acquired, including tangible and intangible assets. Changes in the carrying amount of goodwill for the three months ended March 31, 2010 are as follows (in thousands):

	Hospitality- Americas	Retail & Entertainment- Americas	International	Total
Gross goodwill	47,770	58,346	24,883	130,999
Accumulated impairment losses	(2,252)	(17,008)	(3,920)	(23,180)

BALANCE, December 31, 2009	$45,518	$41,338	$20,963	$107,819

Currency translation adjustments related to acquisitions	—	604	(859)	(255)

Gross goodwill	47,770	58,950	24,024	130,744
Accumulated impairment losses	(2,252)	(17,008)	(3,920)	(23,180)

BALANCE, March 31, 2010	$45,518	$41,942	$20,104	$107,564

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Intangible Assets

Intangible assets recorded in connection with business acquisitions are stated at their fair value, determined as of the date of acquisition, less accumulated amortization, if applicable. These assets consist of finite-lived and indefinite-lived intangibles, including core and developed technology, customer relationships, noncompete agreements and trademarks and tradenames. Amortization of finite-lived intangible assets is recognized on a straight-line basis over their estimated useful lives. A summary of the Company’s intangible assets as of March 31, 2010 and December 31, 2009 is as follows (in thousands):

	Weighted Average Amortization Lives	March 31, 2010		December 31, 2009
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Hospitality-Americas
Core and developed technology	3.2 years	$12,500	$(12,500)	$12,500	$(12,500)
Reseller network	15.0 years	9,200	(3,808)	9,200	(3,654)
Direct sales channel	10.0 years	3,600	(2,235)	3,600	(2,145)
Covenants not to compete	3.3 years	1,600	(1,579)	1,600	(1,569)
Trademarks and tradenames	Indefinite	1,300	—	1,300	—
Trademarks and tradenames	5.0 years	300	(269)	300	(254)
Customer list and contracts	4.2 years	7,195	(3,575)	7,195	(3,147)

Total Hospitality-Americas		35,695	(23,966)	35,695	(23,269)

Retail & Entertainment-Americas
Core and developed technology	4.5 years	8,018	(5,743)	7,952	(5,540)
Reseller network	10.1 years	9,545	(4,293)	9,437	(4,004)
Subscription sales	4.0 years	1,400	(1,400)	1,400	(1,400)
Covenants not to compete	10.0 years	150	(89)	150	(86)
Trademarks and tradenames	Indefinite	1,235	—	1,200	—
Trademarks and tradenames	6.0 years	700	(496)	700	(467)
Customer list and contracts	9.7 years	4,738	(1,223)	4,719	(1,109)
Backlog	2 months	92	(92)	92	(92)

Total Retail & Entertainment-Americas		25,878	(13,336)	25,650	(12,698)

International
Core and developed technology	4.3 years	8,703	(2,173)	9,148	(1,623)
Reseller network	7.0 years	6,132	(1,591)	6,428	(1,361)
Trademarks and tradenames	Indefinite	1,615	—	1,720	—
Customer list and contracts	10.0 years	1,828	(396)	1,910	(350)

Total International		18,278	(4,160)	19,206	(3,334)

Other intangible assets		2,021	(900)	2,021	(843)

Total intangible assets		$81,872	$(42,362)	$82,572	$(40,144)

The table below summarizes the approximate amortization expense, assuming no future acquisitions, dispositions or impairments of intangible assets, for the following 12-month periods subsequent to March 31, 2010 (in thousands):

2011	$8,717
2012	6,644
2013	5,009
2014	4,211
2015	3,582
Thereafter	7,197

$35,360

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the Company’s accounts receivable as of March 31, 2010 and December 31, 2009 is as follows (in thousands):

	March 31, 2010	December 31, 2009
Trade receivables billed	$51,539	$43,220
Trade receivables unbilled	6,665	3,127

	58,204	46,347
Less allowance for doubtful accounts	(3,885)	(3,832)

	$54,319	$42,515

The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of customers to make required payments. Estimates are developed by using standard quantitative measures based on customer payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Bad debt expense totaled less than $0.1 million and approximately $0.3 million for the three-month periods ended March 31, 2010 and 2009, respectively.

6. INVENTORY

Inventory consists principally of computer hardware and related components, peripherals and software media and is stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventory as of March 31, 2010 and December 31, 2009 is as follows (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$17,485	$14,451
Work in process	274	375
Finished goods	11,646	14,836

	$29,405	$29,662

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

The WFF Credit Agreement was scheduled to expire on March 31, 2010. However, it was refinanced on January 2, 2008 upon the execution of the credit agreement with JPMorgan Chase Bank, N.A., as arranger, and JPMorgan Chase Bank, N.A., SunTrust Bank, Bank of America, BBVA Compass Bank and Wachovia Bank, N.A., as lenders (the “JPM Credit Agreement”). The JPM Credit Agreement and subsequent amendments thereto provide for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. The Company has the right to increase the revolving credit commitment by up to $25 million, subject to the terms and conditions set forth in the JPM Credit Agreement. As of March 31, 2010, aggregate borrowings under this facility totaled $61.7 million, comprised of $43.2 million in revolving loans and $18.5 million in term loan facility borrowings. As of March 31, 2010, revolving loan borrowings available to the Company were equal to $36.8 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.00%, based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00%, based on the Company’s consolidated leverage ratio, as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of the Company’s assets; and limitations on related party transactions. In addition, the JPM Credit Agreement requires the Company to comply with various financial covenants, including maintaining leverage and fixed charge coverage ratios, as defined. The leverage ratio covenant limits the Company’s consolidated indebtedness to a multiple of three times its consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as determined on a pro forma basis over the prior four quarters. The fixed charge coverage ratio requires the Company to maintain the ratio of its consolidated EBITDA as determined on a pro forma basis less capital expenses to its fixed charges (which includes regularly scheduled principal payments, consolidated interest expense, taxes paid or payable in accordance with GAAP, and restricted payments) to at least 1.2 to 1 for periods ending in 2008, 1.3 to 1 for periods ending in 2009, and 1.35 to 1 thereafter. The JPM Credit Agreement also contains certain customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due (subject to specified grace periods), breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of March 31, 2010.

In the third quarter of 2008, the Company assumed research and development loans with the Austrian government in the amount of $0.1 million in conjunction with the acquisition of Orderman, bearing interest at approximately 2.50%, which were repaid in the third quarter of 2009. In the fourth quarter of 2008, the Company entered into an additional research and development loan with the Austrian government in the amount of $0.7 million, bearing interest at approximately 2.50%. As of March 31, 2010, $0.6 million had been drawn on this loan. This loan matures on March 31, 2013.

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

The following is a summary of long-term debt and the related balances as of March 31, 2010 and December 31, 2009 (in thousands):

Description of Debt	March 31, 2010	December 31, 2009
Revolving credit loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined (1.77% as of March 31, 2010) and at the Alternative Base Rate plus the applicable margin, as defined (3.75% as of March 31, 2010), maturing on January 2, 2013	$43,200	$42,000
Term loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined (1.81% as of March 31, 2010), maturing on January 2, 2013	18,500	20,000
Research and development loans from the Austrian government bearing interest at approximately 2.50%, maturing on various dates through December 31, 2013	588	626

Total	62,288	62,626
Less: Current portion of long-term debt	6,000	6,000

Long-term debt, net of current portion	$56,288	$56,626

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Approximate annual maturities of notes payable for the following 12-month periods subsequent to March 31, 2010 are listed below (in thousands):

12-month period ended March 31,
2011	$6,000
2012	6,500
2013	49,788

$62,288

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

This amendment resulted in a restructuring charge of approximately $0.9 million in the third quarter of 2008, which consisted of $0.3 million for construction allowance and $0.6 million of lease restructuring reserves associated with the amendment to the sublease. As of March 31, 2010, approximately $0.4 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the first quarter of 2013 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2009	$183	$233	$416

Expenses charged against restructuring reserve	(11)	(20)	(31)

Balance, March 31, 2010	$172	$213	$385

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

This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. As of March 31, 2010, approximately $0.1 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the fourth quarter of 2010 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2009	$180	$—	$180

Expenses charged against restructuring reserve	(42)	—	(42)

Balance, March 31, 2010	$138	$—	$138

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

9. SEGMENT INFORMATION

We currently operate in three segments: (1) Hospitality-Americas, (2) Retail & Entertainment-Americas and (3) International. The Hospitality-Americas segment represents our North and South American restaurants business, which includes fast food, delivery, quick service and table service restaurant operators. Our Retail & Entertainment-Americas segment is comprised of our other North and South American business lines which serve petroleum and convenience retailers, specialty retailers and entertainment venues, including movie theaters, stadiums and arenas. The International segment focuses on our foreign operations outside of the Company’s other two segments and primarily focuses on restaurant businesses and petroleum and convenience retail businesses. These segments became effective January 1, 2010 and replace the former reportable segments of Hospitality and Retail. All information reported for fiscal year 2009 has been reclassified to present data in accordance with the new segments.

The reportable segments were identified based on the manner in which management reviews operating results and makes decisions regarding the allocation of the Company’s resources. Each segment focuses on delivering site management systems, including point-of-sale, self-service kiosk, and back-office systems, designed specifically for each of the core vertical markets. The Company’s segments derive revenues from the sale of (i) products, including system software and hardware, and (ii) services, including client support, maintenance, training, custom software development, hosting, electronic payment processing and implementation services.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. Management evaluates the financial performance of the segments based on direct operating income, which is profit or loss before the allocation of certain corporate costs.

The following table presents revenue for the Company’s reportable segments as well as a reconciliation of segment direct operating income to the Company’s consolidated income before taxes (in thousands):

	For the three months ended March 31,
	2010	2009
Revenues:
Hospitality-Americas	$48,448	$40,042
Retail & Entertainment-Americas	20,701	18,161
International	9,753	8,762
Corporate	645	638

Total revenues	$79,547	$67,603

Direct operating income:
Hospitality-Americas	$11,060	$9,240
Retail & Entertainment-Americas	5,640	4,882
International	1,008	928
Corporate	25	68

Total segment direct operating income	17,733	15,118
Indirect corporate operating costs (a)	(8,371)	(7,320)
Indirect depreciation and amortization expense (b)	(3,224)	(2,982)
Stock-based compensation expense (c)	(1,107)	(1,510)
Interest and other, net (d)	(341)	(1,794)

Total income before taxes	$4,690	$1,512

(a)	Represents unallocated corporate expenses including central marketing, product development and general and administrative costs.

(b)	Depreciation expense and amortization of intangible assets for each reportable segment is included in a separate schedule within this note.

(c)	See Note 2 for additional discussion of stock-based compensation expense.

(d)	This amount for the three-month period ended March 31, 2009 includes a write-off charge of approximately $0.5 million for certain third-party software licenses that were deemed unusable, a charge of approximately $0.7 million related to severance costs and restructuring of the organization, and a net gain of approximately $0.1 million on the sale of a building. None of these items were specifically attributable to any of our reportable segments.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents assets for the Company’s reportable segments. Segment assets consist primarily of accounts receivable, goodwill and intangible assets (in thousands):

	Balance as of
	March 31, 2010	December 31, 2009
Assets:
Hospitality-Americas	$103,744	$98,349
Retail & Entertainment-Americas	75,376	72,082
International	56,707	59,242
Corporate	62,000	58,924

Total assets	$297,827	$288,597

The following table presents depreciation and amortization expense for the Company’s reportable segments (in thousands):

	For the three months ended March 31,
	2010	2009
Depreciation and amortization:
Hospitality-Americas	$616	$734
Retail & Entertainment-Americas	693	955
International	987	663
Corporate	1,404	1,149

Total depreciation and amortization	$3,700	$3,501

10. INCOME TAX

The Company adopted guidance issued by the FASB related to accounting for uncertainty in income taxes on January 1, 2007. This guidance, included in ASC Topic 740, Income Taxes, prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions, for financial statement purposes. The guidance also requires expanded disclosure with respect to the uncertainty in income taxes. During the three months ended March 31, 2010, the reserve for uncertainty in income taxes was increased by less than $0.1 million, which resulted in an increase to income tax expense.

Consistent with the Company’s continuing practice, interest and/or penalties related to income tax matters are recorded as part of income tax expense. The Company has accrued less than $0.1 million of interest and penalties associated with uncertain tax positions for the three months ended March 31, 2010.

The Company’s effective tax rates for the quarters ended March 31, 2010 and 2009 were equal to 44.6% and 32.0%, respectively, inclusive of discrete events. The year-over-year increase is primarily attributable to the tax expected on the amount of subpart F income that would be recognized for the current year assuming IRC Section 954(c)(6), Look-Thru Rule for Related Controlled Foreign Corporations, is not extended. The look-thru rule generally excludes from U.S. federal income tax certain dividends, interest, rents, and royalties received or accrued by one controlled foreign corporation (“CFC”) of a U.S. multinational enterprise from a related CFC that would otherwise be taxable pursuant to the subpart F regime. The tax provision permitting the look-thru rule lapsed on December 31, 2009. A proposal to extend the look-thru rule retroactively to January 1, 2010, has been included in proposed legislation but has not been enacted as of March 31, 2010. If the proposal is enacted later in 2010, the annual effective tax rate will be adjusted discretely in the interim period that includes the enactment date. A discrete adjustment will have a significant impact on reducing the effective tax rate.

11. RELATED PARTY TRANSACTIONS

None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of Radiant’s business and results of operations. This MD&A should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as the condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements included elsewhere in this report. MD&A consists of the following sections:

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

Overview

We are a leading international provider of technology focused on the development, installation and delivery of solutions for managing site operations of hospitality and retail businesses including restaurants, convenience stores, stadiums, arenas, movie theatres and specialty retailers. Our point-of-sale and back-office technology is designed to enable businesses to deliver exceptional customer service while improving profitability. We offer a full range of products and services that are tailored to specific market needs, including hardware, software, professional services and electronic payment processing. We believe we offer best-of-breed solutions designed for ease of integration in managing site operations, thus enabling operators to improve customer service while reducing costs. We believe our approach to site operations is unique in that our product solutions provide enterprise visibility and control at the site, field, and headquarters levels.

Our growth continues to be driven by the long-term industry shift toward a full system solution provider, the ability to have vertical solutions and non-payment applications residing at the point-of-sale, and new technology that enables operators to enhance their revenue drivers, such as speed and consistency of service, customer loyalty programs, order accuracy, loss prevention and providing customers with greater value and a broader selection of products. Most recently, there have been well publicized breaches of point-of-sale and back-office systems that handle consumer card details, spurring widespread interest in more secure payment terminals and end-to-end encryption technology. We believe we are well positioned to meet the needs of our industry segments and the concerns around security with our suite of product offerings, which consist of hardware and software for point-of-sale and operational applications, as well as our back-office application offerings, which include inventory, labor, financial management, fraud management and other centrally hosted enterprise solutions.

Security has become a driving factor in our industry as our customers try to meet ever escalating governmental requirements directed toward the prevention of identity theft, as well as operating safeguards imposed by the credit and debit card associations. In September 2006, these card associations established the PCI Security Standards Council to oversee and unify industry standards in the areas of credit card data security. We believe we are a leader in providing systems and software solutions that meet the payment application requirements, and we will continue to help the industry define new standards across the payment process, educate businesses on how to reduce theft by meeting the Payment Card Industry Data Security Standard (PCI DSS) requirement process, and build new technologies outside our point-of-sale software to combat theft.

We currently operate in three segments: (1) Hospitality-Americas, (2) Retail & Entertainment-Americas and (3) International. The Hospitality-Americas segment represents our North and South American restaurants business, which includes fast food, delivery, quick service and table service restaurant operators. Our Retail & Entertainment-Americas segment is comprised of our other North and South American business lines which serve petroleum and convenience retailers, specialty retailers and entertainment venues, including movie theaters, stadiums and arenas. The International segment focuses on our foreign operations outside of the Company’s other two segments and primarily focuses on restaurant businesses and petroleum and convenience retail businesses. These segments became effective January 1, 2010 and replace the former reportable segments of Hospitality and Retail. All information reported for fiscal year 2009 has been reclassified to present data in accordance with the new segments.

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

The point-of-sale markets in which we operate are intensely competitive and highly dynamic, categorized by advances in technology, product introductions and the ability to respond to security standards. This competitive environment and the expectation in the marketplace that technology will continue to improve while becoming less expensive results in significant pricing pressures. Our ability to compete generally depends on how well we navigate within this environment. To compete successfully we must continue to commercialize our technology, develop new products that meet constantly evolving customer requirements, continually improve our existing products, processes and services faster than our competitors, and price our products competitively while reducing average unit costs.

Our financial results for the first quarter of 2010 reflect significant improvement over the same period a year ago, primarily due to stronger global economic and industry conditions. In the first half of 2009, negative trends in consumer spending and pervasive economic uncertainty led to slowed new site openings and reduced capital spending from existing customers. However, in the second half of 2009, demand began to increase and was recognized through new customer contracts, a growing pipeline of opportunities and the stabilization of our channel partners. We expect this trend to continue throughout 2010 due to the number of significant new contracts signed in recent months, the visibility of the sales pipeline available to us, our ability to work closely with our channel partners to help end customers realize the benefits of new technology in their sites, and the launching of several new products in hosted solutions, mobile ordering and a new point-of-sale terminal in Europe.

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009 and December 31, 2009

Systems – Systems revenues are derived from sales and licensing fees for our point-of-sale hardware and software, site management software solutions and peripherals. System sales during the first quarter of 2010 were approximately $34.3 million. This is an increase of $7.3 million, or 27%, over the same period in 2009, and an increase of $0.3 million, or 1%, over the fourth quarter of 2009. We typically experience a decline in systems revenue from the fourth quarter to the first quarter in any given year due to the cyclical nature of capital expenditures throughout the retail market. However, due to strong system sales within the direct business in our Hospitality-Americas segment, we saw a slight increase in systems revenue from the fourth quarter of 2009. The increase experienced over the first quarter of 2009 can primarily be attributed to the improvements being seen in the global economy, which in turn has increased new site openings and capital spending from new and existing customers across almost all areas of our business. The increase is also explained by some significant contracts being signed within recent months.

Maintenance, subscription and transaction services – The Company derives revenues from maintenance, subscription and transaction services, including hardware maintenance, software support and maintenance, hosted solutions and electronic payment processing services. The majority of these revenues are derived from support and maintenance, which is structured on a renewable basis and is directly attributable to the base of installed sites. A majority of all subscription, maintenance and support contracts are renewed annually. Revenues from maintenance, subscription and transaction services during the first quarter of 2010 were approximately $35.9 million. This is an increase of $4.7 million, or 15%, over the same period in 2009, and an increase of $0.4 million, or 1%, over the fourth quarter of 2009. The increases over the first quarter of 2009 and the fourth quarter of 2009 are primarily due to increased demand for our hosted solutions, the additional revenues generated in both hardware and software support and maintenance resulting from increased systems sales (which added to our site base for recurring revenue), and increased revenues within our electronic payment processing business. Due to the significant systems revenues generated towards the end of the first quarter of 2010 and the cyclical nature of our electronic payment processing business, we expect the growth of these services to be greater than the growth from the fourth quarter of 2009 to the first quarter of 2010.

Professional services – The Company also derives revenues from professional services such as consulting, training, custom software development and system installations. Revenues from professional services during the first quarter of 2010 were approximately $9.3 million. This is a decrease of $0.1 million, or 1%, as compared to the same period in 2009, and an increase of $1.0 million, or 12%, over the fourth quarter of 2009. From the first quarter of 2009 through the first quarter of 2010, we have begun to see a shift in customer spending from consulting and custom development projects to capital purchases of systems. This shift has resulted in a decrease in our one-time consulting and custom development revenues but has been replaced with installation revenue related to the new system sales. The increase from the fourth quarter of 2009 is also primarily due to the new system sales previously discussed and the installation revenues that were generated from these sales.

Systems gross profit – Cost of systems consists primarily of hardware and peripherals for site-based systems and amortization of capitalized labor costs for internally developed software. All costs, other than capitalized software development costs, are expensed as products are shipped, while capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the software. Systems gross profit increased by $1.5 million, or 12%, in the first quarter of 2010 as compared to the same period in 2009, and decreased by $1.1 million, or 7%, as compared to the fourth quarter of 2009. The gross profit percentage decreased by six percentage points to 42% in the first quarter of 2010 as compared to the same period in 2009, and decreased from the fourth quarter of 2009 by four percentage points. The decreases in the gross profit percentage are primarily due to fluctuations in product mix as hardware, which has lower margins than software, accounted for a larger portion of systems sales in the first quarter of 2010. We expect margins to improve throughout 2010.

Maintenance, subscription and transaction services gross profit – Cost of maintenance, subscription and transaction services consists primarily of personnel and other costs to provide support and maintenance services, hosted solutions and electronic payment processing services. The gross profit on maintenance, subscription and transaction services increased by approximately $2.6 million, or 17%, as compared to the same period in 2009, and increased by $0.5 million, or 3%, as compared to the fourth quarter of 2009. The gross profit percentage remained relatively consistent, increasing by one percentage point to 51% in the first quarter of 2010 as compared to the same period in 2009 and the fourth quarter of 2009.

Professional services gross profit – Cost of professional services consists primarily of personnel costs for consulting, training, custom software development and installation services. The gross profit on professional services for the first quarter of 2010 decreased by approximately $0.7 million, or 23%, as compared to the same period in 2010, and decreased by $0.1 million, or 4%, as compared to the fourth quarter of 2009. The gross profit percentage decreased by eight percentage points to 26% in the first quarter of 2010 as compared to the same period in 2009, and decreased by four percentage points as compared to the fourth quarter of 2009. The decreases in the gross profit percentage are the result of a change in mix where more revenues came from lower margin services, such as installations, than from higher margin services, such as consulting and custom development services.

Segment revenues – In the first quarter of 2010, total revenues in the Hospitality-Americas business segment were approximately $48.4 million. This is an increase of $8.4 million, or 21%, as compared to the same period in 2009 and an increase of $4.4 million, or 10%, as compared to the fourth quarter of 2009. The increase over the first quarter of 2009 is primarily the result of improved economic conditions, which resulted in increased demand across all product lines in both our direct and channel businesses. The increase is also due to some significant contracts being signed within recent months. The increase over the fourth quarter of 2009 was primarily attributable to an increase in systems sales in our direct business.

In the first quarter of 2010, total revenues in the Retail & Entertainment-Americas business segment were approximately $20.7 million. This is an increase of $2.5 million, or 14%, as compared to the same period in 2009 and a decrease of $1.4 million, or 6%, as compared to the fourth quarter of 2009. The increase over the first quarter of 2009 is primarily attributable to strength in systems sales along with increases in related support and maintenance revenues across each business within the segment, largely due to improved economic and industry conditions. This increase was partially offset by a decrease in one-time consulting services within our convenience retail business, which did not repeat in the first quarter of 2010. The decrease from the fourth quarter of 2009 is mainly attributable to decreased systems sales, which was expected given the seasonal nature of capital expenditures throughout the retail market.

In the first quarter of 2010, total revenues in the International business segment were approximately $9.8 million. This is an increase of $1.0 million, or 11%, as compared to the same period in 2009 and a decrease of $0.7 million, or 7%, as compared to the fourth quarter of 2009. The increase over the first quarter of 2009 is the result of increased systems sales, including handhelds in the European market, and hardware and software maintenance and support within our convenience retail business. The decrease from the fourth quarter was primarily due to a decline in systems sales within our convenience retail business, which was expected given the seasonal nature of capital expenditures throughout the retail market. This decrease was partially offset by an increase in handheld sales in the European market.

Segment direct operating income – The Company evaluates the financial performance of the segments based on direct operating income, which is profit or loss before the allocation of certain corporate costs.

In the first quarter of 2010, direct operating income in the Hospitality-Americas business segment was approximately $11.1 million. This is an increase of $1.8 million, or 20%, as compared to the same period in 2009 and an increase of $1.1 million, or 11%, as compared to the fourth quarter of 2009. The increase over the first quarter of 2009 is primarily attributable to increased hosted solutions profits and increased systems sales profits in our direct and channel businesses. These increases were partially offset by an increase in operating expenses, primarily sales commissions, which increased as expected in line with the overall increase in revenues. The increase over the fourth quarter of 2009 is primarily due to additional profits resulting from increased systems sales within our direct business.

In the first quarter of 2010, direct operating income in the Retail & Entertainment-Americas business segment was approximately $5.6 million. This is an increase of $0.8 million, or 16%, as compared to the same period in 2009 and a decrease of $0.3 million, or 6%, as compared to the fourth quarter of 2009. The increase over the first quarter of 2009 is the result of additional profits resulting from increased systems sales and related support and maintenance revenues, as previously discussed. This increase was partially offset by reduced consulting service profits within our convenience retail business. The decrease in direct operating income from the fourth quarter of 2009 was primarily due to decreased profits from systems sales within our convenience retail business, as expected due to the seasonal decline in revenues.

In the first quarter of 2010, direct operating income in the International business segment was approximately $1.0 million. This is an increase of $0.1 million, or 9%, as compared to the same period in 2009 and an increase of $0.5 million, or 120%, as compared to the fourth quarter of 2009. The increase over the first quarter of 2009 is due to additional profits resulting from increased handheld sales in Europe and increased support and maintenance revenues related to our convenience retail business in the Asia Pacific region. The increase in direct operating income over the fourth quarter of 2009 was primarily the result of a decrease in general and administrative operating expenses.

Total operating expenses – The Company’s total operating expenses increased by approximately $0.5 million, or 2%, during the first quarter of 2010 as compared to the same period in 2009 and decreased by approximately $19.7 million, or 39%, as compared to the fourth quarter of 2009. Total operating expenses as a percentage of total revenues were 38% in the first quarter of 2010 compared to 44% in the first quarter of 2009 and 64% in the fourth quarter of 2009. The significant decrease from the fourth quarter is explained by impairment charges related to goodwill and certain intangible assets that were not repeated in the first quarter of 2010. The components of operating expenses are discussed below:

•

Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues, which are included in costs of maintenance, subscription and transaction services. Product development expenses increased during the first quarter of 2010 by approximately $0.6 million, or 11%, as compared to the same period in 2009 and were flat as compared to the fourth quarter of 2009. The increase from the first quarter is due to normal fluctuations among maintenance, custom development, capitalized software projects and product development. Product development expenses as a percentage of revenues were 7% for the first quarter of 2010 as compared to 8% for the same period in 2009 and 7% for the fourth quarter of 2009.

•

Sales and marketing expenses – Sales and marketing expenses increased during the first quarter of 2010 by approximately $1.1 million, or 10%, as compared to the same period in 2009 and increased by $0.7 million, or 6%, as compared to the fourth quarter of 2009. The increase over both periods is primarily due to incremental sales commissions expense directly related to the increase in revenues and an increased focus on marketing activities. Sales and marketing expenses as a percentage of revenues were 15% in the first quarter of 2010 as compared to 16% for the same period in 2009 and 14% in the fourth quarter of 2009.

•

Depreciation and amortization expenses – Depreciation and amortization expenses increased during the first quarter of 2010 by approximately $0.2 million, or 6%, as compared to the same period of 2009 and increased by $0.2 million, or 7%, as compared to the fourth quarter of 2009. The slight increases are due to additional depreciation expense resulting from routine capital spending to support our business operations and the start of the utilization of our newly upgraded ERP system, which was partially offset by a decline in amortization expense for assets that became fully amortized during the period. Depreciation and amortization expenses as a percentage of revenues were 5% for the first quarters of 2010 and 2009 and the fourth quarter of 2009.

•

General and administrative expenses – General and administrative expenses decreased during the first quarter of 2010 by approximately $0.1 million, or 1%, as compared to the same period in 2009 and increased by $0.3 million, or 3%, as compared to the fourth quarter of 2009. The decrease from the first quarter of 2009 is primarily due to slightly lower expense related to stock-based compensation. The increase from the fourth quarter of 2009 is primarily the result of additional bonus expense related to the Company’s performance as compared to its operating budget. General and administrative expenses as a percentage of revenues were 12% in the first quarter of 2010 as compared to 14% for the same period in 2009 and 11% in the fourth quarter of 2009.

•

Other income and charges, net – The amounts contained under this heading are unlikely to occur again in the normal course of business and, as such, it is not practical to compare amounts between the current period and previous periods. However, a description of the items which comprise these amounts follows:

•	There were no items within this category during the first quarter of 2010.

•

During the first quarter of 2009, we determined that we would not use certain third-party software licenses and recorded a write-off charge of $0.5 million as a result. Also during the first quarter of 2009, we recorded a charge of $0.7 million related to severance costs and restructuring of the organization. This charge resulted from efforts to align our cost structure with our revenues in light of the severe economic downturn that began in the second half of 2008. These charges were partially offset by a gain of $0.1 million on the sale of a building, which occurred in the first quarter of 2009.

Interest expense, net – The Company’s interest expense includes interest expense incurred on its long-term debt, revolving line of credit and capital lease obligations. In the first quarter of 2010, interest expense decreased by approximately $0.3 million, or 43%, as compared to the same period in 2009 and decreased by $0.1 million, or 27%, as compared to the fourth quarter of 2009. These decreases are due to the continued paydown of the Company’s outstanding indebtedness and a reduction in interest rates. See Note 7 to the condensed consolidated financial statements for additional discussion of the Company’s credit facility.

Income tax provision – The Company’s effective tax rates for the quarters ended March 31, 2010 and 2009 were equal to 44.6% and 32.0%, respectively, inclusive of discrete events. The year-over-year increase is primarily attributable to the tax expected on the amount of subpart F income that would be recognized for the current year assuming IRC Section 954(c)(6), Look-Thru Rule for Related Controlled Foreign Corporations, is not extended. The look-thru rule generally excludes from U.S. federal income tax certain dividends, interest, rents, and royalties received or accrued by one controlled foreign corporation (“CFC”) of a U.S. multinational enterprise from a related CFC that would otherwise be taxable pursuant to the subpart F regime. The tax provision permitting the look-thru rule lapsed on December 31, 2009. A proposal to extend the look-thru rule retroactively to January 1, 2010, has been included in proposed legislation but has not been enacted as of March 31, 2010. If the proposal is enacted later in 2010, the annual effective tax rate will be adjusted discretely in the interim period that includes the enactment date. A discrete adjustment will have a significant impact on reducing the effective tax rate.

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

The WFF Credit Agreement was scheduled to expire on March 31, 2010. However, it was refinanced on January 2, 2008 upon the execution of the credit agreement with JPMorgan Chase Bank, N.A., as arranger, and JPMorgan Chase Bank, N.A., SunTrust Bank, Bank of America, BBVA Compass Bank and Wachovia Bank, N.A., as lenders (the “JPM Credit Agreement”). The JPM Credit Agreement and subsequent amendments thereto provide for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. An amendment to the JPM Credit Agreement was signed in July 2008, whereby the Company has the right to increase its revolving credit commitment by up to $25 million, subject to the terms and conditions set forth in the JPM Credit Agreement. As of March 31, 2010, aggregate borrowings under this facility totaled $61.7 million, comprised of $43.2 million in revolving loans and $18.5 million in term loan facility borrowings. As of March 31, 2010, revolving loan borrowings available to the Company were equal to $36.8 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option of either (1) LIBOR plus a margin ranging between 1.25% and 2.00% based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00% based on the Company’s consolidated leverage ratio, as defined. The leverage ratio covenant limits the Company’s consolidated indebtedness to a multiple of three times its consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as determined on a pro forma basis over the prior four quarters. The fixed charge coverage ratio requires the Company to maintain the ratio of its consolidated EBITDA as determined on a pro forma basis less capital expenses to its fixed charges (which includes regularly scheduled principal payments, consolidated interest expense, taxes paid or payable in accordance with GAAP, and restricted payments) to at least 1.2 to 1 for periods ending in 2008, 1.3 to 1 for periods ending in 2009, and 1.35 to 1 thereafter. The JPM Credit Agreement contains certain customary representations and warranties from the Company. In addition, the JPM Credit Agreement contains certain financial and non-financial covenants, with which the Company was in compliance as of March 31, 2010. Further explanation of this agreement is presented in Note 7 to the condensed consolidated financial statements.

The Company’s working capital increased by approximately $6.9 million, or 24%, to $35.7 million at March 31, 2010 as compared to $28.8 million at December 31, 2009. The changes in working capital during the quarter resulted from an increase in the Company’s current assets, equal to approximately $11.1 million, offset by an increase in current liabilities of approximately $4.1 million, as more fully explained below. The Company has historically funded its business through cash generated by operations.

Cash used in operating activities during the three months ended March 31, 2010 was approximately $0.6 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges, including depreciation, amortization, stock-based compensation expense and other charges. Changes in assets and liabilities decreased operating cash flows during the first three months of 2010, principally due to an increase in accounts receivable attributable to increased sales, the majority of which was sold in the latter part of the quarter, and the timing of certain cash collections. This was partially offset by an increase in client deposits and unearned revenue which was a result of collecting calendar year support and maintenance billings, which have been deferred and are being recognized as revenue over the course of 2010. The fluctuations in accounts payable and accrued expenses were the result of normal quarterly fluctuations and the timing of payments completed during the quarter. If near-term demand for the Company’s products weakens, or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

Cash provided by operating activities during the three months ended March 31, 2009 was approximately $11.6 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges, including depreciation, amortization, stock-based compensation expense and other charges. Changes in assets and liabilities increased operating cash flows during the first quarter of 2009, principally due to a reduction in accounts receivable and an increase in client deposits and unearned revenue. The decrease in the Company’s accounts receivable balance during the first quarter of 2009 was largely the result of the year over year revenue decrease, while the increase in client deposits and unearned revenue was attributable to significant amounts of cash received for calendar year support and maintenance, which had been deferred and was recognized as revenue over the course of 2009. These increases in operating cash flows were offset by decreases in accounts payable and accrued expenses, due to normal quarterly fluctuations and annual bonuses and commissions being paid during the first quarter of 2009.

Cash used in investing activities during the three months ended March 31, 2010 was approximately $2.3 million. Approximately $1.3 million was used to invest in property and equipment during the first three months of 2010. The Company also continued to increase its investment in future products by investing $1.0 million in internally developed capitalizable software during the first quarter of 2010.

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

Cash provided by financing activities during the three months ended March 31, 2010 was approximately $2.1 million. Financing activities included proceeds from and repayments against the Company’s revolving loan facility under the JPM Credit Agreement during the first quarter of 2010. In addition, the Company completed scheduled principal payments against the term loan under the JPM Credit Agreement and scheduled payments against the Company’s capital lease obligations. The Company also received cash proceeds from the exercise of stock options by employees and recognized excess tax benefits from stock-based compensation expense resulting from exercised options during the first quarter of 2010.

Cash used in financing activities during the three months ended March 31, 2009 was approximately $10.8 million. Financing activities included proceeds from and repayments against the Company’s revolving loan facility under the JPM Credit Agreement during the first quarter of 2009. In addition, the Company completed scheduled principal payments against the term loan under the JPM Credit Agreement and scheduled payments against the Company’s capital lease obligations. The Company also recognized excess tax benefits from stock-based compensation resulting from options granted during the first quarter of 2009.

The Company believes that its cash and cash equivalents, funds generated from operations and borrowing capacity will provide adequate liquidity to meet its normal operating requirements, as well as to fund the above obligations, for at least the next twelve months.

The Company believes there are opportunities to grow its business through the acquisition of complementary and synergistic companies, products and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue smaller non-accretive acquisitions that will shorten our time to market with new technologies. The Company expects the general size of cash acquisitions that it would currently consider would be in the $5 million to $50 million range. Any material acquisition could result in a decrease in the Company’s working capital, depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that we obtain additional debt or equity financing. There can be no assurance that such additional financing will be available to us or that, if available, such financing will be obtained on favorable terms and would not result in additional dilution to our stockholders.

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2017. Additionally, the Company leases computer equipment under capital lease agreements which expire on various dates through July 2013. Contractual obligations as of March 31, 2010 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital leases	$1,288	$841	$441	$6	$—
Operating leases (1)	23,313	5,327	9,022	4,871	4,093
Other obligations:
Revolving credit facility (JPM Credit Agreement)	43,200	—	43,200	—	—
Term loan facility (JPM Credit Agreement)	18,500	6,000	12,500	—	—
Austrian research & development loan	588	—	588	—	—
Estimated interest payments on credit facility and term notes (2)	5,953	2,409	3,544	—	—
Purchase commitments (3)	12,374	11,848	526	—	—

Total contractual obligations	$105,216	$26,425	$69,821	$4,877	$4,093

(1)	This schedule includes the future minimum lease payments related to facilities that are being subleased. The total minimum rentals to be received in the future under subleases as of March 31, 2010 are approximately $1.8 million in less than one year and $2.8 million in one to three years.
(2)	For purposes of this disclosure, we used the interest rates in effect as of March 31, 2010 to estimate future interest expense. See Note 7 to the condensed consolidated financial statements for further discussion of our debt components and their interest rate terms.
(3)	The Company has entered into certain noncancelable and custom purchase orders for manufacturing supplies to be used in its normal operations. The related supplies are to be delivered at various dates through September 2011.

At March 31, 2010, the Company had a $2.8 million reserve for unrecognized tax benefits, which is not reflected in the table above. Substantially all of this tax reserve is classified in other long-term liabilities and deferred income taxes on the accompanying condensed consolidated balance sheet.

Critical Accounting Policies and Procedures

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to client programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, and commitments and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. This ASU amends the criteria for separating consideration in multiple-deliverable arrangements, which will, as a result, separate multiple-deliverable arrangements more often than under existing U.S. GAAP. Additionally, this ASU establishes a selling price hierarchy for determining the selling price of a deliverable. The ASU also eliminates the residual method of revenue allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This guidance requires that management determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a stand-alone basis. This ASU significantly expands the disclosures required for multiple-deliverable revenue arrangements with the objective of disclosing judgments related to these arrangements and the effect that the use of the relative selling-price method and changes in those judgments have on the timing and amount of revenue recognition. We are required to adopt this ASU prospectively for new or materially modified agreements as of January 1, 2011 and concurrently with ASU 2009-14 which is described above. Full retrospective application is optional and early adoption is permitted at the beginning of a fiscal year. We are currently evaluating the impact of this ASU on our financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Radiant Systems, Inc. and its subsidiaries contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of Radiant, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Radiant’s future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”), including the section titled “Risk Factors” therein, and in the Company’s other periodic filings with the SEC. These and many other factors could affect Radiant’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Radiant or on its behalf. Radiant undertakes no obligation to revise or update any forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The Company’s financial instruments that are subject to market risks are its long-term debt instruments. During the first quarter of 2010, the weighted average interest rate on its long-term debt was approximately 2.5%. A 10% increase in this rate would have impacted interest expense by less than $0.1 million for the three-month period ended March 31, 2010.

Foreign Exchange

The Company’s revenues derived from sources outside of the United States were approximately $12.2 million and $10.5 million for the three months ended March 31, 2010 and 2009, respectively. The Company’s business outside the United States is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors.

Based on their evaluation as of March 31, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In the first quarter of 2010, we completed an upgrade of our ERP system. This project is the result of our normal business process to evaluate and upgrade our systems software and related business processes to support our evolving operational needs. As part of the upgrade, we have continued to update our internal controls over financial reporting as necessary to accommodate any modifications to our business processes and accounting procedures. The upgrade was subject to comprehensive testing and review and we believe that appropriate internal controls are in place with the upgraded system. Other than the upgrade of our ERP system, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (“2/97 S-1”), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (“6/97 S-1”), (iii) the Registrant’s Form 8-K filed December 17, 2007 (the “December 17, 2007 8-K”), (iv) the Registrant’s Form 8-K filed January 8, 2008 (the “January 8, 2008 8-K”), (v) the Registrant’s Form 8-K filed July 9, 2008 (the “July 9, 2008 8-K”), (vi) a Registration Statement on Form S-3 for the Registrant, Registration No. 333-162309 (“10/09 S-3”) and (vii) the Registrant’s Form 8-K filed March 31, 2010 (the “March 31, 2010 8-K”).

Exhibit Number	Description of Exhibit

*2.1	Share Purchase Agreement, dated December 11, 2007, by and among Radiant Systems, Inc., Quest Retail Technology Pty Ltd, and David Brown (December 17, 2007 8-K).

*2.1.1	First Amendment to Share Purchase Agreement, dated as of January 4, 2008, by and among Radiant Systems, Inc., RADS Australia Holdings Pty Ltd, Quest Retail Technology Pty Ltd, and David Brown (January 8, 2008 8-K).

*2.2	Stock Purchase Agreement dated as of July 3, 2008, by and among Radiant Systems GmbH, Orderman GmbH, Alois Eisl, Franz Blatnik, Gottfried Kaiser, and Ing. Willi Katamay (July 9, 2008 8-K).

*3.1	Amended and Restated Articles of Incorporation (6/97 S-1).

*3.2	Amended and Restated Bylaws (2/97 S-1).

*3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Radiant Systems, Inc. (10/09 S-3).

10.1	2010 Short-Term Incentive Plan of John H. Heyman (This agreement has been redacted pursuant to a confidential treatment requested filed with the SEC on the date hereof).

10.2	2010 Short-Term Incentive Plan of Alon Goren (This agreement has been redacted pursuant to a confidential treatment requested filed with the SEC on the date hereof).

10.3	2010 Short-Term Incentive Plan of Mark E. Haidet (This agreement has been redacted pursuant to a confidential treatment requested filed with the SEC on the date hereof).

10.4	2010 Short-Term Incentive Plan of Andrew S. Heyman (This agreement has been redacted pursuant to a confidential treatment requested filed with the SEC on the date hereof).

10.5	2010 Short-Term Incentive Plan of Carlyle Taylor (This agreement has been redacted pursuant to a confidential treatment requested filed with the SEC on the date hereof).

10.6	2010 Short-Term Incentive Plan Policy.

*10.7	Named Executive Officer Compensation Arrangements (March 31, 2010 8-K).

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC

Dated: May 10, 2010	By:	/S/ MARK E. HAIDET
Mark E. Haidet,
Chief Financial Officer
(Duly authorized officer and principal financial officer)