Form 10-Q
period 2010-06-30
RADIANT SYSTEMS INC
filed 2010-08-06
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 4, 2010, there were 34,429,147 shares of the registrant’s no par value common stock outstanding.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$17,232	$15,521
Accounts receivable, net	59,321	42,515
Inventories	32,428	29,662
Deferred tax assets	5,981	5,690
Other current assets	6,128	4,587

Total current assets	121,090	97,975
Property and equipment, net	24,018	24,923
Software development costs, net	12,573	11,810
Deferred tax assets, non-current	2,603	1,323
Goodwill	104,895	107,819
Intangible assets, net	35,737	42,428
Other long-term assets	9,633	2,319

Total assets	$310,549	$288,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$6,000	$6,000
Accounts payable	22,509	17,724
Accrued liabilities	27,046	23,462
Customer deposits and unearned revenues	27,829	21,157
Current portion of capital lease payments	653	842

Total current liabilities	84,037	69,185
Capital lease payments, net of current portion	323	576
Long-term debt, net of current portion	44,933	56,626
Deferred tax liabilities, non-current	4,492	4,265
Other long-term liabilities	11,737	4,602

Total liabilities	145,522	135,254

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 34,349,765 and 33,239,198 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	175,347	164,769
Accumulated deficit	(722)	(9,081)
Accumulated other comprehensive loss	(9,598)	(2,345)

Total shareholders’ equity	165,027	153,343

Total liabilities and shareholders’ equity	$310,549	$288,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Revenues:
Systems	$42,057	$29,834	$76,385	$56,880
Maintenance, subscription and transaction services	35,836	32,069	71,776	63,280
Professional services	9,134	9,229	18,414	18,575

Total revenues	87,027	71,132	166,575	138,735
Cost of revenues:
Systems	22,585	15,207	42,366	29,227
Maintenance, subscription and transaction services	16,913	15,572	34,526	31,090
Professional services	6,647	5,890	13,473	12,048

Total cost of revenues	46,145	36,669	90,365	72,365

Gross profit	40,882	34,463	76,210	66,370

Operating expenses:
Product development	6,155	5,529	11,897	10,713
Sales and marketing	11,925	10,509	23,557	21,090
Depreciation of fixed assets	1,460	1,231	2,950	2,482
Amortization of intangible assets	2,142	2,338	4,352	4,589
General and administrative	9,922	9,106	19,144	18,441
Impairment of goodwill (see Note 4)	(313)	—	(313)	—
Other charges and income, net (see Note 8)	—	—	—	1,153

Total operating expenses	31,291	28,713	61,587	58,468

Income from operations	9,591	5,750	14,623	7,902
Interest income	(5)	(31)	(12)	(39)
Interest expense	365	643	757	1,326
Other income, net	(77)	(33)	(120)	(67)

Income before taxes	9,308	5,171	13,998	6,682
Income tax provision	3,546	1,992	5,639	2,475

Net income	$5,762	$3,179	$8,359	$4,207

Net income per share:
Basic income per share	$0.17	$0.10	$0.25	$0.13
Diluted income per share	$0.16	$0.09	$0.24	$0.13
Weighted average shares outstanding:
Basic	34,126	32,916	33,749	32,748
Diluted	35,764	33,633	35,295	32,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in thousands)

(unaudited)

					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital
	Common Stock			Accumulated Deficit
	Shares	Amount				Total
BALANCE, December 31, 2009	33,239	$—	$164,769	$(9,081)	$(2,345)	$153,343

Components of comprehensive income:
Net income	—	—	—	8,359	—	8,359
Foreign currency translation adjustment	—	—	—	—	(7,253)	(7,253)

Total comprehensive income (loss)	—	—	—	8,359	(7,253)	1,106
Exercise of employee stock options	891	—	6,078	—	—	6,078
Stock issued under Employee Stock Purchase Plan	8	—	107	—	—	107
Net tax benefits related to stock-based compensation	—	—	1,731	—	—	1,731
Restricted stock awards	212	—	1,338	—	—	1,338
Stock-based compensation	—	—	1,324	—	—	1,324

BALANCE, June 30, 2010	34,350	$—	$175,347	$(722)	$(9,598)	$165,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,359	$4,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,715	7,937
Provision for deferred income taxes	(1,519)	544
Impairment of goodwill	(313)	—
Stock-based compensation expense	2,656	2,589
Other charges and income, net (see Note 8)	—	(190)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(17,262)	5,903
Inventories	(3,147)	886
Other assets	(481)	(2,102)
Accounts payable	5,323	(3,641)
Accrued liabilities	3,992	4,151
Customer deposits and unearned revenue	2,600	4,404
Other liabilities	3,044	(418)

Net cash provided by operating activities	11,967	24,270
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,034)	(2,621)
Capitalized software development costs	(2,006)	(2,206)
Purchase of customer list	—	(2,000)
Proceeds from sale of building	—	216
Purchase price adjustment for Hospitality EPoS	—	(97)

Net cash used in investing activities	(5,040)	(6,708)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	6,078	54
Proceeds from shares issued under Employee Stock Purchase Plan	107	126
Tax benefits related to stock-based compensation	1,731	208
Principal payments on capital lease obligations	(442)	(411)
Principal payments on term loan under JPM Credit Agreement	(3,000)	(3,000)
Proceeds from revolving loan under the JPM Credit Agreement	13,350	20,000
Repayments of revolving loan under the JPM Credit Agreement	(21,950)	(35,000)

Net cash used in financing activities	(4,126)	(18,023)

Effect of exchange rate changes on cash and cash equivalents	(1,090)	892

Increase in cash and cash equivalents	1,711	431
Cash and cash equivalents at beginning of period	15,521	16,450

Cash and cash equivalents at end of period	$17,232	$16,881

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$628	$1,340
Cash paid for income taxes	$4,649	$2,033

SCHEDULE OF NON-CASH TRANSACTIONS:
Assets acquired under capital leases	$—	$155
Purchases of property and equipment	$151	$72
Amendment to agreement with Century Payments, Inc. (see Note 12)	$11,230	$—
Non-cash transactions related to acquisitions:
Purchase price adjustment related to Hospitality EPoS	$—	$(16)
Purchase price adjustment related to Jadeon	$—	$(108)
Purchase price adjustment related to Orderman	$—	$(214)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The information contained in this report is furnished by Radiant Systems, Inc. and subsidiaries (“Radiant,” the “Company,” “we,” “us,” or “our”). In the opinion of management, the unaudited interim condensed consolidated financial statements of Radiant, included herein, have been prepared on a basis consistent with the December 31, 2009 audited consolidated financial statements, and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Radiant’s Form 10-K for the year ended December 31, 2009, as updated and superseded by Radiant’s Current Report on Form 8-K dated June 25, 2010 (the “June 25, 2010 8-K”). Radiant’s results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of future operating results.

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

As described in the June 25, 2010 8-K, effective January 1, 2010, the Company reorganized its business segments to better reflect the Company’s management structure and revenue streams as well as to better identify the operational and geographic scope of its segments. The change resulted in three reportable segments: (1) Hospitality-Americas, (2) Retail & Entertainment-Americas and (3) International. Prior to this change the Company’s reportable segments were Hospitality and Retail. The June 25, 2010 8-K also provides prior-period segment information which has been recast as a result of these organizational changes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding	34,126	32,916	33,749	32,748
Dilutive effect of outstanding stock options	1,638	717	1,546	204

Weighted average common shares outstanding assuming dilution	35,764	33,633	35,295	32,952

For the three months ended June 30, 2010 and 2009, options to purchase approximately 0.9 million and 3.9 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were anti-dilutive for the periods then ended. For the six months ended June 30, 2010 and 2009, options to purchase approximately 1.6 million and 5.0 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were anti-dilutive for the periods then ended.

Comprehensive Income

The Company follows FASB ASC Topic 220, Comprehensive Income, (“ASC 220”). ASC 220 establishes the rules for the reporting of comprehensive income and its components. The Company’s comprehensive income (loss) includes net income and foreign currency translation adjustments. Total comprehensive (loss) income for the three months ended June 30, 2010 and 2009 was approximately $(0.2) million and $15.1 million, respectively. Total comprehensive income for the six months ended June 30, 2010 and 2009 was approximately $1.1 million and $13.2 million, respectively.

Financing Costs Related to Long-Term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt. The Company incurred financing costs in 2008 related to the credit agreement with JP Morgan Chase Bank, N.A. equal to approximately $1.2 million. The costs were deferred and are being amortized over five years. Amortization of financing costs was approximately $0.1 million for the three-month periods ended June 30, 2010 and 2009. Amortization of these financing costs was approximately $0.1 million and $0.2 million for the six-month periods ended June 30, 2010 and 2009, respectively.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Fair Value of Financial Instruments

The Company follows the guidance of FASB ASC section 825-10-50 (“ASC 825-10-50”) for disclosures about fair value of its financial instruments. The Company also follows the guidance of FASB ASC section 820-10-35 (“ASC 820-10-35”) to measure the fair value of its financial instruments. ASC 820-10-35 establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10-35 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820-10-35 are described below:

•	Level 1 – Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2 – Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•	Level 3 – Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Cash and equivalents, accounts receivable, notes receivable, and accounts payable – The carrying amount of these items approximates fair value.

•

Long-term debt — Term loan – To estimate the fair value of our term loan, which is not quoted on an exchange, the Company used those interest rates that were currently available to it for issuance of debt with similar terms and remaining maturities. At June 30, 2010, the fair value of the $17.0 million principal amount of the term loan under the JPM Credit Agreement was approximately $16.6 million.

•

Long-term debt — Revolving credit loan – To estimate the fair value of our revolving credit facility, which is not quoted on an exchange, the Company used those interest rates currently available to it in conjunction with management’s estimate of the amounts and timing of the repayment of principal amounts and related interest. At June 30, 2010, the fair value of the $33.4 million principal amount of the revolving credit loan under the JPM Credit Agreement was approximately $32.3 million.

Accounting Pronouncements

Recently Issued Standards

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20 (“ASU 2010-20”), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires enhanced disclosures with disaggregated information regarding the credit quality of an entity’s financing receivables and its allowance for credit losses. The update also requires disclosure of credit quality indicators, past due information, and modifications of its financing receivables. We are required to adopt this ASU effective for interim and annual reporting periods ending after December 15, 2010. We are currently evaluating the impact of this guidance. However, except for the additional required disclosures, we do not anticipate that application of this guidance will have an impact on the Company.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (“ASU 2009-14”), Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force. This ASU establishes that tangible products that contain software that works together with the nonsoftware components of the tangible product to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. These items should be accounted for under other appropriate revenue recognition guidance. We are required to adopt this ASU prospectively for new or materially modified agreements as of January 1, 2011 and concurrently with ASU 2009-13, which is described below. Full retrospective application is optional and early adoption is permitted at the beginning of a fiscal year. We are currently evaluating the impact of this ASU on our financial statements.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. STOCK-BASED COMPENSATION

Radiant has adopted equity incentive plans that provide for the grant of incentive and non-qualified stock options and restricted stock awards to directors, officers and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. In addition, Radiant provides employees stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). The ESPP permits employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. Based on these terms, the ESPP will not result in any future stock compensation expense. The Company has authorized approximately 19.6 million shares for awards of stock options and restricted stock, of which approximately 1.7 million shares are available for future grants as of June 30, 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues - systems	$49	$35	$83	$77
Cost of revenues - maintenance, subscription and transaction services	27	19	45	43
Cost of revenues - professional services	41	66	66	161
Product development	123	51	203	120
Sales and marketing	241	165	408	429
General and administrative	1,069	743	1,851	1,759

Total non-cash stock-based compensation expense	1,550	1,079	2,656	2,589
Estimated income tax benefit	(586)	(396)	(1,004)	(912)

Total non-cash stock-based compensation expense, net of tax benefit	$964	$683	$1,652	$1,677

Impact on diluted net income per share	$0.03	$0.02	$0.05	$0.05

The Company capitalized less than $0.1 million in stock-based compensation expense related to product development in each of the three and six-month periods ended June 30, 2010 and 2009.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Options

The exercise price of each stock option equals the market price of Radiant’s common stock on the date of grant. Most options are scheduled to vest equally over a three or four-year period or when certain stock performance requirements are met. These stock performance requirements include a provision that allows for early vesting if certain stock price targets are met. The Company recognizes stock-based compensation expense using the graded vesting attribution method. Outstanding options expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions used in the model for the three and six-month periods ended June 30, 2010 and 2009 are outlined in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected volatility	70%	70%	69 -70%	69 -70%
Expected life (in years)	3-4	3-4	3-4	3-4
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.6%	2.2%	1.6 -2.0%	1.6 -2.2%

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

A summary of the changes in stock options outstanding under our stock-based compensation plans during the six months ended June 30, 2010 is presented below:

(in thousands, except per share data)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	5,875	$9.37	3.30	$14,656
Granted	530	$13.45
Exercised	(891)	$6.82
Forfeited or cancelled	(45)	$18.05

Outstanding at June 30, 2010	5,469	$10.10	3.26	$24,577

Vested or expected to vest at June 30, 2010	5,396	$10.10	3.22	$24,277
Exercisable at June 30, 2010	4,180	$10.14	2.65	$18,819
Exercisable at December 31, 2009	4,455	$9.51	2.98	$10,278

No options were granted during the three-month periods ended June 30, 2010 and 2009. The weighted average grant-date fair value of options granted during the six-month periods ended June 30, 2010 and 2009 were $7.20 and $1.63, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the three-month periods ended June 30, 2010 and 2009, was $3.7 million and less than $0.1 million, respectively, and $6.0 million and less than $0.1 million for the six-month periods ended June 30, 2010, and 2009, respectively. The total fair value of options that vested during the three-month periods ended June 30, 2010 and 2009, was approximately $0.2 million and $1.0 million, respectively. The total fair value of options that vested during the six-month periods ended June 30, 2010 and 2009, was approximately $2.8 million and $3.0 million, respectively. There were unvested options outstanding to purchase approximately 1.3 million shares and 1.8 million shares as of June 30, 2010 and 2009, respectively, with a weighted-average grant-date fair value of $4.91 and $3.41, respectively. None of the 1.3 million shares that were unvested at June 30, 2010 had a vesting period based on stock performance requirements. Of the 1.8 million shares that were unvested at June 30, 2009, there were 0.3 million shares that had a vesting period based on stock performance requirements. The unvested shares have a total unrecognized compensation expense as of June 30, 2010 and 2009 equal to approximately $3.8 million and $2.5 million, respectively, net of estimated forfeitures, which will be recognized over the weighted average periods of 1.3 years and 1.2 years, respectively. The Company recognized stock-based compensation expense related to employee and director stock options equal to approximately $0.8 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $1.3 million and $1.7 million for the six months ended June 30, 2010 and 2009, respectively. Cash received from stock options exercised was approximately $4.1 million and $0.1 million during the three-month periods ended June 30, 2010 and 2009, respectively, and $6.1 million and $0.1 million for the six-month periods ended June 30, 2010 and 2009, respectively.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Restricted Stock Awards

During the three-month period ended June 30, 2010, the Company awarded less than 0.1 million shares of restricted stock to employees under the Amended and Restated 2005 Long-Term Incentive Plan. No shares of restricted stock were awarded during the three-month period ended June 30, 2009. The Company awarded approximately 0.2 million shares and 0.4 million shares of restricted stock to employees under the Amended and Restated 2005 Long-Term Incentive Plan during the six months ended June 30, 2010 and 2009, respectively. These restricted stock awards vest at various terms over a three-year period from the date of grant. The weighted average grant-date fair value of restricted stock awards at June 30, 2010 and 2009 was $13.49 and $3.25 per share, respectively. The Company recognized stock-based compensation expense related to restricted stock awards equal to approximately $0.8 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $1.4 million and $0.9 million for the six months ended June 30, 2010 and 2009, respectively. The total fair value of restricted stock awards that vested during the three-month periods ended June 30, 2010 and 2009 was approximately $0.4 million and $0.2 million, respectively. The total fair value of restricted stock awards that vested during the six-month periods ended June 30, 2010 and 2009 was approximately $0.7 million and $0.4 million, respectively. There were unvested restricted stock awards outstanding at June 30, 2010 and 2009 equal to approximately 0.8 million shares and 0.6 million shares, respectively, with a weighted-average grant-date fair value of $8.57 and $6.89, respectively. The unvested restricted stock awards had a total unrecognized compensation expense as of June 30, 2010 and 2009 equal to approximately $4.0 million and $2.8 million, respectively, which will be recognized over the weighted average periods of 1.7 years and 2.3 years, respectively. The unvested restricted stock awards outstanding are included in the calculation of common shares outstanding as of June 30, 2010.

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

Goodwill

Goodwill is recognized when the consideration paid for a business acquisition exceeds the fair value of the net assets acquired, including tangible and intangible assets. Changes in the carrying amount of goodwill for the six months ended June 30, 2010 are as follows (in thousands):

	Hospitality- Americas	Retail & Entertainment- Americas	International	Total
Gross goodwill	47,770	58,346	24,883	130,999
Accumulated impairment losses	(2,252)	(17,008)	(3,920)	(23,180)

BALANCE, December 31, 2009	$45,518	$41,338	$20,963	$107,819

Impairment charge adjustment for Quest (1)		313		313
Currency translation adjustments related to acquisitions	—	(856)	(2,381)	(3,237)

Gross goodwill	47,770	57,490	22,502	127,762
Accumulated impairment losses	(2,252)	(16,695)	(3,920)	(22,867)

BALANCE, June 30, 2010	$45,518	$40,795	$18,582	$104,895

(1)	During the year ended December 31, 2009, the Company recognized a non-cash charge of approximately $17.0 million related to the impairment of Quest’s goodwill. An adjustment of approximately $0.3 million related to this impairment charge was recorded in the second quarter of 2010.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Intangible Assets

Intangible assets recorded in connection with business acquisitions are stated at their fair value, determined as of the date of acquisition, less accumulated amortization, if applicable. These assets consist of finite-lived and indefinite-lived intangibles, including core and developed technology, customer relationships, noncompete agreements and trademarks and tradenames. Amortization of finite-lived intangible assets is recognized on a straight-line basis over their estimated useful lives. A summary of the Company’s intangible assets as of June 30, 2010 and December 31, 2009 is as follows (in thousands):

	Weighted Average Amortization Lives	June 30, 2010		December 31, 2009
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Hospitality-Americas
Core and developed technology	3.2 years	$12,500	$(12,500)	$12,500	$(12,500)
Reseller network	15.0 years	9,200	(3,961)	9,200	(3,654)
Direct sales channel	10.0 years	3,600	(2,325)	3,600	(2,145)
Covenants not to compete	3.3 years	1,600	(1,590)	1,600	(1,569)
Trademarks and tradenames	Indefinite	1,300	—	1,300	—
Trademarks and tradenames	5.0 years	300	(284)	300	(254)
Customer list and contracts	4.2 years	7,195	(4,003)	7,195	(3,147)

Total Hospitality-Americas		35,695	(24,663)	35,695	(23,269)

Retail & Entertainment-Americas
Core and developed technology	4.5 years	7,870	(5,942)	7,952	(5,540)
Reseller network	10.1 years	9,293	(4,580)	9,437	(4,004)
Subscription sales	4.0 years	1,400	(1,400)	1,400	(1,400)
Covenants not to compete	10.0 years	150	(93)	150	(86)
Trademarks and tradenames	Indefinite	1,151	—	1,200	—
Trademarks and tradenames	6.0 years	700	(525)	700	(467)
Customer list and contracts	9.7 years	4,738	(1,336)	4,719	(1,109)
Backlog	2 months	92	(92)	92	(92)

Total Retail & Entertainment-Americas		25,394	(13,968)	25,650	(12,698)

International
Core and developed technology	4.3 years	8,119	(2,679)	9,148	(1,623)
Reseller network	7.0 years	5,720	(1,796)	6,428	(1,361)
Trademarks and tradenames	Indefinite	1,465	—	1,720	—
Customer list and contracts	10.0 years	1,828	(441)	1,910	(350)

Total International		17,132	(4,916)	19,206	(3,334)

Other intangible assets		2,021	(958)	2,021	(843)

Total intangible assets		$80,242	$(44,505)	$82,572	$(40,144)

The table below summarizes the approximate amortization expense, assuming no future acquisitions, dispositions or impairments of intangible assets, for the following 12-month periods subsequent to June 30, 2010 (in thousands):

12-month period ended June 30,
2011	$8,337
2012	5,547
2013	4,521
2014	3,915
2015	3,102
Thereafter	6,399

$31,821

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the Company’s accounts receivable as of June 30, 2010 and December 31, 2009 is as follows (in thousands):

	June 30, 2010	December 31, 2009
Trade receivables billed	$58,447	$43,220
Trade receivables unbilled	4,775	3,127

	63,222	46,347
Less allowance for doubtful accounts	(3,901)	(3,832)

	$59,321	$42,515

The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of customers to make required payments. Estimates are developed by using standard quantitative measures based on customer payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Bad debt expense totaled approximately $0.1 million and $0.2 million for the three-month periods ended June 30, 2010 and 2009, respectively, and totaled approximately $0.2 million and $0.4 million for the six-month periods ended June 30, 2010 and 2009, respectively.

6. INVENTORY

Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventory as of June 30, 2010 and December 31, 2009 is as follows (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$20,130	$14,451
Work in process	278	375
Finished goods	12,020	14,836

	$32,428	$29,662

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

The WFF Credit Agreement was scheduled to expire on March 31, 2010. However, it was refinanced on January 2, 2008 upon the execution of the credit agreement with JPMorgan Chase Bank, N.A., as arranger and administrative agent, and JPMorgan Chase Bank, N.A, SunTrust Bank, Bank of America, BBVA Compass Bank and Wachovia Bank, N.A., as lenders (the “JPM Credit Agreement”). The JPM Credit Agreement and subsequent amendments thereto provide for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. The Company has the right to increase the revolving credit commitment by up to $25 million, subject to the terms and conditions set forth in the JPM Credit Agreement. As of June 30, 2010, aggregate borrowings under this facility totaled $50.4 million, comprised of $33.4 million in revolving loans and $17.0 million in term loan facility borrowings. As of June 30, 2010, revolving loan borrowings available to the Company were equal to $46.6 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.00%, based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00%, based on the Company’s consolidated leverage ratio, as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of the Company’s assets; and limitations on related party transactions. In addition, the JPM Credit Agreement requires the Company to comply with various financial covenants, including maintaining leverage and fixed charge coverage ratios, as defined. The leverage ratio covenant limits the Company’s consolidated indebtedness to a multiple of three times its consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as determined on a pro forma basis over the prior four quarters. The fixed charge coverage ratio requires the Company to maintain the ratio of its consolidated EBITDA as determined on a pro forma basis less capital expenses to its fixed charges (which includes regularly scheduled principal payments, consolidated interest expense, taxes paid or payable in accordance with U.S. GAAP, and restricted payments) to at least 1.2 to 1 for periods ending in 2008, 1.3 to 1 for periods ending in 2009, and 1.35 to 1 thereafter. The JPM Credit Agreement also contains certain customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due (subject to specified grace periods), breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of June 30, 2010.

In the third quarter of 2008, the Company assumed research and development loans with the Austrian government in the amount of $0.1 million in conjunction with the acquisition of Orderman, bearing interest at approximately 2.50%, which were repaid in the third quarter of 2009. In the fourth quarter of 2008, the Company entered into an additional research and development loan with the Austrian government in the amount of $0.7 million, bearing interest at approximately 2.50%. As of June 30, 2010, approximately $0.5 million was outstanding on this loan. This loan matures on March 31, 2013.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following is a summary of long-term debt and the related balances as of June 30, 2010 and December 31, 2009 (in thousands):

Description of Debt	June 30, 2010	December 31, 2009
Revolving credit loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined (1.80% as of June 30, 2010) and at the Alternative Base Rate plus the applicable margin, as defined (3.50% as of June 30, 2010), maturing on January 2, 2013	$33,400	$42,000
Term loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined (1.78% as of June 30, 2010), maturing on January 2, 2013	17,000	20,000
Research and development loans from the Austrian government bearing interest at approximately 2.50%, maturing on various dates through March 31, 2013	533	626

Total	50,933	62,626
Less: Current portion of long-term debt	6,000	6,000

Long-term debt, net of current portion	$44,933	$56,626

Approximate annual maturities of notes payable for the following 12-month periods subsequent to June 30, 2010 are listed below (in thousands):

12-month period ended June 30,
2011	$6,000
2012	7,000
2013	37,933

$50,933

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

This amendment resulted in a restructuring charge of approximately $0.9 million in the third quarter of 2008, which consisted of $0.3 million for construction allowances and $0.6 million of lease restructuring reserves associated with the amendment to the sublease. As of June 30, 2010, approximately $0.3 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the first quarter of 2013 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2009	$183	$233	$416

Expenses charged against restructuring reserve	(30)	(50)	(80)

Balance, June 30, 2010	$153	$183	$336

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

This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. As of June 30, 2010, approximately $0.1 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the fourth quarter of 2010 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2009	$180	$—	$180

Expenses charged against restructuring reserve	(83)	—	(83)

Balance, June 30, 2010	$97	$—	$97

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

The following table presents revenue for the Company’s reportable segments as well as a reconciliation of segment direct operating income to the Company’s consolidated income before taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Hospitality-Americas	$51,566	$41,292	$100,014	$81,333
Retail & Entertainment-Americas	21,938	19,794	42,639	37,955
International	12,098	9,543	21,851	18,305
Corporate	1,425	503	2,071	1,142

Total revenues	$87,027	$71,132	$166,575	$138,735

Direct operating income:
Hospitality-Americas	$12,834	$9,666	$23,895	$18,906
Retail & Entertainment-Americas	6,637	6,024	12,277	10,906
International	2,753	1,230	3,761	2,158
Corporate	423	(42)	448	26

Total segment direct operating income	22,647	16,878	40,381	31,996
Indirect corporate operating costs (a)	(8,624)	(6,965)	(16,996)	(14,286)
Indirect depreciation and amortization expense (b)	(3,195)	(3,084)	(6,419)	(6,066)
Stock-based compensation expense (c)	(1,550)	(1,079)	(2,656)	(2,589)
Interest and other, net (d)	30	(579)	(312)	(2,373)

Total income before taxes	$9,308	$5,171	$13,998	$6,682

(a)	Represents unallocated corporate expenses including central marketing, product development and general and administrative costs.

(b)	Depreciation expense and amortization of intangible assets for each reportable segment are included in a separate schedule within this note.

(c)	See Note 2 for additional discussion of stock-based compensation expense.

(d)	Unless otherwise stated, the items in this category are not attributable to any of our reportable segments. This amount for the three and six-month periods ended June 30, 2010 includes a $0.3 million reduction of the 2009 goodwill impairment charge related to Quest within our Retail & Entertainment-Americas segment (second quarter 2010). This amount for the three and six-month periods ended June 30, 2009 includes a write-off charge of approximately $0.5 million for certain third-party software licenses that were deemed unusable (first quarter 2009), a charge of approximately $0.7 million related to severance costs and restructuring of the organization (first quarter 2009), and a net gain of approximately $0.1 million on the sale of a building (first quarter 2009).

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Segment assets consist primarily of accounts receivable, goodwill and intangible assets. The following table presents assets for the Company’s reportable segments as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Assets:
Hospitality-Americas	$105,149	$98,349
Retail & Entertainment-Americas	73,196	72,082
International	54,392	59,242
Corporate	77,812	58,924

Total assets	$310,549	$288,597

The following table presents depreciation and amortization expense for the Company’s reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Depreciation and amortization:
Hospitality-Americas	$1,071	$1,053	$2,124	$2,120
Retail & Entertainment-Americas	718	1,021	1,444	2,010
International	1,022	710	2,115	1,373
Corporate	1,539	1,223	3,032	2,434

Total depreciation and amortization	$4,350	$4,007	$8,715	$7,937

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

10. INCOME TAX

The Company follows the guidance issued by the FASB related to accounting for uncertainty in income taxes. This guidance, included in ASC Topic 740, Income Taxes, prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions, for financial statement purposes. The guidance also requires expanded disclosure with respect to the uncertainty in income taxes. During the three-month and six-month periods ended June 30, 2010, the reserve for uncertainty in income taxes was increased by approximately $0.1 million and $0.2 million, respectively, which resulted in an increase to income tax expense.

Consistent with the Company’s continuing practice, interest and/or penalties related to income tax matters are recorded as part of income tax expense. The Company has accrued less than $0.1 million of interest and penalties associated with uncertain tax positions during the three and six-month periods ended June 30, 2010.

The Company’s effective tax rates for the three months ended June 30, 2010 and 2009 were equal to 38.1% and 38.5%, respectively, inclusive of discrete events. The Company’s effective tax rate for the six months ended June 30, 2010 and 2009 were 40.3% and 37.0%, respectively. The year-over-year increase is primarily attributable to the tax expected on the amount of subpart F income that would be recognized for the current year assuming IRC Section 954(c)(6), Look-Thru Rule for Related Controlled Foreign Corporations, is not extended. The look-thru rule generally excludes from U.S. federal income tax certain dividends, interest, rents, and royalties received or accrued by one controlled foreign corporation (“CFC”) of a U.S. multinational enterprise from a related CFC that would otherwise be taxable pursuant to the subpart F regime. The tax provision permitting the look-thru rule lapsed on December 31, 2009. A proposal to extend the look-thru rule retroactively to January 1, 2010, has been included in proposed legislation but has not been enacted as of June 30, 2010. If the proposal is enacted later in 2010, the annual effective tax rate will be adjusted discretely in the interim period that includes the enactment date. A discrete adjustment will have a significant impact on reducing the effective tax rate.

11. RELATED PARTY TRANSACTIONS

None

12. SIGNIFICANT EVENTS

In 2008, the Company expanded its business services with the launch of Radiant Payment Services (“RPS”), a business aimed at selling and servicing electronic payment processing. At that time, we entered into an agreement with Century Payments, Inc. (“Century”), which obtained and serviced new customers on behalf of RPS.

Effective April 1, 2010, the Company amended its agreement with Century. The amendment restructured the financial arrangement between RPS and Century, gave Century the ability to bundle Radiant products with electronic payment processing services, and requires RPS to provide custom development of certain tools for Century’s use. Due to the transfer of roles, responsibilities and risks from RPS to Century under the new agreement, the Company concluded that a change from gross to net revenue accounting treatment was appropriate. RPS received consideration for the amended agreement in the amount of approximately $11.2 million, which is comprised of a $2.2 million one-month promissory note and a $9.0 million 24-month promissory note, both of which are guaranteed and earn interest at 4.5%.

Approximately $2.8 million of the consideration from Century to RPS relates to repayment of the unamortized balance of capitalized contract costs that RPS had previously paid to Century. The $2.8 million balance was being amortized by the Company over the expected life of the customer contracts but was removed from our balance sheet upon repayment by Century under the amended agreement. The Company deferred the remaining $8.4 million of consideration related to the products and services in the amended agreement and expects to recognize these revenues over the next three to four years as they are earned. Approximately $0.7 million of the deferred revenue was recognized during the second quarter of 2010.

As of June 30, 2010, RPS had approximately $7.7 million in deferred revenue associated with this agreement. Of this amount, $3.5 million is included in the condensed consolidated balance sheets under the caption “Customer deposits and unearned revenue” in current liabilities and $4.2 million is included in the caption “Other long-term liabilities”.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of Radiant’s business and results of operations. This MD&A should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated and superseded by Radiant’s Current Report on Form 8-K dated June 25, 2010, as well as the condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements included elsewhere in this report. MD&A consists of the following sections:

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

We operate in three segments: (1) Hospitality-Americas, (2) Retail & Entertainment-Americas and (3) International. The Hospitality-Americas segment represents our North and South American restaurants business, which includes fast food, delivery, quick service and table service restaurant operators. Our Retail & Entertainment-Americas segment is comprised of our other North and South American business lines which serve petroleum and convenience retailers, specialty retailers and entertainment venues, including movie theaters, stadiums and arenas. The International segment focuses on our foreign operations outside of the Company’s other two segments and primarily focuses on restaurant businesses and petroleum and convenience retail businesses. These segments became effective January 1, 2010 and replace the former reportable segments of Hospitality and Retail. All information reported for fiscal year 2009 has been recast to present data in accordance with the new segments.

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

Our financial results for the first half of 2010 reflect significant improvement over the same period a year ago, primarily due to stronger global economic and industry conditions. In the first half of 2009, negative trends in consumer spending and pervasive economic uncertainty led to slowed new site openings and reduced capital spending from existing customers. However, in the second half of 2009, demand began to increase and was recognized through new customer contracts, a growing pipeline of opportunities and the stabilization of our channel partners. We expect this trend to continue throughout 2010 due to the number of significant new contracts signed in recent months, the visibility of the sales pipeline available to us, our ability to work closely with our channel partners to help end customers realize the benefits of new technology in their sites, and the launching of several new products in hosted solutions, mobile ordering and a new point-of-sale terminal in Europe.

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009 and March 31, 2010, and the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Systems – Systems revenues are derived from sales and licensing fees for our point-of-sale hardware and software, site management software solutions and peripherals. Systems sales during the second quarter of 2010 were approximately $42.1 million. This is an increase of $12.2 million, or 41%, from the same period in 2009, and an increase of $7.7 million, or 23%, from the first quarter of 2010. Systems sales during the six-month period ended June 30, 2010 were $76.4 million compared to $56.9 million for the same period in 2009, an increase of 34%. The increases are primarily attributable to the improvements being seen in the global economy, which in turn has resulted in increased new site openings and capital spending from new and existing customers across all areas of our business. The increases are also attributable to several significant contracts being signed within the past couple of quarters and a significant number of those installations occurring during the second quarter of 2010.

Maintenance, subscription and transaction services – The Company derives revenues from maintenance, subscription and transaction services, including hardware maintenance, software support and maintenance, hosted solutions and electronic payment processing services. The majority of these revenues are derived from support and maintenance, which is structured on a renewable basis and is directly attributable to the base of installed sites. A majority of all subscription, maintenance and support contracts are renewed annually. Revenues from maintenance, subscription and transaction services during the second quarter of 2010 were approximately $35.8 million. This is an increase of $3.8 million, or 12%, from the same period in 2009, and a decrease of $0.1 million, or less than 1%, from the first quarter of 2010. Revenues from maintenance, subscription and transaction services during the six-month period ended June 30, 2010 were $71.8 million compared to $63.3 million for the same period in 2009, an increase of 13%. The increases are primarily due to increased demand for hosted solutions and the additional revenues generated in both hardware and software support and maintenance resulting from increased systems sales (which added to our site base for recurring revenue). The slight decline from the first quarter of 2010 is due to lower revenues associated with our electronic payment processing services. During the second quarter of 2010, we amended our agreement with the third party providing sales services to our electronic payment processing service. This amendment changed the financial structure of the business and resulted in the accounting of the associated revenues and costs from gross to net. The impact was a reduction of revenue. However, this change had no effect on the Company’s profit associated with this business.

Professional services – The Company also derives revenues from professional services such as consulting, training, custom software development and systems installations. Revenues from professional services during the second quarter of 2010 were approximately $9.1 million. This is a decrease of $0.1 million, or 1%, from the same period in 2009 and a decrease of $0.1 million, or 2%, from the first quarter of 2010. Revenues from professional services during the six-month period ended June 30, 2010 were $18.4 million compared to $18.6 million for the same period in 2009, a decrease of 1%. In recent months we have begun to see a shift in customer spending away from consulting and custom development projects and towards capital purchases of systems. This shift has resulted in a decrease in our one-time consulting and custom development revenues, but has been partially offset by increases in installations revenues related to increased systems sales.

Systems gross profit – Cost of systems consists primarily of hardware and peripherals for site-based systems and amortization of capitalized labor costs for internally developed software. All costs, other than capitalized software development costs, are expensed as products are shipped, while capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the software. In the second quarter of 2010, systems gross profit increased by $4.8 million, or 33%, as compared to the same period in 2009, and increased by $4.9 million, or 34%, as compared to the first quarter of 2010. In the second quarter of 2010, the gross profit percentage decreased by three points to 46% as compared to 49% for the same period in 2009, and increased by 4 percentage points as compared to the first quarter of 2010. For the six-month period ended June 30, 2010 as compared to the same period in 2009, systems gross profit increased by approximately $6.4 million, or 23%, while the gross profit percentage decreased by four points to 45% as compared to 49% for the same period in 2009. The fluctuations in the gross profit percentage are primarily due to variations in product mix as our hardware products have lower margins than our software products.

Maintenance, subscription and transaction services gross profit – Cost of maintenance, subscription and transaction services consists primarily of personnel and other costs to provide support and maintenance services, hosted solutions and electronic payment processing services. In the second quarter of 2010, the gross profit on maintenance, subscription and transaction services increased by approximately $2.4 million, or 15%, as compared to the same period in 2009, and increased by $0.6 million, or 3%, as compared to the first quarter of 2010. The gross profit percentage increased by one point to 53% in the second quarter of 2010 as compared to 52% for the same period in 2009, and increased by two percentage points as compared to the first quarter of 2010. For the six-month period ended June 30, 2010, the gross profit on maintenance, subscription and transaction services increased by approximately $5.1 million, or 16%, as compared to the same period in 2009, while the gross profit percentage increased by one point to 52%. The slight increases in the gross profit percentages are primarily due to increased revenues from hosted solutions, which have higher margins than support and maintenance. In addition, the change in accounting treatment of our electronic payment processing services (as previously discussed) contributed to a higher margin in the second quarter of 2010 than in previous quarters.

Professional services gross profit – Cost of professional services consists primarily of personnel costs for consulting, training, custom software development and installation services. The gross profit on professional services revenue for the second quarter of 2010 decreased by approximately $0.9 million, or 26%, as compared to the same period in 2009, and increased by less than $0.1 million, or 1%, as compared to the first quarter of 2010. The gross profit percentage decreased by nine points to 27% in the second quarter of 2010 as compared to the same period in 2009, and increased by one percentage point as compared to the first quarter of 2010. For the six-month period ended June 30, 2010, the gross profit on professional services decreased by approximately $1.6 million, or 24%, as compared to the same period in 2009, and the gross profit percentage decreased by eight percentage points to 27%. The decreases in the gross profit percentages are the result of a change in mix, where more revenues came from lower margin services, such as installations, than from higher margin services, such as consulting and custom development services.

Segment revenues – During the second quarter of 2010, total revenues in the Hospitality-Americas business segment were approximately $51.6 million. This is an increase of $10.3 million, or 25%, as compared to the same period in 2009, and an increase of $3.1 million, or 6%, as compared to the first quarter of 2010. Total revenues in the Hospitality-Americas segment for the six-month period ended June 30, 2010 were $100.0 million, which is an increase of $18.7 million, or 23%, as compared to the same period in 2009. The increases are primarily the result of improved economic conditions, which resulted in increased demand for new systems in both our direct and channel businesses. The increases are also due to several significant contracts being signed within the last couple of quarters and a significant amount of installations occurring in the second quarter of 2010.

In the second quarter of 2010, total revenues in the Retail & Entertainment-Americas business segment were approximately $21.9 million. This is an increase of $2.1 million, or 11%, as compared to the same period in 2009, and an increase of $1.2 million, or 6%, as compared to the first quarter of 2010. Total revenues in the Retail & Entertainment-Americas segment for the six-month period ended June 30, 2010 were $42.6 million, which is an increase of $4.7 million, or 12%, as compared to the same period in 2009. The increases are primarily attributable to strength in systems sales along with increases in related support and maintenance revenues across each business within the segment, largely due to improved economic and industry conditions. The increases were partially offset by decreases in one-time consulting and custom development services within our convenience retail business, which did not repeat in 2010.

In the second quarter of 2010, total revenues in the International business segment were approximately $12.1 million. This is an increase of $2.6 million, or 27%, as compared to the same period in 2009, and an increase of $2.3 million, or 24%, as compared to the first quarter of 2010. Total revenues in the International segment for the six-month period ended June 30, 2010 were $21.9 million, which is an increase of $3.6 million, or 20%, as compared to the same period in 2009. The increases are primarily the result of increased systems sales along with hardware and software support and maintenance within our convenience retail business and channel business in Europe.

Segment direct operating income – The Company evaluates the financial performance of the segments based on direct operating income, which is profit or loss before the allocation of certain corporate costs.

In the second quarter of 2010, direct operating income in the Hospitality-Americas business segment was approximately $12.8 million. This is an increase of $3.2 million, or 33%, as compared to the same period in 2009, and an increase of $1.8 million, or 16%, as compared to the first quarter of 2010. Total direct operating income in the Hospitality-Americas segment for the six-month period ended June 30, 2010 was $23.9 million, which is an increase of $5.0 million, or 26%, over the same period in 2009. The increases are primarily attributable to increased profits from systems sales, hosted solutions and hardware and software support and maintenance. These increases were partially offset by an increase in operating expenses, primarily sales commissions, which increased as expected in line with the overall increase in revenues.

In the second quarter of 2010, direct operating income in the Retail & Entertainment-Americas business segment was approximately $6.6 million. This is an increase of $0.6 million, or 10%, as compared to the same period in 2009, and an increase of $1.0 million, or 18%, as compared to the first quarter of 2010. Total direct operating income in the Retail & Entertainment-Americas segment for the six-month period ended June 30, 2010 was $12.3 million, which is an increase of $1.4 million, or 13%, over the same period in 2009. The increases are primarily the result of additional profits resulting from increased systems sales and related support and maintenance revenues, as previously discussed. The increases were partially offset by reduced consulting service profits within our convenience retail business due to one-time projects that were not repeated in 2010.

In the second quarter of 2010, direct operating income in the International business segment was approximately $2.8 million. This is an increase of $1.5 million, or 115%, as compared to the same period in 2009, and an increase of $1.7 million, or 155%, as compared to the first quarter of 2010. Total direct operating income in the International segment for the six-month period ended June 30, 2010 was $3.8 million, which is an increase of $1.6 million, or 73%, over the same period in 2009. The increases are primarily due to additional profits resulting from increased systems sales, including handhelds in the European market, and increased hardware and software support and maintenance revenues.

Total operating expenses – The Company’s total operating expenses increased by approximately $2.6 million, or 9%, during the second quarter of 2010 as compared to the same period in 2009, and by approximately $1.0 million, or 3%, as compared to the first quarter of 2010. Total operating expenses for the six months ended June 30, 2010 increased by approximately $3.1 million, or 5%, as compared to the same period in 2009. Total operating expenses as a percentage of total revenues were 36% in the second quarter of 2010 compared to 40% in the second quarter of 2009 and 38% in the first quarter of 2010. Total operating expenses as a percentage of revenue were 37% for the six months ended June 30, 2010 as compared to 42% for the same period in 2009. The components of operating expenses are discussed below:

•

Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues, which are included in costs of maintenance, subscription and transaction services. Product development expenses increased during the second quarter of 2010 by approximately $0.6 million, or 11%, as compared to the same period in 2009, increased by $0.4 million, or 7%, as compared to the first quarter of 2010, and increased by $1.2 million, or 11%, during the six months ended June 30, 2010 as compared to the same period in 2009. The increases are primarily due to normal fluctuations among maintenance, custom development, capitalized software projects and product development. Product development expenses as a percentage of revenues were 7% for the second quarter of 2010 as compared to 8% for the same period in 2009, 7% for the first quarter of 2010, and 7% for the six-month period ended June 30, 2010 as compared to 8% for the same period in 2009.

•

Sales and marketing expenses – Sales and marketing expenses increased during the second quarter of 2010 by approximately $1.4 million, or 13%, as compared to the same period in 2009, increased by $0.3 million or 3% as compared to the first quarter of 2010, and increased by $2.5 million, or 12%, during the six months ended June 30, 2010 as compared to the same period in 2009. The increases are primarily due to incremental sales commissions expense directly related to the increase in revenues and an increased focus on marketing activities. Sales and marketing expenses as a percentage of revenues were 14% for the second quarter of 2010 as compared to 15% for the same period in 2009, 15% for the first quarter of 2010, and 14% for the six months ended June 30, 2010 as compared to 15% for the same period in 2009.

•

Depreciation and amortization expenses – Depreciation and amortization expenses increased during the second quarter of 2010 by less than $0.1 million, or 1%, as compared to the same period of 2009, decreased by $0.1 million, or 3%, compared to the first quarter of 2010, and increased by approximately $0.2 million, or 3%, during the six months ended June 30, 2010 as compared to the same period in 2009. The slight increases are due to additional depreciation expense resulting from routine capital spending to support our business operations, which was partially offset by a decline in amortization expense for assets that became fully amortized during these periods. Depreciation and amortization expenses as a percentage of revenues were 4% for the second quarter of 2010 as compared to 5% for the same period in 2009, 5% for the first quarter of 2010 and 4% for the six-month period ended June 30, 2010 as compared to 5% for the same period in 2009.

•

General and administrative expenses – General and administrative expenses increased during the second quarter of 2010 by approximately $0.8 million, or 9%, as compared to the same period in 2009, increased by $0.7 million, or 8%, as compared to the first quarter of 2010, and increased by $0.7 million, or 4%, during the six months ended June 30, 2010 as compared to the same period in 2009. The increases are primarily due to additional bonus expense related to the Company’s performance as compared to its operating budget. General and administrative expenses as a percentage of revenues were 11% for the second quarter of 2010 as compared to 13% for the same period in 2009, 12% for the first quarter of 2010, and 11% for the six months ended June 30, 2010 compared to 13% for the same period in 2009.

•

Impairment of goodwill – During the fourth quarter of 2009, the Company recorded a $17.0 million non-cash impairment charge to write off a portion of the goodwill associated with the acquisition of Quest. In the second quarter of 2010, the Company recorded a $0.3 million gain to adjust the initial charge upon completion of the valuation analysis.

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

Interest expense, net – The Company’s interest expense includes interest expense incurred on its long-term debt, revolving line of credit and capital lease obligations. Interest expense decreased by approximately $0.3 million, or 41%, in the second quarter of 2010 as compared to the same period in 2009, decreased by less than $0.1 million, or 6%, as compared to the first quarter of 2010, and decreased by $0.5 million, or 42%, during the six months ended June 30, 2010 as compared to the same period in 2009. These decreases are due to continued paydown of the Company’s outstanding indebtedness and a reduction in interest rates. See Note 7 to the condensed consolidated financial statements for additional discussion of the Company’s credit facility.

Income tax provision – The Company’s effective tax rates for the three months ended June 30, 2010 and 2009 were equal to 38.1% and 38.5%, respectively, inclusive of discrete events. The Company’s effective tax rate for the six-month periods ended June 30, 2010 and 2009 were 40.3% and 37.0%, respectively. The year-over-year increase is primarily attributable to the tax expected on the amount of subpart F income that would be recognized for the current year assuming IRC Section 954(c)(6), Look-Thru Rule for Related Controlled Foreign Corporations, is not extended. The look-thru rule generally excludes from U.S. federal income tax certain dividends, interest, rents, and royalties received or accrued by one controlled foreign corporation (“CFC”) of a U.S. multinational enterprise from a related CFC that would otherwise be taxable pursuant to the subpart F regime. The tax provision permitting the look-thru rule lapsed on December 31, 2009. A proposal to extend the look-thru rule retroactively to January 1, 2010, has been included in proposed legislation but has not been enacted as of June 30, 2010. If the proposal is enacted later in 2010, the annual effective tax rate will be adjusted discretely in the interim period that includes the enactment date. A discrete adjustment will have a significant impact on reducing the effective tax rate.

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

The WFF Credit Agreement was scheduled to expire on March 31, 2010. However, it was refinanced on January 2, 2008 upon the execution of the credit agreement with JPMorgan Chase Bank, N.A., as arranger and administrative agent, and JPMorgan Chase Bank, N.A, SunTrust Bank, Bank of America, BBVA Compass Bank and Wachovia Bank, N.A., as lenders (the “JPM Credit Agreement”). The JPM Credit Agreement provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. An amendment to the JPM Credit Agreement was signed in July 2008, whereby the Company has the right to increase its revolving credit commitment by up to $25 million, subject to the terms and conditions set forth in the JPM Credit Agreement. As of June 30, 2010, aggregate borrowings under this facility totaled $50.4 million, comprised of $33.4 million in revolving loans and $17.0 million in term loan facility borrowings. As of June 30, 2010, revolving loan borrowings available to the Company were equal to $46.6 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.00%, based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00%, based on the Company’s consolidated leverage ratio, as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of the Company’s assets; and limitations on related party transactions. In addition, the JPM Credit Agreement requires the Company to comply with various financial covenants, including maintaining leverage and fixed charge coverage ratios, as defined. The leverage ratio covenant limits the Company’s consolidated indebtedness to a multiple of three times its consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as determined on a pro forma basis over the prior four quarters. The fixed charge coverage ratio requires the Company to maintain the ratio of its consolidated EBITDA as determined on a pro forma basis less capital expenses to its fixed charges (which includes regularly scheduled principal payments, consolidated interest expense, taxes paid or payable in accordance with U.S. GAAP, and restricted payments) to at least 1.2 to 1 for periods ending in 2008, 1.3 to 1 for periods ending in 2009, and 1.35 to 1 thereafter. The JPM Credit Agreement also contains certain customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due (subject to specified grace periods), breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of June 30, 2010.

The Company’s working capital increased by approximately $8.3 million, or 29%, to $37.1 million at June 30, 2010 as compared to $28.8 million at December 31, 2009. The changes in working capital during the first half of 2010 resulted from an increase in the Company’s current assets, equal to approximately $23.1 million, offset by an increase in current liabilities of approximately $14.9 million, as more fully explained below. The Company has historically funded its business through cash generated by operations.

Cash provided by operating activities during the six months ended June 30, 2010 was approximately $12.0 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges, including depreciation, amortization, stock-based compensation and other charges. Changes in assets and liabilities increased operating cash flows during the first half of 2010, primarily due to increases in accounts payable, bonus accruals and accrued expenses (which have a positive impact on cash flow), which were a direct result of the increase in inventory and the fact that payments due to our vendors that supplied the Company with inventory were not due at quarter-end. These increases were partially offset by increases in accounts receivable and inventory (which have a negative effect on cash flow) that were attributable to increased sales, the timing of certain cash collections and anticipation of increases in hardware shipments in future quarters. In addition, there was also an increase in customer deposits and unearned revenue which was a result of collecting calendar year support and maintenance billings, which have been deferred and are being recognized as revenue over the course of 2010. If near-term demand for the Company’s products weakens, or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

Cash provided by operating activities during the six months ended June 30, 2009 was approximately $24.3 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges, including depreciation, amortization, stock-based compensation and other charges. Changes in assets and liabilities increased operating cash flows during the first half of 2009, principally due to our continued focus on collections which resulted in a reduction in accounts receivable, a focus on inventory management which resulted in a decrease in inventories, and an increase in customer deposits and unearned revenue which was a result of collecting on calendar year support and maintenance billings, which were deferred and were recognized as revenue over the course of 2009. These increases in operating cash flows were offset by a decrease in accounts payable due to normal quarterly fluctuations and annual bonuses and commissions paid during the first half of 2009.

Cash used in investing activities during the six months ended June 30, 2010 was approximately $5.0 million. Approximately $3.0 million was used to invest in property and equipment. In addition, the Company continued to increase its investment in future products by investing $2.0 million in internally developed, capitalizable software during the first half of 2010.

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

Cash used in financing activities during the six months ended June 30, 2010 was approximately $4.1 million. Financing activities included scheduled payments under the JPM Credit Agreement and payments against the revolving loan facility, scheduled payments against the Company’s capital lease obligations and the impact of tax benefits related to share-based compensation. Lastly, the Company received cash proceeds from employees for the exercise of stock options and the purchase of shares issued under the employee stock purchase plan.

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

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2017. Additionally, the Company leases computer equipment under capital lease agreements which expire on various dates through July 2013. Contractual obligations as of June 30, 2010 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital leases	$1,043	$704	$337	$2	$—
Operating leases (1)	21,855	5,162	8,515	4,683	3,495
Other obligations:
Revolving credit facility (JPM Credit Agreement)	33,400	—	33,400	—	—
Term loan facility (JPM Credit Agreement)	17,000	6,000	11,000	—	—
Austrian research & development loan	533	—	533	—	—
Estimated interest payments on credit facility and term notes (2)	4,344	1,949	2,395	—	—
Purchase commitments (3)	16,853	15,500	1,353	—	—

Total contractual obligations	$95,028	$29,315	$57,533	$4,685	$3,495

(1)	This schedule includes the future minimum lease payments related to facilities that are being subleased. The total minimum rentals to be received in the future under subleases as of June 30, 2010 are approximately $1.7 million in less than one year and $2.4 million in one to three years.
(2)	For purposes of this disclosure, we used the interest rates in effect as of June 30, 2010 to estimate future interest expense. See Note 7 to the condensed consolidated financial statements for further discussion of our debt components and their interest rate terms.
(3)	The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The related supplies are to be delivered at various dates through December 2011.

At June 30, 2010, the Company had a $2.9 million reserve for unrecognized tax benefits, which is not reflected in the table above. Substantially all of this tax reserve is classified in other long-term liabilities and deferred income taxes on the accompanying condensed consolidated balance sheet.

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

Accounting Pronouncements

Recently Issued Standards

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20 (“ASU 2010-20”), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires enhanced disclosures with disaggregated information regarding the credit quality of an entity’s financing receivables and its allowance for credit losses. The update also requires disclosure of credit quality indicators, past due information, and modifications of its financing receivables. We are required to adopt this ASU effective for interim and annual reporting periods ending after December 15, 2010. We are currently evaluating the impact of this guidance. However, except for the additional required disclosures, we do not anticipate that application of this guidance will have an impact on the Company.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-14 (“ASU 2009-14”), Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force. This ASU establishes that tangible products that contain software that works together with the nonsoftware components of the tangible product to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. These items should be accounted for under other appropriate revenue recognition guidance. We are required to adopt this ASU prospectively for new or materially modified agreements as of January 1, 2011 and concurrently with ASU 2009-13, which is described below. Full retrospective application is optional and early adoption is permitted at the beginning of a fiscal year. We are currently evaluating the impact of this ASU on our financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Radiant Systems, Inc. and its subsidiaries (“Radiant,” “Company,” “we,” “us,” or “our”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of Radiant, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Radiant’s future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), including the section titled “Risk Factors” therein, as updated and superseded by Radiant’s Current Report on Form 8-K dated June 25, 2010. These and many other factors could affect Radiant’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Radiant or on its behalf. Radiant undertakes no obligation to revise or update any forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The Company’s financial instruments that are subject to market risks are its long-term debt instruments. During the second quarter of 2010, the weighted average interest rate on its long-term debt was approximately 2.5%. A 10% increase in this rate would have impacted interest expense by less than $0.1 million for the three-month period ended June 30, 2010.

Foreign Exchange

The Company’s revenues derived from sources outside of the United States were approximately $14.3 million and $10.7 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $26.5 million and $20.3 million for the six months ended June 30, 2010 and 2009, respectively. The Company’s business outside the United States is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors.

Based on their evaluation as of June 30, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

During the quarter ended June 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (“2/97 S-1”), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (“6/97 S-1”), (iii) the Registrant’s Form 8-K filed December 17, 2007 (the “December 17, 2007 8-K”), and (iv) the Registrant’s Form 8-K filed January 8, 2008 (the “January 8, 2008 8-K”), (v) the Registrant’s Form 8-K filed July 9, 2008 (the “July 9, 2008 8-K”), (vi) a Registration Statement on Form S-3 for the Registrant, Registration No. 333-162309 (“10/09 S-3”).

Exhibit No.	Description
*2.1	Share Purchase Agreement, dated December 11, 2007, by and among Radiant Systems, Inc., Quest Retail Technology Pty Ltd, and David Brown (December 17, 2007 8-K).

*2.1.1	First Amendment to Share Purchase Agreement, dated as of January 4, 2008, by and among Radiant Systems, Inc., RADS Australia Holdings Pty Ltd, Quest Retail Technology Pty Ltd, and David Brown (January 8, 2008 8-K).

*2.2	Stock Purchase Agreement dated as of July 3, 2008, by and among Radiant Systems GmbH, Orderman GmbH, Alois Eisl, Franz Blatnik, Gottfried Kaiser, and Ing. Willi Katamay (July 9, 2008 8-K).

*3.1	Amended and Restated Articles of Incorporation (6/97 S-1).

*3.2	Amended and Restated Bylaws (2/97 S-1).

*3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Radiant Systems, Inc. (10/09 S-3).

4.1	Amendment No. 4 dated as of June 30, 2010 to the Credit Agreement dated as of January 2, 2008, by and among Radiant Systems, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC

Dated: August 6, 2010	By:	/s/ MARK E. HAIDET
Mark E. Haidet,
Chief Financial Officer
(Duly authorized officer and principal financial officer)