Form 10-Q
period 2010-09-30
RADIANT SYSTEMS INC
filed 2010-11-05
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 2, 2010, there were 38,998,231 shares of the registrant’s no par value common stock outstanding.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$57,623	$15,521
Accounts receivable, net	57,499	42,515
Inventories	38,175	29,662
Deferred tax assets	6,061	5,690
Other current assets	3,235	4,587

Total current assets	162,593	97,975
Property and equipment, net	23,953	24,923
Software development costs, net	13,046	11,810
Deferred tax assets, non-current	2,096	1,323
Goodwill	109,575	107,819
Intangible assets, net	35,691	42,428
Other long-term assets	9,693	2,319

Total assets	$356,647	$288,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$6,000	$6,000
Accounts payable	18,963	17,724
Accrued liabilities	28,077	23,462
Customer deposits and unearned revenues	27,421	21,157
Current portion of capital lease payments	527	842

Total current liabilities	80,988	69,185
Capital lease payments, net of current portion	238	576
Long-term debt, net of current portion	10,243	56,626
Deferred tax liabilities, non-current	4,886	4,265
Other long-term liabilities	11,727	4,602

Total liabilities	108,082	135,254

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 38,808,547 and 33,239,198 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	242,470	164,769
Retained earnings (accumulated deficit)	6,780	(9,081)
Accumulated other comprehensive loss	(685)	(2,345)

Total shareholders’ equity	248,565	153,343

Total liabilities and shareholders’ equity	$356,647	$288,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Systems	$42,180	$29,619	$118,565	$86,499
Maintenance, subscription and transaction services	36,993	33,501	108,769	96,781
Professional services	10,076	7,820	28,490	26,395

Total revenues	89,249	70,940	255,824	209,675
Cost of revenues:
Systems	23,589	16,051	65,955	45,278
Maintenance, subscription and transaction services	17,497	16,340	52,023	47,430
Professional services	6,903	5,353	20,376	17,401

Total cost of revenues	47,989	37,744	138,354	110,109

Gross profit	41,260	33,196	117,470	99,566

Operating expenses:
Product development	6,670	5,911	18,567	16,624
Sales and marketing	11,817	10,288	35,374	31,378
Depreciation of fixed assets	1,466	1,143	4,416	3,625
Amortization of intangible assets	2,157	2,380	6,509	6,969
General and administrative	10,087	7,701	29,231	26,142
Impairment of goodwill (see Note 4)	—	—	(313)	—
Other charges and income, net (see Note 8)	—	—	—	1,153

Total operating expenses	32,197	27,423	93,784	85,891

Income from operations	9,063	5,773	23,686	13,675
Interest income	(116)	(16)	(123)	(55)
Interest expense	293	542	1,050	1,869
Other income, net	(3)	(21)	(128)	(88)

Income before taxes	8,889	5,268	22,887	11,949
Income tax provision	1,387	1,847	7,026	4,321

Net income	$7,502	$3,421	$15,861	$7,628

Net income per share:
Basic income per share	$0.21	$0.10	$0.46	$0.23
Diluted income per share	$0.20	$0.10	$0.44	$0.23
Weighted average shares outstanding:
Basic	35,354	33,002	34,290	32,834
Diluted	36,916	34,269	35,808	33,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
BALANCE, December 31, 2009	33,239	$—	$164,769	$(9,081)	$(2,345)	$153,343

Components of comprehensive income:
Net income	—	—	—	15,861	—	15,861
Foreign currency translation adjustment	—	—	—	—	1,660	1,660

Total comprehensive income	—	—	—	15,861	1,660	17,521
Exercise of employee stock options	1,902	—	14,315	—	—	14,315
Stock issued under Employee Stock Purchase Plan	11	—	166	—	—	166
Net tax benefits related to stock-based compensation	—	—	3,940	—	—	3,940
Restricted stock awards	214	—	1,910	—	—	1,910
Stock-based compensation	—	—	2,072	—	—	2,072
Issuance of common stock	3,502	—	56,365	—	—	56,365
Tax withholdings related to net share settlement of stock options	—	—	(421)	—	—	(421)
Retirement of repurchased Company stock	(60)	—	(646)	—	—	(646)

BALANCE, September 30, 2010	38,808	$—	$242,470	$6,780	$(685)	$248,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,861	$7,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,078	11,942
Provision for deferred income taxes	(608)	1,631
Impairment of goodwill	(313)	—
Stock-based compensation expense	3,971	3,555
Other charges and income, net (see Note 8)	—	(190)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(15,220)	3,069
Inventories	(8,627)	2,418
Other assets	2,154	(2,239)
Accounts payable	1,700	(2,331)
Accrued liabilities	4,682	7,867
Customer deposits and unearned revenue	2,057	3,802
Other liabilities	3,020	(495)

Net cash provided by operating activities	21,755	36,657
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,379)	(4,217)
Capitalized software development costs	(2,913)	(3,307)
Proceeds from notes receivable	233	—
Purchase of customer list	—	(2,000)
Proceeds from sale of building	—	216
Purchase price adjustment for Hospitality EPoS	—	(97)

Net cash used in investing activities	(7,059)	(9,405)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	56,491	—
Proceeds from exercise of employee stock options	13,669	854
Proceeds from shares issued under Employee Stock Purchase Plan	166	169
Tax benefits related to stock-based compensation	3,940	114
Tax withholdings related to net share settlement of stock options	(421)	—
Principal payments on capital lease obligations	(653)	(626)
Principal payments on term loan under JPM Credit Agreement	(4,500)	(4,500)
Proceeds from revolving loan under the JPM Credit Agreement	16,350	21,200
Repayments of revolving loan under the JPM Credit Agreement	(58,350)	(47,700)
Proceeds from research and development notes payable	134	239
Repayments of research and development notes payable	—	(81)

Net cash provided by (used in) financing activities	26,826	(30,331)

Effect of exchange rate changes on cash and cash equivalents	580	1,332

Increase (decrease) in cash and cash equivalents	42,102	(1,747)
Cash and cash equivalents at beginning of period	15,521	16,450

Cash and cash equivalents at end of period	$57,623	$14,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$912	$1,827
Cash paid for income taxes	$6,102	$1,795

SCHEDULE OF NON-CASH TRANSACTIONS:
Assets acquired under capital leases	$—	$155
Purchases of property and equipment	$28	$126
Amendment to agreement with Century Payments, Inc.	$9,000	$—
Removal of capitalized contract costs	$(2,849)	$—
Net share settlement of stock options exercised, repurchased and retired	$646	$—
Accrued expenses related to issuance of common stock	$(126)	$—
Non-cash transactions related to acquisitions:
Purchase price adjustment related to Hospitality EPoS	$—	$(16)
Purchase price adjustment related to Jadeon	$—	$(108)
Purchase price adjustment related to Orderman	$—	$(214)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The information contained in this report is filed by Radiant Systems, Inc. and subsidiaries (“Radiant,” the “Company,” “we,” “us,” or “our”). In the opinion of management, the unaudited interim condensed consolidated financial statements of Radiant, included herein, have been prepared on a basis consistent with the December 31, 2009 audited consolidated financial statements, and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Radiant’s Form 10-K for the year ended December 31, 2009, as updated and superseded by Radiant’s Current Report on Form 8-K dated June 25, 2010 (the “June 25, 2010 8-K”). Radiant’s results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of future operating results.

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

As described in the June 25, 2010 8-K, effective January 1, 2010, the Company reorganized its business segments to better reflect the Company’s management structure and revenue streams as well as to better identify the operational and geographic scope of its segments. The change resulted in three reportable segments: (1) Hospitality-Americas, (2) Retail & Entertainment-Americas and (3) International. Prior to this change, the Company’s reportable segments were Hospitality and Retail. The June 25, 2010 8-K also provides prior-period segment information which has been recast as a result of these organizational changes.

Repurchased or Reacquired Company Stock

The Company records repurchased or reacquired Company stock at cost and allocates this value to additional paid-in capital.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding	35,354	33,002	34,290	32,834
Dilutive effect of outstanding stock options	1,562	1,267	1,518	666

Weighted average common shares outstanding assuming dilution	36,916	34,269	35,808	33,500

For the three months ended September 30, 2010 and 2009, options to purchase approximately 0.7 million and 3.2 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were anti-dilutive for the periods then ended. For the nine months ended September 30, 2010 and 2009, options to purchase approximately 1.5 million and 3.9 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were anti-dilutive for the periods then ended.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Comprehensive Income (Loss)

The Company follows FASB ASC Topic 220, Comprehensive Income, (“ASC 220”). ASC 220 establishes the rules for the reporting of comprehensive income and its components. The Company’s comprehensive income (loss) includes net income and foreign currency translation adjustments. Total comprehensive income for the three months ended September 30, 2010 and 2009 was approximately $16.4 million and $9.2 million, respectively. Total comprehensive income for the nine months ended September 30, 2010 and 2009 was approximately $17.5 million and $22.4 million, respectively.

Financing Costs Related to Long-Term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt. The Company incurred financing costs equal to $1.2 million related to the JPM Credit Agreement during the first half of 2008. The costs were deferred and are being amortized over the life of the loan, which is five years. Amortization of these financing costs was approximately $0.1 million for each of the three month periods ended September 30, 2010 and 2009. Amortization of these financing costs was approximately $0.2 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively.

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

•

Long-term debt — Term loan – To estimate the fair value of our term loan, which is not quoted on an exchange, the Company used those interest rates that were currently available to it for issuance of debt with similar terms and remaining maturities. At September 30, 2010, the fair value of the $15.5 million principal amount of the term loan under the JPM Credit Agreement was approximately $15.2 million.

•

Long-term debt — Revolving credit loan – To estimate the fair value of our revolving credit facility, which is not quoted on an exchange, the Company uses those interest rates currently available to it in conjunction with management’s estimate of the amounts and timing of the repayment of principal amounts and related interest. At September 30, 2010, the Company had no revolving loan facility borrowings. See Note 7 for additional discussion of the Company’s credit facility.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. STOCK-BASED COMPENSATION

Radiant has adopted equity incentive plans that provide for the grant of incentive and non-qualified stock options and restricted stock awards to directors, officers and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. In addition, Radiant provides employees stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). The ESPP permits employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. Based on these terms, the ESPP will not result in any future stock compensation expense. The Company has authorized approximately 19.6 million shares for awards of stock options and restricted stock, of which approximately 1.7 million shares are available for future grants as of September 30, 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues - systems	$48	$28	$131	$105
Cost of revenues - maintenance, subscription and transaction services	28	19	73	62
Cost of revenues - professional services	41	66	107	227
Product development	142	56	345	177
Sales and marketing	240	154	648	583
General and administrative	816	643	2,667	2,402

Total non-cash stock-based compensation expense	1,315	966	3,971	3,556
Estimated income tax benefit	(497)	(354)	(1,501)	(1,274)

Total non-cash stock-based compensation expense, net of tax benefit	$818	$612	$2,470	$2,282

Impact on net income per share and diluted net income per share	$0.02	$0.02	$0.07	$0.07

The Company capitalized less than $0.1 million in stock-based compensation expense related to product development in each of the three and nine-month periods ended September 30, 2010 and 2009.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Options

The exercise price of each stock option equals the market price of Radiant’s common stock on the date of grant. Most options are scheduled to vest equally over a three or four-year period or when certain stock performance requirements are met. These stock performance requirements include a provision that allows for early vesting if certain stock price targets are met. The Company recognizes stock-based compensation expense using the graded vesting attribution method. Outstanding options expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions used in the model for the three and nine-month periods ended September 30, 2010 and 2009 are outlined in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected volatility	71%	70%	69 -71%	69% -70%
Expected life (in years)	3-4	3-4	3-4	3-4
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.1%	1.9%	1.1 -2.0%	1.6 -2.2%

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

A summary of the changes in stock options outstanding under our stock-based compensation plans during the nine months ended September 30, 2010 is presented below:

(in thousands, except per share data)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	5,875	$9.37	3.30	$14,656
Granted	536	$13.47
Exercised	(1,902)	$7.53
Forfeited or cancelled	(61)	$17.96

Outstanding at September 30, 2010	4,448	$10.53	3.15	$29,319

Vested or expected to vest at September 30, 2010	4,389	$10.53	3.11	$28,923
Exercisable at September 30, 2010	3,191	$10.75	2.40	$20,342
Exercisable at December 31, 2009	4,455	$9.51	2.98	$10,278

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The weighted average grant-date fair value of options granted during the three-month periods ended September 30, 2010 and 2009 was $8.02 and $5.17, respectively. The weighted average grant-date fair value of options granted during the nine-month periods ended September 30, 2010 and 2009 was $7.21 and $1.69, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the three-month periods ended September 30, 2010 and 2009, was $8.7 million and $0.9 million, respectively, and $14.8 million and $1.0 million for the nine-month periods ended September 30, 2010, and 2009, respectively. The total fair value of options that vested during each of the three-month periods ended September 30, 2010 and 2009 was approximately $0.2 million. The total fair value of options that vested during the nine-month periods ended September 30, 2010 and 2009 was approximately $2.9 million and $3.2 million, respectively. There were unvested options outstanding to purchase approximately 1.3 million shares and 1.8 million shares as of September 30, 2010 and 2009, respectively, with a weighted-average grant-date fair value of $4.92 and $3.40, respectively. None of the 1.3 million shares that were unvested at September 30, 2010 had a vesting period based on stock performance requirements. Of the 1.8 million shares that were unvested at September 30, 2009, there were 0.3 million shares that had a vesting period based on stock performance requirements. The unvested shares have a total unrecognized compensation expense as of September 30, 2010 and 2009 equal to approximately $3.1 million and $2.0 million, respectively, net of estimated forfeitures, which will be recognized over the weighted average periods of 1.1 years and 0.9 years, respectively. The Company recognized stock-based compensation expense related to employee and director stock options equal to approximately $0.7 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $2.0 million and $2.3 million for the nine months ended September 30, 2010 and 2009, respectively. Cash received from stock options exercised was approximately $7.6 million and $0.8 million during the three-month periods ended September 30, 2010 and 2009, respectively, and $13.7 million and $0.9 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

Restricted Stock Awards

The Company awarded less than 0.1 million shares of restricted stock to employees during each of the three-month periods ended September 30, 2010 and 2009. The Company awarded approximately 0.2 million shares and 0.4 million shares of restricted stock to employees during the nine-month periods ended September 30, 2010 and 2009, respectively. These restricted stock awards vest at various times over a three-year period from the date of grant. The weighted average grant-date fair value of restricted stock awards granted during the three-month periods ended September 30, 2010 and 2009 was $14.82 and $10.11 per share, respectively. The weighted average grant-date fair value of restricted stock awards granted during the nine-month periods ended September 30, 2010 and 2009 was $13.55 and $3.35 per share, respectively. The Company recognized stock-based compensation expense related to restricted stock awards equal to approximately $0.6 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $1.9 million and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively. The total fair value of restricted stock awards that vested during the three-month period ended September 30, 2010 was less than $0.1 million. No restricted stock awards vested during the three-month period ended September 30, 2009. The total fair value of restricted stock awards that vested during the nine-month periods ended September 30, 2010 and 2009 was approximately $0.7 million and $0.4 million, respectively. There were unvested restricted stock awards outstanding at September 30, 2010 and 2009 equal to approximately 0.8 million shares and 0.6 million shares, respectively, with a weighted-average grant-date fair value of $8.62 and $6.90 per share, respectively. The unvested restricted stock awards had a total unrecognized compensation expense as of September 30, 2010 and 2009 equal to approximately $3.5 million and $2.5 million, respectively, which will be recognized over the weighted average periods of 1.5 years and 2.0 years, respectively. The unvested restricted stock awards outstanding are included in the calculation of common shares outstanding as of September 30, 2010.

3. ACQUISITIONS

There were no acquisitions during the periods covered by this report.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4. GOODWILL AND INTANGIBLE ASSETS

In accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”), we classify purchased intangibles into three categories: (1) goodwill; (2) finite-lived intangible assets subject to amortization; and (3) indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets are not amortized. As required by ASC 350, these assets are tested for impairment on at least an annual basis.

Goodwill

Goodwill is recognized when the consideration paid for a business acquisition exceeds the fair value of the net assets acquired, including tangible and intangible assets. Changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are as follows (in thousands):

	Hospitality- Americas	Retail & Entertainment- Americas	International	Total
Gross goodwill	47,770	58,346	24,883	130,999
Accumulated impairment losses	(2,252)	(17,008)	(3,920)	(23,180)

BALANCE, December 31, 2009	$45,518	$41,338	$20,963	$107,819

Impairment charge adjustment for Quest (1)	—	313	—	313
Currency translation adjustments related to acquisitions	—	3,385	57	3,442
Currency translation adjustments related to impairment losses	—	(1,609)	(390)	(1,999)

Gross goodwill	47,770	61,731	24,940	134,441
Accumulated impairment losses	(2,252)	(18,304)	(4,310)	(24,866)

BALANCE, September 30, 2010	$45,518	$43,427	$20,630	$109,575

(1)	During the year ended December 31, 2009, the Company recognized a provisional non-cash charge of approximately $17.0 million related to the impairment of Quest’s goodwill. A true-up adjustment of approximately $0.3 million related to this impairment charge was recorded in the second quarter of 2010.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Intangible Assets

Intangible assets recorded in connection with business acquisitions are stated at their fair value, determined as of the date of acquisition, less accumulated amortization, if applicable. These assets consist of finite-lived and indefinite-lived intangibles, including core and developed technology, customer relationships, noncompete agreements, trademarks and tradenames. Amortization of finite-lived intangible assets is recognized on a straight-line basis over their estimated useful lives. A summary of the Company’s intangible assets as of September 30, 2010 and December 31, 2009 is as follows (in thousands):

	Weighted Average Amortization Lives	September 30, 2010		December 31, 2009
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Hospitality-Americas
Core and developed technology	3.2 years	$12,500	$(12,500)	$12,500	$(12,500)
Reseller network	15.0 years	9,200	(4,114)	9,200	(3,654)
Direct sales channel	10.0 years	3,600	(2,415)	3,600	(2,145)
Covenants not to compete	3.3 years	1,600	(1,599)	1,600	(1,569)
Trademarks and tradenames	Indefinite	1,300	—	1,300	—
Trademarks and tradenames	5.0 years	300	(299)	300	(254)
Customer list and contracts	4.2 years	7,195	(4,431)	7,195	(3,147)

Total Hospitality-Americas		35,695	(25,358)	35,695	(23,269)

Retail & Entertainment-Americas
Core and developed technology	4.5 years	8,110	(6,145)	7,952	(5,540)
Reseller network	10.1 years	9,739	(4,869)	9,437	(4,004)
Subscription sales	4.0 years	1,400	(1,400)	1,400	(1,400)
Covenants not to compete	10.0 years	150	(97)	150	(86)
Trademarks and tradenames	Indefinite	1,303	—	1,200	—
Trademarks and tradenames	6.0 years	700	(554)	700	(467)
Customer list and contracts	9.7 years	4,738	(1,450)	4,719	(1,109)
Backlog	2 months	92	(92)	92	(92)

Total Retail & Entertainment-Americas		26,232	(14,607)	25,650	(12,698)

International
Core and developed technology	4.3 years	8,717	(3,191)	9,148	(1,623)
Reseller network	7.0 years	6,160	(2,004)	6,428	(1,361)
Trademarks and tradenames	Indefinite	1,633	—	1,720	—
Customer list and contracts	10.0 years	1,895	(487)	1,910	(350)

Total International		18,405	(5,682)	19,206	(3,334)

Other intangible assets		2,021	(1,015)	2,021	(843)

Total intangible assets		$82,353	$(46,662)	$82,572	$(40,144)

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The table below summarizes the approximate amortization expense, assuming no future acquisitions, dispositions or impairments of intangible assets, for the following 12-month periods subsequent to September 30, 2010 (in thousands):

12-month period ended September 30,
2011	$8,177
2012	5,653
2013	4,555
2014	4,072
2015	2,742
Thereafter	6,256

$31,455

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the Company’s accounts receivable as of September 30, 2010 and December 31, 2009 is as follows (in thousands):

	September 30,	December 31,
	2010	2009
Trade receivables billed	$57,153	$43,220
Trade receivables unbilled	3,929	3,127

	61,082	46,347
Less allowance for doubtful accounts	(3,583)	(3,832)

	$57,499	$42,515

The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of customers to make required payments. Estimates are developed by using standard quantitative measures based on customer payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Bad debt expense totaled approximately $0.1 million and less than $0.1 million for the three-month periods ended September 30, 2010 and 2009, respectively, and totaled approximately $0.3 million and $0.5 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

6. INVENTORY

Inventories consist principally of computer hardware and software media and are stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventory as of September 30, 2010 and December 31, 2009 is as follows (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$25,236	$14,451
Work in process	334	375
Finished goods	12,605	14,836

	$38,175	$29,662

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

The WFF Credit Agreement was scheduled to expire on March 31, 2010. However, it was refinanced on January 2, 2008 upon the execution of the credit agreement with JPMorgan Chase Bank, N.A., as arranger and administrative agent, and JPMorgan Chase Bank, N.A, SunTrust Bank, Bank of America, BBVA Compass Bank and Wachovia Bank, N.A., as lenders (the “JPM Credit Agreement”). The JPM Credit Agreement and subsequent amendments thereto provide for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. The Company has the right to increase the revolving credit commitment by up to $25 million, subject to the terms and conditions set forth in the JPM Credit Agreement. As of September 30, 2010, aggregate borrowings under this facility totaled $15.5 million, comprised of $15.5 million in term loan facility borrowings and no amounts outstanding under the revolving loan facility. As of September 30, 2010, revolving loan borrowings available to the Company were equal to $80.0 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.00%, based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00%, based on the Company’s consolidated leverage ratio, as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of the Company’s assets; and limitations on related party transactions. In addition, the JPM Credit Agreement requires the Company to comply with various financial covenants, including maintaining leverage and fixed charge coverage ratios, as defined. The leverage ratio covenant limits the Company’s consolidated indebtedness to a multiple of three times its consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as determined on a pro forma basis over the prior four quarters. The fixed charge coverage ratio requires the Company to maintain the ratio of its consolidated EBITDA as determined on a pro forma basis less capital expenses to its fixed charges (which includes regularly scheduled principal payments, consolidated interest expense, taxes paid or payable in accordance with U.S. GAAP, and restricted payments) to at least 1.2 to 1 for periods ending in 2008, 1.3 to 1 for periods ending in 2009, and 1.35 to 1 thereafter. The JPM Credit Agreement also contains certain customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due (subject to specified grace periods), breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of September 30, 2010.

In the third quarter of 2008, the Company assumed research and development loans with the Austrian government in the amount of $0.1 million in conjunction with the acquisition of Orderman, bearing interest at approximately 2.50%, which were repaid in the third quarter of 2009. In the fourth quarter of 2008, the Company entered into an additional research and development loan with the Austrian government in the amount of $0.7 million, bearing interest at approximately 2.50%. As of September 30, 2010, approximately $0.7 million was outstanding on this loan. This loan matures on March 31, 2013.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following is a summary of long-term debt and the related balances as of September 30, 2010 and December 31, 2009 (in thousands):

Description of Debt	September 30, 2010	December 31, 2009
Revolving credit loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined, and at the Alternative Base Rate plus the applicable margin, as defined (3.50% as of September 30, 2010), maturing on January 2, 2013	$—	$42,000
Term loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined (1.56% as of September 30, 2010), maturing on January 2, 2013	15,500	20,000
Research and development loan from the Austrian government bearing interest at approximately 2.50%, maturing on March 31, 2013	743	626

Total	16,243	62,626
Less: Current portion of long-term debt	6,000	6,000

Long-term debt, net of current portion	$10,243	$56,626

Approximate annual maturities of notes payable for the following 12-month periods subsequent to September 30, 2010 are listed below (in thousands):

12-month period ended September 30,
2011	$6,000
2012	7,500
2013	2,743

$16,243

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

This amendment resulted in a restructuring charge of approximately $0.9 million in the third quarter of 2008, which consisted of $0.3 million for construction allowance and $0.6 million of lease restructuring reserves associated with the amendment to the sublease. As of September 30, 2010, approximately $0.3 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the first quarter of 2013 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2009	$183	$233	$416

Expenses charged against restructuring reserve	(50)	(71)	(121)

Balance, September 30, 2010	$133	$162	$295

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

This consolidation resulted in a restructuring charge of approximately $1.5 million in the third quarter of 2005, which consisted of $1.2 million for facility consolidations and $0.3 million of fixed asset write-offs associated with the facility consolidation. As of September 30, 2010, approximately $0.1 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the fourth quarter of 2010 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2009	$180	$—	$180

Expenses charged against restructuring reserve	(123)	—	(123)

Balance, September 30, 2010	$57	$—	$57

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

9. SEGMENT REPORTING

We currently operate in three segments: (1) Hospitality-Americas, (2) Retail & Entertainment-Americas and (3) International. The Hospitality-Americas segment represents our North and South American restaurants business, which includes fast food, delivery, quick service and table service restaurant operators. Our Retail & Entertainment-Americas segment is comprised of our other North and South American business lines which serve petroleum and convenience retailers, specialty retailers and entertainment venues, including movie theaters, stadiums and arenas. The International segment focuses on our foreign operations outside of the Company’s other two segments, and primarily focuses on restaurant businesses and petroleum and convenience retail businesses. These segments became effective January 1, 2010 and replace the former reportable segments of Hospitality and Retail. All information reported for fiscal year 2009 has been reclassified to present data in accordance with the new segments.

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

The following table presents revenue for the Company’s reportable segments as well as a reconciliation of segment direct operating income to the Company’s consolidated income before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Hospitality-Americas	$54,630	$41,419	$154,643	$122,752
Retail & Entertainment-Americas	23,871	19,923	66,510	57,878
International	9,618	8,862	31,469	27,168
Corporate	1,130	736	3,202	1,877

Total revenues	$89,249	$70,940	$255,824	$209,675

Direct operating income:
Hospitality-Americas	$14,323	$8,585	$38,217	$27,490
Retail & Entertainment-Americas	7,268	5,515	19,545	16,421
International	1,112	699	4,873	2,857
Corporate	107	33	555	60

Total segment direct operating income	22,810	14,832	63,190	46,828
Indirect corporate operating costs (a)	(9,202)	(5,093)	(26,197)	(19,378)
Indirect depreciation and amortization expense (b)	(3,230)	(3,000)	(9,649)	(9,066)
Stock-based compensation expense (c)	(1,315)	(966)	(3,971)	(3,556)
Interest and other, net (d)	(174)	(505)	(486)	(2,879)

Total income before taxes	$8,889	$5,268	$22,887	$11,949

(a)	Represents unallocated corporate expenses including central marketing, product development and general and administrative costs.

(b)	Depreciation expense and amortization of intangible assets for each reportable segment are included in a separate schedule within this note.

(c)	See Note 2 for additional discussion of stock-based compensation expense.

(d)	Unless otherwise stated, the items in this category are not attributable to any of our reportable segments. This amount for the nine-month period ended September 30, 2010 includes a $0.3 million reduction of the 2009 goodwill impairment charge related to Quest within our Retail & Entertainment-Americas segment (second quarter 2010). This amount for the nine-month period ended September 30, 2009 includes a write-off charge of approximately $0.5 million for certain third-party software licenses that were deemed unusable (first quarter 2009), a charge of approximately $0.7 million related to severance costs and restructuring of the organization (first quarter 2009), and a net gain of approximately $0.1 million on the sale of a building (first quarter 2009).

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Segment assets consist primarily of accounts receivable, goodwill and intangible assets. The following table presents assets for the Company’s reportable segments as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Assets:
Hospitality-Americas	$102,006	$98,349
Retail & Entertainment-Americas	75,609	72,082
International	56,880	59,242
Corporate	122,152	58,924

Total assets	$356,647	$288,597

The following table presents depreciation and amortization expense for the Company’s reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Depreciation and amortization:
Hospitality-Americas	$1,065	$1,087	$3,189	$3,208
Retail & Entertainment-Americas	716	1,051	2,161	3,061
International	1,032	748	3,146	2,122
Corporate	1,550	1,119	4,582	3,551

Total depreciation and amortization	$4,363	$4,005	$13,078	$11,942

10. INCOME TAX

The Company follows the guidance issued by the FASB related to accounting for uncertainty in income taxes. This guidance, included in ASC Topic 740, Income Taxes, prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions, for financial statement purposes. The guidance also requires expanded disclosure with respect to the uncertainty in income taxes. During the three-month and nine-month periods ended September 30, 2010, the reserve for uncertainty in income taxes was increased by approximately $0.2 million and $0.4 million, respectively.

Consistent with the Company’s continuing practice, interest and/or penalties related to income tax matters are recorded as part of income tax expense. The Company has accrued less than $0.1 million of interest and penalties associated with uncertain tax positions during the three and nine-month periods ended September 30, 2010.

The Company’s effective tax rates for the three months ended September 30, 2010 and 2009 were equal to 15.6% and 35.1%, respectively, inclusive of discrete events. The Company’s effective tax rates for the nine months ended September 30, 2010 and 2009 were 30.7% and 36.2%, respectively. The quarter-over-quarter and year-over-year decrease is primarily attributable to discrete events including the completion of a multi-year research and development credit and tax planning due to the lapse of IRC Section 954(c)(6). IRC Section 954(c)(6) generally excludes from U.S. federal income tax certain dividends, interest, rents and royalties received or accrued by one controlled foreign corporation (“CFC”) of a U.S. multinational enterprise from a related CFC that would otherwise be taxable pursuant to the subpart F regime. The tax provision permitting the look thru rule lapsed on December 31, 2009; therefore, certain CFC income is included in the annual effective tax rate. Proposed legislation has not been enacted as of September 30, 2010 but tax planning resulted in the reduction of the majority of the 954(c)(6) income inclusion as a discrete event during the quarter ended September 30, 2010.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

11. RELATED PARTY TRANSACTIONS

None

12. SIGNIFICANT EVENTS

Amended Financial Arrangement – Radiant Payment Services

In 2008, the Company expanded its business services with the launch of Radiant Payment Services (“RPS”), a business aimed at selling and servicing electronic payment processing. At that time, we entered into an agreement with Century Payments, Inc. (“Century”), which obtained and serviced new customers on behalf of RPS.

Effective April 1, 2010, the Company amended its agreement with Century. The amendment restructured the financial arrangement between RPS and Century, gave Century the ability to bundle Radiant products with electronic payment processing services, and requires RPS to provide custom development of certain tools for Century’s use. Due to the transfer of roles, responsibilities and risks from RPS to Century under the new agreement, the Company concluded that it is appropriate to account for the revenues, under this new agreement, on a net basis. RPS received consideration for the amended agreement in the amount of approximately $11.2 million, which is comprised of a $2.2 million one-month promissory note, paid on July 28, 2010, and a $9.0 million 24-month promissory note, due on June 28, 2012, both of which are guaranteed and earn interest at 4.5%.

Approximately $2.8 million of the consideration from Century to RPS relates to repayment of the unamortized balance of capitalized contract costs that RPS had previously paid to Century. The $2.8 million balance was being amortized by the Company over the expected life of the customer contracts but was removed from our balance sheet upon repayment by Century under the amended agreement. The Company deferred the remaining $8.4 million of consideration related to the products and services in the amended agreement and expects to recognize these revenues over the next three to four years as they are earned. Approximately $1.4 million of the deferred revenue was recognized during the first nine months of 2010.

As of September 30, 2010, RPS had approximately $7.0 million in deferred revenue associated with this agreement. Of this amount, $3.4 million is included in the condensed consolidated balance sheets under the caption “Customer deposits and unearned revenue” in current liabilities and $3.6 million is included in the caption “Other long-term liabilities.”

Common Stock Issuance

On September 15, 2010, the Company completed a public offering of 3.5 million shares of its common stock at a price of $17.00 per share. We received net proceeds from the offering of approximately $56.4 million after deducting discounts and commissions paid to the underwriters and other expenses incurred related to the offering. We used a portion of the net proceeds from the offering to pay down the outstanding balance under the revolving portion of our credit facility. The remaining net proceeds will be used to fund working capital requirements and for general corporate purposes, including potential acquisitions.

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

Overview

We are a leading provider of technology solutions for managing site operations in the hospitality and retail industries. With more than 100,000 installations worldwide, our customers include leading brands and venues in the restaurant and food service, sports and entertainment, petroleum and convenience, and specialty retail markets. Our solutions allow our customers to improve customer service and loyalty, improve speed of service, increase revenue per transaction through suggestive selling, loyalty programs and point of purchase promotion displays, and optimize labor and inventory resources. At the core of our solution portfolio is a robust point-of-sale, or POS, solution, consisting of software and hardware that can be deployed as a touch-screen terminal, self-service kiosk or wireless handheld device. We also provide a range of software-as-a-service, or SaaS, offerings to our customers, including online ordering, loyalty promotion, gift card management, theft and fraud prevention, and store and enterprise analytics. The growth of our SaaS offerings, which are sold on a subscription basis, has allowed us to increase the value we provide to our customers and to increase our recurring revenue, which we define as maintenance, subscription and transaction services revenue.

We seek to differentiate our products and services by providing retailers and foodservice operators with technology designed to allow them to provide exceptional service at the critical point of consumer interaction. We do this by developing and selling hardware, software and services that address the unique requirements of the highly specialized store environments in which our customers operate. We support our technology solutions with services such as software and hardware support, installation, training and solutions consulting.

Security has become a driving factor in our industry as our customers try to meet ever escalating governmental requirements directed toward the prevention of identity theft, as well as operating safeguards imposed by the credit and debit card associations. In September 2006, these card associations established the PCI Security Standards Council to oversee and unify industry standards in the areas of credit card data security. We believe we are a leader in providing systems and software solutions that meet the payment application requirements, and we will continue to help the industry define new standards across the payment process, educate businesses on how to reduce theft by meeting the Payment Card Industry Data Security Standard (PCI DSS) requirement process, and build new technologies outside of our point-of-sale software to combat theft.

We operate in three segments: (1) Hospitality-Americas, (2) Retail & Entertainment-Americas and (3) International. The Hospitality-Americas segment represents our North and South American restaurants business, which includes fast food, delivery, quick service and table service restaurant operators. Our Retail & Entertainment-Americas segment is comprised of our other North and South American business lines which serve petroleum and convenience retailers, specialty retailers and entertainment venues, including movie theaters, stadiums and arenas. The International segment focuses on our foreign operations outside of the Company’s other two segments, and primarily focuses on restaurant businesses and petroleum and convenience retail businesses. These segments became effective January 1, 2010 and replace the former reportable segments of Hospitality and Retail. All information reported for fiscal year 2009 has been recast to present data in accordance with the new segments.

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

Our financial results through the first nine months of 2010 reflect significant improvement over the same period a year ago, primarily due to stronger global economic and industry conditions. In the first half of 2009, negative trends in consumer spending and pervasive economic uncertainty led to slowed new site openings and reduced capital spending from existing customers. However, in the second half of 2009, demand began to increase and was recognized through new customer contracts, a growing pipeline of opportunities and the stabilization of our channel partners. This trend has continued in 2010 due to the number of significant new contracts signed in recent months, the visibility of the sales pipeline available to us, our ability to work closely with our channel partners to help end customers realize the benefits of new technology in their sites, and the launching of several new products in hosted solutions, mobile ordering and a new point-of-sale terminal in Europe.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009 and June 30, 2010 and the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Systems – Systems revenues are derived from sales and licensing fees for our point-of-sale hardware and software, site management software solutions and peripherals. Systems sales during the third quarter of 2010 were approximately $42.2 million. This is an increase of $12.6 million, or 42%, as compared to the same period in 2009, and an increase of $0.1 million, or less than 1%, as compared to the second quarter of 2010. Systems sales during the nine-month period ended September 30, 2010 were $118.6 million compared to $86.5 million for the same period in 2009, an increase of 37%. The increases are primarily attributable to improvements seen in the global economy, which in turn has resulted in increased new site openings and capital spending from new and existing customers across all areas of our business. The increases are also attributable to several significant contracts being signed within the past couple of quarters and a significant number of those installations occurring during the second and third quarters of 2010.

Maintenance, subscription and transaction services – The Company derives revenues from maintenance, subscription and transaction services, including hardware maintenance, software support and maintenance, software-as-a-service (“SaaS”) solutions and electronic payment processing services. The majority of these revenues are derived from support and maintenance, which is structured on a renewable basis and is directly attributable to the base of installed sites. A majority of all subscription, maintenance and support contracts are renewed annually. Revenues from maintenance, subscription and transaction services during the third quarter of 2010 were approximately $37.0 million. This is an increase of $3.5 million, or 10%, as compared to the same period in 2009, and an increase of $1.2 million, or 3%, as compared to the second quarter of 2010. Revenues from maintenance, subscription and transaction services during the nine-month period ended September 30, 2010 were $108.8 million compared to $96.8 million for the same period in 2009, an increase of 12%. The increases are primarily due to increased demand for SaaS solutions and the additional revenues generated in both hardware and software support and maintenance resulting from increased systems sales, which added to our site base for recurring revenue.

Professional services – The Company also derives revenues from professional services such as consulting, training, custom software development and systems installations. Revenues from professional services during the third quarter of 2010 were approximately $10.1 million. This is an increase of $2.3 million, or 29%, as compared to the same period in 2009 and an increase of $0.9 million, or 10%, as compared to the second quarter of 2010. Revenues from professional services during the nine-month period ended September 30, 2010 were $28.5 million compared to $26.4 million for the same period in 2009, an increase of 8%. In recent months we have begun to see a shift in customer spending away from consulting and custom development projects and towards capital purchases of systems. This shift has resulted in a decrease in our one-time consulting and custom development revenues, but has been offset by increases in installations revenues related to increased systems sales.

Systems gross profit – Cost of systems consists primarily of hardware and peripherals for site-based systems and amortization of capitalized labor costs for internally developed software. All costs, other than capitalized software development costs, are expensed as products are shipped, while capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the software. In the third quarter of 2010, systems gross profit increased by $5.0 million, or 37%, as compared to the same period in 2009, and decreased by $0.9 million, or 5%, as compared to the second quarter of 2010. In the third quarter of 2010, the gross profit percentage decreased by two points to 44% from 46% for the same period in 2009 and as compared to the second quarter of 2010. For the nine-month period ended September 30, 2010 compared to the same period in 2009, systems gross profit increased by approximately $11.4 million, or 28%, while the gross profit percentage decreased by four points to 44% from 48% for the same period in 2009. The fluctuations in the gross profit percentage are primarily due to variations in product mix as our hardware products have lower margins than our software products.

Maintenance, subscription and transaction services gross profit – Cost of maintenance, subscription and transaction services consists primarily of personnel and other costs to provide support and maintenance services, SaaS solutions and electronic payment processing services. In the third quarter of 2010, the gross profit on maintenance, subscription and transaction services increased by approximately $2.3 million, or 14%, as compared to the same period in 2009, and increased by $0.6 million, or 3%, as compared to the second quarter of 2010. The gross profit percentage increased by two points to 53% in the third quarter of 2010 from 51% for the same period in 2009, and was flat as compared to the second quarter of 2010. For the nine-month period ended September 30, 2010, the gross profit on maintenance, subscription and transaction services increased by approximately $7.4 million, or 15%, as compared to the same period in 2009, while the gross profit percentage increased by one point to 52%. The slight increases in the gross profit percentages are primarily due to increased revenues from SaaS solutions, which have higher margins than support and maintenance.

Professional services gross profit – Cost of professional services consists primarily of personnel costs for consulting, training, custom software development and installation services. The gross profit on professional services revenue for the third quarter of 2010 increased by approximately $0.7 million, or 29%, as compared to the same period in 2009, and increased by $0.7 million, or 28%, as compared to the second quarter of 2010. The gross profit percentage remained constant at 32% in the third quarter of 2010 as compared to the same period in 2009, and increased by four percentage points as compared to the second quarter of 2010. For the nine-month period ended September 30, 2010, the gross profit on professional services decreased by approximately $0.9 million, or 10%, as compared to the same period in 2009, and the gross profit percentage decreased by six percentage points to 28%. The changes in the gross profit percentages are the result of fluctuations in sales mix. These margins decline when more revenues come from lower margin services, such as installations, than from higher margin services, such as consulting and custom development services.

Segment revenues – During the third quarter of 2010, total revenues in the Hospitality-Americas business segment were approximately $54.6 million. This is an increase of $13.2 million, or 32%, as compared to the same period in 2009, and an increase of $3.1 million, or 6%, as compared to the second quarter of 2010. Total revenues in the Hospitality-Americas segment for the nine-month period ended September 30, 2010 were $154.6 million, which is an increase of $31.9 million, or 26%, as compared to the same period in 2009. The increases are primarily the result of improved economic conditions, which has led to increased demand for new systems in both our direct and channel businesses. The increases are also due to several significant contracts being signed within the last couple of quarters and significant installation activity occurring in the second and third quarters of 2010.

In the third quarter of 2010, total revenues in the Retail & Entertainment-Americas business segment were approximately $23.9 million. This is an increase of $3.9 million, or 20%, as compared to the same period in 2009, and an increase of $1.9 million, or 9%, as compared to the second quarter of 2010. Total revenues in the Retail & Entertainment-Americas segment for the nine-month period ended September 30, 2010 were $66.5 million, which is an increase of $8.6 million, or 15%, as compared to the same period in 2009. The increases are primarily attributable to strength in systems sales along with increases in related support and maintenance revenues across each business within the segment, largely due to improved economic and industry conditions.

In the third quarter of 2010, total revenues in the International business segment were approximately $9.6 million. This is an increase of $0.8 million, or 9%, as compared to the same period in 2009, and a decrease of $2.5 million, or 21%, as compared to the second quarter of 2010. Total revenues in the International segment for the nine-month period ended September 30, 2010 were $31.5 million, which is an increase of $4.3 million, or 16%, as compared to the same period in 2009. The increases from the same periods in 2009 are primarily the result of increased systems sales along with hardware and software support and maintenance within our convenience retail business and channel business in Europe. The decrease from the second quarter of 2010 is primarily due to seasonality within our handheld business in Europe where the second quarter is typically the strongest.

Segment direct operating income – The Company evaluates the financial performance of the segments based on direct operating income, which is profit or loss before the allocation of certain corporate costs.

In the third quarter of 2010, direct operating income in the Hospitality-Americas business segment was approximately $14.3 million. This is an increase of $5.7 million, or 67%, as compared to the same period in 2009, and an increase of $1.5 million, or 12%, as compared to the second quarter of 2010. Total direct operating income in the Hospitality-Americas segment for the nine-month period ended September 30, 2010 was $38.2 million, which is an increase of $10.7 million, or 39%, over the same period in 2009. The increases are primarily attributable to increased profits from systems sales, SaaS solutions and hardware and software support and maintenance. These increases were partially offset by an increase in operating expenses, primarily sales commissions, which increased as expected in line with the overall increase in revenues.

In the third quarter of 2010, direct operating income in the Retail & Entertainment-Americas business segment was approximately $7.3 million. This is an increase of $1.8 million, or 32%, as compared to the same period in 2009, and an increase of $0.6 million, or 10%, as compared to the second quarter of 2010. Total direct operating income in the Retail & Entertainment-Americas segment for the nine-month period ended September 30, 2010 was $19.5 million, which is an increase of $3.1 million, or 19%, over the same period in 2009. The increases are primarily the result of additional profits resulting from increased systems sales and related support and maintenance revenues, as previously discussed.

In the third quarter of 2010, direct operating income in the International business segment was approximately $1.1 million. This is an increase of $0.4 million, or 59%, as compared to the same period in 2009, and a decrease of $1.6 million, or 60%, as compared to the second quarter of 2010. Total direct operating income in the International segment for the nine-month period ended September 30, 2010 was $4.9 million, which is an increase of $2.0 million, or 71%, over the same period in 2009. The increases from 2009 are primarily due to additional profits resulting from increased systems sales, including handhelds in the European market, and increased hardware and software support and maintenance revenues. The decrease from the second quarter of 2010 is primarily due to seasonality within our handheld business in Europe as previously explained.

Total operating expenses – The Company’s total operating expenses increased by approximately $4.8 million, or 17%, during the third quarter of 2010 as compared to the same period in 2009, and by approximately $0.9 million, or 3%, as compared to the second quarter of 2010. Total operating expenses for the nine months ended September 30, 2010 increased by approximately $7.9 million, or 9%, as compared to the same period in 2009. Total operating expenses as a percentage of total revenues were 36% in the third quarter of 2010 compared to 39% in the third quarter of 2009 and 36% in the second quarter of 2010. Total operating expenses as a percentage of revenues were 37% for the nine months ended September 30, 2010 as compared to 41% for the same period in 2009. The components of operating expenses are discussed below:

•

Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues, which are included in costs of maintenance, subscription and transaction services. Product development expenses increased during the third quarter of 2010 by approximately $0.8 million, or 13%, as compared to the same period in 2009, increased by $0.5 million, or 8%, as compared to the second quarter of 2010, and increased by $1.9 million, or 12%, during the nine months ended September 30, 2010 as compared to the same period in 2009. The increases are due to incremental investments in the development of future products as well as normal fluctuations among maintenance, custom development, capitalized software projects and product development. Product development expenses as a percentage of revenues were 7% for the third quarter of 2010 as compared to 8% for the same period in 2009, 7% for the second quarter of 2010, and 7% for the nine-month period ended September 30, 2010 as compared to 8% for the same period in 2009.

•

Sales and marketing expenses – Sales and marketing expenses increased during the third quarter of 2010 by approximately $1.5 million, or 15%, as compared to the same period in 2009, decreased by $0.1 million, or 1%, as compared to the second quarter of 2010, and increased by $4.0 million, or 13%, during the nine months ended September 30, 2010 as compared to the same period in 2009. The increases from 2009 are primarily due to incremental sales commissions expense directly related to the increase in revenues and an increased focus on marketing activities. Sales and marketing expenses as a percentage of revenues were 13% for the third quarter of 2010 as compared to 15% for the same period in 2009, 14% for the second quarter of 2010, and 14% for the nine months ended September 30, 2010 as compared to 15% for the same period in 2009.

•

Depreciation and amortization expenses – Depreciation and amortization expenses increased during the third quarter of 2010 by $0.1 million, or 3%, as compared to the same period of 2009, increased by less than $0.1 million, or 1%, compared to the second quarter of 2010, and increased by approximately $0.3 million, or 3%, during the nine months ended September 30, 2010 as compared to the same period in 2009. The slight increases are due to additional depreciation expense resulting from routine capital spending to support our business operations, which was partially offset by a decline in amortization expense for assets that became fully amortized during these periods. Depreciation and amortization expenses as a percentage of revenues were 4% for the third quarter of 2010 as compared to 5% for the same period in 2009, 4% for the second quarter of 2010, and 4% for the nine-month period ended September 30, 2010 as compared to 5% for the same period in 2009.

•

General and administrative expenses – General and administrative expenses increased during the third quarter of 2010 by approximately $2.4 million, or 31%, as compared to the same period in 2009, increased by $0.2 million, or 2%, as compared to the second quarter of 2010, and increased by $3.1 million, or 12%, during the nine months ended September 30, 2010 as compared to the same period in 2009. The increases are primarily due to additional bonus expense related to the Company’s performance as compared to its operating budget. General and administrative expenses as a percentage of revenues were 11% for the third quarter of 2010 and 2009, as well as second quarter of 2010, and the nine months ended September 30, 2010. General and administrative expenses as a percentage of revenues for the nine months ended September 30, 2009 were 12%.

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

Interest expense, net – The Company’s interest expense includes interest expense incurred on its long-term debt, revolving line of credit and capital lease obligations. Interest expense decreased by approximately $0.2 million, or 46%, in the third quarter of 2010 as compared to the same period in 2009, decreased by $0.1 million, or 20%, as compared to the second quarter of 2010, and decreased by $0.8 million, or 44%, during the nine months ended September 30, 2010 as compared to the same period in 2009. These decreases are due to continued paydown of the Company’s outstanding indebtedness and a reduction in interest rates. See Note 7 to the condensed consolidated financial statements for additional discussion of the Company’s credit facility. The Company’s interest income is primarily earned from notes receivable. Interest income increased by approximately $0.1 million in the third quarter of 2010 as compared to the same period in 2009 and the second quarter of 2010, and increased by approximately $0.1 million during the nine months ended September 30, 2010 as compared to the same period in 2009. These increases are primarily the result of the $9.0 million promissory note received from Century at the end of the second quarter of 2010. See Note 12 to the condensed consolidated financial statements for additional discussion of this note receivable.

Income tax provision – The Company’s effective tax rates for the three months ended September 30, 2010 and 2009 were equal to 15.6% and 35.1%, respectively, inclusive of discrete events. The Company’s effective tax rate for the nine-month periods ended September 30, 2010 and 2009 were 30.7% and 36.2%, respectively. The quarter-over-quarter and year-over-year decrease is primarily attributable to discrete events, including the completion of a multi-year research and development credit and tax planning due to the lapse of IRC Section 954(c)(6). IRC Section 954(c)(6) generally excludes from U.S. federal income tax certain dividends, interest, rents and royalties received or accrued by one controlled foreign corporation (“CFC”) of a U.S. multinational enterprise from a related CFC that would otherwise be taxable pursuant to the subpart F regime. The tax provision permitting the look thru rule lapsed on December 31, 2009; therefore, certain CFC income is included in the annual effective tax rate. Proposed legislation has not been enacted as of September 30, 2010 but tax planning resulted in the reduction of the majority of the 954(c)(6) income inclusion as a discrete event during the quarter ended September 30, 2010.

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

The WFF Credit Agreement was scheduled to expire on March 31, 2010. However, it was refinanced on January 2, 2008 upon the execution of the credit agreement with JPMorgan Chase Bank, N.A., as arranger and administrative agent, and JPMorgan Chase Bank, N.A., SunTrust Bank, Bank of America, Guaranty Bank and Wachovia Bank, N.A., as lenders (the “JPM Credit Agreement”). The JPM Credit Agreement provides for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. An amendment to the JPM Credit Agreement was signed in July 2008, whereby the Company has the right to increase its revolving credit commitment by up to $25 million, subject to the terms and conditions set forth in the JPM Credit Agreement. As of September 30, 2010, aggregate borrowings under this facility totaled $15.5 million, comprised of $15.5 million in term loan facility borrowings and no amounts outstanding under the revolving loan facility. As of September 30, 2010, revolving loan borrowings available to the Company were equal to $80.0 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.00%, based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00%, based on the Company’s consolidated leverage ratio, as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. In addition, the JPM Credit Agreement contains certain financial and non-financial covenants, with which the Company was in compliance as of September 30, 2010. Further explanation of this agreement is presented in Note 7 to the condensed consolidated financial statements.

The Company’s working capital increased by approximately $52.8 million, or 183%, to $81.6 million at September 30, 2010 as compared to $28.8 million at December 31, 2009. This increase in working capital during the first nine months of 2010 resulted from an increase in the Company’s current assets, equal to approximately $64.6 million, that was primarily attributable to a substantial increase in cash resulting from the completion of the Company’s public offering of common stock during the quarter-ended September 30, 2010, offset by an increase in current liabilities of approximately $11.8 million, as more fully explained below. The Company has historically funded its business through cash generated by operations.

Cash provided by operating activities during the nine months ended September 30, 2010 was approximately $21.8 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges, including depreciation, amortization, stock-based compensation expense and other charges. Changes in assets and liabilities increased operating cash flows during the first nine months of 2010, principally due to increases in accounts payable, bonus accruals and accrued expenses (which have a positive impact on cash flow) that were attributable to increased sales and an increase in inventory on hand at September 30, 2010, which increased related accruals due to the fact that certain payments due to our vendors that supplied the Company with inventory were not due at quarter-end. These increases were partially offset by increases in accounts receivable and inventory (which have a negative effect on cash flow) that were attributable to increased sales, the timing of certain cash collections and anticipation of hardware shipments in future quarters. In addition, there was also an increase in customer deposits and unearned revenue which resulted from collecting calendar year support and maintenance billings, which have been deferred and are being recognized as revenue over the course of 2010. Lastly, the Company received proceeds from Century of approximately $2.2 million, as more fully explained in Note 12. If near-term demand for the Company’s products weakens, or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

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

Cash used in investing activities during the nine months ended September 30, 2010 was approximately $7.1 million. Approximately $4.4 million was used to invest in property and equipment. In addition, the Company continued to increase its investment in future products by investing $2.9 million in internally developed capitalizable software during the first nine months of 2010. The Company also received cash proceeds of $0.2 million from various notes receivable during the first nine months of 2010.

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

Cash provided by financing activities during the nine months ended September 30, 2010 was approximately $26.8 million. Financing activities included a public stock offering completed during the quarter ended September 30, 2010 of approximately 3.5 million shares of common stock at a price of $17.00 per share, resulting in net cash proceeds equal to approximately $56.5 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred in conjunction with the offering. In addition, the Company received cash proceeds from a research and development note of approximately $0.1 million, the exercise of stock options by employees of approximately $13.7 million, the purchase of shares issued under the Employee Stock Purchase Plan of approximately $0.2 million and the impact of tax benefits related to stock-based compensation expense of approximately $3.9 million. Cash used in financing activities included scheduled payments under the JPM Credit Agreement of approximately $4.5 million, net payments against the revolving loan facility under the JPM Credit Agreement of approximately $42.0 million, scheduled payments against the Company’s capital lease obligations of approximately $0.7 million and tax withholding payments related to the net share settlement of stock options of approximately $0.4 million.

Cash used in financing activities during the nine months ended September 30, 2009 was approximately $30.3 million. Financing activities include scheduled payments under the JPM Credit Agreement, payments against the revolving loan facility, net of proceeds, payments against the research and development notes and scheduled payments against the Company’s capital lease obligations totaling approximately $31.7 million. In addition, the Company received cash proceeds from a research and development note, the exercise of stock options by employees, the purchase of shares issued under the Employee Stock Purchase Plan and the impact of tax benefits related to stock-based compensation expense totaling approximately $1.4 million.

The Company believes that its cash and cash equivalents, funds generated from operations and borrowing capacity will provide adequate liquidity to meet its normal operating requirements, as well as to fund the above obligations, for at least the next twelve months.

The Company believes there are opportunities to grow its business through the acquisition of complementary and synergistic companies, products and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue smaller non-accretive acquisitions that will shorten our time to market with new technologies. The Company expects the general size of cash acquisitions it would currently consider would be less than $50 million. Any material acquisition could result in a decrease in the Company’s working capital, depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that we obtain additional debt or equity financing. There can be no assurance that such additional financing will be available to us or that, if available, such financing will be obtained on favorable terms and would not result in additional dilution to our stockholders.

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2017. Additionally, the Company leases computer equipment under capital lease agreements which expire on various dates through July 2013. Contractual obligations as of September 30, 2010 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital leases	$813	$566	$247	$—	$—
Operating leases (1)	21,889	5,181	8,571	5,040	3,097
Other obligations:
Revolving credit facility (JPM Credit Agreement)	—	—	—	—	—
Term loan facility (JPM Credit Agreement)	15,500	6,000	9,500	—	—
Austrian research & development loan	743	—	743	—	—
Estimated interest payments on credit facility and term notes (2)	885	556	329	—	—
Purchase commitments (3)	18,383	16,652	1,731	—	—

Total contractual obligations	$58,213	$28,955	$21,121	$5,040	$3,097

(1)	This schedule includes the future minimum lease payments related to facilities that are being subleased. The total minimum rentals to be received in the future under subleases as of September 30, 2010 are approximately $1.6 million in less than one year and $2.0 million in one to three years.
(2)	For purposes of this disclosure, we used the interest rates in effect as of September 30, 2010 to estimate future interest expense. See Note 7 to the condensed consolidated financial statements for further discussion of our debt components and their interest rate terms.
(3)	The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The related supplies are to be delivered at various dates through February 2012.

At September 30, 2010, the Company had a $3.2 million reserve for unrecognized tax benefits, which is not reflected in the table above. Substantially all of this tax reserve is classified in other long-term liabilities and deferred income taxes on the accompanying condensed consolidated balance sheet.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated and superseded by Radiant’s Current Report on Form 8-K dated June 25, 2010.

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

Interest Rates

The Company’s financial instruments that are subject to market risks are its long-term debt instruments. During the third quarter of 2010, the weighted average interest rate on its long-term debt was approximately 3.4%. A 10% increase in this rate would have impacted interest expense by less than $0.1 million for the three-month period ended September 30, 2010.

Foreign Exchange

The Company’s revenues derived from sources outside of the United States were approximately $12.5 million and $9.8 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $39.0 million and $30.1 million for the nine months ended September 30, 2010 and 2009, respectively. The Company’s business outside the United States is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors.

Based on their evaluation as of September 30, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

During the quarter ended September 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit No.	Description
*2.1	Share Purchase Agreement, dated December 11, 2007, by and among Radiant Systems, Inc., Quest Retail Technology Pty Ltd, and David Brown (December 17, 2007 8-K).

*2.1.1	First Amendment to Share Purchase Agreement, dated as of January 4, 2008, by and among Radiant Systems, Inc., RADS Australia Holdings Pty Ltd, Quest Retail Technology Pty Ltd, and David Brown (January 8, 2008 8-K).

*2.2	Stock Purchase Agreement dated as of July 3, 2008, by and among Radiant Systems GmbH, Orderman GmbH, Alois Eisl, Franz Blatnik, Gottfried Kaiser, and Ing. Willi Katamay (July 9, 2008 8-K).

10.1	Form of Notice of Grant of Stock Options and Option Agreement.

10.2	Form of Grant Agreements – Restricted Stock Unit and Restricted Stock Award.

10.3	Form of Grant Agreement – Non Qualified Options.

*3.1	Amended and Restated Articles of Incorporation (6/97 S-1).

*3.2	Amended and Restated Bylaws (2/97 S-1).

*3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Radiant Systems, Inc. (10/09 S-3).

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC

Dated: November 5, 2010	By:	/s/ MARK E. HAIDET
Mark E. Haidet,
Chief Financial Officer
(Duly authorized officer and principal financial officer)