Form 10-K
period 2010-12-31
RADIANT SYSTEMS INC
filed 2011-03-11
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $423.9 million based on the closing sales price ($14.46) as reported on The NASDAQ Global Select Market as of June 30, 2010. For the purpose of this response, officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

As of March 4, 2011, there were 39,750,615 outstanding shares of the registrant’s no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to shareholders in connection with the Registrant’s 2011 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this report.

Caution Regarding Forward-Looking Statements

This Annual Report on Form 10-K of Radiant Systems, Inc. and its subsidiaries (“Radiant,” “Company,” “we,” “us,” or “our”) contains forward-looking statements. All statements in this Annual Report on Form 10-K, including those made by the management of Radiant, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Radiant’s future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this report, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Radiant’s prior periodic filings with the Securities and Exchange Commission (“SEC”). These and many other factors could affect Radiant’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Radiant or on its behalf. Radiant undertakes no obligation to revise or update any forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Annual Report.

PART I

ITEM 1.	BUSINESS

General

Founded in 1985 and headquartered in Alpharetta, Georgia, we are a leading provider of technology solutions for managing site operations in the hospitality and retail industries. We were founded as a New York corporation and subsequently reincorporated as a Georgia corporation. Our principal executive office is located at 3925 Brookside Parkway, Alpharetta, Georgia 30022 and our telephone number is (770) 576-6000.

With over 100,000 installations in more than 75 countries worldwide, our customers include leading brands and venues in the restaurant and food service, sports and entertainment, petroleum and convenience, and specialty retail markets. Our solutions allow our customers to improve customer service and loyalty, improve speed of service, increase revenue per transaction through suggestive selling, loyalty programs and point of purchase promotion displays, and optimize labor and inventory resources. At the core of our solution portfolio is a robust point-of-sale (“POS”) solution, consisting of software and hardware that can be deployed as a touch-screen terminal, self-service kiosk or wireless handheld device. We also provide a range of subscription services to our customers, including hosting, online ordering, loyalty promotion, gift card management, employee theft and fraud prevention, site-based data security services and store and enterprise analytics.

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

We sell our products and services directly through our sales force and indirectly through resellers, which we refer to as our channel partners, both in the United States and internationally. Our direct sales personnel focus on selling our technology solutions to larger customers, typically those with more than 50 locations. We believe that a majority of the sites in the markets we serve are owned or operated by small and medium-sized businesses. Our channel partners, many of whom are dedicated resellers of Radiant solutions, are able to serve the needs of our customers with local services and relationships backed up by our technology solutions. In both of our sales channels, we promote a consultative approach to working with customers, which is consistent with our philosophy of modular architecture and the ability for customers to integrate our solutions with existing technology, and promotes our ability to cross-sell services over time.

As of December 31, 2010, we employed 1,377 people across 11 offices in the United States, Europe, Asia and Australia. Other than our employees in Salzburg, Austria who are represented by a trade group, none of our employees are represented by a collective bargaining agreement nor have we experienced any work stoppages. We consider our relations with our employees to be good.

Historically, our quarterly operating results have been affected by seasonal and cyclical trends. For example, strong fourth quarter capital equipment investments by our customers have typically been followed by slower capital expenditures in the first quarter. And, as we have continued to expand in our existing markets and into new markets around the globe, our individual revenue streams have varied based on local market fluctuations and volatilities. For example, international revenues from our European businesses typically experience a decrease in the third quarter due to the high frequency of employee and customer vacations. Also, in the European market, first and second quarter sales are positively affected by business purchases in advance of spring and summertime surges in customer volume. In Australia, our revenues typically increase in the second calendar quarter because of capital budget purchasing patterns for Australian customers, many of whose fiscal year ends in June. However, given the global marketplaces in which we now compete, and the diversified product offerings which we now provide, the effect of these seasonal and cyclical trends has been largely mitigated. And, as a result, our quarterly operating results have been somewhat more predictable than in the past. Still, many unpredictable and intermittently recurrent factors may cause our quarterly operating results to become less predictable in the future.

During the fiscal years ended December 31, 2010, 2009 and 2008, no one customer made up 10% or more of our revenues. We are party to certain contracts with the U.S. Government, which contain standard termination for convenience clauses. We do not anticipate any material adverse financial impact if the U.S. Government elects to exercise its rights under these termination clauses.

Our Solutions

We provide the global retail and hospitality markets with technology solutions that address the needs of managing businesses that range from a single store or restaurant to global chains and the world’s largest sports stadiums. Our strategy is to provide targeted solutions for each market with the common goal of enabling our customers to provide exceptional service at the critical point of consumer interaction.

Point-of-Sale Systems. Our POS hardware and software solutions are designed to increase speed and quality of service, minimize training and provide enhanced reliability while delivering secure and personalized service to the consumer. To that end, we offer a variety of site management systems, including POS, self-service kiosk, and back-office systems. These systems consist of touch screen terminals, servers, handheld devices and peripherals, including printers, customer displays and cash drawers, as well as POS and back-office software that can be integrated with third-party solutions. Our POS software runs on multiple open hardware platforms including our own POS terminals and our hardware runs a variety of other POS software platforms.

Subscription Services, Maintenance and Customer Support and Transaction Processing. Our subscription services have become a significant enhancement to our value proposition and provide flexibility in supporting our customers. Our hosting model allows customers to implement our software solutions without requiring them to use their own hardware capacity or maintain the software application on their own systems and is available on a monthly fee basis. Our subscription services are designed to give our customers the tools they need to effectively capitalize on revenue opportunities and minimize costs and losses.

We also offer customer support on a 24-hour basis, a service that historically has been purchased by a majority of our customers. We focus on providing quality service and ensuring a first time fix for any technical issue with our hardware. Our hardware and software maintenance programs provide flexible solutions that can be customized to meet specific customer needs and enhancements to our products, including product updates. We also offer electronic payment processing services, which provide an integrated, turnkey solution for a wide variety of payment methods, including credit, debit and gift card payments.

Professional Services. We believe our professional services play a critical role in the successful design, implementation, application, installation and integration of our solutions. Additionally, we can remotely access customers’ systems in order to perform quick diagnostics and provide on-line assistance.

Our Markets, Segments and Customers

We believe that the global market for technology solutions like ours is large and generally under-addressed. The number of global sites that we estimate can utilize our advanced technology solutions is approximately five million, with much of the existing information systems in the hospitality and retail industries consisting of stand-alone devices, such as cash registers or other POS systems.

Further, we believe that hospitality and retail consumer preferences for value and convenience have created a greater need for timely data about consumer buying patterns and preferences, particularly among small and medium-sized businesses. We believe that this has resulted in increased demand for systems that capture detailed consumer activity data at the point-of-sale, and store and transport that data in an easy-to-access manner.

Lastly, attention towards security issues, such as identity theft and operating safeguards, and the resulting requirements imposed by credit and debit card associations have encouraged hospitality and retail operators to replace or upgrade existing systems to comply with these requirements.

We operate in three reportable segments: (1) Hospitality-Americas, (2) Retail & Entertainment-Americas and (3) International. An overview of the operations and certain customers within each segment follows below. For more information regarding revenues, direct operating income and total assets attributable to our reportable segments, please refer to the information presented in Note 14 in the notes to our consolidated financial statements presented in Part II, Item 8 of this report. These segments became effective January 1, 2010 and replace the former reportable segments of Hospitality and Retail. All information reported for earlier years has been reclassified to present data in accordance with the new segments.

Hospitality-Americas Segment. Our Hospitality-Americas segment provides an integrated technology solution which meets the needs of a wide variety of hospitality operators in North, Central and South America. The majority of our revenues in this segment are derived from quick service, fast casual and table service restaurants. Our Aloha suite of software solutions is comprehensive, including store systems, above-store systems and supporting services. The store systems offering is comprised of innovative hardware, advanced POS software and related modules for automating store operations. These valuable modules include applications for processing payments, serving takeout and delivery customers, improving kitchen production, enhancing guest management and enabling handheld ordering and payment. The solution’s above-store systems include world-class data center hosting capabilities and cloud-based software platforms. These provide enterprise-wide reporting and alerting, management of labor and inventory costs, loss prevention, store systems management, stored value and loyalty applications for consumers, and other platforms for engaging consumers directly including online ordering and online reservations. When combined, the solution’s store systems and above-store systems provide integrated functionality which is unprecedented in the hospitality industry. The resulting capabilities allow restaurant operators of all sizes to achieve superior operational performance and consumer engagement while also delivering exceptional consumer experiences. In addition to being tightly integrated, the components of our hospitality solutions are also modular and open, allowing operators to purchase components in stages, incorporating them into existing systems. This approach maximizes both customer choice and our opportunities to engage new customers, allowing us to win the business of more customers and increase our share of their technology spending over time.

Supporting services for the solution include custom software development, consulting, help desk support and field services. Some combination of these valuable services is utilized by virtually every customer in the hospitality industry, assisting in the development of long-term relationships with highly satisfied customers. Customers who have licensed or purchased our hospitality products and services include Brinker International, Bruegger’s Enterprises, Burger King, Café Rio Mexican Grill, California Pizza Kitchen, CEC Entertainment, Checker’s Drive-In Restaurants, Chick-fil-A, Chipotle Mexican Grill, Cosi, Culver’s, Del Taco, Dunkin’ Brands, Five Guys Burgers & Fries, Hillstone Restaurant Group, Jamba Juice Company, Jason’s Deli, Landry’s Restaurants, Morton’s of Chicago, On The Border, Papa Murphy’s, P.F. Chang’s China Bistro, Potbelly, Rock Bottom Restaurants, Romano’s Macaroni Grill, Smokey Bones, Texas Roadhouse and Wendy’s/Arby’s Group.

Retail & Entertainment-Americas Segment. Our Retail & Entertainment-Americas segment provides store and office-oriented technologies for the automation of retail businesses in North, Central and South America, from specialized retailers to large convenience store chains and POS solutions for entertainment venues including stadiums, arenas and cinemas. The business within this segment remains highly fragmented, with more than one million retailers and many competing solutions consisting largely of a combination of off-the-shelf offerings from large software companies and small niche players.

As consumer preferences shift towards value and convenience, businesses within this segment have begun focusing more on relevant customer spending patterns and preferences. We believe that through the use of more fully integrated systems, these businesses are able to improve operational efficiencies through better inventory management, purchasing, merchandising, pricing, promotions and shrinkage control. Similarly, as high-volume retailers such as grocery stores, mass-merchants, warehouse clubs and others continue to add fuel, made-to-order food and other full service goods to their offerings, we believe there continues to be increased demand for fully integrated, feature-rich automation systems that are capable of effectively managing the entire retail operation. Customers who have licensed or purchased our retail and entertainment products and services include AMC Entertainment, Batteries Plus, Circle K, Clearview Cinemas, Cowboys Stadium, Elvis Presley Enterprises, Harkins Theatres, Hess Corporation, The Julliard School, Kroger Corporation, KwikTrip, Larry H Miller Megaplex Theatres, Live Nation, The Marcus Corporation, Sheetz, Shell Canada, Staples Center (home of the Los Angeles Lakers and Los Angeles Clippers), United Center (home of the Chicago Bulls and Chicago Blackhawks), Wawa, and Yankee Stadium.

International Segment. The International segment includes our operations in Europe, the Middle East, Africa, Asia, Australia, and New Zealand, outside of the Company’s other two segments, and primarily focuses on restaurants and petroleum and convenience retailers. In the petroleum and convenience industry, the Company goes to market on a direct basis with major operators such as 7-Eleven Australia, ExxonMobil, Lukoil, PTT Retail Management, Repsol YPF and Royal Dutch Shell.

In the restaurant industry, the Company brings the Aloha suite of products to market both on a direct basis and through a network of resellers. Resellers cover geographies as diverse as Western Europe, the Middle East, North Africa, South Africa, Southeast Asia, Greater China, Australia and New Zealand. Some of the operators that Radiant serves, either on a direct basis or through our resellers, include a number of Burger King franchisees, Gloria Jean’s Coffees, Minor Food Group, Nando’s and Wendy’s/Arby’s Group.

In addition, the International segment includes the operations of Orderman, which has historically been focused on the development, manufacture and sale of wireless handheld ordering and payment devices for the hospitality industry. Approximately 200 third-party POS companies have interfaced their products with Orderman handhelds, which are distributed through a network of approximately 600 dealers, predominately in Europe. In 2010, we introduced the Columbus POS hardware terminal and associated services to the Orderman distribution channel. Designed specifically for the tastes and needs of the European hospitality market, Columbus POS is intended to be a premium product that combines high performance and reliability with distinct aesthetics and exceptional service.

Our international business exposes Radiant to certain risks, such as currency, interest rate and political risks. With respect to currency risk, we transact business in different currencies primarily through our foreign subsidiaries. The fluctuation of currencies impacts sales and profitability. At times, sales and the costs associated with those sales are not denominated in the same currency.

Our Competitive Strengths

Flexible and Powerful Technology Solutions. Our solutions provide extensive functionality and can be integrated with a variety of third-party back-office systems, while giving our customers the ability over time to add solutions and services that are tailored to their needs. By designing our technology solutions specifically for our customers’ specialized environments, we believe our products and services improve efficiency, offer a timely return on investment and create a high cost of switching to competitors’ technology offerings.

Established Provider in Target Markets. We believe we are a key vendor for POS solutions in the retail and hospitality industries. We provide an integrated technology solution and we are focused on our target markets in hospitality and retail, which we believe distinguishes us from other POS vendors and offers our customers a superior value proposition. We also provide support services that are tailored to our customers’ needs and specialized technology that we believe helps them create value and enhance their business. We have grown our installed base from approximately 50,000 active sites at December 31, 2004 to more than 100,000 active sites at December 31, 2010.

Diverse Sales Strategy. We serve the technology needs of both large operators and small and medium-sized customers through a combination of direct sales and our reseller channel. Our direct sales personnel focus on selling our technology solutions to larger customers, typically those with more than 50 locations, both domestically and internationally. In order to reach smaller customers, we have focused on developing our reseller channel and supporting it with strong operational tools. We believe that our strategy to deliver a rich set of products that are easy to implement and support makes us an attractive vendor to our channel partners.

Strong Customer Relationships. By delivering value-added services and products to our customers, we typically become an integral and important part of their businesses. We believe that by providing an integrated solution we increase the value of our offering and limit our customers’ desire and ability to change providers without incurring substantial switching costs. We seek to build long-term relationships with our customers.

Investment in New Technologies. Our markets are subject to rapid and continual technological change. We believe that in order to compete effectively in our markets, we must provide compatible systems incorporating new technologies at competitive prices. We intend to continue to invest in our solutions and design them in a manner that allows us to achieve compatibility between our products and products that are, or that we believe will become, popular and widely adopted among our current and future customers.

Our Growth Strategy

Our growth strategy is to expand and enhance our position as a leading provider of technology solutions for the hospitality and retail industries in the United States and internationally. The elements of our strategy include:

Increase Our Site Penetration. We believe our markets have a total of approximately five million sites and that our existing customers represent approximately 2.0% of these sites as of December 31, 2010. In the absence of an integrated technology solution, operators in these markets typically rely on manual reporting to capture data on-site and disseminate it to different levels of management. Basic information on consumers, such as who they are, when they visit and what they buy, is not captured in sufficient detail, at the right time or in a manner that can be communicated easily to others in the organization. Similarly, information such as price changes does not flow from headquarters to individual sites in a timely manner. In addition, communication with suppliers and other vendors often remains manual, involving paperwork, delays and other process-related problems. We believe that our technology solutions, which are highly functional, scalable and easy to deploy, are well suited for increased penetration in these markets.

Capture an Increasing Share of Technology Spend of our Existing or New Customers. Our products and services are flexible and modular, allowing operators to purchase components of our solutions independently or as a suite of integrated products to address specific business needs. We invest in new products and services to ensure that our evolving technology solution creates value for our customers and delivers a return on investment in a timely manner. We believe we are well-positioned with our existing customers to supply additional products and services as their business needs and complexity grow. We believe each added module delivers incremental value for our customers. In addition, we intend to grow our customer base by selling portions of our solutions, in particular our products and services that we sell as a service offering, to customers that may currently utilize competitors’ POS systems, but that need or want a portion of our solutions, such as loyalty and gift card services, e-commerce and payments applications or fraud and theft prevention.

Increase our Subscription Services Revenues. Instrumental to our growth has been the development of our subscription service offerings. We plan to introduce new services to support customer loyalty and feedback as well as enhanced security and analytical tools to complement our integrated technology solution in order to increase the revenue opportunity with our existing and prospective customer base.

Develop our Sales Channels. We focus on developing our sales channels within each of our targeted markets. We enhance our direct sales model by increasing customer awareness of our technology solutions and generating sales leads. We facilitate this by attending industry trade shows, conducting direct marketing programs and selectively advertising in industry publications. We intend to increase our investment in direct sales to increase the growth of our installed active sites and maintain our position as a leading provider to our customers in our target markets. We also intend to continue to build out and support our channel partner relationships to distribute our products and solutions to small and medium-sized operators.

Pursue International Growth Opportunities. We believe there are substantial growth opportunities abroad as many regions, including parts of Europe, Asia and Latin America, are underserved and maintain systems that are outdated and less secure than technologies currently available. As part of our European growth strategy, we believe we have an opportunity to better leverage our existing channel partners to carry a broader set of products and increase our market reach and revenue per customer. We have also established regional offices in London, Prague, Salzburg, Shanghai, Singapore, Adelaide and Geelong and we now have active installed systems in over 75 different countries.

Acquire Complementary Businesses. We believe our markets are highly fragmented. Many small and medium-sized businesses have utilized POS hardware or combined software and hardware solutions from smaller competitors over time that we believe provide less functionality than our solutions. We believe that an opportunity exists to acquire some of these smaller competitors and other businesses that provide complementary or adjacent technologies to sites within the hospitality and retail markets and facilitate the migration of their customer base over time to our technology solutions. We believe that we have demonstrated an ability to acquire and integrate complementary acquisitions in the past and we consider this to be a strength of our management team. To the extent that we believe acquisitions, joint ventures and business partnerships can better position us to serve our current segments, we will continue to pursue such opportunities in the future.

Manufacturing, Raw Materials and Supplies

Our manufacturing activities consist primarily of assembling various commercial and proprietary components into finished systems near our headquarters in Georgia, and in locations in Austria and Australia. Manufacturing requires some raw materials, including a wide variety of mechanical and electrical components, to be manufactured to our specifications. We use numerous companies to supply parts, components and subassemblies for the manufacture and support of our products. Although we strive to assure that parts are available from multiple qualified suppliers, this is not always possible. Accordingly, some key parts may be obtained only from a single supplier or a limited group of suppliers. We have sought, and will continue to seek, to minimize the risk of production and service interruptions and/or shortages of key parts by: (1) qualifying and selecting alternate suppliers for key parts; (2) monitoring the financial condition of key suppliers; (3) maintaining appropriate inventories of key parts; and (4) qualifying new parts on a timely basis.

Competition

The markets in which we operate are intensely competitive. We believe the principal competitive factors include product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with competitor systems.

We believe we are uniquely positioned with our exclusive focus on providing site management systems for hospitality and retail businesses across the globe. Further, we believe our ability to commercialize our technology and continually improve our products, processes and services, as well as our ability to develop new products, enable us to meet continually evolving customer requirements. Our competitors include IBM, NCR, Casio, Dell, VeriFone, Dresser, Retalix, Micros Systems, Par Technology, POSitouch, Panasonic, The Pinnacle Corporation, Agilysys, Retail Pro, JDA Software, Epicor, Vista and others that provide POS and site management systems with varying degrees of functionality.

We could also be faced with new market entrants attempting to develop fully integrated systems targeting the retail industry. We believe the risk of this happening is small due to the significant amount of time and effort required to create POS and back-office headquarters-based management systems, and due to the detailed knowledge required of a retailer’s operations at local sites and headquarters in order to duplicate the functionality of these products.

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

Foreign Operations

For information regarding revenues and long-lived assets attributable to domestic and foreign operations, please refer to the information presented in Note 14 in the notes to our consolidated financial statements presented in Part II, Item 8 of this report.

Environmental Matters

We believe that we are in compliance in all material respects with all applicable environmental laws and presently do not anticipate that such compliance will have a material effect on our future capital expenditures, earnings or competitive position with respect to any of our operations.

Available Information

Radiant maintains a website at www.radiantsystems.com. Radiant makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K on its website as soon as practicable after such reports are filed with the SEC. These filings can be accessed through the Investor Relations page on Radiant’s website at www.radiantsystems.com. Radiant’s common stock is traded on The NASDAQ Global Select Market under the symbol “RADS.”

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this report, the following risks should be considered carefully in evaluating us and our business.

I. Global Economic, Political, Market and Financial Risks

Global economic and market conditions could cause decreases in demand for our products and related services, and adversely affect our revenues and profitability.

Our revenues and profitability depend on the overall demand for our products and related services. We are impacted both directly and indirectly by declining global economic conditions. The retail and hospitality industries are cautious of investments in information technology during difficult economic times, which often results in reduced budgets and spending. This impacts us through reduced revenues, elongated selling cycles, delays in product implementation and increased competitive margin pressure. The severe downturn in global economic and market conditions that began in the second half of 2008 resulted in decreases in demand for certain of our products and related services as the tightening of credit in financial markets adversely affects the ability of our customers to obtain financing for significant purchases and operations. While global economic and market conditions have improved, we are unable to predict with certainty the future impact that stressed or declining global economic conditions will have on the demand for our products and related services.

Volatility and disruption of the capital and credit markets, and adverse changes in the global economy, could have a negative impact on our ability to access the credit markets in the future and/or obtain credit on favorable terms.

Since 2008, the capital and credit markets have become increasingly tight as a result of adverse economic conditions that caused the failure and near failure of a number of large financial services companies. There can be no assurance that there will not be a further deterioration in the financial markets. If the capital and credit markets continue to experience crises and the availability of funds remains low, it is possible that our ability to access the capital and credit markets may be limited or available on less favorable terms at a time when we would like, or need, to access such markets, which could have an impact on our ability to refinance maturing debt, pursue acquisitions and/or react to changing economic and business conditions. Our current credit facility matures in January 2013. In addition, if recessionary global economic conditions persist for an extended period of time or worsen substantially, our business may suffer in a manner which could cause us to fail to satisfy the financial and other restrictive covenants to which we are subject under our existing credit facility.

Armed hostilities, terrorism, natural disasters, or public health issues could harm our business.

Armed hostilities, terrorism, natural disasters, or public health issues, whether in the U.S. or abroad, could cause damage or disruption to us, our suppliers or customers, or could create political or economic instability, any of which could harm our business. These events could cause a decrease in demand for our products, could make it difficult or impossible for us to deliver products or for our suppliers to deliver components, and could create delays and inefficiencies in our supply chain.

Fluctuations in currency exchange rates may adversely impact our cash flows and earnings.

Due to our global operations, our cash flow and earnings are exposed to currency exchange rate fluctuations. Exchange rate fluctuations may also affect the cost of goods and services that we purchase. Volatility in the global capital and credit markets increases the frequency and severity of exchange rate fluctuations. Changes from our expectations for currency exchange rates can have a material impact on our financial results. When appropriate, we may attempt to limit our exposure to exchange rate changes by entering into short-term currency exchange contracts. There is no assurance that we will hedge or will be able to hedge such foreign currency exchange risk or that our hedges will be successful.

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

We may be required to defer recognition of revenues for a significant period of time after entering into a license agreement as a result of a variety of factors, including the following:

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

Our revenues and results of operations have historically been difficult to predict and may fluctuate substantially from quarter to quarter, which could adversely affect our business and the market price of our common stock.

Our revenues and results of operations have historically been difficult to predict and may fluctuate substantially from quarter to quarter. These fluctuations can adversely affect our business and the market price of our common stock. License revenues in any quarter depend substantially upon our total contracting activity and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our contracting activity is difficult to forecast for a variety of reasons, many of which can be intermittently recurrent, including the following:

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

II. Technology, Infrastructure and Security Risks

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

Our success and ability to compete are dependent in part upon our ability to protect our proprietary technology. We rely on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect this proprietary technology. We enter into confidentiality and non-solicitation agreements with our employees and license agreements with our customers and potential customers, which limit access to and distribution of our technology, documentation and other proprietary information. We can provide no assurance that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

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

Our software architecture is modular and predominantly based on open platforms (notable exceptions being our Quest products and our Orderman Sol handhelds, which utilize proprietary operating systems), allowing it to be phased into a customer’s operations. For example, we have developed numerous applications running on Microsoft Windows-based platforms, including Windows Server, Windows, Windows Embedded, and Windows CE operating systems. To date, the platforms we have chosen to integrate our products with have proven to be popular and gained broad industry acceptance. However, the market for our software is subject to ongoing rapid technological developments and quickly evolving industry standards, and there may be existing or future platforms that achieve industry acceptance which are not compatible with our software. In addition, when new or updated versions of these platforms are introduced, it is often necessary for us to develop updated versions of our software so that it operates properly with these computing platforms. We can provide no assurance that we will be able to accomplish these developments quickly or cost-effectively. In addition, these development efforts require substantial investment and the devotion of substantial employee resources. The inability of our software to operate with popular third party platforms would likely adversely affect our business, operating results and financial condition.

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

Infrastructure disruptions or breaches of data security could harm our business.

We depend on our information technology and manufacturing infrastructure in our business. If a disruption, such as a computer virus, natural disaster, failure of a manufacturing or telecommunications system, lost connectivity, or intentional tampering or data-breach by a third party impairs our infrastructure, we may be unable to receive or process orders, manufacture and ship products in a timely manner, or otherwise conduct our business as usual. Security breaches may be a result of third-party action, employee error, malfeasance or otherwise, and may result in someone obtaining unauthorized access to our data or our customers’ data. Any security breach or disruption could result in a loss of vital information, loss of confidence in the security of our service, unintentional disclosure of Company or customer information, damage to our reputation, legal liability and negative impacts on our future sales. We also could incur significant expense in remediating these problems and in addressing related data security and privacy concerns.

Interruptions or delays in service from our third-party data center hosting facilities could impair the delivery of our services and harm our business.

We currently offer our customers services through a “hosted solutions” model, which allows customers to implement our software solutions without having to use their own hardware or maintain the software application on their own systems. We serve these customers from third-party data center hosting facilities. Any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenues, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

We do not control the operation of any of these hosting facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service.

III. Operational, Supply and Resource/Personnel Risks

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

As part of our operating history and growth strategy, we have acquired other businesses. In the future, we will continue to seek acquisition candidates in selected markets and from time to time engage in exploratory discussions with suitable candidates. We can provide no assurance that we will be able to identify and acquire targeted businesses or obtain financing for such acquisitions on satisfactory terms. The process of integrating acquired businesses into our operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management attention. In particular, the integration of acquired technologies with our existing products could cause delays in the introduction of new products. In connection with future acquisitions, we may incur significant charges to earnings as a result of, among other things, the write-off of purchased research and development.

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

We could experience manufacturing interruptions, delays, or inefficiencies if we are unable to procure in a timely and reliable manner components and products from single-source or limited-source suppliers.

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

We maintain several single-source or limited-source supplier relationships, either because multiple sources are not available or because the relationships are advantageous to us due to performance, quality, support, delivery, capacity, or price considerations. If the supply of a critical single or limited-source product or component is delayed or curtailed, we may not be able to ship the related product in desired quantities and in a timely manner. Even where multiple sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could harm our operating results.

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

We are heavily dependent upon our ability to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled engineers involved in ongoing product development and consulting personnel who assist in the development and implementation of our total business solutions. The market for such individuals is intensely competitive. Due to the critical role of our product development and consulting staffs, the inability to recruit successfully or the loss of a significant part of our product development or consulting staffs could have a material adverse effect on us. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We can provide no assurance that we will be able to retain our current personnel, or that we will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. This could have a material adverse effect upon our business, operating results and financial condition.

IV. Legal and Accounting Risks

If we become subject to adverse claims alleging infringement of third-party proprietary rights, we may incur substantial unanticipated costs and our competitive position may suffer.

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights. It is possible that in the future third parties may claim that our current or potential future technology solutions infringe on their intellectual property. We anticipate that developers of technology products will increasingly be subject to infringement claims as the number of products and competitors in our industry grows. We can provide no assurance that we will not be subject to such third-party claims, litigation or indemnity demands or that these claims will not be successful. If a claim or indemnity demand were to be brought against us, it could result in costly litigation or product shipment delays, or force us to stop selling or providing products or services, or enter into costly royalty or license agreements.

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

Under GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-live intangible assets are required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable, and therefore need to be reduced or written off altogether, include a decline in stock price and market capitalization, reduced future revenues, cash flows or growth estimates, failure to meet earnings forecasts and a reduction in use or discontinuation of purchased products.

In connection with our acquisitions we have goodwill and intangible assets on our balance sheet. The Company’s annual impairment analysis completed on January 1, 2011 indicated no impairment of either goodwill or indefinite-lived intangible assets. However, on January 1, 2010, we determined that the carrying value of goodwill and certain other indefinite-lived intangible assets was in excess of their fair values. Therefore, we were required to record a provisional, non-cash charge to earnings in the amount of $20.9 million. This charge resulted in a net loss of $9.4 million, or $0.29 per share, for the fiscal year ended December 31, 2009. In the second quarter of 2010 upon completion of the valuation analysis, the Company recorded a $0.3 million gain as a true-up adjustment to the initial charge. In future periods, if we determine that an impairment has occurred, we will similarly be required to record a charge to earnings in our financial statements during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined. Any such charge will correspondingly reduce our results of operations, perhaps materially.

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

Ineffective internal controls could adversely impact our business and operating results.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

Our use of accounting estimates involves judgment and could impact our financial results.

The application of generally accepted accounting principles requires us to make estimates and assumptions about certain items and future events that directly affect our reported financial results and condition. Our most critical accounting estimates are described in the footnotes to our consolidated financial statements contained in this report and in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These estimates and assumptions involve the use of judgment. As a result, our actual financial results may differ.

Assumptions and inputs used in our stock-based compensation expense calculations could change.

Similar to other companies, we use stock awards as a form of compensation for our key employees and directors. All stock-based payments to employees and directors, including grants of restricted stock and employee stock options, are required to be recognized in the financial statements based on their fair values. The amount recognized for stock compensation expense could vary depending on a number of assumptions or changes that may occur. For example, assumptions such as the risk-free rate, expected holding period and expected volatility that drive our valuation model could change. Other examples that could have an impact include changes in the mix and type of awards, changes in our compensation plans or tax rate, changes in our forfeiture rate, differences in actual results compared to management’s estimates for performance-based awards, or an unusually high amount of expirations of stock options.

V. Risks Related to an Investment in Our Common Stock

Our stock price has been volatile historically and may continue to be volatile. The price of our common stock may fluctuate significantly, and investors could lose all or a part of their investments as a result.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. In the fifty-two week period ended December 31, 2010, the sale price of our common stock on The NASDAQ Global Select Market ranged from $10.31 to $20.69 per share.

The price of our common stock may fluctuate significantly as a result of many factors in addition to the factors discussed in these risk factors. These factors, most of which are beyond our control, include:

•	fluctuations in our quarterly operating results;

•	changes in expectations as to our future financial performance or changes in financial estimates of securities analysts;

•	success of our operating and growth strategies;

•	investor anticipation of competitive and industry threats, whether or not warranted by actual events;

•	operating and stock price performance of other comparable companies or companies investors may deem comparable to us;

•	news reports relating to trends in our industry or general economic conditions; and

•	realization of any of the risks described in these risk factors.

In addition, the stock market in general has experienced, and in the future may experience, extreme volatility. Such volatility may reflect fluctuations that are unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance, which could cause purchasers of our common stock to incur substantial losses.

Investors in our common stock may experience future dilution.

In order to raise additional capital, we may in the future offer additional shares of our common stock, or other securities convertible into or exchangeable for our common stock, in transactions that may be dilutive to existing holders of our common stock. The sale of such shares also has potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares being placed into the market exceed the market’s ability to absorb the increased outstanding stock. Such an event could place further downward pressure on the price of our common stock. This could present an opportunity for short sellers to contribute to a further decline of our stock price. If there are significant short sales of our stock, the price decline that would result from such activity likely would cause the share price to decline, which, in turn, may cause persons who actually hold our stock to sell their shares, thereby contributing to a further share price decline of our common stock in the market.

Our executive officers own a significant amount of our common stock and will be able to exercise significant influence on matters requiring shareholder approval.

Our executive officers collectively owned approximately 8% of our outstanding common stock as of December 31, 2010. Consequently, together they continue to be able to exert significant influence over the election of our directors, the outcome of most corporate actions requiring shareholder approval and our business.

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

Our articles of incorporation authorize our board of directors to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of the preferred stock without further vote or action by our shareholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of any shares of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate actions, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. For example, an issuance of preferred stock could:

•	adversely affect the voting power of the holders of our common stock;

•	make it more difficult for a third party to gain control of us;

•	discourage bids for our common stock at a premium;

•	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

•	otherwise adversely affect the market price of our common stock.

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

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our 2010 fiscal year relating to our periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES

The Company currently conducts its operations from 11 locations and 14 different facilities. With the exception of one property, all of our facilities are leased. The facilities consist of assembly/warehouse and sales/administrative offices totaling approximately 418,000 square feet. In addition, the Company subleases approximately 80,000 square feet, including one facility in Alpharetta, Georgia and one facility in Aurora, Colorado. The long-term leases on the Company’s facilities expire at various dates through 2017. The Company has four corporate apartment leases. Two of the apartments are located in Austria, one in Australia and one in Singapore. These leases expire at various times through November 2013. The Company believes its facilities are adequate for its current needs and does not anticipate any material difficulty in securing facilities for new space, should the need arise. See “Liquidity and Capital Resources” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a summary of the Company’s lease obligations. A summary of our principal leased and owned properties that are currently in use or being subleased is as follows:

Location	Description	Area (sq. feet)	Lease Expiration
Alpharetta, Georgia	Assembly and warehouse	133,093	December 2017
Alpharetta, Georgia	Office space	106,631	January 2013
Alpharetta, Georgia (1)	Office space	75,759	January 2013
Fort Worth, Texas	Office space	66,882	July 2016
Salzburg, Austria	Office and warehouse space	32,347	January 2017
Geelong, Australia (2)	Office and warehouse space	11,900	October 2012
Adelaide, Australia	Office, assembly and warehouse space	10,721	March 2011
Dallas, Texas (3)	Office and warehouse space	10,000	January 2011
Memphis, Tennessee	Office space	9,897	April 2016
Huntington Beach, California	Office space	9,706	March 2015
Alpharetta, Georgia	Warehouse	9,600	June 2014
Prague, Czech Republic	Office space	8,216	December 2012
Aurora, Colorado (4)	Office space	4,194	June 2013
Kent, United Kingdom	Office space	3,757	Owned
Atlanta, Georgia	Office space	2,701	March 2011
Singapore	Office space	1,399	April 2012
Shanghai, China	Office space	1,251	March 2011

(1)	The Company is subleasing 100% of this facility. The sublease expires concurrent with the Company’s primary lease agreement in January 2013.
(2)	The Company has two leased facilities in Geelong, Australia. One of the leases expires in October 2012 and the other is a month-to-month lease.
(3)	As of February 1, 2011, the Company is leasing this facility on a month-to-month basis.
(4)	The Company is subleasing 100% of this facility. The sublease expires concurrent with the Company’s primary lease agreement in June 2013.

ITEM 3.	LEGAL PROCEEDINGS

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

The Company’s common stock is traded on The NASDAQ Global Select Market under the symbol “RADS.” The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by The NASDAQ Global Select Market.

Year ended December 31, 2010	High	Low
First Quarter	$14.36	$10.31
Second Quarter	15.73	13.08
Third Quarter	19.32	13.06
Fourth Quarter	20.69	16.99

Year ended December 31, 2009	High	Low
First Quarter	$5.50	$2.19
Second Quarter	8.59	4.37
Third Quarter	11.51	8.14
Fourth Quarter	11.20	9.00

As of March 4, 2011, there were 219 holders of record of the Company’s common stock. The closing price for the stock on this date was $17.76. Management of the Company believes that there are in excess of 8,416 beneficial holders of its common stock.

Performance Graph

The following graph compares the performance of Radiant’s common stock with the performance of The NASDAQ Composite Index and The NASDAQ Computer Index for a five year period by measuring the changes in common stock prices from December 31, 2005 to December 31, 2010.

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

The Company’s credit agreement with JPMorgan Chase Bank, N.A. contains limitations on the Company’s ability to declare and pay cash dividends. Further explanation of this agreement is presented in Note 7 of the consolidated financial statements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans approved by shareholders as of the fiscal year ended December 31, 2010, under which the equity securities of the Company were authorized for issuance (in thousands, except per share data):

	Number of Securities to be Issued Upon Exercise of Outstanding Share-Based Awards	Weighted-Average Exercise Price of Outstanding Share-Based Awards	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
1995 Stock Option Plan	1,205	$8.67	—
1997 Non-Management Directors Stock Option Plan	225	$9.37	—
1998 Employee Stock Purchase Plan	—	$—	917
2005 Long-Term Incentive Plan	2,378	$11.29	1,667

Total	3,808	$10.34	2,584

Purchases of Common Stock

In the fourth quarter of 2007, the Board of Directors of the Company authorized a re-commencement of the Company’s stock repurchase program authorizing the repurchase of up to 1.0 million shares of its common stock at a price not to exceed $25.00 per share through November 2009. The share repurchase program was not re-authorized in 2010. No stock repurchases were made during the fiscal years ended December 31, 2010, 2009 or 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for each of its five most recent fiscal years which have been derived from the consolidated financial statements of the Company. The financial data as of and for the year ended December 31, 2008 and subsequent years include Radiant’s acquisitions of Quest, Hospitality EPoS, Jadeon and Orderman, which took place in January 2008, April 2008, May 2008 and July 2008, respectively. See Note 5 to the consolidated financial statements for further explanation regarding these acquisitions. This selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements of the Company and the notes thereto included elsewhere herein (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenues	$346,414	$287,468	$301,576	$253,198	$222,310
Cost of revenues	186,766	151,949	172,514	141,061	124,451
Gross profit	159,648	135,519	129,062	112,137	97,859
Net income (loss) (1)	21,823	(9,398)	11,028	11,843	18,357

Net income (loss) per share:
Basic income (loss) per share	$0.61	$(0.29)	$0.34	$0.38	$0.59
Diluted income (loss) per share	$0.59	$(0.29)	$0.33	$0.36	$0.56
	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Working capital	$96,406	$28,790	$41,578	$51,720	$29,656
Total assets	367,703	288,597	303,542	221,959	198,655
Long-term debt, including current portion	14,724	62,626	98,466	20,467	34,194
Shareholders’ equity	266,338	153,343	140,331	141,956	115,971

(1)	Fiscal year ended December 31, 2009 includes a non-cash impairment charge of $20.9 million related to the goodwill and certain intangible assets associated with our Quest acquisition. See Note 6 to the consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Fiscal year ended December 31, 2006 includes an income tax benefit of approximately $10.3 million related to a reduction in the valuation allowance for deferred tax assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of Radiant’s business and results of operations. This MD&A should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements included elsewhere in this report. MD&A consists of the following sections:

•	Overview: A summary of our business, financial performance and opportunities

•	Acquisitions and New Businesses: A summary of acquisitions and new businesses

•	Results of Operations: A discussion of operating results

•	Liquidity and Capital Resources: An analysis of cash flows, sources and uses of cash, contractual obligations and financial position

•	Critical Accounting Policies and Procedures: A discussion of critical accounting policies that require the exercise of judgments and estimates

•	Recent Accounting Pronouncements: A summary of recent accounting pronouncements and the effects on the Company

Overview

We are a leading provider of technology focused on the development, installation and delivery of solutions for managing site operations of hospitality and retail businesses including restaurants, convenience stores, stadiums, arenas, movie theatres and specialty retailers. Our point-of-sale, back-office technology and hosted solutions are designed to enable businesses to deliver exceptional customer service while improving profitability. We offer a full range of products and services that are tailored to specific market needs including hardware, software, professional services and electronic payment processing. We believe we offer best-of-breed solutions designed for ease of integration in managing site operations, thus enabling operators to improve customer service while reducing costs. We believe our approach to site operations is unique in that our product solutions provide enterprise visibility and control at the site, field, and headquarters levels.

Our growth continues to be driven by the long-term industry shift toward a full system solution provider, the ability to have vertical solutions and non-payment applications residing at the point-of-sale, and new technology that enables operators to enhance their revenue drivers such as speed and consistency of service, customer loyalty programs, order accuracy and loss prevention and providing customers with greater value and a broader selection of products. In recent years, there have been well publicized breaches of point-of-sale and back-office systems that handle consumer card details, spurring widespread interest in more secure payment terminals and end-to-end encryption technology. We believe we are well positioned to meet the needs of our industry segments and the concerns around security with our suite of product offerings, which consist of hardware and software for point-of-sale and operational applications, as well as our back-office application offerings which include inventory, labor, financial management, fraud management and other centrally hosted enterprise solutions.

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

We operate in three segments: (1) Hospitality-Americas, (2) Retail & Entertainment-Americas and (3) International. The Hospitality-Americas segment represents our North, Central and South American restaurants business, which includes quick service, fast casual and table service restaurant operators. Our Retail & Entertainment-Americas segment is comprised of our other North, Central and South American business lines which serve petroleum and convenience retailers, specialty retailers and entertainment venues, including movie theaters, stadiums and arenas. The International segment focuses on our foreign operations outside of the Company’s other two segments, and primarily focuses on restaurant businesses and petroleum and convenience retail businesses. These segments became effective January 1, 2010 and replace the former reportable segments of Hospitality and Retail. All information reported for the years ended December 31, 2009 and 2008 has been reclassified to present data in accordance with the new segments.

Each segment focuses on delivering site management systems, including point-of-sale, self-service kiosk, back-office systems and hosted solutions designed specifically for each of the core vertical markets. We believe our customers benefit from a number of competitive advantages gained through our 25-year history of success in our industry segments. These advantages include our globally trusted brand names, large installed base, customizable platforms and our investment in research and development of new products for our industry segments.

The point-of-sale markets in which we operate are intensely competitive and highly dynamic, categorized by advances in technology, product introductions and the ability to respond to security standards. This competitive environment, coupled with the expectation in the marketplace that technology will continue to improve while becoming less expensive, results in significant pricing pressures. Our ability to compete generally depends on how well we navigate within this environment. To compete successfully we must continue to commercialize our technology, develop new products that meet constantly evolving customer requirements, continually improve our existing products, processes and services faster than our competitors, and price our products competitively while reducing average unit costs.

Our 2010 financial results improved significantly over the prior year due to continued improvement in global economic and industry conditions as well as the execution on significant contracts signed in the second half of 2009 and the first half of 2010. Fulfillment of such contracts contributed to the increase in systems sales over 2009 and we continued to see increases in our recurring revenue sources such as hardware maintenance, software support and maintenance, and hosted solution offerings.

In 2010, we saw strong growth and significant financial improvements over 2009 in every geography, industry and reseller channel. This growth was the result of multiple new direct customer wins, roll outs with existing customers, significant increases from our channel partners, and new product adoption within our subscription services business which continues to see growth rates nearing 30%. We saw a slight decline in our gross profit percentage due solely to the mix of our business and the increased capital spending for systems from our customers.

We enter 2011 with a very strong balance sheet due to the cash flow generated from operations and the cash generated from our public offering of stock during the third quarter of 2010. This strength and the expectation for continued growth in 2011 position us to continue to make significant progress on our strategic growth initiatives as well as to continue leveraging our operational structure.

We anticipate 2011 to be another strong year with revenue growth between 7-10% and operating margins improving by approximately 100 basis points. This growth is based on continuation of the economic recovery worldwide, our visibility into our strong pipeline, increased demand within our channel partners, acceptance of our new products developed in Europe and the continued adoption and launching of new products within our subscription services business.

Acquisitions and New Businesses

The following is a brief summary of acquisitions, followed by discussion of our electronic payment processing business. To the extent that we believe acquisitions, joint ventures or new businesses can position us to better serve our current segments, we will continue to pursue such opportunities in the future.

•

Acquisition of Orderman – On July 1, 2008, the Company acquired Orderman GmbH (“Orderman”), one of the leading manufacturers of wireless handheld ordering and payment devices for the hospitality industry. Headquartered in Salzburg, Austria, Orderman has provided innovative mobile solutions since 1994. Orderman distributes its solutions through a reseller network of partners that have deployed approximately 50,000 handheld devices, predominately in Europe. The acquisition has enabled Radiant to accelerate the adoption of mobile devices in the global hospitality sector. The total purchase price was approximately $33.0 million. The operations of the Orderman business have been included in our consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the International segment.

•

Acquisition of Jadeon – On May 1, 2008, Radiant acquired substantially all of the assets of Jadeon, Inc. (“Jadeon”), one of the Company’s resellers in California. Headquartered in Irvine, just outside Los Angeles, Jadeon had been delivering and supporting Radiant’s hospitality point-of-sale solutions since 2001 and offered a full range of technology systems and implementation and support services throughout the West coast. The acquisition enabled Radiant to strengthen its service capabilities and relationships with key accounts and serves as a platform for Radiant to strengthen its West coast market presence, specifically in the Los Angeles and San Francisco markets, allowing better penetration in the largest market in North America. The total purchase price was approximately $7.3 million. The operations of the Jadeon business have been included in our consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality-Americas segment.

•

Acquisition of Hospitality EPoS – On April 4, 2008, the Company acquired Hospitality EPoS Systems Ltd. (“Hospitality EPoS”), a technology supplier to the U.K. hospitality market since 1992. Headquartered in Kent, England, just outside London, Hospitality EPoS provided capabilities for sales, implementation and support services and represented our suite of Aloha products. The total purchase price was approximately $6.1 million. The operations of the Hospitality EPoS business have been included in our consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the International segment.

•

Acquisition of Quest – On January 1, 2008, the Company acquired Quest Retail Technology (“Quest”), a privately held company based in Adelaide, Australia. Quest is a global provider of point-of-sale and back office solutions to stadiums, arenas, convention centers, race courses, theme parks and various other industries. The total purchase price was approximately $53.4 million. The operations of the Quest business have been included in our consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Retail & Entertainment-Americas segment.

•

Other Acquisitions – On November 15, 2010, the Company acquired a channel partner and reseller of Radiant products and services. The total purchase price was approximately $2.5 million. The operations of this business have been included in the Company’s consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality-Americas segment.

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

When we launched RPS, we also entered into an agreement with Century Payments, Inc. (“Century”), to obtain and service new customers on behalf of RPS. Effective April 1, 2010, the agreement between RPS and Century was amended to restructure the financial arrangement between RPS and Century, giving Century the ability to bundle Radiant products with electronic payment processing services, and requiring RPS to provide custom development of certain tools for Century’s use. See Note 16 to the consolidated financial statements for further discussion of this amended agreement.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to total revenues:

	Year ended December 31,
	2010	2009	2008
Revenues:
Systems	46.8%	41.9%	51.6%
Maintenance, subscription and transaction services	42.5	46.0	36.1
Professional services	10.7	12.1	12.3

Total revenues	100.0	100.0	100.0

Cost of revenues:
Systems	25.9	22.2	27.5
Maintenance, subscription and transaction services	20.2	22.7	20.8
Professional services	7.8	8.0	8.9

Total cost of revenues	53.9	52.9	57.2

Gross profit	46.1	47.1	42.8

Operating expenses:
Product development	7.4	7.8	8.2
Sales and marketing	14.1	14.7	12.1
Depreciation of fixed assets	1.8	1.7	1.6
Amortization of intangible assets	2.5	3.2	2.6
General and administrative	11.0	12.2	10.4
Impairment of goodwill	(0.1)	5.9	—
Other charges and income, net	0.2	1.8	0.5

Total operating expenses	36.9	47.3	35.4

Income (loss) from operations	9.2	(0.1)	7.4
Interest and other expense, net	0.2	0.8	1.7

Income (loss) before taxes	9.0	(0.9)	5.7
Income tax provision	2.7	2.4	2.0

Net income (loss)	6.3%	(3.3)%	3.7%

Year ended December 31, 2010 compared to year ended December 31, 2009

The Company realized net income of $21.8 million, or $0.59 per diluted common share, in 2010, compared with a net loss of $9.4 million, or $0.29 per diluted common share, in 2009. The 2009 net loss was primarily attributable to a $20.9 million non-cash charge relating to the impairment of goodwill and certain intangible assets of Quest, as further described in Note 6 to the consolidated financial statements.

The Company’s revenues increased by $58.9 million, or 21%, compared to 2009. The increase in revenues was primarily due to improvements seen in the global economy, which in turn resulted in increased new site openings and capital spending from new and existing customers across all areas of our business. The increase is also attributable to several significant contracts being signed within the past 18 months and a significant number of those installations occurring during 2010. Additionally, our high margin subscription services business experienced significant growth in 2010.

Systems – Systems revenues are derived from sales and licensing fees for our point-of-sale hardware and software, site management software solutions and peripherals. Systems revenues for 2010 were $162.1 million compared to $120.5 million in 2009, an increase of $41.6 million, or 35%. The increase in systems revenues was primarily due to the economic recovery and some significant new contracts being signed, as noted above.

Maintenance, subscription and transaction services – The Company derives revenues from maintenance, subscription and transaction services, including hardware maintenance, software support and maintenance, subscription services and electronic payment processing services. The majority of these revenues are derived from support and maintenance, which is structured on a renewable basis and is directly attributable to the base of installed sites. A majority of all subscription, maintenance and support contracts are renewed annually. Revenues from maintenance, subscription and transaction services increased by $15.1 million, or 11%, to $147.4 million in 2010 as compared to 2009. The increase was primarily due to increased demand for subscription services and the additional revenues generated in both hardware and software support and maintenance resulting from increased systems sales, which added to our site base for recurring revenues.

Professional services – The Company also derives revenues from professional services such as consulting, training, custom software development and systems installations. Revenues from professional services increased by $2.2 million, or 6%, to $36.9 million in 2010 as compared to 2009. In recent months we have begun to see a shift in customer spending away from consulting and custom development projects and towards capital purchases of systems. This shift has resulted in a decrease in our one-time consulting and custom development revenues, but has been offset by increases in installations revenues related to increased systems sales.

Systems gross profit – Cost of systems consists primarily of hardware and peripherals for site-based systems and amortization of capitalized labor costs for internally developed software. All costs, other than capitalized software development costs, are expensed as products are shipped, while capitalized software development costs are amortized to expense at the greater of the amount computed using the ratio of current gross revenues for the product to total current and anticipated future gross revenues for that product or on a straight-line basis over the remaining, estimated useful life of the software. Systems gross profit increased during 2010 by $15.4 million, or 27%, to $72.3 million, while the gross margin percentage decreased by two points to 45% compared to 2009. The decrease in the gross profit percentage is primarily due to variations in product mix as our hardware products have lower margins than our software products.

Maintenance, subscription and transaction services gross profit – Cost of maintenance, subscription and transaction services consists primarily of personnel and other costs to provide support and maintenance services, subscription services and electronic payment processing services. The gross profit on maintenance, subscription and transaction services revenues increased during 2010 by $10.4 million, or 15%, to $77.5 million, while the gross margin percentage increased by two points to 53% compared to 2009. The increase in the gross profit percentage is primarily due to increased revenues from subscription services, which have higher margins than support and maintenance.

Professional services gross profit – Cost of professional services consists primarily of personnel costs for consulting, training, custom software development and installation services. The gross profit on professional services revenues decreased during 2010 by $1.7 million, or 15%, to $9.9 million, while the gross margin percentage decreased by six points to 27% for 2010 compared to 2009. The decrease in the gross profit percentage is the result of fluctuations in sales mix. These margins decline when more revenues come from lower margin services, such as installations, than from higher margin services, such as consulting and custom development services, which have declined as noted above.

Segment revenues – Total revenues in the Hospitality-Americas business segment were approximately $207.2 million in 2010 compared to $166.8 million in 2009, an increase of $40.4 million, or 24%. The increase is primarily the result of improved economic conditions, which led to increased demand for new systems in both our direct and reseller channel businesses, subscription services and support and maintenance of new and existing systems. The increase is also due to several significant contracts being signed within the past 18 months and significant installation activity occurring in 2010.

Total revenues in the Retail & Entertainment-Americas business segment were approximately $90.9 million in 2010 compared to $80.0 million in 2009, an increase of $10.9 million, or 14%. The increase is primarily attributable to strength in systems sales along with increases in related support and maintenance revenues across each business within the segment, largely due to improved economic and industry conditions.

Total revenues in the International business segment were approximately $43.4 million in 2010 compared to $37.7 million in 2009, an increase of $5.7 million, or 15%. The increase is primarily the result of increased systems sales along with hardware and software support and maintenance within our convenience retail business and reseller channel business in Europe.

Segment direct operating income – The Company evaluates the financial performance of the segments based on direct operating income, which is profit or loss before the allocation of certain corporate costs.

Direct operating income in the Hospitality-Americas business segment was approximately $51.8 million in 2010 compared to $37.4 million in 2009. This is an increase of $14.4 million, or 39%, and was primarily attributable to increased profits from systems sales, subscription services and hardware and software support and maintenance. These increases were partially offset by an increase in operating expenses, primarily sales commissions, which increased as expected in line with the overall increase in revenues.

Direct operating income in the Retail & Entertainment-Americas business segment was approximately $26.0 million in 2010 compared to $22.4 million in 2009. This is an increase of $3.6 million, or 16%, and is primarily the result of additional profits generated by increased systems sales and related support and maintenance revenues, as previously discussed.

Direct operating income in the International business segment was approximately $6.3 million in 2010 compared to $3.3 million in 2009. This is an increase of $3.0 million, or 91%, and is primarily due to additional profits resulting from increased systems sales, including handhelds in the European market, and increased hardware and software support and maintenance revenues.

Total operating expenses – Total operating expenses for 2010 decreased by $8.1 million, or 6%, as compared to 2009. Total operating expenses as a percentage of total revenues were 37% in 2010 and 47% in 2009. Based on the increase in revenues in 2010 total operating expenses would have been expected to increase in 2010 accordingly. However, our total 2009 operating expenses included a $20.9 million impairment charge related to the write-off of certain goodwill and intangible assets. The components of operating expenses are discussed below:

•

Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues which are included in costs of customer support, maintenance and other services. Product development expenses increased during 2010 by $3.4 million, or 15%, compared to 2009, primarily due to incremental investments in the development of future products. Product development expenses as a percentage of total revenues were 7% and 8% in 2010 and 2009, respectively.

•

Sales and marketing expenses – Sales and marketing expenses increased during 2010 by $6.3 million, or 15%, compared to 2009. The increase is primarily due to incremental sales commissions expense directly related to the increase in revenues and an increased focus on marketing activities. Sales and marketing expenses as a percentage of total revenues were 14% and 15% in 2010 and 2009, respectively.

•

Depreciation of fixed assets and amortization of intangible assets – Depreciation and amortization expense increased by $0.7 million, or 5%, in 2010 as compared to 2009. The increase is primarily due to additional depreciation related to our ERP system upgrade that was implemented in the first quarter of 2010 and depreciation expense related to routine capital spending to support our business operations. These increases were partially offset by a decline in amortization expense for acquired intangible assets that became fully amortized during the year. Depreciation and amortization expense as a percentage of revenues were 4% and 5% during 2010 and 2009, respectively.

•

General and administrative expenses – General and administrative expenses increased during 2010 by $3.1 million, or 9%, as compared to 2009. The increase is primarily due to additional bonus expense related to the Company’s performance as compared to its operating budget. General and administrative expenses as a percentage of total revenues were 11% and 12% in 2010 and 2009, respectively.

•

Impairment of goodwill – During the fourth quarter of 2009, the Company recorded a $17.0 million provisional, non-cash impairment charge to write off a portion of the goodwill associated with the acquisition of Quest. This charge was the result of our annual goodwill impairment analysis performed in January 2010. In the second quarter of 2010, the Company recorded a $0.3 million gain to adjust the initial charge upon completion of the valuation analysis. See Note 6 to the consolidated financial statements for further discussion of these items. The Company’s annual impairment analysis completed on January 1, 2011 indicated no impairment of goodwill for the year ended December 31, 2010.

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

•

During the fourth quarter of 2010, the Company determined that it would no longer use a leased facility in Irvine, California. The termination of this lease resulted in a charge of approximately $0.7 million.

•

During the fourth quarter of 2009, the Company recorded a $3.9 million non-cash impairment charge to write off a portion of certain intangible assets associated with Quest. This charge was the result of an appraisal of Quest’s intangible assets performed in conjunction with the goodwill impairment analysis as further described in Note 6 to the consolidated financial statements.

•

During the first quarter of 2009, the Company determined that it would not use certain third-party software licenses and recorded a write-off charge of $0.5 million as a result. Also during the first quarter of 2009, the Company recorded a charge of $0.7 million related to severance costs and restructuring of the organization. This charge resulted from efforts to align the Company’s operating structure with its revenues in light of the severe economic downturn that began in the second half of 2008. Additionally, during the first quarter of 2009, the Company sold a building for cash proceeds of approximately $0.2 million. A net gain of approximately $0.1 million was recognized as a result of this transaction.

Interest expense, net – The Company’s interest expense includes interest expense incurred on its long-term debt, revolving line of credit and capital lease obligations. Interest expense decreased from $2.3 million in 2009 to $1.0 million in 2010. The decrease is due to a reduction in interest rates and continued paydown of the Company’s outstanding indebtedness, most significantly its revolving credit borrowings, with funds received from the Company’s public offering of common stock completed in the third quarter of 2010. The Company’s interest income is primarily earned from notes receivable. Interest income increased by approximately $0.2 million in 2010 as compared to 2009. This increase is primarily the result of interest earned on the Company’s $9.0 million promissory note received in the second quarter of 2010 from Century Payments, Inc., related to our RPS business. See Note 16 to the consolidated financial statements for additional discussion of this note receivable.

Provision for income taxes – The Company’s effective income tax rate was 29.7% in 2010, (264.6%) in 2009, and 35.4% in 2008. In the fourth quarter of 2009, the Company recorded non-cash charges related to the impairment of goodwill and certain intangible assets associated with Quest. As a result of these charges, the Company’s effective tax rate fluctuated significantly during the 2009 year as compared to 2008 and 2010. Excluding the impairment charges, the Company’s effective tax rate would have been 37.2% for 2009. The rate decline from 2009 to 2010 is mainly attributable to the benefit obtained from a research and development tax credit for the 2007-2010 tax years. The rate reconciliation table in Note 10 to the consolidated financial statements illustrates the rate impact of the individual items referenced in the table. Each of these items was calculated based on the tax impact each item had on the Company’s net income. See Note 10 to the consolidated financial statements for additional discussion of income taxes.

Year ended December 31, 2009 compared to year ended December 31, 2008

The Company realized a net loss of $9.4 million, or $0.29 per basic common share, in 2009, compared with net income of $11.0 million, or $0.33 per diluted common share, in 2008. The net loss was fully attributable to a $20.9 million non-cash charge relating to the impairment of goodwill and certain intangible assets of Quest as further described in Note 6 to the consolidated financial statements.

The Company’s revenues decreased $14.1 million, or 5%, compared to 2008. The decrease in revenues was primarily due to the global economic downturn that began in the latter portion of 2008. The decrease in revenues was partially offset by a full year of operations from our RPS business and the acquisitions of Orderman, Jadeon and Hospitality EPoS that were completed in the second and third quarters of 2008.

Systems – Systems revenues are derived from sales and licensing fees for our point-of-sale hardware and software, site management software solutions and peripherals. Systems revenues for 2009 were $120.5 million compared to $155.6 million in 2008, a decrease of $35.1 million, or 23%. The decrease in systems revenue was primarily due to the economic downturn noted above, which slowed new site openings and reduced capital spending from existing customers. The decrease was partially offset by having a full year of operations from Orderman, Jadeon and Hospitality EPoS.

Maintenance, subscription and transaction services – The Company derives revenues from maintenance, subscription and transaction services, including hardware maintenance, software support and maintenance, subscription services and electronic payment processing services. The majority of these revenues are derived from support and maintenance, which is structured on a renewable basis and is directly attributable to the base of installed sites. A majority of all subscription, maintenance and support contracts are renewed annually. Revenues from maintenance, subscription and transaction services increased by $23.3 million, or 21%, to $132.3 million in 2009 as compared to 2008. The increase was primarily due to the additional revenues generated in both software and hardware support and maintenance resulting from incremental systems sales in 2008 and 2009 (which added to our site base for recurring revenue), an increase in demand for our hosted solutions, and a full year of revenues resulting from RPS business which we launched in the second half of 2008.

Professional services – The Company also derives revenues from professional services such as consulting, training, custom software development and system installations. Revenues from professional services decreased by $2.3 million, or 6%, to $34.7 million in 2009 as compared to 2008. The decrease was primarily due to lower installations revenues, which fell in direct correlation to the lower systems sales. The decrease was partially offset by increased revenues in consulting and custom software development projects.

Systems gross profit – Cost of systems consists primarily of hardware and peripherals for site-based systems and amortization of capitalized labor costs for internally developed software. All costs, other than capitalized software development costs, are expensed as products are shipped, while capitalized software development costs are amortized to expense at the greater of the amount computed using the ratio of current gross revenues for the product to total current and anticipated future gross revenues for that product or on a straight-line basis over the remaining, estimated useful life of the software. Systems gross profit decreased during 2009 by $15.8 million, or 22%, to $56.8 million, while the gross margin percentage remained constant at 47% in 2009 compared to 2008.

Maintenance, subscription and transaction services gross profit – Cost of maintenance, subscription and transaction services consists primarily of personnel and other costs to provide support and maintenance services, subscription services and electronic payment processing services. The gross profit on maintenance, subscription and transaction services revenues increased during 2009 by $20.9 million, or 45%, to $67.1 million, while the gross margin percentage increased by eight points to 51% for 2009 compared to 2008. The increase in the gross margin percentage was primarily due to the launch of our RPS business and increased revenues from our subscription services, both of which have higher margins. Margins were also improved in support and maintenance services through the combination of groups and streamlining of processes while maintaining a high level of service.

Professional services gross profit – Cost of professional services consists primarily of personnel costs for consulting, training, custom software development and installation services. The gross profit on professional services revenues increased during 2009 by $1.4 million, or 14%, to $11.5 million, while the gross margin percentage increased by six points to 33% in 2009 compared to 2008. The increase in the gross margin percentage was primarily attributable to the removal of capacity in the Company through the headcount reductions made in the fourth quarter of 2008 and the first quarter of 2009, as well as a continued focus on improving margins within our professional services through better utilization of personnel, including temporary and contract employees.

Segment revenues – Total revenues in the Hospitality-Americas business segment were approximately $166.8 million in 2009 compared to $176.8 million in 2008, a decrease of $10.0 million, or 6%. The decrease was primarily due to the decline in systems sales throughout the segment, but was partially offset by a full year of operations for Jadeon and an increase in maintenance, subscription and transaction fee revenues.

Total revenues in the Retail & Entertainment-Americas business segment were approximately $80.0 million in 2009 compared to $91.6 million in 2008, a decrease of $11.6 million, or 13%. The decrease was primarily attributable to economic factors that resulted in a decrease in demand by convenience retail operators. This decrease was partially offset by an increase in revenues within our specialty retail business.

Total revenues in the International business segment were approximately $37.7 million in 2009 compared to $29.6 million in 2008, an increase of $8.1 million, or 27%. This increase was primarily attributable to having a full year of operations from Orderman and Hospitality EPoS in 2009.

Segment direct operating income – The Company evaluates the financial performance of the segments based on direct operating income, which is profit or loss before the allocation of certain corporate costs.

Direct operating income in the Hospitality-Americas business segment was approximately $37.4 million in 2009 compared to $37.7 million in 2008. This is a decrease of $0.3 million, or 1%, and was primarily attributable to the decrease in revenues throughout the segment. The decrease was partially offset by a reduction in the cost of products and services as well as our efforts to control operating expenses during the economic downturn.

Direct operating income in the Retail & Entertainment-Americas business segment was approximately $22.4 million in 2009 compared to $22.7 million in 2008. This was a decrease of $0.3 million, or 1%. The primary explanation for the decrease is the decline in revenues throughout most of the segment due to the economic downturn, which was partially offset by the increase in revenues in our specialty retail business and our ability to minimize operating expenses.

Direct operating income in the International business segment was approximately $3.3 million in 2009 compared to $1.1 million in 2008. This is an increase of $2.2 million, or 200%, and was primarily due to the increase in revenues from having a full year of operations from Orderman and Hospitality EPoS as well as our efforts to control operating expenses during the economic downturn.

Total operating expenses – Total operating expenses for 2009 increased by $29.1 million, or 27%, as compared to 2008. Total operating expenses as a percentage of total revenues were 47% in 2009 and 35% in 2008. The components of operating expenses are discussed below:

•

Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues which are included in costs of customer support, maintenance and other services. Product development expenses decreased during 2009 by $2.4 million, or 10%, compared to 2008, primarily due to headcount reductions made in the fourth quarter of 2008 and the first quarter of 2009 to adjust our cost structure during the economic downturn. Product development expenses as a percentage of total revenues were 8% in 2009 and 2008.

•

Sales and marketing expenses – Sales and marketing expenses increased during 2009 by $6.0 million, or 16%, compared to 2008. This increase was primarily related to a full year of sales and marketing expenses resulting from the acquisitions of Orderman, Jadeon and Hospitality EPoS, higher bonus expense in 2009 as compared to 2008 due to the Company meeting its budgeted operating income, and a full year of costs associated with our RPS business. Sales and marketing expenses as a percentage of total revenues were 15% and 12% in 2009 and 2008, respectively.

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

•

General and administrative expenses – General and administrative expenses increased during 2009 by $3.7 million, or 12%, as compared to 2008. The increase was primarily due to the additional overhead expenses resulting from the acquisitions completed in 2008 and additional bonus expense associated with the Company meeting its budgeted operating income for the year. General and administrative expenses as a percentage of total revenues were 12% and 10% in 2009 and 2008, respectively.

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

•

During the first quarter of 2009, the Company determined that it would not use certain third-party software licenses and recorded a write-off charge of $0.5 million as a result. Also during the first quarter of 2009, the Company recorded a charge of $0.7 million related to severance costs and restructuring of the organization. This charge resulted from efforts to align the Company’s operating structure with its revenues in light of the severe economic downturn that began in the second half of 2008. Additionally, during the first quarter of 2009, the Company sold a building for cash proceeds of approximately $0.2 million. A net gain of approximately $0.1 million was recognized as a result of this transaction.

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

Provision for income taxes – The Company’s effective income tax rate was (264.6%) in 2009, and 35.4% in 2008. In the fourth quarter of 2009, the Company recorded non-cash charges related to the impairment of goodwill and certain intangible assets associated with Quest. As a result of these charges, the Company’s effective tax rate fluctuated significantly during the 2009 year as compared to 2008. During 2009, a valuation allowance of $6.6 million was recorded related to the amortization and impairment of goodwill and certain intangible assets associated with the acquisition of Quest. This compares to a $0.5 million valuation allowance related to the amortization of intangible assets associated with the acquisition of Quest recorded in 2008. The rate reconciliation table in Note 10 to the consolidated financial statements illustrates the rate impact of the individual items referenced in this table. Each of these items was calculated based on the tax impact each item had on the Company’s net income. The charges from the impairment of goodwill and certain intangible assets associated with the Quest acquisition resulted in a loss for U.S. GAAP purposes. However, these charges were not deductible for tax purposes, which contributed to a significant fluctuation from the rate noted in 2009 compared to 2008 for each item as referenced in the rate reconciliation table. Excluding the impairment charges, the Company’s effective tax rate would have been 37.2%. See Note 10 to the consolidated financial statements for additional discussion of income taxes.

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

The WFF Credit Agreement was scheduled to expire on March 31, 2010; however, it was refinanced in January 2008 upon the execution of the credit agreement with JPMorgan Chase Bank, N.A., as arranger, and JPMorgan Chase Bank, N.A, SunTrust Bank, Bank of America, Guaranty Bank and Wachovia Bank, N. A., as lenders (the “JPM Credit Agreement”). The JPM Credit Agreement and subsequent amendments thereto provide for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. An amendment to the JPM Credit Agreement was signed in July 2008, whereby the Company has the right to increase its revolving credit commitment by up to $25 million, subject to the terms and conditions set forth in the JPM Credit Agreement. As of December 31, 2010, aggregate borrowings under this facility totaled $14.0 million, comprised of $14.0 million in term loan facility borrowings and no amounts outstanding under the revolving loan facility. As of December 31, 2010, revolving loan borrowings available to the Company were equal to $80.0 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option, of either (1) LIBOR plus a margin ranging between 1.25% and 2.00% based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00% based on the Company’s consolidated leverage ratio, as defined. The leverage ratio covenant limits the Company’s consolidated indebtedness to a multiple of three times its consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as determined on a pro forma basis over the prior four quarters. The fixed charge coverage ratio covenant, as defined by the JPM Credit Agreement, requires the Company to maintain the ratio of its consolidated EBITDA as determined on a pro forma basis less capital expenses to its fixed charges (which includes regularly scheduled principal payments, consolidated interest expense, taxes paid or payable in accordance with GAAP, and restricted payments) to at least 1.2 to 1 for periods ending in 2008, 1.3 to 1 for periods ending in 2009, and 1.35 to 1 thereafter. The JPM Credit Agreement contains certain customary representations and warranties from the Company. In addition, the JPM Credit Agreement contains certain financial and non-financial covenants, with which the Company was in compliance as of December 31, 2010. Further explanation of this agreement is presented in Note 7 to the consolidated financial statements.

The Company’s working capital increased by approximately $67.6 million, or 235%, to $96.4 million at December 31, 2010 as compared to $28.8 million at December 31, 2009. This increase in working capital during 2010 resulted from an increase in the Company’s current assets, equal to approximately $73.8 million, that was primarily attributable to a substantial increase in cash resulting from the completion of the Company’s public offering of common stock during the quarter ended September 30, 2010, offset by an increase in current liabilities of approximately $6.4 million, as more fully explained below. The Company has historically funded its business through cash generated by operations.

Cash provided by operating activities for 2010 was approximately $37.0 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non–cash charges, including depreciation, amortization, stock–based compensation expense and other charges. Changes in assets and liabilities increased operating cash flows during 2010, principally due to increases in bonus accruals and accrued expenses (which have a positive impact on cash flow) that were attributable to increased sales and an increase in inventory on hand at December 31, 2010. These increases were partially offset by increases in accounts receivable and inventory (which have a negative effect on cash flow) that were attributable to increased sales, the timing of certain cash collections and anticipation of hardware shipments in future quarters. Lastly, the Company received proceeds from Century Payments, Inc. of approximately $2.2 million, as more fully explained in Note 16 to the consolidated financial statements. If near-term demand for the Company’s products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

Cash provided by operating activities for 2009 was approximately $43.4 million. Cash from operations in 2009 was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges including depreciation, amortization, impairment of goodwill, stock-based compensation and other income and charges. Changes in assets and liabilities increased operating cash flows during 2009, principally due to our continued focus on collections which resulted in a reduction in accounts receivable, a focus on inventory management, which resulted in a decrease in inventories, and an increase in accounts payable, bonus accruals and accrued expenses (which have a positive impact on cash flow) that was due to normal year over year fluctuations and the timing of payments completed during the fourth quarter.

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

Cash used in investing activities during 2010 was approximately $12.1 million. Approximately $2.2 million was used in the acquisition of a business. Approximately $6.4 million was used to invest in property and equipment. The Company continued to increase its investment in future products by investing $3.8 million in internally capitalizable software during 2010. The Company also received cash proceeds of $0.2 million from certain notes receivable during 2010.

Cash used in investing activities during 2009 was approximately $12.2 million. Approximately $6.3 million was used to invest in property and equipment and $2.0 million was used to purchase a customer list related to our RPS business. The Company continued to increase its investment in future products by investing $4.0 million in internally capitalizable software during 2009. Lastly, the Company recognized cash proceeds of $0.2 million from the sale of a building located in Australia.

Cash used in investing activities during 2008 was approximately $108.9 million. Approximately $97.3 million was used in the acquisitions of Orderman, Quest, Hospitality EPoS and Jadeon, net of cash acquired (see Note 5 to the consolidated financial statements). In addition, the Company recognized cash proceeds during 2008 of approximately $5.5 million from the sale of an undeveloped parcel of land and the execution of forward exchange contracts in conjunction with the Orderman and Quest acquisitions. Approximately $11.0 million was used to invest in property and equipment, including $7.8 million to improve our infrastructure through the development of an upgraded ERP system that was placed in service in the first quarter of 2010. Lastly, the Company increased its investment in future products by investing $4.0 million in internally developed capitalizable software during 2008.

Cash provided by financing activities during 2010 was approximately $34.4 million. Financing activities included the Company’s public offering of approximately 3.5 million shares of common stock completed during the third quarter of 2010 at a price of $17.00 per share, resulting in net cash proceeds equal to approximately $56.4 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred in conjunction with the offering. In addition, the Company received cash proceeds from a research and development note of approximately $0.1 million, the exercise of stock options by employees of approximately $21.4 million, the purchase of shares issued under the Employee Stock Purchase Plan of approximately $0.2 million and the impact of tax benefits related to stock-based compensation expense of approximately $5.5 million. Cash used in financing activities included scheduled payments under the JPM Credit Agreement of approximately $6.0 million, net payments against the revolving loan facility under the JPM Credit Agreement of approximately $42.0 million, scheduled payments against the Company’s capital lease obligations of approximately $0.8 million, and tax withholding payments related to the net share settlement of stock options of approximately $0.4 million.

Cash used in financing activities during 2009 was approximately $34.3 million. Financing activities included scheduled payments under the JPM Credit Agreement and payments against the revolving loan facility and research and development notes, scheduled payments against the Company’s capital lease obligations and the impact of tax benefits related to stock-based compensation expense. In addition, the Company received cash proceeds from a research and development note of approximately $0.2 million, the exercise of stock options by employees of approximately $1.3 million and the purchase of shares issued under the Employee Stock Purchase Plan of approximately $0.2 million.

Cash provided by financing activities during 2008 was $78.2 million. Financing activities during 2008 included cash received from borrowings under the JPM Credit Agreement equal to $116.2 million, net of financing costs. These borrowings were used to fund the acquisitions of Orderman, Quest, Hospitality EPoS and Jadeon (see Note 5 to the consolidated financial statements), complete scheduled term loan payments under the JPM Credit Agreement of $4.0 million, repay the outstanding balance of the term loan under the WFF Credit Agreement equal to $18.2 million, and to pay various fees associated with the termination of the WFF Credit Agreement of $0.3 million. In addition, the Company received cash proceeds from employees for the exercise of stock options of $1.7 million, made scheduled payments under the promissory notes related to the MenuLink acquisition equal to $1.3 million, and repaid the entire balance of the promissory note with the previous shareholders of Aloha Technologies, Inc. equal to $1.0 million.

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

Contractual Obligations

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2017. Additionally, the Company leases various pieces of equipment under capital lease agreements that expire on various dates through December 2014. Contractual obligations as of December 31, 2010 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital leases	$632	$454	$173	$5	$—
Operating leases (1)	20,332	4,997	7,799	5,016	2,520
Other obligations:
Revolving credit facility (JPM Credit Agreement) (2)	—	—	—	—	—
Term loan facility (JPM Credit Agreement)	14,000	6,000	8,000	—	—
Austrian research & development loan	724	—	724	—	—
Estimated interest payments on credit facility and term notes (3)	720	494	226	—	—
Purchase commitments (4)	20,041	18,402	1,639	—	—

Total contractual obligations	$56,449	$30,347	$18,561	$5,021	$2,520

(1)	This schedule includes the future minimum lease payments related to facilities that are being subleased. The total minimum rentals to be received in the future under subleases as of December 31, 2010 are approximately $1.5 million in less than one year and $1.7 million in one to three years.

(2)	As of December 31, 2010, the Company had $80.0 million of available revolving credit facility borrowings under the JPM Credit Agreement and no amounts outstanding under this credit facility. See Note 7 to the consolidated financial statements for further discussion of our credit facility.

(3)	For purposes of this disclosure, we used the interest rates in effect as of December 31, 2010 to estimate future interest expense. See Note 7 to the consolidated financial statements for further discussion of our debt components and their interest rate terms.

(4)	The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The related supplies are to be delivered at various dates through June 2012. Further explanation of these commitments is presented in Note 11 to the consolidated financial statements.

At December 31, 2010, the Company had a $3.2 million reserve related to unrecognized tax benefits which is not reflected in the table above. Substantially all of this tax reserve is included in other long-term liabilities and deferred income taxes on the accompanying consolidated balance sheet.

Critical Accounting Policies and Procedures

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes, and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

The Company’s revenues are generated primarily through software and system sales, support and maintenance, and other services. The Company recognizes revenue using the guidance from FASB ASC Subtopic, Software – Revenue Recognition (“ASC 985-605”), FASB ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts (“ASC 605-35”), FASB ASC Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements (“ASC 605-25”), and FASB ASC Subtopic 605-10, Revenue Recognition – Overall (“ASC 605-10”). Under these guidelines, the Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists; (2) delivery of the product has occurred; (3) the fee is fixed or determinable; (4) collectibility is reasonably assured; and (5) remaining obligations under the agreement are insignificant. Under multiple-element arrangements, where each element is separately stated, sold and priced, the Company recognizes revenues for the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. The Company’s VSOE of fair value is determined based on the price charged when the same element is sold separately. If evidence of fair value does not exist for all elements in a multiple-element arrangement, the Company recognizes revenue using the residual method. Under the residual method, a delivered element without VSOE of fair value is recognized as revenue if all undelivered elements have VSOE of fair value. Sales tax collected is recorded net, is not recognized as revenue and is included in accrued liabilities on the accompanying consolidated balance sheets. Shipping and handling fees collected are recorded gross, recognized as revenues and included in cost of revenues on the accompanying consolidated statements of operations. Revenues from the Company’s customers are generally attributable to individual countries based on the location of the related point of shipment.

The Company sells its products, which include both software licenses and hardware, to both resellers and directly to end-users. Revenues from software licenses and system sales is generally recognized as products are shipped, provided that no significant vendor obligations remain and that collection of the related receivable is probable. For those agreements that provide for significant services or custom development that are essential to the software’s functionality, the software license and contracted services are recognized under the percentage of completion method as prescribed by the provisions of ASC 605-35. Contracts accounted for on a percentage of completion basis under the provisions of ASC 605-35 are not considered complete until acceptance, as determined by the customer agreement, has been obtained. The Company offers its customers post-contract support in the form of maintenance and telephone support. Revenues from support and maintenance is recognized ratably over the term of the agreement. The Company also offers its customers a subscription based software model for use of its software, maintenance, telephone support and hosting services on a monthly basis. Revenues from subscription services is recognized ratably over the contract period.

The Company’s professional services revenues consist of fees generated from consulting, custom software development, installations and training. Revenues related to professional services performed by the Company are generally recognized on a time and materials basis as the services are performed. Under contracts where revenues are recognized using the percentage of completion method under the provisions of ASC 605-35, the Company measures its progress-to-completion by using input measures, primarily labor hours. The Company continually updates and revises estimates of its input measures. If those estimates indicate a loss will be incurred, the entire loss is recognized in that period.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimates are developed by using standard quantitative measures based on estimated losses, adjusting for current economic conditions and evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these allowances adequate and proper, if the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Stock-Based Compensation Expense

The Company follows the provisions of FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), using the modified prospective transition method. ASC 718 requires companies to recognize the cost for employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Under the guidance of ASC 718, the Company recognizes compensation expense for equity-based awards granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

At December 31, 2010, the Company had approximately 1.2 million unvested options outstanding with a weighted-average grant-date fair value per share of $5.20. The unvested options and restricted stock awards have a total unrecognized compensation expense of approximately $2.6 million and $3.1 million, respectively, net of estimated forfeitures, which will be recognized over the weighted average periods of 0.9 years and 1.2 years, respectively.

For the years ended December 31, 2010, 2009 and 2008, the Company recognized stock compensation expense of approximately $5.3 million, $4.5 million and $4.6 million, respectively. Prior to the adoption of ASC 718, the Company applied the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to calculate the compensation expense for stock-based awards. Historically, the Company’s general policy was to set the exercise price for its stock options equal to the market value on the grant date. As a result, the options had no intrinsic value on their grant dates, and the Company did not record any compensation expense unless the terms of the options were subsequently modified.

The Company uses the Black-Scholes-Merton model to estimate the fair value of options granted. The Black-Scholes-Merton model requires estimates of the expected term of the option, as well as future volatility and the risk-free interest rate.

For options issued during the year ended December 31, 2010, the Company estimated the weighted-average grant-date fair value per share to be $7.32. The key assumptions used to calculate this value are provided below:

Year Ended December 31, 2010
Expected volatility	69 - 71%
Expected life (in years)	3 - 4
Expected dividend yield	0.0%
Risk-free interest rate	1.1 - 2.0

The assumptions made represent management’s best estimate, but they are highly subjective and inherently uncertain. If management had made different assumptions, the calculation of the options’ fair value and the resulting stock-based compensation expense could differ, perhaps materially, from the amounts recognized in the Company’s financial statements.

In addition to the assumptions used to calculate the fair value of the Company’s stock options, the Company is required to estimate the expected forfeiture rate of all share-based awards and only recognize expense for those awards the Company expects to vest. The stock-based compensation expense recognized in the Company’s consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008 has been reduced for estimated forfeitures. If management were to change the estimate of forfeiture rates, the amount of stock-based compensation expense could differ, perhaps materially, from the amount recognized in the Company’s financial statements.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is principally determined by the first-in, first-out method. The Company records adjustments to the value of inventory based upon its forecasted plans to sell its inventories. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations.

Capitalized Software Development Costs

In accordance with FASB ASC Subtopic 985-20, Software—Costs of Software to Be Sold, Leased, or Marketed (“ASC 985-20”), the Company’s policy on capitalized software costs determines the timing of recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of license fees. Capitalization of such costs begins when a detail program design or working model has been produced as evidenced by the completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is recorded at the greater of the amount computed using the ratio of current gross revenues for the product to total current and anticipated future gross revenues for that product or the straight-line basis over the remaining estimated economic life of the software, which management has determined is not more than five years. Management is required to use its judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Additionally, management is required to use its judgment in the valuation of the unamortized capitalized software costs in determining whether the recorded value is recoverable based on estimated future product sales.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company has significant intangible assets related to goodwill and other acquired indefinite-lived intangibles. In assessing the recoverability of goodwill and other intangible assets, the Company must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For goodwill, the impairment evaluation includes a comparison of the carrying value of each reporting unit which houses goodwill to that reporting unit’s fair value. The fair values of the reporting units are based upon the net present value of future cash flows, including a terminal value calculation. The assumptions used to derive these values are based on risk-adjusted growth rates and discount factors accommodating conservative viewpoints that consider the full range of variability contemplated in the current economic situation. The Company also assesses market-based multiples of other market-participant companies to determine whether the Company’s fair value assumptions appropriately align with market-participant valuation multiples. The fair value measures used by the Company include level 2 and level 3 inputs. If the fair value of any reporting unit is less than its carrying value, further analysis would be required to determine the amount of the impairment.

This analysis is prepared for each individual indefinite-lived intangible asset and includes an estimate of the asset’s fair value based on future discounted net cash flows expected to be generated by the asset over its estimated useful life. The fair value measures used by the Company include level 2 and level 3 inputs. If the carrying value of the asset exceeds its fair value, the Company will record an impairment charge in the amount by which the carrying value of the asset exceeds its fair value. In addition, the Company monitors the use of and future intention with regards to each indefinite-lived intangible asset to determine whether it is appropriate to begin to amortize the asset. If the Company were to determine that an impairment of intangible assets or goodwill exists, the Company would be required to record an impairment charge in the reporting period in which the impairment is determined, which could have a negative impact on earnings.

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

Accounting Pronouncements

Recently Issued Standards

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations—a consensus of the FASB Emerging Issues Task Force (“ASU 2010-29”). This ASU clarifies existing disclosure requirements for public entities with business combinations that occur in the current reporting period. The ASU stipulates that if an entity is presenting comparative financial statements, revenue and earnings of the combined entity should be disclosed as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The ASU also expands the supplemental pro forma disclosures required by ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This guidance may impact our comparative financial statements and required pro forma disclosures in years when business combinations occur that are material, individually or in the aggregate, and that have acquisition dates of January 1, 2011 or later.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). This ASU establishes that tangible products that contain software that works together with the non-software components of the tangible product to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. These items should be accounted for under other appropriate revenue recognition guidance. We are required to adopt this ASU prospectively for new or materially modified agreements as of January 1, 2011 and concurrently with ASU 2009-13 which is described below. Full retrospective application is optional and early adoption is permitted at the beginning of a fiscal year. We do not expect the adoption of this ASU to have a material impact on the determination or reporting of the Company’s financial position, cash flows or results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). This ASU amends the criteria for separating consideration in multiple-deliverable arrangements, which will, as a result, separate multiple-deliverable arrangements more often than under existing U.S. GAAP. Additionally, this ASU establishes a selling price hierarchy for determining the selling price of a deliverable. The ASU also eliminates the residual method of revenue allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This guidance requires that management determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a stand-alone basis. This ASU significantly expands the disclosures required for multiple-deliverable revenue arrangements with the objective of disclosing judgments related to these arrangements and the effect that the use of the relative selling-price method and changes in those judgments have on the timing and amount of revenue recognition. We are required to adopt this ASU prospectively for new or materially modified agreements as of January 1, 2011 and concurrently with ASU 2009-14, which is described above. Full retrospective application is optional and early adoption is permitted at the beginning of a fiscal year. We do not expect the adoption of this ASU to have a material impact on the determination or reporting of the Company’s financial position, cash flows or results of operations.

Recently Adopted Standards

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). This ASU requires enhanced disclosures with disaggregated information regarding the credit quality of an entity’s financing receivables and its allowance for credit losses. The update also requires disclosure of credit quality indicators, past due information, and modifications of financing receivables. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. We adopted this ASU beginning with our annual reporting period ended December 31, 2010. Except for the additional required disclosures, we do not anticipate that the application of this guidance will have an impact on the Company.

Off-Balance Sheet Arrangements

At December 31, 2010, the Company does not have any material off-balance sheet arrangements (as defined in the applicable regulations) that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See the Contractual Obligations section of this Item and Note 11 to the consolidated financial statements for more information about the Company’s guarantees, financial commitments and indemnification arrangements. The Company does not have retained interests in assets transferred to unconsolidated entities or other material off-balance sheet interests or instruments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents and long-term debt. During 2010, the weighted-average interest rate on the Company’s long-term debt was approximately 2.78%. A 10% increase in this rate would have increased interest expense by approximately $0.1 million during 2010.

Foreign Currency Exchange Rates

The Company’s international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. See Item 1A, “Risk Factors – Fluctuations in currency exchange rates may adversely impact our cash flows and earnings.”

The Company’s exposures to foreign currency risk are primarily related to fluctuations in the Euro and Australian dollar relative to the U.S. dollar for our operations located in Europe and Australia, respectively. Revenues from foreign operations represented 16% of total revenues for the years ended December 31, 2010 and 2009, and 14% for the year ended December 31, 2008. Accordingly, an immediate 10% change in foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2010, 2009 and 2008 would not have a material effect on the Company’s consolidated financial position or results of operations.

Forward Exchange Contracts

The Company records derivatives, namely foreign exchange contracts, on the balance sheet at fair value. The gains or losses on foreign currency forward contracts are recorded in the accompanying consolidated statements of operations. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments. The Company recognized gains totaling approximately $0.8 million for the year ended December 31, 2008 related to forward exchange contracts executed in conjunction with the acquisitions of Quest and Orderman. Further explanation of this is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company did not enter into any foreign exchange contracts during the years ended December 31, 2010 or 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed with this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Radiant Systems, Inc.

Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Radiant Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Radiant Systems, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 11, 2011

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

(In thousands, except share data)

	December 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$75,026	$15,521
Accounts receivable, net	51,204	42,515
Inventories	36,440	29,662
Deferred tax assets	7,317	5,690
Other current assets	2,325	4,587

Total current assets	172,312	97,975
Property and equipment, net	24,297	24,923
Software development costs, net	13,290	11,810
Deferred tax assets, non-current	1,676	1,323
Goodwill	111,732	107,819
Intangible assets, net	34,762	42,428
Other long-term assets	9,634	2,319

Total assets	$367,703	$288,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$6,000	$6,000
Accounts payable	16,929	17,724
Accrued liabilities	30,733	23,462
Customer deposits and unearned revenues	21,820	21,157
Current portion of capital lease payments	424	842

Total current liabilities	75,906	69,185
Capital lease payments, net of current portion	171	576
Long-term debt, net of current portion	8,724	56,626
Customer deposits and unearned revenues, non-current	6,049	—
Deferred tax liabilities, non-current	4,540	4,265
Other long-term liabilities	5,975	4,602

Total liabilities	101,365	135,254

Commitments and contingencies (see Note 11)

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 39,461,227 and 33,239,198 shares issued and outstanding at December 31, 2010 and 2009, respectively	—	—
Additional paid-in capital	253,278	164,769
Retained earnings (accumulated deficit)	12,742	(9,081)
Accumulated other comprehensive income (loss)	318	(2,345)

Total shareholders’ equity	266,338	153,343

Total liabilities and shareholders’ equity	$367,703	$288,597

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands, except per share data)

	2010	2009	2008
Revenues:
Systems	$162,079	$120,507	$155,647
Maintenance, subscription and transaction services	147,419	132,281	108,940
Professional services	36,916	34,680	36,989

Total revenues	346,414	287,468	301,576

Cost of revenues:
Systems	89,809	63,672	82,971
Maintenance, subscription and transaction services	69,903	65,141	62,652
Professional services	27,054	23,136	26,891

Total cost of revenues	186,766	151,949	172,514

Gross profit	159,648	135,519	129,062

Operating expenses:
Product development	25,768	22,345	24,794
Sales and marketing	48,670	42,331	36,352
Depreciation of fixed assets	6,054	4,789	4,664
Amortization of intangible assets	8,738	9,265	7,902
General and administrative	38,186	35,065	31,403
Impairment of goodwill (Note 6)	(313)	17,008	—
Other charges and income, net (Note 8)	695	5,044	1,633

Total operating expenses	127,798	135,847	106,748

Income (loss) from operations	31,850	(328)	22,314
Interest income	(164)	(66)	(33)
Interest expense	1,197	2,410	4,887
Other (income) expense, net	(236)	(94)	377

Income (loss) before taxes	31,053	(2,578)	17,083
Income tax provision	9,230	6,820	6,055

Net income (loss)	$21,823	$(9,398)	$11,028

Net income (loss) per share:
Basic income (loss) per share	$0.61	$(0.29)	$0.34
Diluted income (loss) per share	$0.59	$(0.29)	$0.33

Weighted average shares outstanding:
Basic	35,512	32,916	32,293
Diluted	37,109	32,916	33,398

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount
BALANCE, January 1, 2008	31,935	$—	$150,924	$(10,711)	$1,743	$141,956

Components of comprehensive income:
Net income	—	—	—	11,028	—	11,028
Foreign currency translation adjustment	—	—	—	—	(19,659)	(19,659)

Total comprehensive income (loss)	—	—	—	11,028	(19,659)	(8,631)
Exercise of employee stock options	232	—	1,657	—	—	1,657
Stock issued under Employee Stock Purchase Plan	28	—	171	—	—	171
Net tax benefits related to stock-based compensation	—	—	543	—	—	543
Restricted stock awards	304	—	1,042	—	—	1,042
Stock-based compensation	—	—	3,593	—	—	3,593

BALANCE, December 31, 2008	32,499	$—	$157,930	$317	$(17,916)	$140,331

Components of comprehensive income:
Net loss	—	—	—	(9,398)	—	(9,398)
Foreign currency translation adjustment	—	—	—	—	15,571	15,571

Total comprehensive (loss) income	—	—	—	(9,398)	15,571	6,173
Exercise of employee stock options	267	—	1,332	—	—	1,332
Stock issued under Employee Stock Purchase Plan	31	—	229	—	—	229
Net tax benefits related to stock-based compensation	—	—	807	—	—	807
Restricted stock awards	442	—	1,660	—	—	1,660
Stock-based compensation	—	—	2,811	—	—	2,811

BALANCE, December 31, 2009	33,239	$—	$164,769	$(9,081)	$(2,345)	$153,343

Components of comprehensive income:
Net income	—	—	—	21,823	—	—
Foreign currency translation adjustment	—	—	—	—	2,663	2,663

Total comprehensive income	—	—	—	21,823	2,663	24,486
Exercise of employee stock options	2,546	—	22,104	—	—	22,104
Stock issued under Employee Stock Purchase Plan	15	—	236	—	—	236
Net tax benefits related to stock-based compensation	—	—	5,534	—	—	5,534
Restricted stock awards	221	—	2,509	—	—	2,509
Stock-based compensation	—	—	2,849	—	—	2,849
Issuance of common stock	3,502	—	56,355	—	—	56,355
Tax withholdings related to net share settlement of stock options	—	—	(421)	—	—	(421)
Retirement of shares received from net share settlement of stock options	(62)	—	(657)	—	—	(657)

BALANCE, December 31, 2010	39,461	$—	$253,278	$12,742	$318	$266,338

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,823	$(9,398)	$11,028
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,704	15,996	13,813
Provision for deferred income taxes	(1,831)	2,100	1,265
Impairment of goodwill (see Note 6)	(313)	17,008	—
Stock-based compensation expense (see Note 3)	5,344	4,465	4,643
Other charges and income, net (see Note 8)	695	3,201	1,633
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(8,173)	1,632	4,286
Inventories	(6,420)	2,643	2,767
Other assets	3,334	(2,590)	4,051
Accounts payable	(976)	(700)	(10,883)
Accrued liabilities	6,557	8,949	(11,438)
Customer deposits and unearned revenue	(4,054)	791	1,085
Other liabilities	3,330	(677)	(5,069)

Net cash provided by operating activities	37,020	43,420	17,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,365)	(6,328)	(10,952)
Capitalized software development costs	(3,762)	(3,998)	(4,032)
Net cash paid for acquisitions (see Note 5)	(2,205)	(97)	(97,259)
Proceeds from notes receivable	237	—	—
Purchase of customer list	—	(2,000)	(2,000)
Proceeds from sale of building	—	216	—
Repayment of note receivable	—	—	(250)
Proceeds from sale of land	—	—	3,931
Execution of forward contract	—	—	1,664

Net cash used in investing activities	(12,095)	(12,207)	(108,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	56,355	—	—
Proceeds from exercise of employee stock options	21,447	1,332	1,656
Proceeds from shares issued under Employee Stock Purchase Plan	236	229	171
Tax benefits related to stock-based compensation	5,534	809	483
Tax withholdings related to net share settlement of stock options	(421)	—	—
Principal payments on capital lease obligations	(842)	(848)	(806)
Principal payments on term loan under JPM Credit Agreement (see Note 7)	(6,000)	(6,000)	(4,000)
Proceeds from revolving loan under the JPM Credit Agreement	16,350	23,000	122,600
Repayments of revolving loan under the JPM Credit Agreement	(58,350)	(53,000)	(50,600)
Proceeds from research and development notes payable	134	239	466
Repayment of research and development notes payable	—	(81)	—
Proceeds from term loan under the JPM Credit Agreement	—	—	30,000
Payment of financing costs related to the JPM Credit Agreement	—	—	(664)
Principal payments on notes payable to shareholders	—	—	(2,275)
Principal payments on notes payable to a bank	—	—	(271)
Principal payments on WFF Credit Agreement (see Note 7)	—	—	(18,192)
Payment of fees to terminate WFF Credit Agreement	—	—	(341)

Net cash provided by (used in) financing activities	34,443	(34,320)	78,227

Effect of exchange rate changes on cash and cash equivalents	137	2,178	—
Increase (decrease) in cash and cash equivalents	59,505	(929)	(13,490)
Cash and cash equivalents at beginning of year	15,521	16,450	29,940

Cash and cash equivalents at end of year	$75,026	$15,521	$16,450

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

	2010	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,003	$2,367	$5,002
Cash paid for income taxes, net of refunds	$5,268	$1,214	$6,622

SCHEDULE OF NON-CASH TRANSACTIONS:
Assets acquired under capital leases	$18	$155	$1,288
Purchases of property and equipment	$141	$360	$—
Amendment to agreement with Century Payments, Inc.	$9,000	$—	$—
Removal of capitalized contract costs	$(2,849)	$—	$—
Net share settlement of stock options exercised, repurchased and retired	$646	$—	$—
Purchase price accrual related to acquisition (see Note 5)	$245	$—	$—
Purchase price adjustments related to acquisitions (see Note 5)	$—	$(315)	$860
Purchase of customer list, final payment completed in Q1 2009	$—	$—	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2010

1. ORGANIZATION AND BACKGROUND

Headquartered in Alpharetta, Georgia, Radiant Systems, Inc. (the “Company” or “Radiant”) focuses on delivering site systems, including point-of-sale, self-service kiosks, mobile ordering and payment devices, back-office systems, site management technology and business services such as customer loyalty programs, electronic gift card management, comprehensive reporting systems management, electronic payment processing and centralized data management designed specifically for the Company’s three reportable segments: (1) Hospitality-Americas, (2) Retail & Entertainment-Americas and (3) International. For selected financial information about our business segments, see Note 14. Radiant’s offerings include hardware and software products, and services including maintenance and support, hosting, consulting, custom development, installations and electronic payment processing. Each offering can be purchased independently or as a suite of integrated products to address the customer’s specific business needs.

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

Repurchased or Reacquired Company Stock

The Company records repurchased or reacquired Company stock purchases at cost and allocates this value to additional paid-in capital.

Although the Company’s Board of Directors approved re-commencement of our share repurchase program for the period of November 2007 through November 2009, there were no repurchases of our stock during the years ended December 31, 2009 or 2008. The share repurchase program was not re-authorized in 2010.

Foreign Currency Translation

The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. dollars for financial reporting purposes in accordance with Financial Accounting Standards Board (“FASB”) ASC Subtopic 830-20, Foreign Currency Matters—Foreign Currency Transactions (“ASC 830-20”). The assets and liabilities of non-U.S. operations whose functional currencies are not in U.S. dollars are translated at the current rates of exchange at month-end, while revenues and expenses are translated at the average exchange rate for the month. The cumulative translation adjustments are reflected in shareholders’ equity. Gains and losses from foreign currency translations are included in general and administrative expenses and consist of net gains (losses) of ($0.4) million, $0.1 million and ($0.4) million for the years ended December 31, 2010, 2009 and 2008, respectively.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company’s revenues are generated primarily through software and system sales, support and maintenance, and other services. The Company recognizes revenue using the guidance from FASB ASC Subtopic, Software – Revenue Recognition (“ASC 985-605”), FASB ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts (“ASC 605-35”), FASB ASC Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements (“ASC 605-25”), and FASB ASC Subtopic 605-10, Revenue Recognition – Overall (“ASC 605-10”). Under these guidelines, the Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists; (2) delivery of the product has occurred; (3) the fee is fixed or determinable; (4) collectibility is reasonably assured; and (5) remaining obligations under the agreement are insignificant. Under multiple-element arrangements, where each element is separately stated, sold and priced, the Company recognizes revenues for the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. The Company’s VSOE of fair value is determined based on the price charged when the same element is sold separately. If evidence of fair value does not exist for all elements in a multiple-element arrangement, the Company recognizes revenue using the residual method. Under the residual method, a delivered element without VSOE of fair value is recognized as revenue if all undelivered elements have VSOE of fair value. Sales tax collected is recorded net, is not recognized as revenue and is included in accrued liabilities on the accompanying consolidated balance sheets. Shipping and handling fees collected are recorded gross, recognized as revenues and included in cost of revenues on the accompanying consolidated statements of operations. Revenues from the Company’s customers are generally attributable to individual countries based on the location of the related point of shipment.

The Company sells its products, which include both software licenses and hardware, to both resellers and directly to end-users. Revenues from software licenses and system sales is generally recognized as products are shipped, provided that no significant vendor obligations remain and that collection of the related receivable is probable. For those agreements that provide for significant services or custom development that are essential to the software’s functionality, the software license and contracted services are recognized under the percentage of completion method as prescribed by the provisions of ASC 605-35. Contracts accounted for on a percentage of completion basis under the provisions of ASC 605-35 are not considered complete until acceptance, as determined by the customer agreement, has been obtained. The Company offers its customers post-contract support in the form of maintenance and telephone support. Revenues from support and maintenance is recognized ratably over the term of the agreement. The Company also offers its customers a subscription based software model for use of its software, maintenance, telephone support and hosting services on a monthly basis. Revenues from subscription services is recognized ratably over the contract period.

The Company’s professional services revenues consist of fees generated from consulting, custom software development, installations and training. Revenues related to professional services performed by the Company are generally recognized on a time and materials basis as the services are performed. Under contracts where revenues are recognized using the percentage of completion method under the provisions of ASC 605-35, the Company measures its progress-to-completion by using input measures, primarily labor hours. The Company continually updates and revises estimates of its input measures. If those estimates indicate a loss will be incurred, the entire loss is recognized in that period.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unearned Revenues

Unearned revenues represent amounts collected prior to complete performance of professional services, customer support services, software enhancements, and significant obligations under license agreements.

Accounts Receivable and Allowance for Doubtful Accounts

A summary of the Company’s accounts receivable as of December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Trade receivables billed	$49,474	$43,220
Trade receivables unbilled	5,322	3,127

	54,796	46,347
Less allowance for doubtful accounts	(3,592)	(3,832)

	$51,204	$42,515

The unbilled trade receivables line represents revenues that were earned as of the end of the period which had not yet been billed. The Company’s expectation is that these unbilled receivables will be billed and collected within one year. The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of customers to make required payments. Estimates are developed by using standard quantitative measures based on customer payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Bad debt expense totaled approximately $0.8 million, $0.4 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Financing Receivables

Financing receivables are contractual rights to receive money on demand or on fixed or determinable dates. Trade receivables with normal credit terms are not considered financing receivables. As of December 31, 2010, our financing receivables consisted of a $9.0 million note receivable originating from an amended agreement restructuring the financial arrangement between RPS and Century. See Note 16 for further information regarding this note receivable and the related amended agreement. This note matures on June 28, 2012. We evaluate the collectibility of financing receivables on a periodic basis or whenever events or changes in circumstances indicate we may be exposed to credit losses. As of December 31, 2010, no allowance was recorded for this receivable. This note is included in “Other long-term assets” in the accompanying consolidated balance sheets.

Inventories

Inventories consist principally of computer hardware and related components, peripherals and software media and is stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventories as of December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Raw materials	$23,360	$14,451
Work in process	161	375
Finished goods	12,919	14,836

	$36,440	$29,662

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation of property and equipment is recorded using the straight-line method over estimated useful lives of one to ten years. Leasehold improvements are amortized over the terms of the respective leases or useful lives of the improvements, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and the costs of additions and improvements are capitalized. Any gain or loss from the retirement or sale of an asset is credited or charged to operations. Property and equipment at December 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	2009
Computers and equipment	$23,377	$23,556
Purchased software	12,303	11,740
ERP system (1)	10,988	10,723
Furniture and fixtures	8,889	8,218
Leasehold improvements	9,153	8,170
Building	1,561	1,710
Land	170	175

	66,441	64,292
Less accumulated depreciation and amortization	(42,144)	(39,369)

	$24,297	$24,923

(1)     During 2008 and 2009, the Company incurred costs for the development of a new ERP system. These costs include the purchase of related software as well as various consulting services. The Company placed this new system into service during the first quarter of 2010.

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was approximately $6.8 million, $5.2 million and $4.9 million, respectively. Depreciation expense includes amortization of assets under capital leases in the amount of approximately $0.8 million for the years ended December 31, 2010 and 2009, respectively, and $0.6 million for the year ended December 31, 2008.

Capitalized leased assets are amortized over the shorter of the term of the lease, using the straight-line method, or in accordance with practices established for similar owned assets. Amortization of capitalized leased assets is included with depreciation expense in the accompanying financial statements. Included in property and equipment are the following capitalized leases at December 31, 2010 and 2009 (in thousands):

	2010	2009
Computers and equipment	$3,254	$3,349
Furniture and fixtures	1,937	1,937

	5,191	5,286
Less accumulated depreciation and amortization	(4,508)	(3,835)

	$683	$1,451

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Indefinite-Lived Intangible Assets

The Company applies the provisions of FASB ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”). In accordance with ASC 350, the Company evaluates the carrying value of goodwill as of January 1st of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. The fair values of the reporting units are based upon the net present value of future cash flows, including a terminal value calculation. The assumptions used to derive these values are based on risk-adjusted growth rates and discount factors accommodating conservative viewpoints that consider the full range of variability contemplated in the current economic situation. The Company also assesses market-based multiples of other market-participant companies to determine whether the Company’s fair value assumptions are appropriately aligned with market-participant valuation multiples. If each of the reporting unit’s estimated fair values exceeds the corresponding reporting unit’s carrying values, no impairment of goodwill exists. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

The Company’s annual evaluation of goodwill performed on January 1, 2011 in accordance with ASC 350, resulted in no impairment. The Company’s annual evaluation of goodwill performed on January 1, 2010 resulted in an estimated impairment loss associated with the Quest reporting unit. Based on the results of the second step of the impairment test, the Company estimated that goodwill associated with the Quest reporting unit was impaired. Therefore, the Company recorded a provisional, non-cash goodwill impairment charge of approximately $17.0 million for the year ended December 31, 2009. During the second quarter of 2010, the Company recorded a true-up adjustment of approximately $0.3 million related to this provisional, non-cash impairment charge. The Company’s goodwill evaluation performed on January 1, 2010 also resulted in estimated fair values of our other reporting units that were sufficiently higher than their respective carrying values, thus indicating no associated impairment concerns. See Note 6 for additional information.

This analysis is prepared for each individual indefinite-lived intangible asset and includes an estimate of the asset’s fair value based on future discounted net cash flows expected to be generated by the asset over its estimated useful life. If the carrying value of the asset exceeds its fair value, the Company will record an impairment charge in the amount by which the carrying value of the asset exceeds its fair value. In addition, the Company monitors the use of and future intention with regards to each indefinite-lived intangible asset to determine whether it is appropriate to begin to amortize the asset. The analysis completed on January 1, 2011, resulted in no impairment. The analysis completed on January 1, 2010 resulted in an impairment loss on certain intangible assets associated with the Quest reporting unit. See Note 6 for additional information.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Software Development Costs

Capitalized software development costs consist principally of salaries and certain other expenses directly related to the development and modification of software products. Capitalization of such costs begins when a detail program design or working model has been produced as evidenced by the completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of such costs ends when the resulting product is available for general release to the public. Amortization of capitalized software development costs is recorded at the greater of the amount computed using the ratio of current gross revenues for the product to total current and anticipated future gross revenues for that product or the straight-line basis over the remaining estimated economic life of the software, which the Company has determined is not more than five years. For the years ended December 31, 2010, 2009 and 2008, amortization of capitalized software development costs was approximately $2.2 million, $1.5 million and $1.0 million, respectively.

The Company evaluates the recoverability of capitalized software development costs on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the asset may be less than its net realizable value. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the net realizable value of the asset. The Company’s annual evaluation of capitalized software development costs on January 1, 2011 and 2010 resulted in no impairment. The Company’s annual evaluation of capitalized software development costs on January 1, 2009 resulted in an impairment charge of approximately $1.0 million. See Note 8 for further explanation regarding this impairment charge.

Internally Developed Software Costs

The Company applies the provisions of the FASB ASC Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software (“ASC 350-40”). ASC 350-40 requires all costs related to the development of internal use software, other than those incurred during the application development stage, to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. The Company capitalized costs that were incurred during the application development stage for the years ended December 31, 2010, 2009 and 2008 equal to $0.4 million, $3.1 million and $7.8 million, respectively. Amortization expense during the year ended December 31, 2010 related to these capitalized costs was equal to approximately $1.3 million. No amortization expense related to these capitalized costs was incurred during the years ended December 31, 2009 and 2008.

Capitalized Customer Contract Costs

Costs associated with obtaining the customer contracts related to our Radiant Payment Services (“RPS”) business had been capitalized and were being amortized over the life of the related contract (in most cases three years). Pursuant to an agreement with Century Payments, Inc. (“Century”), Century obtained and serviced new customers on behalf of RPS.

Effective April 1, 2010, the Company amended its agreement with Century. The amendment restructures the financial arrangement between RPS and Century, gives Century the ability to bundle Radiant products with electronic payment processing services, and requires RPS to provide custom development of certain tools for Century’s use. Pursuant to the amended agreement, Century repaid RPS approximately $2.8 million for the unamortized balance of capitalized customer contract costs that RPS previously paid to Century. The $2.8 million balance, which was being amortized by the Company over the expected life of the customer contracts, was removed from our balance sheet upon repayment by Century. See Note 16 for further discussion of this amended agreement.

The Company’s capitalized customer contract costs for the years ended December 31, 2009 and 2008 were equal to approximately $3.2 million and $0.7 million, respectively. The Company had no capitalized customer contract costs for the year ended December 31, 2010. Amortization expense during the years ended December 31, 2010, 2009 and 2008 related to these capitalized costs was equal to approximately $0.4 million, $0.7 million and $0.1 million, respectively.

Research, Development and Engineering Costs

Expenditures for research, development and engineering are charged to operations as incurred. See Note 4 for additional information regarding such costs.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financing Costs Related to Long-Term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt. The Company incurred financing costs in 2005 related to the Wells Fargo Foothill, Inc. senior secured credit facility (the “WFF Credit Agreement”) and other long-term debt agreements. The costs were deferred and amortized over three years. Unamortized financing costs related to the WFF Credit Agreement were expensed in the first quarter of 2008 in connection with the termination of the agreement.

The Company incurred financing costs in 2008 related to the credit agreement with JPMorgan Chase Bank, N.A. equal to approximately $1.2 million. The costs were deferred and are being amortized over five years. Amortization of these financing costs was approximately $0.2 million, $0.3 million and $0.4 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising expenses for fiscal years 2010, 2009 and 2008 were $1.5 million, $1.6 million and $1.4 million, respectively.

Accounting for Stock-Based Compensation

The Company follows the guidance under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires us to expense the fair value of grants made under our stock option plans over the vesting period of the option grants. Awards are valued and non-cash share-based compensation expense is recognized in the consolidated statement of operations in accordance with ASC 718.

The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on a combination of historical volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods. The risk free interest rate is based on the U.S. Treasury yield curve at the grant date, using a remaining term equal to the expected life of the option. The total expenses to be recorded in future periods will depend on several variables, including the number of share-based awards that vest, pre-vesting cancellations and the fair value of those vested awards.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. In the event of a net loss, dilutive loss per share is the same as basic loss per share. Diluted net income (loss) per share includes the dilutive effect of stock options. A reconciliation of the weighted-average number of common shares outstanding as of December 31, 2010, 2009 and 2008 assuming dilution is as follows (in thousands):

	2010	2009	2008
Weighted average common shares outstanding	35,512	32,916	32,293
Dilutive effect of outstanding stock options	1,597	—	1,105

Weighted average common shares outstanding assuming dilution	37,109	32,916	33,398

For the years ended December 31, 2010, 2009 and 2008, options to purchase approximately 0.7 million, 3.9 million and 3.2 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were anti-dilutive for the years then ended.

Fair Value of Financial Instruments

The Company follows the guidance of FASB ASC section 825-10-50, Financial Instruments—Overall—Disclosure (“ASC 825-10-50”) for disclosures about the fair value of its financial instruments. The Company also follows the guidance of FASB ASC section 820-10-35, Fair Value Measurements and Disclosures—Overall—Subsequent Measurement (“ASC 820-10-35”) to measure the fair value of its financial instruments. ASC 820-10-35 establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10-35 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy defined by ASC 820-10-35 are described below:

•	Level 1 – Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2 – Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•	Level 3 – Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Cash and equivalents, accounts receivable, and accounts payable – The carrying amounts of these items approximates fair value.

•

Long-term debt — Term loan – To estimate the fair value of our term loan, which is not quoted on an exchange, the Company uses interest rates currently available to it for the issuance of debt with similar terms and remaining maturities. At December 31, 2010, the fair value of the $14.0 million principal amount of the term loan under the JPM Credit Agreement was approximately $13.9 million. At December 31, 2009, the fair value of the $20.0 million principal amount of the term loan was approximately $19.5 million.

•

Long-term debt — Revolving credit loan – To estimate the fair value of our revolving credit loan under the JPM Credit Agreement, which is not quoted on an exchange, the Company uses interest rates currently available to it in conjunction with management’s estimate of the amounts and timing of the repayment of principal and related interest. At December 31, 2010, the Company had no revolving credit loan borrowings. At December 31, 2009, the fair value of the $42.0 principal amount of the revolving credit loan was approximately $40.4 million. See Note 7 for additional discussion of the Company’s credit facility.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

The Company uses foreign exchange forward contracts to hedge certain existing and anticipated foreign currency denominated transactions. The terms of these foreign exchange contracts are generally consistent with the timing of the foreign currency transactions.

The Company records derivatives, namely foreign exchange contracts, on the balance sheet at fair value. The gains or losses on foreign currency forward contracts are recorded in the accompanying consolidated statements of operations. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments. The Company recognized gains totaling approximately $0.8 million for the year ended December 31, 2008 related to forward exchange contracts executed in conjunction with the acquisitions of Quest and Orderman. The Company did not enter into any foreign exchange contracts during the years ended December 31, 2010 or 2009.

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash accounts with several banks around the world. Cash balances are insured under various local deposit insurance programs similar to FDIC insurance in the United States. As of December 31, 2010 and 2009, the Company had cash balances on deposit that exceeded the insured balances in the amounts of approximately $11.6 million and $6.6 million, respectively.

Concentration of Business and Credit Risk

Financial instruments, which potentially subject the Company to credit risk, consist principally of trade receivables and interest bearing investments. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company estimates the losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable. The Company believes it maintains adequate reserves for potential losses and such losses have been included in management’s estimates.

As of December 31, 2010 and 2009, approximately 21% and 16% of the Company’s accounts receivable were due from five customers, respectively.

During the years ended December 31, 2010, 2009 and 2008, approximately 18%, 14% and 16% respectively, of the Company’s revenues were derived from five customers. For the years ended December 31, 2010, 2009 and 2008, no individual customer accounted for more than 10% of the Company’s total revenues.

Comprehensive Income (Loss)

The Company follows the guidance of FASB ASC Topic 220, Comprehensive Income (“ASC 220”). This guidance establishes the rules for the reporting of comprehensive income (loss) and its components. The Company’s comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments. Total comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008 was approximately $24.5 million, $6.2 million and ($8.6) million, respectively.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Standards

Recently Issued Standards

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations—a consensus of the FASB Emerging Issues Task Force (“ASU 2010-29”). This ASU clarifies existing disclosure requirements for public entities with business combinations that occur in the current reporting period. The ASU stipulates that if an entity is presenting comparative financial statements, revenue and earnings of the combined entity should be disclosed as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The ASU also expands the supplemental pro forma disclosures required by ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This guidance may impact our comparative financial statements and required pro forma disclosures in years when business combinations occur that are material, individually or in the aggregate, and that have acquisition dates of January 1, 2011 or later.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). This ASU establishes that tangible products that contain software that works together with the nonsoftware components of the tangible product to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. These items should be accounted for under other appropriate revenue recognition guidance. We are required to adopt this ASU prospectively for new or materially modified agreements as of January 1, 2011 and concurrently with ASU 2009-13 which is described below. Full retrospective application is optional and early adoption is permitted at the beginning of a fiscal year. We do not expect the adoption of this ASU to have a material impact on the determination or reporting of the Company’s financial position, cash flows or results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). This ASU amends the criteria for separating consideration in multiple-deliverable arrangements, which will, as a result, separate multiple-deliverable arrangements more often than under existing U.S. GAAP. Additionally, this ASU establishes a selling price hierarchy for determining the selling price of a deliverable. The ASU also eliminates the residual method of revenue allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This guidance requires that management determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a stand-alone basis. This ASU significantly expands the disclosures required for multiple-deliverable revenue arrangements with the objective of disclosing judgments related to these arrangements and the effect that the use of the relative selling-price method and changes in those judgments have on the timing and amount of revenue recognition. We are required to adopt this ASU prospectively for new or materially modified agreements as of January 1, 2011 and concurrently with ASU 2009-14, which is described above. Full retrospective application is optional and early adoption is permitted at the beginning of a fiscal year. We do not expect the adoption of this ASU to have a material impact on the determination or reporting of the Company’s financial position, cash flows or results of operations.

Recently Adopted Standards

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). This ASU requires enhanced disclosures with disaggregated information regarding the credit quality of an entity’s financing receivables and its allowance for credit losses. The update also requires disclosure of credit quality indicators, past due information, and modifications of financing receivables. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. We adopted this ASU beginning with our annual reporting period ended December 31, 2010. Except for the additional required disclosures, we do not anticipate that the application of this guidance will have an impact on the Company.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. STOCK-BASED COMPENSATION

Radiant has adopted equity incentive plans that provide for the grant of incentive and non-qualified stock options and restricted stock awards to directors, officers and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market price of Radiant’s common stock on the date of the grant. In addition, Radiant provides employees stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). The ESPP permits employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. Based on these terms, the ESPP will not result in any future stock compensation expense. The Company has authorized approximately 19.6 million shares for awards of stock options and restricted stock, of which approximately 1.7 million shares are available for future grants as of December 31, 2010.

The Company accounts for equity-based compensation in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options and restricted stock awards, based on the fair value of the award as of the grant date. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ graded vesting period on a straight-line basis. The non-cash stock-based compensation expense from stock options and restricted stock awards was included in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 as follows (in thousands):

	2010	2009	2008
Cost of revenues - systems	$187	$131	$85
Cost of revenues - maintenance, subscription and transaction services	102	80	71
Cost of revenues - professional services	134	286	255
Product development	515	235	370
Sales and marketing	911	725	746
General and administrative	3,495	3,008	3,119

Total non-cash stock-based compensation expense	$5,344	$4,465	$4,646
Estimated income tax benefit	(1,915)	(1,611)	(1,707)

Total non-cash stock-based compensation expense, net of tax benefit	$3,429	$2,854	$2,939

Impact on net income (loss) per share and diluted net income (loss) per share	$0.09	$0.09	$0.09

The Company capitalized less than $0.1 million in stock-based compensation expense related to product development in each of the years ended December 31, 2010, 2009 and 2008.

Stock Options

The exercise price of each stock option equals the market price of Radiant’s common stock on the date of grant. Most options are scheduled to vest equally over a three or four-year period or when certain stock performance requirements are met. These stock performance requirements include a provision that allows for early vesting if certain stock price targets are met. The Company recognizes stock-based compensation expense using the graded vesting attribution method. Outstanding options expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions used in the model for the years ended December 31, 2010, 2009 and 2008 are outlined in the following table:

	2010	2009	2008
Expected volatility	69 - 71%	69 - 70%	50 - 61%
Expected life (in years)	3 - 4	3 - 4	3 - 4
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.1 - 2.0%	1.6 - 2.2%	1.3 - 3.3%

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of the expected volatility assumption used in the Black-Scholes-Merton calculations for new grants is based on a combination of historical volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods. The risk-free interest rate is based on the U.S. Treasury yield curve at the grant date, using a remaining term equal to the expected life of the option. The total expense to be recorded in future periods will depend on several variables, including the number of stock-based awards that vest, pre-vesting cancellations and the fair value of those vested awards.

A summary of the changes in stock options outstanding under our stock-based compensation plans during the years ended December 31, 2010 and 2009 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	6,359	$10.66	3.25	$ —

Granted	538	$3.68
Exercised	(267)	$4.98
Forfeited or cancelled	(755)	$17.78

Outstanding at December 31, 2009	5,875	$9.37	3.30	$14,656

Granted	562	$13.73
Exercised	(2,546)	$8.68
Forfeited or cancelled	(92)	$14.58

Outstanding at December 31, 2010	3,799	$10.34	3.21	$35,050

Vested or expected to vest at December 31, 2010	3,753	$10.34	3.18	$34,653
Exercisable at December 31, 2010	2,622	$10.25	2.38	$24,452
Exercisable at December 31, 2009	4,455	$9.51	2.98	$10,278

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $7.32, $1.80 and $4.57 per share, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the year ended December 31, 2010 was approximately $19.4 million, and approximately $1.5 million during each of the years ended December 31, 2009 and 2008. The total fair value of options that vested during the years ended December 31, 2010, 2009 and 2008 was approximately $3.0 million, $3.6 million and $2.8 million, respectively. There were unvested options outstanding to purchase approximately 1.2 million shares, 1.4 million shares and 2.0 million shares as of December 31, 2010, 2009 and 2008, respectively, with a weighted-average grant-date fair value of $5.20, $3.67 and $5.86 per share, respectively. None of the 1.2 million and 1.4 million options that were unvested at December 31, 2010 and 2009, respectively, had a vesting period based on stock performance requirements, and of the 2.0 million options that were unvested at December 31, 2008, there were 0.1 million options that had a vesting period based on stock performance requirements. The unvested options had a total unrecognized compensation expense as of December 31, 2010, 2009 and 2008 equal to approximately $2.6 million, $1.5 million and $5.8 million, respectively, net of estimated forfeitures, which will be recognized over the weighted average periods of 0.9 years, 0.9 years and 1.1 years, respectively. The Company recognized stock-based compensation expense related to employee and director stock options equal to approximately $2.8 million, $2.8 million and $3.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cash received from options exercised was approximately $21.4 million, $1.3 million and $1.7 million during the years ended December 31, 2010, 2009 and 2008, respectively.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Awards

The Company awarded approximately 0.2 million shares, 0.5 million shares and 0.3 million shares of restricted stock to employees under the Amended and Restated 2005 Long-Term Incentive Plan for the years ended December 31, 2010, 2009 and 2008, respectively. These restricted stock awards vest at various times over a three-year period from the date of grant. The weighted-average grant-date fair value of restricted stock awards granted during the years ended December 31, 2010, 2009 and 2008 was $13.86, $3.91 and $12.20 per share, respectively. The total fair value of restricted stock awards that vested during the years ended December 31, 2010 and 2009 was approximately $0.7 million and $0.4 million, respectively. No restricted stock awards vested during the year ended December 31, 2008. There were unvested restricted stock awards outstanding of approximately 0.8 million, 0.7 million and 0.3 million shares as of December 31, 2010, 2009 and 2008, respectively, with a weighted-average grant-date fair value of $8.78, $7.09 and $12.23 per share, respectively. The unvested restricted stock awards had a total unrecognized compensation expense as of December 31, 2010, 2009 and 2008 equal to approximately $3.1 million, $2.5 million and $2.6 million, respectively, which will be recognized over the weighted average periods of 1.2 years, 1.7 years and 1.9 years, respectively. The unvested restricted stock awards outstanding are included in the calculation of common shares outstanding as of December 31, 2010. The Company recognized stock-based compensation expense related to restricted stock awards equal to approximately $2.5 million, $1.7 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

4. PRODUCT DEVELOPMENT EXPENDITURES

Product development expenditures for the years ended December 31, 2010, 2009 and 2008 are summarized as follows (in thousands):

	2010	2009	2008
Total development expenditures	$29,544	$26,347	$28,882
Less amounts capitalized	3,776	4,002	4,088

Product development expense	$25,768	$22,345	$24,794

The activity in the capitalized software development account during the years ended December 31, 2010 and 2009 is summarized as follows (in thousands):

	2010	2009
Balance at beginning of period, net	$11,810	$9,278
Capitalized software development costs	3,776	4,002
Amortization expense	(2,296)	(1,470)

Balance at end of period, net	$13,290	$11,810

Amortization of capitalized software costs is included in system sales cost of revenues in the accompanying statements of operations.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. ACQUISITIONS

Each of the acquisitions discussed below was accounted for using the purchase method of accounting as required by FASB ASC Topic 805, Business Combinations (“ASC 805”). Management concluded that the acquisition of Quest was a material acquisition under the provisions of ASC 805. All other acquisitions presented were not considered material.

Acquisition of Orderman

On July 1, 2008, the Company acquired Orderman GmbH (“Orderman”), one of the leading manufacturers of wireless handheld ordering and payment devices for the hospitality industry. Headquartered in Salzburg, Austria, Orderman has provided innovative mobile solutions since 1994. Orderman distributes its solutions through a reseller network of partners that have deployed their handheld devices, predominately in Europe. The total purchase price was approximately $33.0 million, or $31.8 million net of cash acquired. The operations of the Orderman business have been included in the Company’s consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the International segment.

The intangible assets acquired were valued by the Company utilizing customary valuation procedures and techniques. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the Orderman acquisition (in thousands):

Current assets	$ 7,797
Property, plant and equipment	1,750
Identifiable intangible assets	19,147
Goodwill	14,763
Other assets	94

Total assets acquired	43,551
Current liabilities	5,742
Long-term liabilities	4,817

Total liabilities assumed	10,559

Purchase price	$32,992

As a result of the Orderman acquisition, goodwill of approximately $14.8 million was recorded and assigned to the International segment. This includes subsequent changes related to purchase price adjustments in which goodwill increased from the date of acquisition by approximately $1.6 million. The goodwill is deductible for tax purposes over a period of 15 years. The following is a summary of the intangible assets acquired and the weighted-average useful lives over which they will be amortized (in thousands):

	Purchased Assets	Weighted- Average Useful Life
Core and developed technology	$10,171	4 years
Reseller network	7,086	7 years
Trademark	1,890	Indefinite

Total intangible assets acquired	$19,147

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Jadeon

On May 1, 2008, Radiant acquired substantially all of the assets of Jadeon, Inc. (“Jadeon”), a wholly-owned subsidiary of Innuity, Inc. and one of the Company’s resellers in California. Headquartered in Irvine, just outside Los Angeles, Jadeon had been delivering and supporting Radiant’s hospitality point-of-sale solutions since 2001. The total purchase price was approximately $7.3 million, or $7.0 million net of cash acquired. The operations of the Jadeon business have been included in the Company’s consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality-Americas segment.

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

As a result of the Jadeon acquisition, goodwill of approximately $7.8 million was recorded and assigned to the Hospitality-Americas segment. This includes subsequent changes related to purchase price adjustments in which goodwill increased from the date of acquisition by approximately $0.8 million. The goodwill is deductible for tax purposes over a period of 15 years. The following is a summary of the intangible asset acquired and the weighted-average useful life over which it will be amortized (in thousands):

	Purchased Asset	Weighted- Average Useful Life
Customer relationships	$1,795	10 years

Total intangible assets acquired	$1,795

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Hospitality EPoS

On April 4, 2008, the Company acquired Hospitality EPoS Systems Ltd. (“Hospitality EPoS”), a technology supplier to the U.K. hospitality market since 1992. Headquartered in Kent, England, just outside London, Hospitality EPoS provided capabilities for sales, implementation and support services and represented Radiant’s suite of Aloha products. The total purchase price was approximately $6.1 million, or $6.0 million net of cash acquired. The operations of the Hospitality EPoS business have been included in the Company’s consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the International segment.

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

As a result of the Hospitality EPoS acquisition, goodwill of approximately $3.1 million was recorded and assigned to the International segment. This includes subsequent changes related to purchase price adjustments in which goodwill increased from the date of acquisition by approximately $0.1 million. The following is a summary of the intangible asset acquired and the weighted-average useful life over which it will be amortized (in thousands):

	Purchased Asset	Weighted- Average Useful Life
Direct customers	$2,250	10 years

Total intangible asset acquired	$2,250

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Quest

On January 1, 2008, the Company acquired Quest Retail Technology Pty Ltd (“Quest”), a privately held company based in Adelaide, Australia. Quest is a global provider of point-of-sale and back office solutions to stadiums, arenas, convention centers, race courses, theme parks and various other industries. The total purchase price was approximately $53.4 million, or $52.5 million net of cash acquired. The operations of the Quest business have been included in the Company’s consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Retail & Entertainment-Americas segment. Proforma disclosures for 2008 have not been presented because the Company’s 2008 results of operations include Quest for the entire year.

The intangible assets acquired were valued by the Company utilizing customary valuation procedures and techniques. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed from the Quest acquisition (in thousands):

Current assets	$ 2,959
Property, plant and equipment	448
Identifiable intangible assets	17,797
Goodwill	37,430
Other assets	285

Total assets acquired	58,919
Current liabilities	5,211
Long-term liabilities	317

Total liabilities assumed	5,528

Purchase price	$53,391

As a result of the Quest acquisition, goodwill of approximately $37.4 million was recorded and assigned to the Retail & Entertainment-Americas segment. This includes subsequent changes related to purchase price adjustments in which goodwill decreased from the date of acquisition by approximately $2.6 million. The following is a summary of the intangible assets acquired and the weighted-average useful lives over which they will be amortized (in thousands):

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Acquisitions

On November 15, 2010, the Company acquired a channel partner and reseller of Radiant products and services. The total purchase price was approximately $2.5 million, or $2.2 million net of purchase price accrual. The operations of this business have been included in the Company’s consolidated results of operations and financial position from the date of acquisition. The results of these operations are reported under the Hospitality-Americas segment.

The intangible assets acquired were valued by the Company utilizing customary valuation procedures and techniques. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed from the acquisition (in thousands):

Current assets	$ 612
Property, plant and equipment	56
Identifiable intangible assets	1,280
Goodwill	1,257

Total assets acquired	3,205
Total liabilities assumed (all of which were considered current)	755

Purchase price	$2,450

As a result of the acquisition, goodwill of approximately $1.3 million was recorded and assigned to the Hospitality-Americas segment. The goodwill is deductible for tax purposes over a period of 15 years. The following is a summary of the intangible assets acquired and the weighted-average useful lives over which they will be amortized (in thousands):

	Purchased Assets	Weighted- Average Useful Life
Customer relationships	$1,210	10 years
Covenants not to compete	70	5 years

Total intangible assets acquired	$1,280

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. GOODWILL AND INTANGIBLE ASSETS

In accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”), we classify purchased intangibles into three categories: (1) goodwill; (2) finite-lived intangible assets subject to amortization; and (3) indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets are not amortized. As required by ASC 350, these assets are tested for impairment on at least an annual basis as further described in Note 2 under the caption “Goodwill and Indefinite-Lived Intangible Assets.”

Goodwill

Goodwill is recognized when the consideration paid for a business acquisition exceeds the fair value of the assets acquired, including tangible and intangible assets. The Company’s annual impairment analyses completed on January 1, 2011 and 2009 indicated no impairment given that the estimated fair value of each reporting unit was substantially higher than its respective carrying value with the exception of Quest, which was adjusted to fair value at December 31, 2009 as more fully described below. Accordingly, there were no goodwill impairment charges for the years ended December 31, 2010 and 2008, respectively.

The Company’s annual impairment analysis completed on January 1, 2010 indicated that the estimated fair value of our Quest reporting unit was less than its carrying amount at that time. The second step of the impairment analysis required us to estimate the hypothetical purchase price allocation of Quest’s assets and liabilities based on the estimated fair value of the reporting unit. The carrying values of certain indefinite-lived intangible assets were impaired based on the fair value calculation prepared prior to the hypothetical purchase price allocation.

The estimated amount of goodwill impairment is the result of comparing the residual amount of goodwill from the hypothetical purchase price allocation to the carrying amount of goodwill. Based on the analysis, the Company recognized a provisional, non-cash charge of approximately $17.0 million related to the impairment of Quest’s goodwill as of December 31, 2009. This non-cash charge is reflected in the consolidated financial statements for the year ended December 31, 2009. A true-up adjustment of approximately $0.3 million related to this non-cash impairment charge was recorded in the second quarter of 2010. Neither of these charges affected our income taxes, cash flows, liquidity or compliance with our debt covenants.

Changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Hospitality- Americas	Retail & Entertainment- Americas	International	Total
Gross goodwill	$47,878	$50,018	$23,505	$121,401
Accumulated impairment losses	(2,252)	—	(3,920)	(6,172)

BALANCE, December 31, 2008	$45,626	$50,018	$19,585	$115,229

Impairment charge for Quest	—	(17,008)	—	(17,008)
Purchase price adjustments related to acquisitions (see Note 5)	(108)	—	(109)	(217)
Currency translation adjustments related to acquisitions	—	8,328	1,487	9,815

Gross goodwill	47,770	58,346	24,883	130,999
Accumulated impairment losses	(2,252)	(17,008)	(3,920)	(23,180)

BALANCE, December 31, 2009	$45,518	$41,338	$20,963	$107,819

Acquisition of a business	1,257	—	—	1,257
Impairment adjustment for Quest	—	313	—	313
Currency translation adjustments related to acquisitions	—	2,847	(504)	2,343

Gross goodwill	49,027	61,193	24,379	134,599
Accumulated impairment losses	(2,252)	(16,695)	(3,920)	(22,867)

BALANCE, December 31, 2010	$46,775	$44,498	$20,459	$111,732

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Intangible assets recorded in connection with business acquisitions are stated at their fair value, determined as of the date of acquisition, less accumulated amortization, if applicable. These assets consist of finite-lived and indefinite-lived intangibles, including core and developed technology, customer relationships, noncompete agreements and trademarks and tradenames. Amortization of finite-lived intangible assets is recognized either on a straight-line basis or using an accelerated method over their estimated useful lives.

As described within the previous “Goodwill” caption, the Company’s annual impairment analysis completed January 1, 2010 indicated that the carrying value of certain indefinite-lived intangible assets associated with our Quest reporting unit was in excess of its estimated fair value at that time. Therefore, an impairment charge of approximately $3.9 million was recorded for the year ended December 31, 2009. This non-cash charge is reflected in the consolidated financial statements for the year ended December 31, 2009 and it did not affect our income taxes, cash flows, liquidity or compliance with our debt covenants. There was no impairment charge associated with the Company’s intangible assets during the years ended December 31, 2010 and 2008.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s intangible assets as of December 31, 2010 and 2009 by segment is as follows (in thousands):

	Weighted- Average Amortization Lives	2010		2009
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Hospitality-Americas
Core and developed technology	3.2 years	$12,500	$(12,500)	$12,500	$(12,500)
Reseller network	15.0 years	9,200	(4,268)	9,200	(3,654)
Direct sales channel	10.0 years	3,600	(2,505)	3,600	(2,145)
Covenants not to compete	3.3 years	1,670	(1,603)	1,600	(1,569)
Trademarks and tradenames	Indefinite	1,300	—	1,300	—
Trademarks and tradenames	5.0 years	300	(300)	300	(254)
Customer list and contracts	6.2 years	8,405	(4,886)	7,195	(3,147)

Total Hospitality-Americas		36,975	(26,062)	35,695	(23,269)

Retail & Entertainment-Americas
Core and developed technology	4.5 years	8,197	(6,367)	7,952	(5,540)
Reseller network	10.3 years	9,917	(5,164)	9,437	(4,004)
Subscription sales	4.0 years	1,400	(1,400)	1,400	(1,400)
Covenants not to compete	10.0 years	150	(101)	150	(86)
Trademarks and tradenames	Indefinite	1,365	—	1,200	—
Trademarks and tradenames	6.0 years	700	(583)	700	(467)
Customer list and contracts	9.7 years	4,738	(1,563)	4,719	(1,109)
Backlog	2 months	92	(92)	92	(92)

Total Retail & Entertainment-Americas		26,559	(15,270)	25,650	(12,698)

International
Core and developed technology	4.3 years	8,585	(3,730)	9,148	(1,623)
Reseller network	7.0 years	6,056	(2,223)	6,428	(1,361)
Trademarks and tradenames	Indefinite	1,590	—	1,720	—
Customer list and contracts	10.0 years	1,866	(533)	1,910	(350)

Total International		18,097	(6,486)	19,206	(3,334)

Other intangible assets		2,021	(1,072)	2,021	(843)

Total intangible assets		$83,652	$(48,890)	$82,572	$(40,144)

Amortization expense related to intangible assets was approximately $8.7 million, $9.3 million and $7.9 million for the years ended December 31, 2010, 2009, and 2008, respectively.

The table below summarizes the approximate amortization expense, assuming no future acquisitions, dispositions or impairments of intangible assets, for the following 12-month periods subsequent to December 31, 2010 (in thousands):

2011	$ 7,792
2012	5,565
2013	4,471
2014	4,091
2015	2,322
Thereafter	6,266

$30,507

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

The WFF Credit Agreement was scheduled to expire on March 31, 2010; however, it was refinanced on January 2, 2008 upon the execution of the credit agreement with JPMorgan Chase Bank, N.A., as arranger, and JPMorgan Chase Bank, N.A., SunTrust Bank, Bank of America, BBVA Compass Bank and Wachovia Bank, N.A., as lenders (the “JPM Credit Agreement”). The JPM Credit Agreement and subsequent amendments thereto provide for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. The Company has the right to increase the revolving credit commitment by up to $25 million, subject to the terms and conditions set forth in the JPM Credit Agreement. As of December 31, 2010, aggregate borrowings under this facility totaled $14.0 million, comprised of $14.0 million in term loan facility borrowings and no amounts outstanding under the revolving loan facility. As of December 31, 2010, revolving loan borrowings available to the Company were equal to $80.0 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.00%, based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00%, based on the Company’s consolidated leverage ratio, as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of the Company’s assets; and limitations on related party transactions. In addition, the JPM Credit Agreement requires the Company to comply with various financial covenants, including maintaining leverage and fixed charge coverage ratios, as defined. The leverage ratio covenant limits the Company’s consolidated indebtedness to a multiple of three times its consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as determined on a pro forma basis over the prior four quarters. The fixed charge coverage ratio covenant, as defined by the JPM Credit Agreement, requires the Company to maintain the ratio of its consolidated EBITDA as determined on a pro forma basis less capital expenses to its fixed charges (which includes regularly scheduled principal payments, consolidated interest expense, taxes paid or payable in accordance with GAAP, and restricted payments) to at least 1.2 to 1 for periods ending in 2008, 1.3 to 1 for periods ending in 2009, and 1.35 to 1 thereafter. The JPM Credit Agreement also contains certain customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due (subject to specified grace periods), breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of December 31, 2010.

In the third quarter of 2008, the Company assumed research and development loans with the Austrian government in the amount of $0.1 million in conjunction with the acquisition of Orderman, bearing interest at approximately 2.50%, which were repaid in the third quarter of 2009. In the fourth quarter of 2008, the Company entered into an additional research and development loan with the Austrian government in the amount of $0.7 million, bearing interest at approximately 2.50%. As of December 31, 2010, $0.7 million was outstanding on this loan which matures on March 31, 2013.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is a summary of long-term debt and the related balances as of December 31, 2010 and 2009 (in thousands):

Description of Debt	2010	2009
Revolving credit loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined, and at the Alternative Base Rate plus the applicable margin, as defined (3.50% as of December 30, 2010), maturing on January 2, 2013	$—	$42,000
Term loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined (1.56% as of December 31, 2010), maturing on January 2, 2013	14,000	20,000
Research and development loan from the Austrian government bearing interest at approximately 2.50%, maturing on March 31, 2013	724	626

Total	14,724	62,626
Less: Current portion of long-term debt	6,000	6,000

Long-term debt, net of current portion	$8,724	$56,626

Approximate annual maturities of notes payable that were outstanding at December 31, 2010 are as follows (in thousands):

2011	$ 6,000
2012	6,000
2013	2,724

Balance, December 31, 2010	$14,724

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. OTHER CHARGES AND INCOME

Lease Termination Charge

During the fourth quarter of 2010, the Company determined that it would no longer use a leased facility in Irvine, California. The termination of this lease resulted in a charge of approximately $0.7 million.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

This amendment resulted in a restructuring charge of approximately $2.1 million in the third quarter of 2008, which consisted of $1.3 million for construction allowances, $0.4 million of lease restructuring reserves, and $0.4 million of sublease commissions associated with the amendment to the sublease. As of December 31, 2010, approximately $0.3 million related to the lease commitments remained in the restructuring reserve to be paid. The Company anticipates the remaining payments will be made by the first quarter of 2013 (lease expiration). The table below summarizes the activity in the restructuring reserve (in thousands):

	Short-Term	Long-Term	Total
Balance, December 31, 2009	$183	$233	$416

Payments charged against restructuring reserve	(68)	(94)	(162)

Balance, December 31, 2010	$115	$139	$254

9. ACCRUED LIABILITIES

The components of accrued liabilities at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Accrued wages, benefits and related taxes	$3,197	$ 2,748
Accrued professional services	2,079	2,669
Bonus and external/internal commissions payable	13,550	9,900
Other accrued liabilities	11,907	8,145

	$30,733	$23,462

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. INCOME TAXES

The following summarizes the components of the income tax provision for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Current taxes:
Federal	$8,696	$3,132	$ 2,093
State	1,242	790	707
Foreign	1,123	798	1,990
Deferred taxes	(1,831)	2,100	1,265

Income tax provision	$9,230	$6,820	$ 6,055

Our domestic and foreign income (loss) from continuing operations before income taxes for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008
U.S.	$33,934	$24,357	$ 11,661
Foreign	(2,881)	(26,935)	5,422

	$31,053	$(2,578)	$ 17,083

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income from continuing operations before taxes. Reconciliation of these differences for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.7	(20.3)	1.9
Foreign taxes	(2.0)	(25.2)	(4.3)
Meals and entertainment	0.8	(5.1)	1.1
Valuation allowance on deferred tax assets	(0.3)	(244.4)	2.3
Rate change	—	2.2	0.1
Increase in tax contingencies	1.3	2.2	(0.1)
Goodwill impairment	—	(28.1)	—
Research and development tax credit	(5.2)	1.9	—
Foreign expenses	—	(6.1)	—
Manufacturing deduction	(1.4)	12.2	—
Prior period items	—	8.0	—
Incentive stock option compensation	(0.8)	(0.9)	—
Other	(0.4)	4.0	(0.6)

	29.7%	(264.6%)	35.4%

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred income tax assets and (liabilities) as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred income tax assets:
Inventory reserve	$2,098	$1,995
Allowance for doubtful accounts	1,447	1,520
Depreciation	827	555
ASC 718 expense - non qualified options	4,928	4,447
Accrued expenses	2,295	1,431
Deferred rent	899	732
Net operating loss carryforward	2,740	1,901
State credit	297	374
Foreign tax credit	657	577
Quest goodwill and intangible asset impairment	5,564	5,650
Other	3,423	2,244

Gross deferred income tax assets	25,175	21,426
Valuation allowance	(8,498)	(7,623)

Total deferred income tax assets, net	$16,677	$13,803

Deferred income tax liabilities:
Goodwill and intangible assets	(12,224)	(11,055)

Net deferred income tax asset	$4,453	$2,748

Our deferred income tax assets and (liabilities) at December 31, 2010 and 2009, are included in the accompanying consolidated balance sheets as follows (in thousands):

	2010	2009
Current deferred income tax assets	$7,317	$5,690
Deferred income tax assets, non-current	1,676	1,323
Deferred income tax liabilities, non-current	(4,540)	(4,265)

Net deferred income tax assets	$4,453	$2,748

At December 31, 2010, the Company had state net operating loss carryforwards of approximately $6.9 million and foreign net operating loss carryforwards of approximately $9.7 million. At December 31, 2009, the Company had state net operating loss carryforwards of approximately $8.2 million and foreign net operating loss carryforwards of approximately $6.3 million. Certain tax loss carryforwards (if not utilized against taxable income) expire from 2013 to 2028. Certain other net operating losses carry forward indefinitely.

In addition, the Company has research and development, state, foreign, and alternative minimum tax credits available to offset future taxes payable. The amounts at December 31, 2010 totaled approximately $0.6 million, $0.3 million, $0.7 million and $0.5 million, respectively. The amounts at December 31, 2009 included research and development, state, foreign, and alternative minimum tax credits totaling approximately $1.0 million, $0.4 million, $0.6 million and $0.5 million, respectively. The research and development tax credits expire between 2029 and 2030. The state tax credits expire in 2011 and the foreign tax credits expire between 2012 and 2013. The alternative minimum tax credits carry forward indefinitely.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has excess tax benefits related to current and prior year stock option exercises subsequent to the adoption of ASC 718, of approximately $29.3 million, of which approximately $4.2 million and $4.6 million have not been recorded as a deferred tax asset as of December 31, 2010 and 2009, respectively, as the amounts have not yet resulted in a reduction in current taxes payable. The benefit of these deductions will be recorded to additional paid-in-capital at the time the excess tax benefit results in a reduction of current taxes payable.

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of December 31, 2010 and 2009, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $8.5 million and $7.6 million, respectively. At December 31, 2010, the valuation allowance related to state and foreign tax credit carryforwards of approximately $0.3 million and $0.7 million, respectively, the amortization and impairment of Australian intangibles and goodwill of approximately $7.4 million, and foreign net operating losses of approximately $0.1 million. At December 31, 2009, the valuation allowance related to state and foreign tax credit carryforwards of approximately $0.4 million and $0.6 million, respectively, and approximately $6.6 million of the amortization and impairment of Australian intangibles and goodwill.

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

Including the cumulative effect increase, at the end of 2010, the Company had approximately $2.6 million of total gross unrecognized tax benefits. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate is approximately $1.7 million, $1.6 million and $1.4 million, including interest and penalties, for the periods ended December 31, 2010, 2009 and 2008, respectively.

The following reconciliation summarizes the total gross unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Beginning balance	$2,344	$2,424	$2,291
Gross change tax positions of current period	299	—	198
Lapse of statute of limitations	—	(80)	(65)

Ending balance	$2,643	$2,344	$2,424

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. For U.S. federal and most state jurisdictions, tax years 1997-2000, and 2007 and after, are open for examination primarily due to net operating losses and other tax attribute carryforwards. Foreign tax years are open for examination as follows: Austria – 2007 and after; Australia – 2006 and after; China – 2008 and after; Luxembourg – 2008 and after; and the United Kingdom – 2009. The Company is not currently under examination by any income taxing jurisdiction.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued approximately $0.6 million and $0.5 million in interest associated with uncertain tax positions for the periods ended December 31, 2010 and 2009, respectively.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, equipment and certain vehicles under noncancelable operating lease agreements expiring on various dates through 2017. Total rent expense under operating leases was approximately $5.4 million, $5.1 million and $5.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company leases various pieces of equipment under capital lease agreements that expire on various dates through December 2014. Aggregate future minimum lease payments under the capital leases, noncancelable operating leases in effect as of December 31, 2010, and noncancelable operating leases which commenced subsequent to December 31, 2010, are as follows (in thousands):

	Capital	Operating
2011	$454	$ 4,997
2012	151	4,987
2013	22	2,812
2014	5	2,596
2015	—	2,421
Thereafter	—	2,519

Total	$632	$ 20,332

Less: Amount representing interest	37

Net present value of minimum lease payments	595
Less: Current portion of capital lease	424

Long-term portion of capital lease obligation	$171

The schedule above includes the future minimum lease payments related to facilities that are being subleased. The total minimum rentals to be received in the future under noncancelable subleases as of December 31, 2010 are approximately $1.5 million in 2011 and 2012, and $0.2 million in 2013.

Employment Agreements

The Company has certain contractual obligations related to individuals who are employees of the Company and/or its subsidiaries. A summary of these obligations is as follows:

•	All regular non-U.S. personnel are employed under written contracts as is customary in the countries where we have operations outside the U.S.

•

Four individuals in the U.S. have written employment agreements that expire at various dates through the end of 2015. Termination prior to the expiration of such agreements may (depending on the reason for termination) require the Company to incur severance expenses related to the termination.

Legal Matters

Radiant is and has been involved in litigation and claims arising in the normal course of business. As of December 31, 2010 and 2009, the Company had reserves for such legal matters of approximately $0.7 million and $1.3 million, respectively. The outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to Radiant. However, based upon presently available information, the advice of legal counsel concerning such matters, and the aforementioned reserves, we do not believe that the outcome of any claims or pending litigation will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Purchase Commitments

The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The aggregate anticipated payments related to these purchase orders are approximately $18.4 million in 2011 and $1.6 million in 2012.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. SHAREHOLDERS’ EQUITY

Repurchased or Reacquired Company Stock

Over the course of the history of the Company, the Board of Directors has authorized a stock repurchase program. This program has been renewed several times by the Board of Directors, and the Company has repurchased and subsequently retired approximately 4.1 million shares of its common stock, for total consideration of approximately $35.0 million under the repurchase program. In 2007, the Board of Directors of the Company authorized a re-commencement of the Company’s stock repurchase program, authorizing the repurchase of up to 1.0 million shares at a price not to exceed $25.00 per share through November 2009. The Company did not repurchase any shares under its repurchase program during the years ended December 31, 2009 or 2008. The share repurchase program was not re-authorized in 2010.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. EMPLOYEE BENEFITS

Stock-Based Compensation Plans

Employee Stock Purchase Plan

During 1998, the Company’s Board of Directors adopted, with shareholder approval, the 1998 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, the Company is authorized to issue up to 2,500,000 shares of Radiant’s common stock to its qualified employees, which may be purchased at the end of each quarter at 95% of the market price on the last day of the quarter.

In 2010, 2009 and 2008, the Company issued approximately 15,000 shares, 31,000 shares and 28,000 shares under the ESPP at an average price of $15.49, $7.36, and $6.16 per share, respectively. As of December 31, 2010, there were approximately 917,000 shares available for future issuance under the ESPP.

Directors Stock Option Plan

During 1997, the Company’s Board of Directors adopted, with shareholder approval, the Non-Management Directors’ Stock Option Plan (the “Directors’ Plan”) for non-management directors of the Company, under which the Company could grant options to purchase up to 150,000 shares of Radiant’s common stock to non-employee directors of the Company. Options were granted at an exercise price not less than fair market value as referenced to quoted market prices. Initial grants to new directors became exercisable over three years, while annual grants became exercisable six months after the grant date. Options granted under the Directors’ Plan expire ten years from the date of grant. During 2002, the Directors’ Plan was amended to increase the number of shares available for grant to 300,000 shares, as well as to increase the option grant to a non-employee director upon initial appointment to 25,000 shares from 15,000 shares and the annual grant to 10,000 shares from 5,000 shares. The Directors’ Plan expired in 2007. As of December 31, 2010, the Company has granted approximately 335,200 options under the Directors’ Plan, of which 42,500 have been exercised and 67,500 have been cancelled. This plan was replaced with the Amended and Restated 2005 Long-Term Incentive Plan, described below.

1995 Stock Option Plan

The Company’s 1995 Stock Option Plan (the “1995 Plan”), as amended, was approved by shareholders and authorized the issuance of up to 13,000,000 incentive and non-qualified stock options to key employees. Options were granted at an exercise price not less than fair market value as determined by the Board of Directors and became exercisable as determined by the Board of Directors, generally over a period of four to five years. Options granted under the 1995 Plan expire ten years from the date of grant. This plan expired in 2005 and was replaced with the Amended and Restated 2005 Long-Term Incentive Plan, described below.

Amended and Restated 2005 Long-Term Incentive Plan

Effective April 25, 2005, the Amended and Restated 2005 Long-Term Incentive Plan (“LTIP”) was adopted by the Company’s Board of Directors and subsequently approved by shareholders. The LTIP replaced both the 1995 Plan and the Directors’ Plan and became the only plan for providing stock-based incentive compensation to directors and employees of the Company, other than the ESPP, which remains in effect. Options previously granted under the 1995 Plan and the Directors’ Plan remain exercisable in accordance with the terms of the respective plans. The LTIP provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance units and phantom stock. The LTIP initially authorized the issuance of up to 2,500,000 shares of the Company’s common stock and the maximum that may be granted in the form of stock options and stock appreciation rights to any one employee in any calendar year is 250,000. The LTIP was amended to increase the number of shares available for issuance to 4,500,000 shares and 5,900,000 shares during the years 2008 and 2010, respectively. No grants may be made under the LTIP subsequent to April 24, 2015. As of December 31, 2010, the Company has granted awards for the issuance of 4,555,021 shares under the LTIP, of which 905,953 have been exercised and 261,173 shares have been cancelled.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options Outstanding and Exercisable

The following table sets forth the range of exercise prices, number of shares, weighted-average exercise price and remaining contractual lives by groups of similar price and grant date for stock options outstanding as of December 31, 2010 (in thousands, except weighted-average price and remaining contractual life):

	Options Outstanding		Weighted-	Options Exercisable
Range of Exercise Price	Number of Shares	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Price
$ 3.25 - $ 4.66	853	$3.80	4.27	492	$ 4.18
$ 5.23 - $ 10.41	780	8.38	2.54	767	8.35
$ 10.80 - $ 13.33	772	12.16	1.81	713	12.23
$ 13.61 - $ 14.38	1,201	14.03	3.80	489	14.31
$ 15.00 - $ 20.19	193	17.02	3.13	161	16.73

Total	3,799	$10.34		2,622	$ 10.25

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2010, under which the equity securities of the Company were authorized for issuance (in thousands, except weighted average price):

	Number of Securities to be Issued Upon Exercise of Outstanding Share-Based Awards	Weighted-Average Exercise Price of Outstanding Share-Based Awards	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders:
1995 Stock Option Plan	1,205	$8.67	—
1997 Non-Management Directors Stock Option Plan	225	$9.37	—
1998 Employee Stock Purchase Plan	—	$—	917
2005 Long-Term Incentive Plan	2,378	$11.29	1,667
Not approved by shareholders:	—	$—	—

Total	3,808	$10.34	2,584

Employee Savings Plan

The Company has a 401(k) profit-sharing plan (the “401(k) Plan”) available to all employees of the Company who have attained age 21. The 401(k) Plan includes a salary deferral arrangement pursuant to which employees may contribute a minimum of 1% and a maximum of 90% of their salary on a pretax basis, up to $16,500 in 2010. If an employee is age 50 or older, they may be eligible for a catch-up contribution of up to $5,500 in 2010. The Company may make both matching and additional contributions at the discretion of the Company’s Board of Directors. The Company made contributions of approximately $0.7 million, $0.1 million and $1.6 million during 2010, 2009 and 2008, respectively. Effective January 1, 2009, the Company temporarily suspended its matching contributions to the 401(k) Plan in an effort to reduce operating costs. Effective May 21, 2010, the Company reinstated matching contributions to the 401(k) Plan.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SEGMENT INFORMATION

We currently operate in three segments: (1) Hospitality-Americas, (2) Retail & Entertainment-Americas and (3) International. The Hospitality-Americas segment represents our North, Central and South American restaurants business, which includes quick service, fast casual and table service restaurant operators. Our Retail & Entertainment-Americas segment is comprised of our other North, Central and South American business lines which serve petroleum and convenience retailers, specialty retailers and entertainment venues, including movie theaters, stadiums and arenas. The International segment focuses on our foreign operations outside of the Company’s other two segments and primarily focuses on restaurant businesses and petroleum and convenience retail businesses. These segments became effective January 1, 2010 and replace the former reportable segments of Hospitality and Retail. All information reported for the fiscal years ended December 31, 2009 and 2008 has been reclassified to present data in accordance with the new segments.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents revenues for the Company’s reportable segments as well as a reconciliation of segment direct operating income to the Company’s consolidated income (loss) before taxes for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Revenues:
Hospitality-Americas	$207,169	$166,832	$176,827
Retail & Entertainment-Americas	90,859	80,001	91,599
International	43,441	37,654	29,641
Corporate	4,945	2,981	3,509

Total revenues	$346,414	$287,468	$301,576

Direct operating income:
Hospitality-Americas	$51,782	$37,416	$37,722
Retail & Entertainment-Americas	25,986	22,406	22,702
International	6,307	3,315	1,054
Corporate	969	405	1,040

Total segment direct operating income	85,044	63,542	62,518
Indirect corporate operating costs (a)	(34,536)	(25,301)	(23,066)
Indirect depreciation and amortization expense (b)	(12,932)	(12,052)	(10,859)
Stock-based compensation expense (c)	(5,344)	(4,465)	(4,646)
Interest and other, net (d)	(1,179)	(24,302)	(6,864)

Total income (loss) before taxes	$31,053	$(2,578)	$17,083

(a)	This category represents unallocated corporate expenses including central marketing, product development and general and administrative costs.

(b)	Depreciation expense and amortization of intangible assets for each reportable segment is included in a separate schedule within this note.

(c)	See Note 3 for additional discussion of stock-based compensation expense.

(d)	Unless otherwise stated, the items in this category are not attributable to any of our reportable segments.

•

This amount for the year ended December 31, 2010 includes a $0.3 million reduction of the 2009 goodwill impairment charge related to Quest within our Retail & Entertainment-Americas segment (second quarter 2010). It also includes a charge of approximately $0.7 million related to the termination of the lease on a facility in Irvine, California within our Hospitality-Americas segment (fourth quarter 2010).

•

This amount for the year ended December 31, 2009 includes a non-cash impairment charge of approximately $20.9 million to write off a portion of the goodwill and intangible assets of Quest, which falls within our Retail & Entertainment-Americas segment. It also includes a write-off charge of approximately $0.5 million for certain third-party software licenses that were deemed unusable, a charge of $0.7 million related to severance costs and restructuring of the organization, and a net gain of $0.1 million on the sale of a building.

•

This amount for the year ended December 31, 2008 includes an impairment charge of approximately $1.0 million related to the write down of a capitalized software product within our Retail & Entertainment-Americas segment. It also includes a charge of approximately $0.4 million related to severance and restructuring of the organization, a charge of $0.4 million related to penalties and the write-off of debt costs associated with early termination of a credit agreement (see Note 7), and a $2.1 million restructuring charge related to amending a sublease agreement. These charges were partially offset by a $1.4 million gain on the sale of land near our corporate headquarters and gains of $0.8 million as a result of entering into forward exchange contracts in preparation for the acquisitions of Orderman and Quest.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment assets consist primarily of accounts receivable, goodwill and intangible assets. The following table presents assets for the Company’s reportable segments as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Hospitality-Americas	$95,341	$98,349
Retail & Entertainment-Americas	75,225	72,082
International	57,168	59,242
Corporate	139,969	58,924

Total assets	$367,703	$288,597

The following table presents depreciation and amortization expense for the Company’s reportable segments for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Hospitality-Americas	$4,259	$4,143	$ 3,303
Retail & Entertainment-Americas	2,939	4,121	4,755
International	4,445	3,028	1,579
Corporate	6,061	4,704	4,176

Total depreciation and amortization	$17,704	$15,996	$ 13,813

The Company distributes its technology and provides services both within the United States and internationally. Revenues and long-lived assets from any single foreign country did not comprise 10% or more of the Company’s consolidated revenues or long-lived assets for the years ended December 31, 2010, 2009 or 2008. Similarly, no single customer accounted for 10% or more of the Company’s consolidated revenues for the years ended December 31, 2010, 2009 or 2008. The geographic revenue information in the table below is based on the location of the customer for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
United States	$292,130	$240,871	$259,101
Foreign countries	54,284	46,597	42,475

Total revenues	$346,414	$287,468	$301,576

The long-lived asset information in the table below consists of property and equipment as of December 31, 2010 and 2009 (in thousands):

	2010	2009
United States	$20,317	$20,855
Foreign countries	3,980	4,068

Total long-lived assets	$24,297	$24,923

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. RELATED PARTY TRANSACTIONS

None

16. SIGNIFICANT EVENTS

Amended Financial Arrangement – Radiant Payment Services

In 2008, the Company expanded its business services with the launch of Radiant Payment Services (“RPS”), a business aimed at selling and servicing electronic payment processing. At that time, we entered into an agreement with Century Payments, Inc. (“Century”), which obtained and serviced new customers on behalf of RPS.

Effective April 1, 2010, the Company amended its agreement with Century. The amendment restructured the financial arrangement between RPS and Century, gave Century the ability to bundle Radiant products with electronic payment processing services, and required RPS to provide custom development of certain tools for Century’s use. Due to the transfer of roles, responsibilities and risks from RPS to Century under the new agreement, the Company concluded that it is appropriate to account for the revenues under this new agreement on a net basis. RPS received consideration for the amended agreement in the amount of approximately $11.2 million, comprised of a $2.2 million one-month promissory note, paid on July 28, 2010, and a $9.0 million 24-month promissory note, due on June 28, 2012, which is guaranteed and earns interest at 4.5% and is included in the caption “Other long-term assets” in the accompanying consolidated balance sheets.

Approximately $2.8 million of the consideration from Century to RPS relates to repayment of the unamortized balance of capitalized contract costs that RPS had previously paid to Century. The $2.8 million balance was being amortized by the Company over the expected life of the customer contracts but was removed from our balance sheet upon repayment by Century under the amended agreement. The Company deferred the remaining $8.4 million of consideration related to the products and services in the amended agreement and expects to recognize these revenues over the next three to four years as they are earned. Approximately $2.0 million of the deferred revenues were recognized during the year ended December 31, 2010.

As of December 31, 2010, RPS had approximately $6.4 million in deferred revenues associated with this agreement. Of this amount, $3.2 million is included in the consolidated balance sheets under the caption “Customer deposits and unearned revenues” in current liabilities, and $3.2 million is included in the caption “Other long-term liabilities” in the accompanying consolidated balance sheets.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables set forth certain unaudited financial data for each of the Company’s last eight calendar quarters. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. Net income (loss) per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income (loss) per share reported for the year. Quarterly financial information for the fiscal years ended December 31, 2010 and 2009 is as follows (in thousands, except per share data):

	Quarter ended
	Mar 31, 2010	June 30, 2010	Sep 30, 2010	Dec 31, 2010
Total revenues	$79,547	$87,027	$89,249	$90,591

Gross profit	$35,328	$40,882	$41,260	$42,178

Net income	$2,597	$5,762	$7,502	$5,962

Net income per share:
Basic	$0.08	$0.17	$0.21	$0.15
Diluted	$0.07	$0.16	$0.20	$0.15

	Quarter ended
	Mar 31, 2009	June 30, 2009	Sep 30, 2009	Dec 31, 2009 (1)
Total revenues	$67,603	$71,132	$70,940	$77,793

Gross profit	$31,907	$34,463	$33,196	$35,953

Net income (loss)	$1,029	$3,179	$3,421	$(17,027)

Net income (loss) per share:
Basic	$0.03	$0.10	$0.10	$(0.51)
Diluted	$0.03	$0.09	$0.10	$(0.51)

(1)     The Company recognized a non-cash impairment charge of approximately $20.9 million related to the goodwill and certain intangible assets associated with our Quest acquisition in the fourth quarter of 2009.

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

Based on their evaluation as of December 31, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses. Based on its evaluation under the framework in “Internal Control—Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting.

During the year ended December 31, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Radiant Systems, Inc.

Alpharetta, Georgia

We have audited the internal control over financial reporting of Radiant Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 11, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 11, 2011

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be included in our proxy statement in connection with the solicitation of proxies for our 2011 annual meeting of shareholders (the “2011 Proxy Statement”) to be filed with the SEC and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be included in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be included in our 2011 Proxy Statement and is incorporated herein by reference. See also “Equity Compensation Plan Information” set forth in Item 5 of this annual report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be included in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be included in our 2011 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

1. Financial Statements

The following consolidated financial statements, together with the applicable reports of the independent registered public accounting firm, have been filed as Item 8 in Part II of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

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

SCHEDULE II

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts for the year ended (in thousands)	Balance at Beginning of Period	Additions Charged to Operations	Deductions	Balance at End of Period
December 31, 2008	$3,447	$1,615	$692	$ 4,370
December 31, 2009	4,370	446	984	3,832
December 31, 2010	3,832	824	1,064	3,592

3. Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1, Registration No. 333-17723, as amended (“2/97 S-1”), (ii) a Registration Statement on Form S-1, Registration No. 333-30289 (“6/97 S-1”), (iii) a Registration Statement on Form S-8, Registration No. 333-41291 (“1997 S-8”), (iv) a Registration Statement on Form S-8, Registration No. 333-62157 (“1998 S-8”), (v) the Annual Report on Form 10-K for the year ended December 31, 1998 (“1998 10-K”), (vi) the Form 8-K filed February 17, 2004 (the “February 17, 2004 8-K”), (vii) Registration Statement on Form S-8, Registration No. 333-71892 (“2001 S-8”), (viii) the Form 8-K filed January 9, 2006 (the “January 9, 2006 8-K”), (ix) the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “June 2006 10-Q”), (x) the Form 8-K filed December 17, 2007 (the “December 17, 2007 8-K”), (xi) the Form 8-K filed January 8, 2008 (the “January 8, 2008 8-K”), (xii) the Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”), (xiii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “June 2008 10-Q”), (xiv) the Form 8-K filed June 4, 2008 (the “June 4, 2008 8-K”), (xv) the Form 8-K filed July 9, 2008 (the “July 9, 2008 8-K”), (xvi) the Form 8-K filed August 5, 2008 (the “August 5, 2008 8-K”), (xvii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “June 2009 10-Q”), (xviii) a Registration Statement on Form S-3, Registration No. 333-162309 (the “2009 S-3”), (xix) the Form 8-K filed March 31, 2010 (“March 31, 2010 8-K”), (xx) the Definitive Proxy Statement filed April 16, 2010 (the “April 2010 Proxy”), (xxi) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “March 2010 10-Q”), (xxii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “June 2010 10-Q”), and (xxiii) the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (the “September 2010 10-Q”).

Exhibit Number	Description of Exhibit
*2.1	Share Purchase Agreement, dated December 11, 2007, by and among Radiant Systems, Inc., Quest Retail Technology Pty Ltd, and David Brown (December 17, 2007 8-K)

*2.1.1	First Amendment to Share Purchase Agreement, dated as of January 4, 2008, by and among Radiant Systems, Inc., RADS Australia Holdings Pty Ltd, Quest Retail Technology Pty Ltd, and David Brown (January 8, 2008 8-K)

*2.2	Stock Purchase Agreement dated as of July 3, 2008, by and among Radiant Systems GmbH, Orderman GmbH, Alois Eisl, Franz Blatnik, Gottfried Kaiser, and Ing. Katamay (July 9, 2008 8-K)

*3.1	Amended and Restated Articles of Incorporation (2/97 S-1)

*3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation (2009 S-3)

*3.3	Amended and Restated Bylaws (2/97 S-1)

*4.1	Specimen Certificate of Common Stock (2/97 S-1)

*4.2	Credit Agreement, dated as of January 2, 2008, by and among Radiant Systems, Inc., the Lenders party thereto, and JP Morgan Chase Bank, N.A. (January 8, 2008 8-K)

*4.2.1	Amendment No. 1 dated as of June 30, 2008 to the Credit Agreement dated as of January 2, 2008, by and among Radiant Systems, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (June 2008 10-Q)
*4.2.2	Amendment No. 2 dated as of July 31, 2008 to the Credit Agreement dated as of January 2, 2008, by and among Radiant Systems, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (August 5, 2008 8-K)

*4.2.3	Amendment No. 3 dated as of February 17, 2009 to the Credit Agreement dated as of January 2, 2008, by and among Radiant Systems, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (June 2009 10-Q)

*4.2.4	Amendment No. 4 dated as of June 30, 2010 to the Credit Agreement dated as of January 2, 2008, by and among Radiant Systems, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (June 2010 10-Q)

*10.1	Form of License, Support and Equipment Purchase Agreement (2/97 S-1)

*10.2	Amended and Restated 1995 Stock Option Plan (2/97 S-1)

*10.2.1	Amendment No. 1 to Amended and Restated 1995 Stock Option Plan (1997 S-8)

*10.2.2	Amendment No. 2 to Amended and Restated 1995 Stock Option Plan (1998 S-8)

*10.2.3	Amendment No. 3 to Amended and Restated 1995 Stock Option Plan (2001 S-8)

*10.3	Lease Agreement dated October 7, 1997, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

Exhibit Number	Description of Exhibit
*10.3.1	First Amendment to Lease Agreement dated April 3, 1998, by and between Weeks Realty, L.P. and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway) (1998 10-K)

10.3.2

Fourth Amendment to Lease Agreement dated March 5, 2002 by and between Duke Realty Limited Partnership (f/k/a Duke-Weeks Realty Limited Partnership) and the Registrant for lease of office space in Alpharetta, Georgia (Brookside Parkway)

*10.4	Lease Agreement dated November 11, 1997 by and between Meadows Industrial, LLC and the Registrant for lease of office space in Alpharetta, Georgia (Shiloh Road) (1998 10-K)

10.4.1

Third Amendment to Lease Agreement dated September 22, 2009 by and between Castle Investment Company, Inc. (successor in interest to Meadows Industrial, LLC) and the Registrant for lease of office and warehouse space in Alpharetta, Georgia (Shiloh Road)

*10.5	Amended and Restated 2005 Long-Term Incentive Plan (effective March 25, 2010) (2008 10-K)

*10.6	Amendment to Amended and Restated 2005 Long-Term Incentive Plan (Appendix A to 2010 Proxy)

*10.7	Office Lease Agreement, dated September 16, 2005, by and between Radiant Systems, Inc. and Centreport Trinity, Ltd. (2006 10-K)

*10.8	Radiant Lease Agreement for 1727 Kirby Parkway, dated January 3, 2006, by and between Radiant Systems, Inc. and Jeff Goldstein Investment Partnership (2006 10-K)

*10.9	Non-Management Directors’ Stock Option Plan (6/97 S-1)

*10.10	Reseller and Services Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)
*10.11	Right of First Refusal and Purchase Option Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.12	Sublease and Facilities Agreement, dated January 31, 2004, between Radiant Systems, Inc. and Wave Enterprise Systems, Inc. (February 17, 2004 8-K)

*10.13	Named Executive Officer Compensation Arrangements (March 31, 2010 8-K) (Management compensation plan or arrangement)

*10.14	2010 Short-Term Incentive Plan of John H. Heyman (March 2010 10-Q) (Management compensation plan or arrangement)

*10.15	2010 Short Term Incentive Plan of Alon Goren (March 2010 10-Q) (Management compensation plan or arrangement)

*10.16	2010 Short Term Incentive Plan of Mark E. Haidet (March 2010 10-Q) (Management compensation plan or arrangement)

*10.17	2010 Short Term Incentive Plan of Andrew S. Heyman (March 2010 10-Q) (Management compensation plan or arrangement)

*10.18	2010 Short Term Incentive Plan of Carlyle Taylor (March 2010 10-Q) (Management compensation plan or arrangement)

*10.19	2010 Short Term Incentive Plan Policy (March 2010 10-Q) (Management compensation plan or arrangement)

*10.20	Senior Executive Change in Control Severance Plan (June 4, 2008 8-K)

10.21	Director Compensation Arrangements (Management compensation plan or arrangement)

*10.22	Form of Notice of Grant of Stock Options and Option Agreement (September 2010 10-Q).

*10.23	Form of Grant Agreements – Restricted Stock Unit and Restricted Stock Award (September 2010 10-Q).

*10.24	Form of Grant Agreement – Non Qualified Options (September 2010 10-Q).

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Alpharetta, State of Georgia on March 11, 2011.

RADIANT SYSTEMS, INC.
By:	/s/ JOHN H. HEYMAN
John H. Heyman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALON GOREN Alon Goren	Chairman of the Board and Chief Technology Officer	March 11, 2011

/s/ JOHN H. HEYMAN John H. Heyman	Chief Executive Officer and Director (principal executive officer)	March 11, 2011

/s/ MARK E. HAIDET Mark E. Haidet	Chief Financial Officer (principal financial officer)	March 11, 2011

/s/ ROBERT R. ELLIS Robert R. Ellis	Vice President of Accounting and Finance (principal accounting officer)	March 11, 2011

/s/ MICHAEL Z. KAY Michael Z. Kay	Director	March 11, 2011

/s/ JAMES S. BALLOUN James S. Balloun	Director	March 11, 2011

/s/ J. ALEXANDER M. DOUGLAS, JR. J. Alexander M. Douglas, Jr.	Director	March 11, 2011

/s/ DONNA A. LEE Donna A. Lee	Director	March 11, 2011

/s/ WILLIAM A. CLEMENT, JR. William A. Clement, Jr.	Director	March 11, 2011

Philip J. Hickey, Jr.	Director