Form 10-Q
period 2011-03-31
RADIANT SYSTEMS INC
filed 2011-05-09
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 2, 2011, there were 40,214,363 shares of the registrant’s no par value common stock outstanding.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$89,208	$75,026
Accounts receivable, net	51,046	51,204
Inventories	41,172	36,440
Deferred tax assets	7,697	7,317
Other current assets	3,240	2,325

Total current assets	192,363	172,312
Property and equipment, net	24,774	24,297
Software development costs, net	13,900	13,290
Deferred tax assets, non-current	1,346	1,676
Goodwill	113,122	111,732
Intangible assets, net	33,274	34,762
Other long-term assets	9,692	9,634

Total assets	$388,471	$367,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$6,500	$6,000
Accounts payable	19,068	16,929
Accrued liabilities	28,730	30,733
Customer deposits and unearned revenues	29,082	21,820
Current portion of capital lease payments	328	424

Total current liabilities	83,708	75,906
Capital lease payments, non-current	95	171
Long-term debt, non-current	6,770	8,724
Customer deposits and unearned revenues, non-current	5,350	6,049
Deferred tax liabilities, non-current	4,959	4,540
Other long-term liabilities	5,799	5,975

Total liabilities	106,681	101,365

Commitments and contingencies (see “Contractual Obligations” in MD&A)	—	—

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 40,063,557 and 39,461,227 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	259,643	253,278
Retained earnings	18,738	12,742
Accumulated other comprehensive income	3,409	318

Total shareholders’ equity	281,790	266,338

Total liabilities and shareholders’ equity	$388,471	$367,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended
	March 31,
	2011	2010
Revenues:
Systems	$39,848	$34,327
Maintenance and transaction services	27,449	26,807
Subscription services	11,667	9,133
Professional services	8,174	9,280

Total revenues	87,138	79,547
Cost of revenues:
Systems	20,688	19,781
Maintenance and transaction services	14,433	14,639
Subscription services	3,816	2,973
Professional services	6,679	6,826

Total cost of revenues	45,616	44,219

Gross profit	41,522	35,328

Operating expenses:
Sales and marketing	12,625	11,632
General and administrative	9,377	9,222
Product development	6,940	5,743
Amortization of intangible assets	2,264	2,210
Depreciation of fixed assets	1,443	1,490

Total operating expenses	32,649	30,297

Income from operations	8,873	5,031
Interest income	(106)	(7)
Interest expense	128	392
Other income, net	(42)	(44)

Income before taxes	8,893	4,690
Income tax provision	2,897	2,093

Net income	$5,996	$2,597

Net income per share:
Basic income per share	$0.15	$0.08
Diluted income per share	$0.15	$0.07
Weighted average shares outstanding:
Basic	39,666	33,368
Diluted	40,977	34,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
BALANCE, December 31, 2010	39,461	$—	$253,278	$12,742	$318	$266,338

Components of comprehensive income:
Net income	—	—	—	5,996	—	5,996
Foreign currency translation adjustment	—	—	—	—	3,091	3,091

Total comprehensive income	—	—	—	5,996	3,091	9,087
Exercise of employee stock options	393	—	4,321	—	—	4,321
Stock issued under Employee Stock Purchase Plan	4	—	63	—	—	63
Net tax benefits related to stock-based compensation	—	—	421	—	—	421
Restricted stock awards	206	—	711	—	—	711
Stock-based compensation	—	—	849	—	—	849

BALANCE, March 31, 2011	40,064	$—	$259,643	$18,738	$3,409	$281,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,996	$2,597
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,525	4,365
Provision for deferred income taxes	305	(1,608)
Stock-based compensation expense (see Note 2)	1,556	1,107
Other charges and income, net (see Note 8)	(695)	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	432	(11,942)
Inventories	(4,493)	203
Other assets	(951)	(368)
Accounts payable	2,837	(2,016)
Accrued liabilities	(2,478)	1,737
Customer deposits and unearned revenue	6,540	5,224
Other liabilities	(188)	83

Net cash provided by (used in) operating activities	13,386	(618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,815)	(1,294)
Capitalized software development costs	(1,178)	(978)
Proceeds from notes receivable	21	—
Purchase price adjustment for acquisition	(40)	—

Net cash used in investing activities	(3,012)	(2,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	4,321	2,043
Proceeds from shares issued under Employee Stock Purchase Plan	63	49
Net tax benefits related to stock-based compensation	421	572
Principal payments on capital lease obligations	(172)	(220)
Principal payments on term loan under JPM Credit Agreement	(1,500)	(1,500)
Proceeds from revolving loan under the JPM Credit Agreement	—	9,700
Repayments of revolving loan under the JPM Credit Agreement	—	(8,500)

Net cash provided by financing activities	3,133	2,144

Effect of exchange rate changes on cash and cash equivalents	675	(412)
Increase (decrease) in cash and cash equivalents	14,182	(1,158)
Cash and cash equivalents at beginning of period	75,026	15,521

Cash and cash equivalents at end of period	$89,208	$14,363

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$79	$323
Cash paid for income taxes	$646	$2,500

SCHEDULE OF NON-CASH TRANSACTIONS:
Purchases of property and equipment	$232	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The information contained in this report is filed by Radiant Systems, Inc. and subsidiaries (“Radiant,” the “Company,” “we,” “us,” or “our”). In the opinion of management, the unaudited interim condensed consolidated financial statements of Radiant, included herein, have been prepared on a basis consistent with the December 31, 2010 audited consolidated financial statements, and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Radiant’s Form 10-K for the year ended December 31, 2010. Radiant’s results of operations as reported herein are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Net Income Per Share

Basic net income per common share is computed in accordance with the two-class method by dividing net income by the weighted average number of shares outstanding. In the event of a net loss, dilutive loss per share is the same as basic loss per share. Diluted net income per share includes the dilutive effect of stock options. A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Weighted average common shares outstanding	39,666	33,368
Dilutive effect of outstanding stock options	1,311	1,369

Weighted average common shares outstanding assuming dilution	40,977	34,737

For the three months ended March 31, 2011 and 2010, options to purchase less than 0.1 million and approximately 2.5 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were anti-dilutive for the periods then ended.

Comprehensive Income

The Company follows the guidance of FASB ASC Topic 220, Comprehensive Income (“ASC 220”). This guidance establishes the rules for the reporting of comprehensive income and its components. The Company’s comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the three months ended March 31, 2011 and 2010 was approximately $9.1 million and $1.3 million, respectively.

Financing Costs Related to Long-Term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt. The Company incurred financing costs in 2008 related to the credit agreement with JPMorgan Chase Bank, N.A. equal to approximately $1.2 million. The costs were deferred and are being amortized over five years. Amortization of these financing costs was less than $0.1 million for the three months ended March 31, 2011 and approximately $0.1 million for the three months ended March 31, 2010.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Fair Value of Financial Instruments

The Company follows the guidance of FASB ASC section 825-10-50, Financial Instruments—Overall—Disclosure (“ASC 825-10-50”) for disclosures about fair value of its financial instruments. The Company also follows the guidance of FASB ASC section 820-10-35, Fair Value Measurements and Disclosures—Overall—Subsequent Measurement (“ASC 820-10-35”) to measure the fair value of its financial instruments. ASC 820-10-35 establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10-35 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820-10-35 are described below:

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

•

Long-term debt — Term loan – To estimate the fair value of our term loan, which is not quoted on an exchange, the Company uses interest rates that were currently available to it for issuance of debt with similar terms and remaining maturities. At March 31, 2011, the fair value of the $12.5 million principal amount of the term loan under the JPM Credit Agreement was approximately $12.4 million.

•

Long-term debt — Revolving credit loan – To estimate the fair value of our revolving credit loan under the JPM Credit Agreement, which is not quoted on an exchange, the Company uses interest rates currently available to it in conjunction with management’s estimate of the amounts and timing of the repayment of principal and related interest. At March 31, 2011, the Company had no revolving credit loan borrowings. See Note 7 for additional discussion of the Company’s credit facility.

Financing Receivables

Financing receivables are contractual rights to receive money on demand or on fixed or determinable dates. Trade receivables with normal credit terms are not considered financing receivables. As of March 31, 2011, our financing receivables consisted of a $9.0 million note receivable originating from an amended agreement restructuring the financial arrangement between RPS and Century (see Note 11 for definitions and additional information regarding this agreement and the related note receivable). This note matures on June 28, 2012. We evaluate the collectibility of financing receivables on a periodic basis or whenever events or changes in circumstances indicate we may be exposed to credit losses. As of March 31, 2011, no allowance was recorded for this receivable. This note is included in “Other long-term assets” in the accompanying condensed consolidated balance sheets.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

New Accounting Standards

Recently Adopted Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations—a consensus of the FASB Emerging Issues Task Force (“ASU 2010-29”). This ASU clarifies existing disclosure requirements for public entities with business combinations that occur in the current reporting period. The ASU stipulates that if an entity is presenting comparative financial statements, revenue and earnings of the combined entity should be disclosed as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The ASU also expands the supplemental pro forma disclosures required by ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted the guidance under this ASU beginning January 1, 2011. This guidance may impact our comparative financial statements and required pro forma disclosures in years when material business combinations occur, individually or in the aggregate, with acquisition dates on or after January 1, 2011.

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple element revenue arrangements to:

(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

This guidance was adopted by the Company on January 1, 2011.

This guidance does not generally change the units of accounting for the Company’s revenue transactions. Most products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment. Maintenance and subscription services revenues are deferred and recognized ratably over the period during which the services are to be performed. Professional services revenues are recognized upon delivery or completion of performance. Professional services arrangements are typically short term in nature and are largely completed within 90 days from the start of service. The Company’s arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

For transactions entered into prior to the first quarter of fiscal 2011, the Company recognizes revenue using the guidance from FASB ASC Subtopic, Software – Revenue Recognition (“ASC 985-605”), FASB ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts (“ASC 605-35”), FASB ASC Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements (“ASC 605-25”), and FASB ASC Subtopic 605-10, Revenue Recognition – Overall (“ASC 605-10”). For the Company’s arrangements involving multiple deliverables, such as sales of products with services, all fees from the arrangement were allocated to each respective element based on its relative fair value, using VSOE. When the Company was not able to determine VSOE for all of the deliverables of the arrangement, but was able to obtain VSOE for any undelivered elements, revenues were allocated using the residual method. Under the residual method, the amount of revenues allocated to delivered elements equaled the total arrangement consideration less the aggregate selling price of any undelivered elements, and no revenues were recognized until all elements without VSOE had been delivered. If VSOE of any undelivered items did not exist, revenues from the entire arrangement were initially deferred and recognized at the earlier of: (i) delivery of those elements for which VSOE did not exist or (ii) when VSOE can be established.

In some arrangements, professional services are sold separately. Also, maintenance and subscription services are sold separately through annual or quarterly renewals. As a result, for substantially all of the arrangements with multiple deliverables pertaining to maintenance, subscription, and professional services, the Company has used and intends to continue using VSOE to allocate the selling price to each deliverable. Consistent with its methodology under previous accounting guidance, the Company determines VSOE based on its normal pricing and discounting practices for the specific maintenance and professional service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range.

The Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, specifically related to systems revenues. This is due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on TPE, which is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers, and its offerings are significantly differentiated such that comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE.

When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. ESP is generally used for systems revenues. The Company determines ESP for its products and services by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.

The Company regularly reviews VSOE, TPE, and ESP and maintains internal controls over the establishment and updates of these estimates. There were no material changes in these estimates during the periods covered by this report, nor does the Company currently expect a material impact in the near term from changes in VSOE, TPE, or ESP.

The new accounting standards for revenue recognition did not have a material impact on revenues for the first quarter of 2011. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements.

The Company’s arrangements with multiple deliverables may have a stand-alone software deliverable that is subject to the existing software revenue recognition guidance. The revenues for these multiple element arrangements are allocated to the software deliverable and the nonsoftware deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue accounting guidance. In the limited circumstances where the Company cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, ESP is used for the purposes of performing this allocation.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. STOCK-BASED COMPENSATION

Radiant has adopted equity incentive plans that provide for the grant of incentive and non-qualified stock options and restricted stock awards to directors, officers and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market price of Radiant’s common stock on the date of grant. In addition, Radiant provides employees stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). The ESPP permits employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. Based on these terms, the ESPP will not result in any future stock compensation expense. The Company has authorized approximately 19.6 million shares for awards of stock options and restricted stock, of which approximately 1.1 million shares are available for future grants as of March 31, 2011.

The Company accounts for equity-based compensation in accordance with FASB ASC Topic 718, Compensation–Stock Compensation (“ASC 718”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock awards and performance-based non-vested share awards, based on the fair value of the award as of the grant date. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ graded vesting period on a straight-line basis. The non-cash stock-based compensation expense from stock options and restricted stock awards was included in the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenues - systems	$49	$34
Cost of revenues - maintenance and transaction services	24	15
Cost of revenues - subscription services	4	3
Cost of revenues - professional services	27	25
Sales and marketing	218	167
General and administrative	1,067	783
Product development	167	80

Total non-cash stock-based compensation expense	1,556	1,107
Estimated income tax benefit	(542)	(418)

Total non-cash stock-based compensation expense, net of tax benefit	$1,014	$689

Impact on diluted net income per share	$0.02	$0.02

The Company capitalized less than $0.1 million in stock-based compensation expense related to product development in each of the three-month periods ended March 31, 2011 and 2010.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Options

The exercise price of each stock option equals the market price of Radiant’s common stock on the date of grant. Most options are scheduled to vest equally over a three or four-year period. The Company recognizes stock-based compensation expense using the graded vesting attribution method. Outstanding options expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions used in the model for the three-month periods ended March 31, 2011 and 2010 are outlined in the following table:

	Three Months Ended March 31,
	2011	2010
Expected volatility	67%	69%
Expected life (in years)	3-4	3-4
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.6%	2.0%

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

A summary of the changes in stock options outstanding under our stock-based compensation plans during the three months ended March 31, 2011 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,799	$10.34	3.21	$35,050
Granted	73	$17.41
Exercised	(393)	$11.00
Forfeited or cancelled	(5)	$20.07

Outstanding at March 31, 2011	3,474	$10.31	3.25	$25,642

Vested or expected to vest at March 31, 2011	3,435	$10.30	3.23	$25,404
Exercisable at March 31, 2011	2,789	$10.23	2.71	$20,775
Exercisable at December 31, 2010	2,622	$10.25	2.38	$24,452

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The weighted-average grant-date fair value of options granted during the three-month periods ended March 31, 2011 and 2010 was $9.74 and $7.20, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the three-month periods ended March 31, 2011 and 2010, was $2.7 million and $2.3 million, respectively. The total fair value of options that vested during the three-month periods ended March 31, 2011 and 2010 was approximately $2.8 million and $2.6 million, respectively. There were unvested options outstanding to purchase approximately 0.7 million and 1.3 million shares as of March 31, 2011 and 2010, respectively, with a weighted-average grant-date fair value of $5.68 and $4.89, respectively. None of the 0.7 million and 1.3 million options that were unvested at March 31, 2011 and 2010, respectively, had a vesting period based on stock performance requirements. The unvested shares had a total unrecognized compensation expense as of March 31, 2011 and 2010 equal to approximately $2.2 million and $4.6 million, respectively, net of estimated forfeitures, which will be recognized over the weighted average periods of 1.3 years and 1.5 years, respectively. The Company recognized stock-based compensation expense related to employee and director stock options equal to approximately $0.8 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively. Cash received from stock options exercised was approximately $4.3 million and $2.0 million for the three-month periods ending March 31, 2011 and 2010, respectively.

Restricted Stock Awards

The Company awarded approximately 0.2 million shares and 0.2 million shares of restricted stock to employees under the Amended and Restated 2005 Long-Term Incentive Plan during the three months ended March 31, 2011 and 2010, respectively. These restricted stock awards vest at various dates over a three-year period from the date of grant. The weighted-average grant-date fair value of restricted stock awards at March 31, 2011 and 2010 was $16.66 and $13.47 per share, respectively. The Company recognized stock-based compensation expense related to restricted stock awards equal to approximately $0.7 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively. The total fair value of restricted stock awards that vested during the three-month periods ended March 31, 2011 and 2010 was approximately $2.8 million and $0.3 million, respectively. There were unvested restricted stock awards outstanding at March 31, 2011 and 2010 equal to approximately 0.8 million shares and 0.9 million shares, respectively, with a weighted-average grant-date fair value of $9.71 and $8.55, respectively. The unvested restricted stock awards had a total unrecognized compensation expense as of March 31, 2011 and 2010 equal to approximately $5.9 million and $4.7 million, respectively, which will be recognized over the weighted average periods of 1.8 and 1.9 years, respectively.

Performance-Based Non-Vested Share Awards

The Company awarded approximately 0.3 million performance-based non-vested shares, as projected, to employees under the Amended and Restated 2005 Long-Term Incentive Plan during the quarter ended March 31, 2011. Performance-based non-vested share awards are issued at no cost to the recipient and act as a long-term incentive in which an award recipient receives shares contingent upon the achievement of certain performance objectives and the employee’s continuing employment through the vesting period, which is generally over a three-year period. Compensation costs recorded in connection with performance-based non-vested shares are based on the Company’s best estimate of the number of shares that will eventually be issued upon achievement of the specified performance criteria and when it becomes probable that certain performance goals will be achieved. The cost of these awards is determined using the fair market value of the Company’s common stock on the date of the grant.

The weighted-average grant-date fair value of performance-based non-vested share awards granted during the quarter-ended March 31, 2011 was $16.65 per share. No performance-based non-vested share awards vested during the quarter ended March 31, 2011. There were unvested performance-based non-vested share awards outstanding of approximately 0.3 million shares as of March 31, 2011 with a weighted-average grant-date fair value of $16.65 per share. The unvested performance-based share awards had total projected unrecognized compensation expense as of March 31, 2011, equal to approximately $5.2 million, which will be recognized over the weighted average period of 2.9 years. The Company recognized stock-based compensation expense related to performance-based non-vested share awards equal to less than $0.1 million for the quarter-ended March 31, 2011.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. ACQUISITIONS

The acquisition discussed below was accounted for using the purchase method of accounting as required by FASB ASC Topic 805, Business Combinations (“ASC 805”). Management concluded that this acquisition was not a material acquisition under the provisions of ASC 805.

On November 15, 2010, the Company acquired a channel partner and reseller of Radiant products and services. The total purchase price was approximately $2.5 million, or $2.2 million net of purchase price accrual. The operations of this business are included in the Company’s consolidated results of operations and financial position and have been from the date of acquisition. The results of these operations are reported under the Hospitality-Americas segment.

The intangible assets acquired were valued by the Company utilizing customary valuation procedures and techniques. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed from the acquisition (in thousands):

Current assets	$592
Property, plant and equipment	56
Identifiable intangible assets	1,280
Goodwill	1,317

Total assets acquired	3,245
Total liabilities assumed (all of which were considered current)	755

Purchase price	$2,490

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

Goodwill

Goodwill is recognized when the consideration paid for a business acquisition exceeds the fair value of the net assets acquired, including tangible and intangible assets. Changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows (in thousands):

	Hospitality- Americas	Retail & Entertainment- Americas	International	Total
Gross goodwill	$49,027	$61,193	$24,379	$134,599
Accumulated impairment losses	(2,252)	(16,695)	(3,920)	(22,867)

BALANCE, December 31, 2010	46,775	44,498	20,459	111,732

Purchase price adjustments related to acquisitions	60	—	—	60
Currency translation adjustments related to acquisitions	—	345	985	1,330

Gross goodwill	49,087	61,538	25,364	135,989
Accumulated impairment losses	(2,252)	(16,695)	(3,920)	(22,867)

BALANCE, March 31, 2011	$46,835	$44,843	$21,444	$113,122

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Intangible Assets

Intangible assets recorded in connection with business acquisitions are stated at their fair value, determined as of the date of acquisition, less accumulated amortization, if applicable. These assets consist of finite-lived and indefinite-lived intangibles, including core and developed technology, customer relationships, noncompete agreements and trademarks and tradenames. Amortization of finite-lived intangible assets is recognized either on a straight-line basis or using an accelerated method over their estimated useful lives. A summary of the Company’s intangible assets by segment as of March 31, 2011 and December 31, 2010, exclusive of approximately $14.3 million of intangible assets that were fully amortized as of December 31, 2010, is as follows (in thousands):

		March 31, 2011		December 31, 2010
	Weighted Average Amortization Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Hospitality-Americas
Reseller network	15.0 years	$9,200	$(4,421)	$9,200	$(4,268)
Direct sales channel	10.0 years	3,600	(2,595)	3,600	(2,505)
Covenants not to compete	3.1 years	1,670	(1,607)	1,670	(1,603)
Trademarks and tradenames	Indefinite	1,300	—	1,300	—
Customer list and contracts	6.2 years	8,405	(5,366)	8,405	(4,886)

Total Hospitality-Americas		24,175	(13,989)	24,175	(13,262)

Retail & Entertainment-Americas
Core and developed technology	4.5 years	8,217	(6,593)	8,197	(6,367)
Reseller network	10.3 years	9,971	(5,461)	9,917	(5,164)
Covenants not to compete	10.0 years	150	(104)	150	(101)
Trademarks and tradenames	Indefinite	1,385	—	1,365	—
Trademarks and tradenames	6.0 years	700	(613)	700	(583)
Customer list and contracts	9.7 years	4,738	(1,677)	4,738	(1,563)

Total Retail & Entertainment-Americas		25,161	(14,448)	25,067	(13,778)

International
Core and developed technology	4.3 years	8,878	(4,272)	8,585	(3,730)
Reseller network	7.0 years	6,294	(2,442)	6,056	(2,223)
Trademarks and tradenames	Indefinite	1,692	—	1,590	—
Customer list and contracts	10.0 years	1,914	(581)	1,866	(533)

Total International		18,778	(7,295)	18,097	(6,486)

Other intangible assets		2,021	(1,129)	2,021	(1,072)

Total intangible assets		$70,135	$(36,861)	$69,360	$(34,598)

The table below summarizes the approximate amortization expense, assuming no future acquisitions, dispositions or impairments of intangible assets, for the following 12-month periods subsequent to March 31, 2011 (in thousands):

2012	$7,119
2013	5,425
2014	4,525
2015	3,859
2016	2,126
Thereafter	5,843

$28,897

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the Company’s accounts receivable as of March 31, 2011 and December 31, 2010 is as follows (in thousands):

	March 31,	December 31,
	2011	2010
Trade receivables billed	$48,709	$49,474
Trade receivables unbilled	5,732	5,322

	54,441	54,796
Less allowance for doubtful accounts	(3,395)	(3,592)

	$51,046	$51,204

The unbilled trade receivables line represents revenues that were earned as of the end of the period which had not yet been billed. The Company’s expectation is that these unbilled receivables will be billed and collected within one year. The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of customers to make required payments. Estimates are developed by using standard quantitative measures based on customer payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Bad debt expense totaled approximately $0.1 million and less than $0.1 million for the three-month periods ended March 31, 2011 and 2010, respectively.

6. INVENTORY

Inventories consist principally of computer hardware and related components, peripherals and software media and are stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventories as of March 31, 2011 and December 31, 2010 is as follows (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$27,079	$23,360
Work in process	403	161
Finished goods	13,690	12,919

	$41,172	$36,440

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

7. DEBT

On January 2, 2008, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as arranger, and JPMorgan Chase Bank, N.A., SunTrust Bank, Bank of America, BBVA Compass Bank and Wachovia Bank, N.A., as lenders (the “JPM Credit Agreement”). The JPM Credit Agreement and subsequent amendments thereto provide for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. The Company has the right to increase the revolving credit commitment by up to $25 million, subject to the terms and conditions set forth in the JPM Credit Agreement. As of March 31, 2011, aggregate borrowings under this facility totaled $12.5 million, comprised of $12.5 million in term loan facility borrowings and no amounts outstanding under the revolving loan facility. As of March 31, 2011, revolving loan borrowings available to the Company were equal to $80.0 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.00%, based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00%, based on the Company’s consolidated leverage ratio, as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of the Company’s assets; and limitations on related party transactions. In addition, the JPM Credit Agreement requires the Company to comply with various financial covenants, including maintaining leverage and fixed charge coverage ratios, as defined. The leverage ratio covenant limits the Company’s consolidated indebtedness to a multiple of three times its consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as determined on a pro forma basis over the prior four quarters. The fixed charge coverage ratio, as defined by the JPM Credit Agreement, requires the Company to maintain the ratio of its consolidated EBITDA as determined on a pro forma basis less capital expenses to its fixed charges (which includes regularly scheduled principal payments, consolidated interest expense, taxes paid or payable in accordance with GAAP, and restricted payments) to at least 1.35 to 1. The JPM Credit Agreement also contains certain customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due (subject to specified grace periods), breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of March 31, 2011.

In the fourth quarter of 2008, the Company entered into a research and development loan with the Austrian government. This loan is denominated in Euros, bears interest at approximately 2.50% and matures on March 31, 2013. As of March 31, 2011, the Company had borrowed the full amount available under this research and development loan, which totaled approximately $0.8 million.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following is a summary of long-term debt and the related balances as of March 31, 2011 and December 31, 2010 (in thousands):

Description of Debt	March 31, 2011	December 31, 2010
Revolving credit loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined, and at the Alternative Base Rate plus the applicable margin, as defined (3.50% as of March 31, 2011), maturing on January 2, 2013	$—	$—
Term loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined (1.56% as of March 31, 2011), maturing on January 2, 2013	12,500	14,000
Research and development loan from the Austrian government bearing interest at approximately 2.50%, maturing on March 31, 2013	770	724

Total	13,270	14,724
Less: Current portion of long-term debt	6,500	6,000

Long-term debt, non-current	$6,770	$8,724

The table below summarizes the approximate annual maturities of notes payable that were outstanding as of March 31, 2011. The maturities for the twelve-month periods ended March 31 of each year presented are as follows (in thousands):

2012	$6,500
2013	6,770

$13,270

8. OTHER CHARGES AND INCOME

Lease Termination Charge

During the fourth quarter of 2010, the Company determined that it would no longer use a leased facility in Irvine, California. The termination of this lease resulted in a charge of approximately $0.7 million, which was paid in the first quarter of 2011.

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

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission. Management evaluates the financial performance of the segments based on direct operating income, which is profit or loss before the allocation of certain corporate costs.

The following table presents revenues for the Company’s reportable segments as well as a reconciliation of segment direct operating income to the Company’s consolidated income before taxes (in thousands):

	For the three months ended March 31,
	2011	2010
Revenues:
Hospitality-Americas	$52,523	$48,448
Retail & Entertainment-Americas	22,179	20,701
International	11,558	9,753
Corporate	878	645

Total revenues	87,138	79,547

Direct operating income:
Hospitality-Americas	14,581	11,060
Retail & Entertainment-Americas	6,054	5,640
International	1,727	1,008
Corporate	240	25

Total segment direct operating income	22,602	17,733
Indirect corporate operating costs (a)	(8,931)	(8,371)
Indirect depreciation and amortization expense (b)	(3,242)	(3,224)
Stock-based compensation expense (c)	(1,556)	(1,107)
Interest and other income (expense), net	20	(341)

Total income before taxes	$8,893	$4,690

(a)	This category represents unallocated corporate expenses including central marketing, product development and general and administrative costs.
(b)	Depreciation expense and amortization of intangible assets for each reportable segment is included in a separate schedule within this note.
(c)	See Note 2 for additional discussion of stock-based compensation expense.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Segment assets consist primarily of accounts receivable, goodwill and intangible assets. The following table presents assets for the Company’s reportable segments as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Hospitality-Americas	$96,531	$95,341
Retail & Entertainment-Americas	73,236	75,225
International	59,803	57,168
Corporate	158,901	139,969

Total assets	$388,471	$367,703

The following table presents depreciation and amortization expense for the Company’s reportable segments for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Hospitality-Americas	$1,172	$1,051
Retail & Entertainment-Americas	800	727
International	1,113	1,081
Corporate	1,440	1,506

Total depreciation and amortization	$4,525	$4,365

10. INCOME TAX

The Company follows the guidance included in ASC Topic 740, Income Taxes, which prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions, for financial statement purposes. The guidance also requires expanded disclosure with respect to the uncertainty in income taxes. During the three months ended March 31, 2011 and 2010, the reserve for uncertainty in income taxes increased by approximately $0.2 million and less than $0.1 million, respectively, which resulted in an increase to income tax expense.

Consistent with the Company’s continuing practice, interest and/or penalties related to income tax matters are recorded as part of income tax expense. The Company has accrued less than $0.1 million of interest and penalties associated with uncertain tax positions for the three months ended March 31, 2011 and 2010.

The Company’s effective tax rates for the quarters ended March 31, 2011 and 2010 were equal to 32.6% and 44.6%, respectively, inclusive of discrete events. The year-over-year decrease is primarily attributable to the enactment of legislation extending the IRC Section 954(c)(6) Look-Thru Rule and associated tax planning, planning surrounding the recapitalization of a foreign subsidiary to alleviate thin capitalization limitations on interest deductibility and U.S. research and development tax credits.

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

Effective April 1, 2010, the Company amended its agreement with Century. The amendment restructured the financial arrangement between RPS and Century, gave Century the ability to bundle Radiant products with electronic payment processing services, and required RPS to provide custom development of certain tools for Century’s use. Due to the transfer of roles, responsibilities and risks from RPS to Century under the new agreement, the Company concluded that it is appropriate to account for the revenues under this new agreement on a net basis. RPS received consideration for the amended agreement in the amount of approximately $11.2 million, comprised of a $2.2 million one-month promissory note, paid on July 28, 2010, and a $9.0 million 24-month promissory note, due on June 28, 2012, which is guaranteed and earns interest at 4.5% and is included in the caption “Other long-term assets” in the accompanying condensed consolidated balance sheets.

Approximately $2.8 million of the consideration from Century to RPS relates to repayment of the unamortized balance of capitalized contract costs that RPS had previously paid to Century. The $2.8 million balance was being amortized by the Company over the expected life of the customer contracts but was removed from our balance sheet upon repayment by Century under the amended agreement. The Company deferred the remaining $8.4 million of consideration related to the products and services in the amended agreement and expects to recognize these revenues over the next three to four years as they are earned. Approximately $0.8 million of the deferred revenues were recognized during the three months ended March 31, 2011.

As of March 31, 2011, RPS had approximately $5.6 million in deferred revenues associated with this agreement. Of this amount, $3.0 million is included in the condensed consolidated balance sheets under the caption “Customer deposits and unearned revenues” in current liabilities, and $2.6 million is included in the caption “Customer deposits and unearned revenues, non-current” in the accompanying condensed consolidated balance sheets.

12. RELATED PARTY TRANSACTIONS

Director Philip J. Hickey, Jr. is the non-executive chairman of the board of directors of O’Charley’s, Inc. O’Charley’s is a public company with which the Company has conducted business, both directly and through resellers. The Company received gross revenues from sales to O’Charley’s and affiliates of approximately $176,500 and $41,737 for the year ended December 31, 2010 and the quarter ended March 31, 2011, respectively. The Audit Committee has reviewed the business relationship between the Company and O’Charley’s, and has expressly approved the continuance of the business relationship between the Company and O’Charley’s including its affiliated entities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of Radiant’s business and results of operations. This MD&A should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as the condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements included elsewhere in this report. MD&A consists of the following sections:

•	Overview: A summary of our business, financial performance and opportunities

•	Results of Operations: A discussion of operating results

•	Liquidity and Capital Resources: An analysis of cash flows, sources and uses of cash, contractual obligations and financial position

•	Critical Accounting Policies and Procedures: A discussion of critical accounting policies that require the exercise of judgments and estimates

•	New Accounting Standards: A summary of recent accounting pronouncements and the effects on the Company

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

Our growth continues to be driven by the long-term industry shift toward a full systems solution provider, the ability to have vertical solutions and non-payment applications residing at the point-of-sale, and new technology that enables operators to enhance their revenue drivers such as speed and consistency of service, customer loyalty programs, order accuracy and loss prevention and providing customers with greater value and a broader selection of products. In recent years, there have been well publicized breaches of point-of-sale and back-office systems that handle consumer card details, spurring widespread interest in more secure payment terminals and end-to-end encryption technology. We believe we are well positioned to meet the needs of our industry segments and the concerns around security with our suite of product offerings, which consist of hardware and software for point-of-sale and operational applications, as well as our back-office application offerings which include inventory, labor, financial management, fraud management and other centrally hosted enterprise solutions.

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

We began 2011 with a strong first quarter. Compared to the same period last year, revenues increased by approximately 10% and net income more than doubled. We also have a very strong balance sheet due to the cash flow generated from operations and the cash generated from our public offering of stock in the third quarter of 2010. This strength and the expectation for continued growth in 2011 positions us to continue to make significant progress against our strategic growth initiatives as well as to continue leveraging our operational structure.

Our expectation is that 2011 financial results will be strong with revenue growth between 8-10% and operating margins improving by approximately 100 basis points. This growth is based on continuation of improvement in the global economy, visibility into our sales pipeline, increased demand within our channel partners’ businesses, acceptance of our new products developed in Europe and the continued adoption and launching of new products within our subscription services business.

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010 and December 31, 2010

Systems – Systems revenues are derived from sales and licensing fees for our point-of-sale hardware and software, site management software solutions and peripherals. System sales during the first quarter of 2011 were approximately $39.8 million. This is an increase of $5.5 million, or 16%, over the same period in 2010, and a decrease of $3.7 million, or 8%, from the fourth quarter of 2010. We typically experience a decline in systems revenue from the fourth quarter to the first quarter in any given year due to the cyclical nature of capital expenditures throughout the retail market and as our customers and potential customers complete their capital budgets for the upcoming year. The increase experienced in the first quarter of 2010 can primarily be attributed to the continued improvements being seen in the global economy, which in turn has increased new site openings and capital spending from new and existing customers across almost all areas of our business, the introduction and acceptance of new products into our markets, and the market share increases we are experiencing.

Maintenance and transaction services – Revenues from maintenance and transaction services include hardware maintenance, software support and maintenance, and electronic payment processing services. The majority of these revenues are derived from support and maintenance, which is structured on a renewable basis and is directly attributable to the base of installed sites. A majority of all maintenance and support contracts are renewed annually. Revenues from maintenance and transaction services during the first quarter of 2011 were approximately $27.4 million. This is an increase of $0.6 million, or 2%, over the same period in 2010, and an increase of $0.4 million, or 1%, over the fourth quarter of 2010. The increases are primarily due to the additional revenues generated in both hardware and software support and maintenance resulting from increased systems sales which added to our site base for recurring revenue. In April 2010, we amended a significant contract (see Note 11 to the condensed consolidated financial statements) which in turn changed the way we account for our electronic payment processing services revenues. This change resulted in the revenues being accounted for net versus gross. The increase in maintenance and transaction services revenues year over year excluding this accounting change would have been 9%.

Subscription services – The Company’s subscription service revenues include hosted solutions and software and POS subscription services. Revenues from subscription services during the first quarter of 2011 were approximately $11.7 million. This is an increase of $2.5 million, or 28%, over the same period in 2010, and an increase of $0.1 million, or 1%, over the fourth quarter of 2010. The increases are primarily due to an increase in our install base from systems sales, increased demand for our hosted solutions products, as well as the release of new subscription-based products throughout 2010. Some of our hosted solutions product revenues are generated on a transaction basis. Therefore, transactional seasonality can influence the change from quarter to quarter.

Professional services – The Company also derives revenues from professional services such as consulting, training, custom software development and systems installations. Revenues from professional services during the first quarter of 2011 were approximately $8.2 million. This is a decrease of $1.1 million, or 12%, as compared to the same period in 2010, and a decrease of $0.3 million, or 3%, from the fourth quarter of 2010. The decreases are primarily due to declines in our installation services revenues.

Systems gross profit – Cost of systems consists primarily of hardware and peripherals for site-based systems and amortization of capitalized labor costs for internally developed software. All costs, other than capitalized software development costs, are expensed as products are shipped, while capitalized software development costs are amortized at the greater of the amount computed using the ratio of current gross revenues for the product to total current anticipated future gross revenues for that product or on a on a straight-line basis over the remaining estimated useful life of the software. Systems gross profit increased by $4.6 million, or 32%, in the first quarter of 2011 as compared to the same period in 2010, and decreased by $0.5 million, or 3%, as compared to the fourth quarter of 2010. The gross profit percentage increased by six percentage points to 48% in the first quarter of 2011 as compared to the same period in 2010, and increased from the fourth quarter of 2010 by three percentage points. The increases in the gross profit percentage are primarily due to fluctuations in product mix as software, which has higher margins than hardware, accounted for a larger portion of systems sales in the first quarter of 2011 compared to the other periods from 2010.

Maintenance and transaction services gross profit – Cost of maintenance and transaction services consists primarily of personnel and other costs to provide support and maintenance services and electronic payment processing services. In the first quarter of 2011, the gross profit on maintenance and transaction services revenues increased by approximately $0.8 million, or 7%, as compared to the same period in 2010, and increased by $0.2 million, or 2%, as compared to the fourth quarter of 2010. The gross profit percentage increased by two percentage points to 47% in the first quarter of 2011 as compared to the same period in 2010 but was unchanged from the fourth quarter of 2010. The slight increase in the gross profit percentage over the same period in 2010 was primarily due to the business model change of our electronic payment processing business, which changed the associated revenues and costs from gross to net.

Subscription services gross profit – Cost of subscription services consists primarily of third party subscription fees and capitalized software development costs which are amortized at the greater of the amount computed using the ratio of current gross revenues for the product to total current anticipated future gross revenues for that product or on a on a straight-line basis over the remaining estimated useful life of the software. The gross profit on subscription services revenues increased by approximately $1.7 million, or 27%, as compared to the same period in 2010, and decreased by $0.1 million, or 2%, as compared to the fourth quarter of 2010. The gross profit percentage remained even at 67% in the first quarter of 2011 as compared to the same period in 2010, and decreased from the fourth quarter of 2010 by two percentage points, primarily due to fluctuations in sales mix.

Professional services gross profit – Cost of professional services consists primarily of personnel costs for consulting, training, custom software development and installation services. The gross profit on professional services revenues for the first quarter of 2011 decreased by approximately $1.0 million, or 39%, as compared to the same period in 2010, and decreased by $0.3 million, or 15%, as compared to the fourth quarter of 2010. The gross profit percentage decreased by eight percentage points to 18% in the first quarter of 2011 as compared to the same period in 2010, and decreased by two percentage points as compared to the fourth quarter of 2010. The decreases in the gross profit percentage are primarily the result of the decrease in revenues, as previously discussed, coupled with a relatively fixed cost structure.

Segment revenues – In the first quarter of 2011, total revenues in the Hospitality-Americas business segment were approximately $52.5 million. This is an increase of $4.1 million, or 8%, as compared to the same period in 2010 and unchanged as compared to the fourth quarter of 2010. The increase compared to the first quarter of 2010 is primarily the result of increased systems sales along with the continued growth and demand for our subscription services.

In the first quarter of 2011, total revenues in the Retail & Entertainment-Americas business segment were approximately $22.2 million. This is an increase of $1.5 million, or 7%, as compared to the same period in 2010 and a decrease of $2.2 million, or 9%, as compared to the fourth quarter of 2010. The increase over the first quarter of 2010 can primarily be attributed to the continued improvements being seen in the global economy, which in turn has increased new site openings and capital spending from new and existing customers across almost all areas of our business. The decrease can be attributed to the cyclical nature of capital expenditures throughout the retail market.

In the first quarter of 2011, total revenues in the International business segment were approximately $11.6 million. This is an increase of $1.8 million, or 19%, as compared to the same period in 2010 and a decrease of $0.4 million, or 3%, as compared to the fourth quarter of 2010. The increase over the first quarter of 2010 can primarily be attributed to the improvements being seen in the global economy, particularly in our European channel market, and due to the adoption of our new hardware product offerings. The slight decrease from the fourth quarter of 2010 is attributable to the cyclical nature of capital expenditures throughout the retail market.

Segment direct operating income – The Company evaluates the financial performance of the segments based on direct operating income, which is profit or loss before the allocation of certain corporate costs.

In the first quarter of 2011, direct operating income in the Hospitality-Americas business segment was approximately $14.6 million. This is an increase of $3.5 million, or 32%, as compared to the same period in 2010 and an increase of $1.0 million, or 8%, as compared to the fourth quarter of 2010. The increase in operating income from the same period in 2010 is primarily due to the increase in new site openings resulting from new contracts signed in our direct business. The increase in operating income compared to the fourth quarter of 2010 is primarily due to increased software sales which resulted in higher profits.

In the first quarter of 2011, direct operating income in the Retail & Entertainment-Americas business segment was approximately $6.1 million. This is an increase of $0.5 million, or 9%, as compared to the same period in 2010 and a decrease of $0.1 million, or 2%, as compared to the fourth quarter of 2010. The increase compared to the same period of 2010 is primarily due to an increase in new site openings. The decrease from the fourth quarter of 2010 is due to the decrease in revenues as expected due to normal seasonality in the retail market.

In the first quarter of 2011, direct operating income in the International business segment was approximately $1.7 million. This is an increase of $0.7 million, or 71%, as compared to the same period in 2010 and an increase of $0.3 million, or 21%, as compared to the fourth quarter of 2010. The increase in operating income from the same period in 2010 is primarily due to the increase in new site openings from new and existing customers across all areas of our international business. The increase over the fourth quarter of 2010 is primarily the result of better management of our operating cost structure.

Total operating expenses – The Company’s total operating expenses increased by approximately $2.4 million, or 8%, during the first quarter of 2011 as compared to the same period in 2010 and decreased by approximately $1.4 million, or 4%, as compared to the fourth quarter of 2010. Total operating expenses as a percentage of total revenues were 37% in the first quarter of 2011 compared to 38% in the first quarter of 2010 and the fourth quarter of 2010. The components of operating expenses are discussed below:

•

Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues which are included in costs of customer support, maintenance and other services. Product development expenses increased during the first quarter of 2011 by approximately $1.2 million, or 21%, as compared to the same period in 2010 and decreased by $0.3 million, or 4%, as compared to the fourth quarter of 2010. The increase from the first quarter of 2010 is primarily due to headcount growth and normal fluctuations among maintenance, custom development, capitalized software projects and product development. Product development expenses as a percentage of total revenues were 8% for the first quarter of 2011 as compared to 7% for the same period in 2010 and 8% in the fourth quarter of 2010.

•

Sales and marketing expenses – Sales and marketing expenses increased during the first quarter of 2011 by approximately $1.0 million, or 9%, as compared to the same period in 2010 and decreased by $0.7 million, or 5%, as compared to the fourth quarter of 2010. The increase compared to the same period in 2010 is primarily due to incremental sales commissions expense directly related to the increase in revenues and the expansion of our sales force in our subscription services line of business. The decrease from the fourth quarter of 2010 is primarily due to lower commission expense commensurate with the decline in our seasonal revenues and a decrease in bad debt expense. Sales and marketing expenses as a percentage of total revenues were 14% in the first quarter of 2011 as compared to 15% for the same period in 2010 and the fourth quarter of 2010.

•

Depreciation of fixed assets and amortization of intangible assets – Depreciation and amortization expenses remained flat during the first quarter of 2011 as compared to the same period of 2010 and decreased by $0.2 million, or 4%, as compared to the fourth quarter of 2010. Depreciation and amortization expense as a percentage of total revenues was 4% in the first quarter of 2011 as compared to 5% for the same period in 2010 and 4% for the fourth quarter of 2010.

•

General and administrative expenses – General and administrative expenses increased during the first quarter of 2011 by approximately $0.2 million, or 2%, as compared to the same period in 2010 and increased by $0.4 million, or 5%, as compared to the fourth quarter of 2010. The increases are primarily due to additional headcount to support business growth and slightly higher expense related to stock-based compensation. General and administrative expenses as a percentage of total revenues were 11% in the first quarter of 2011 as compared to 12% for the same period in 2010 and 10% for the fourth quarter of 2010.

Interest income and expense – The Company’s interest expense includes interest expense incurred on its long-term debt, revolving line of credit and capital lease obligations. In the first quarter of 2011, interest expense decreased by approximately $0.3 million, or 67%, as compared to the same period in 2010 and remained flat as compared to the fourth quarter of 2010. The decrease is due to the continued paydown of the Company’s outstanding indebtedness and a reduction in interest rates. See Note 7 to the condensed consolidated financial statements for additional discussion of the Company’s credit facility. The Company’s interest income is primarily earned from notes receivable. In the first quarter of 2011, interest income increased by approximately $0.1 million as compared to the same period in 2010. This increase is primarily the result of interest earned on the Company’s $9.0 million promissory note received in the second quarter of 2010 from Century Payments, Inc., related to our RPS business. See Note 11 to the condensed consolidated financial statements for additional discussion of this note receivable.

Income tax provision – The Company’s effective tax rates for the quarters ended March 31, 2011 and 2010 were equal to 32.6% and 44.6%, respectively, inclusive of discrete events. The year-over-year decrease is primarily attributable to the enactment of legislation extending the IRC Section 954(c)(6) look-thru rule and associated tax planning, planning surrounding the recapitalization of a foreign subsidiary to alleviate thin capitalization limitations on interest deductibility and U.S. research and development tax credits.

The IRC Section 954(c)(6), Look-Thru Rule for Related Controlled Foreign Corporations, provision lapsed on December 31, 2009; therefore, certain CFC income was included in the annual effective tax rate at March 31, 2010. Subsequently, a proposal to retroactively reinstate the look-thru rule for 2010 and through 2011 was signed into law on December 17, 2010 as part of the Tax Relief Unemployment Insurance Reauthorization, and Job Creation Act of 2010, but prior to enactment tax planning resulted in the reduction of the majority of the 954(c)(6) income inclusion as a discrete event during the third quarter of 2010.

For the year ended December 31, 2009, a non-cash charge to earnings for impairment of goodwill and certain intangible assets was recorded. This resulted in a limitation of interest deductibility in a foreign subsidiary due to an excess debt to asset ratio. The effective tax rate for the quarter ended March 31, 2010 included the disallowed interest. Effective planning subsequently decreased the debt to asset ratio to allow interest deductibility.

A multi-year U.S. research and development credit project was completed during the quarter ended September 30, 2010. The effective tax rate for the quarter ended March 31, 2010 did not reflect any reduction for research and development credits, whereas the effective tax rate for the quarter ended March 31, 2011 does include the U.S. research and development credit.

Liquidity and Capital Resources

On January 2, 2008, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as arranger, and JPMorgan Chase Bank, N.A., SunTrust Bank, Bank of America, BBVA Compass Bank and Wachovia Bank, N.A., as lenders (the “JPM Credit Agreement”). The JPM Credit Agreement and subsequent amendments thereto provide for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. The Company has the right to increase the revolving credit commitment by up to $25 million, subject to the terms and conditions set forth in the JPM Credit Agreement. As of March 31, 2011, aggregate borrowings under this facility totaled $12.5 million, comprised of $12.5 million in term loan facility borrowings and no amounts outstanding under the revolving loan facility. As of March 31, 2011, revolving loan borrowings available to the Company were equal to $80.0 million.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.00%, based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00%, based on the Company’s consolidated leverage ratio, as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of the Company’s assets; and limitations on related party transactions. In addition, the JPM Credit Agreement requires the Company to comply with various financial covenants, including maintaining leverage and fixed charge coverage ratios, as defined. The leverage ratio covenant limits the Company’s consolidated indebtedness to a multiple of three times its consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as determined on a pro forma basis over the prior four quarters. The fixed charge coverage ratio, as defined by the JPM Credit Agreement, requires the Company to maintain the ratio of its consolidated EBITDA as determined on a pro forma basis less capital expenses to its fixed charges (which includes regularly scheduled principal payments, consolidated interest expense, taxes paid or payable in accordance with GAAP, and restricted payments) to at least 1.35 to 1. The JPM Credit Agreement also contains certain customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due (subject to specified grace periods), breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of March 31, 2011.

The Company’s working capital increased by approximately $12.2 million, or 13%, to $108.7 million at March 31, 2011 as compared to $96.4 million at December 31, 2010. The changes in working capital during the quarter resulted from an increase in the Company’s current assets, equal to approximately $20.0 million, offset by an increase in current liabilities of approximately $7.8 million, as more fully explained below. The Company has historically funded its business through cash generated by operations.

The Company’s cash balances are held in numerous locations throughout the world including substantial amounts held outside the United States. As of March 31, 2011 and 2010, approximately $14.9 million and $10.6 million, respectively, were held outside the United States. We utilize a variety of operational strategies to ensure that our worldwide cash is available in the locations in which it is needed.

Cash provided by operating activities during the three months ended March 31, 2011 was approximately $13.4 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges, including depreciation, amortization, stock-based compensation expense and other charges. Changes in assets and liabilities increased operating cash flows during the first three months of 2011, principally due to an increase in inventory (which has a negative impact on cash flow) as a result of normal quarterly fluctuations and anticipation of certain hardware shipments in future quarters, this was offset by an increase in customer deposits and unearned revenue which was the result of collecting calendar year support and maintenance billings, which have been deferred and are being recognized as revenue over the course of 2011. The increase in accounts payable was the result of normal quarterly fluctuations, the buildup of inventory and the timing of payments completed during the quarter. Lastly, there was a decrease in accrued expenses which was the result of year-end bonuses being paid during the first quarter of 2011. If near-term demand for the Company’s products weakens, or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

Cash used in operating activities during the three months ended March 31, 2010 was approximately $0.6 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges, including depreciation, amortization and stock-based compensation expense. Changes in assets and liabilities decreased operating cash flows during the first three months of 2010, principally due to an increase in accounts receivable attributable to increased sales, the majority of which was sold in the latter part of the quarter, and the timing of certain cash collections. This was partially offset by an increase in customer deposits and unearned revenue which was a result of collecting calendar year support and maintenance billings, which were deferred and were recognized as revenue over the course of 2010. The fluctuations in accounts payable and accrued expenses were the result of normal quarterly fluctuations and the timing of payments completed during the quarter.

Cash used in investing activities during the three months ended March 31, 2011 was approximately $3.0 million. Approximately $1.8 million was used to invest in property and equipment during the first three months of 2011. The Company also continued to increase its investment in future products by investing $1.2 million in internally developed capitalizable software during the first quarter of 2011.

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

Cash provided by financing activities during the three months ended March 31, 2011 was approximately $3.1 million. The Company completed scheduled principal payments against the term loan under the JPM Credit Agreement and scheduled payments against the Company’s capital lease obligations during the quarter. The Company also received cash proceeds from the exercise of stock options by employees of approximately $4.3 million and recognized excess tax benefits from stock-based compensation expense resulting from exercised options equal to approximately $0.4 million during the first quarter of 2011.

Cash provided by financing activities during the three months ended March 31, 2010 was approximately $2.1 million. Financing activities included proceeds from and repayments against the Company’s revolving loan facility under the JPM Credit Agreement during the first quarter of 2010. In addition, the Company completed scheduled principal payments against the term loan under the JPM Credit Agreement and scheduled payments against the Company’s capital lease obligations. The Company also received cash proceeds from the exercise of stock options by employees of approximately $2.0 and recognized excess tax benefits from stock-based compensation expense resulting from exercised options of approximately $0.6 during the first quarter of 2010.

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

Contractual Obligations

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2017. Additionally, the Company leases various pieces of equipment under capital lease agreements that expire on various dates through July 2013. Contractual obligations as of March 31, 2011 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital leases	$447	$349	$98	$—	$—
Operating leases (1)	19,764	5,150	7,428	5,156	2,030
Other obligations:
Revolving credit facility (JPM Credit Agreement) (2)	—	—	—	—	—
Term loan facility (JPM Credit Agreement)	12,500	6,500	6,000	—	—
Austrian research & development loan	770	—	770	—	—
Estimated interest payments on credit facility and term notes (3)	578	436	142	—	—
Purchase commitments (4)	19,874	18,345	1,529	—	—

Total contractual obligations	$53,933	$30,780	$15,967	$5,156	$2,030

(1)	This schedule includes the future minimum lease payments related to facilities that are being subleased. The total minimum rentals to be received in the future under subleases as of March 31, 2011 are approximately $1.5 million in less than one year and $1.3 million in one to three years.
(2)	As of March 31, 2011, the Company had $80.0 million available in revolving credit facility borrowings under the JPM Credit Agreement and no amounts outstanding under this credit facility. See Note 7 to the condensed consolidated financial statements for further discussion of our credit facility.
(3)	For purposes of this disclosure, we used the interest rates in effect as of March 31, 2011 to estimate future interest expense. See Note 7 to the condensed consolidated financial statements for further discussion of our debt components and their interest rate terms.
(4)	The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The related supplies are to be delivered at various dates through June 2012.

At March 31, 2011, the Company had a $3.3 million reserve for unrecognized tax benefits which is not reflected in the table above. Substantially all of this tax reserve is included in other long-term liabilities and deferred income taxes on the accompanying condensed consolidated balance sheets.

Critical Accounting Policies and Procedures

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to bad debts, inventories, intangible assets, income taxes, and commitments and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

New Accounting Standards

Recently Adopted Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations—a consensus of the FASB Emerging Issues Task Force (“ASU 2010-29”). This ASU clarifies existing disclosure requirements for public entities with business combinations that occur in the current reporting period. The ASU stipulates that if an entity is presenting comparative financial statements, revenue and earnings of the combined entity should be disclosed as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The ASU also expands the supplemental pro forma disclosures required by ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted the guidance under this ASU beginning January 1, 2011. This guidance may impact our comparative financial statements and required pro forma disclosures in years when material business combinations occur, individually or in the aggregate, with acquisition dates on or after January 1, 2011.

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple element revenue arrangements to:

(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

This guidance was adopted by the Company on January 1, 2011.

This guidance does not generally change the units of accounting for the Company’s revenue transactions. Most products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment. Maintenance and subscription services revenues are deferred and recognized ratably over the period during which the services are to be performed. Professional services revenues are recognized upon delivery or completion of performance. Professional services arrangements are typically short term in nature and are largely completed within 90 days from the start of service. The Company’s arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

For transactions entered into prior to the first quarter of fiscal 2011, the Company recognizes revenue using the guidance from FASB ASC Subtopic, Software – Revenue Recognition (“ASC 985-605”), FASB ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts (“ASC 605-35”), FASB ASC Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements (“ASC 605-25”), and FASB ASC Subtopic 605-10, Revenue Recognition – Overall (“ASC 605-10”). For the Company’s arrangements involving multiple deliverables, such as sales of products with services, all fees from the arrangement were allocated to each respective element based on its relative fair value, using VSOE. When the Company was not able to determine VSOE for all of the deliverables of the arrangement, but was able to obtain VSOE for any undelivered elements, revenues were allocated using the residual method. Under the residual method, the amount of revenues allocated to delivered elements equaled the total arrangement consideration less the aggregate selling price of any undelivered elements, and no revenues were recognized until all elements without VSOE had been delivered. If VSOE of any undelivered items did not exist, revenues from the entire arrangement were initially deferred and recognized at the earlier of: (i) delivery of those elements for which VSOE did not exist or (ii) when VSOE can be established.

In some arrangements, professional services are sold separately. Also, maintenance and subscription services are sold separately through annual or quarterly renewals. As a result, for substantially all of the arrangements with multiple deliverables pertaining to maintenance, subscription, and professional services, the Company has used and intends to continue using VSOE to allocate the selling price to each deliverable. Consistent with its methodology under previous accounting guidance, the Company determines VSOE based on its normal pricing and discounting practices for the specific maintenance and professional service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range.

The Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, specifically related to systems revenues. This is due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on TPE, which is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers, and its offerings are significantly differentiated such that comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE.

When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. ESP is generally used for systems revenues. The Company determines ESP for its products and services by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.

The Company regularly reviews VSOE, TPE, and ESP and maintains internal controls over the establishment and updates of these estimates. There were no material changes in these estimates during the periods covered by this report, nor does the Company currently expect a material impact in the near term from changes in VSOE, TPE, or ESP.

The new accounting standards for revenue recognition did not have a material impact on revenues for the first quarter of 2011. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements.

The Company’s arrangements with multiple deliverables may have a stand-alone software deliverable that is subject to the existing software revenue recognition guidance. The revenues for these multiple element arrangements are allocated to the software deliverable and the nonsoftware deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue accounting guidance. In the limited circumstances where the Company cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, ESP is used for the purposes of performing this allocation.

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Radiant Systems, Inc. and its subsidiaries (“Radiant,” “Company,” “we,” “us,” or “our”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by Radiant management, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Radiant’s future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”), including the section titled “Risk Factors” therein, and in the Company’s other periodic filings with the SEC. These and many other factors could affect Radiant’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Radiant or on its behalf. Radiant undertakes no obligation to revise or update any forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents and long-term debt instruments. During the first quarter of 2011, the weighted-average interest rate on the Company’s long-term debt was approximately 3.52%. A 10% increase in this rate would have increased interest expense by less than $0.1 million for the three-month period ended March 31, 2011.

Foreign Currency Exchange Rate

The Company’s international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. See Item 1A, “Risk Factors – Fluctuations in currency exchange rates may adversely impact our cash flows and earnings,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company’s exposures to foreign currency risk are primarily related to fluctuations in the value of the Australian dollar and the Euro relative to the U.S. dollar for our operations located in Australia and Europe, respectively. Revenues from foreign operations were $13.8 million or 16%, and $12.2 million or 15%, of total revenues for the three months ended March 31, 2011 and 2010, respectively. Accordingly, an immediate 10% change in foreign currency exchange rates versus the U.S. dollar from their levels at March 31, 2011 and 2010 would not have a material effect on the Company’s consolidated financial position or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify its financial reports and to other members of senior management and the Company’s Board of Directors.

Based on their evaluation as of March 31, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (“2/97 S-1”), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (“6/97 S-1”), (iii) the Registrant’s Form 8-K filed December 17, 2007 (the “December 17, 2007 8-K”), (iv) the Registrant’s Form 8-K filed January 8, 2008 (the “January 8, 2008 8-K”), (v) the Registrant’s Form 8-K filed July 9, 2008 (the “July 9, 2008 8-K”), (vi) a Registration Statement on Form S-3 for the Registrant, Registration No. 333-162309 (“10/09 S-3”) and (vii) the Registrant’s Form 8-K filed March 29, 2011 (the “March 29, 2011 8-K”).

Exhibit Number	Description of Exhibit

*2.1	Share Purchase Agreement, dated December 11, 2007, by and among Radiant Systems, Inc., Quest Retail Technology Pty Ltd, and David Brown (December 17, 2007 8-K).

*2.1.1	First Amendment to Share Purchase Agreement, dated as of January 4, 2008, by and among Radiant Systems, Inc., RADS Australia Holdings Pty Ltd, Quest Retail Technology Pty Ltd, and David Brown (January 8, 2008 8-K).

*2.2	Stock Purchase Agreement dated as of July 3, 2008, by and among Radiant Systems GmbH, Orderman GmbH, Alois Eisl, Franz Blatnik, Gottfried Kaiser, and Ing. Willi Katamay (July 9, 2008 8-K).

*3.1	Amended and Restated Articles of Incorporation (6/97 S-1).

*3.2	Amended and Restated Bylaws (2/97 S-1).

*3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Radiant Systems, Inc. (10/09 S-3).

10.1	2011 Short-Term Incentive Plan of John H. Heyman (This agreement has been redacted pursuant to a confidential treatment requested filed with the SEC on the date hereof).

10.2	2011 Short-Term Incentive Plan of Alon Goren (This agreement has been redacted pursuant to a confidential treatment requested filed with the SEC on the date hereof).

10.3	2011 Short-Term Incentive Plan of Mark E. Haidet (This agreement has been redacted pursuant to a confidential treatment requested filed with the SEC on the date hereof).

10.4	2011 Short-Term Incentive Plan of Andrew S. Heyman (This agreement has been redacted pursuant to a confidential treatment requested filed with the SEC on the date hereof).

10.5	2011 Short-Term Incentive Plan of Carlyle Taylor (This agreement has been redacted pursuant to a confidential treatment requested filed with the SEC on the date hereof).

10.6	2011 Short-Term Incentive Plan Policy.

10.7	2011 Long-Term Incentive Plan Equity Awards Summary of Terms (This exhibit has been redacted pursuant to a confidential treatment requested filed with the SEC on the date hereof).

10.8	Form of Grant Agreement – Restricted Stock Award.

10.9	Form of Grant Agreement – Performance-Based Restricted Stock Award.

*10.10	Named Executive Officer Compensation Arrangements (March 29, 2011 8-K).

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC

Dated: May 9, 2011	By:	/S/ MARK E. HAIDET
Mark E. Haidet,
Chief Financial Officer
(Duly authorized officer and principal financial officer)