Form 10-Q
period 2011-06-30
RADIANT SYSTEMS INC
filed 2011-08-05
CIK 845818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, there were 40,733,375 shares of the registrant’s no par value common stock outstanding.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$102,609	$75,026
Accounts receivable, net	56,542	51,204
Inventories	41,119	36,440
Deferred tax assets	7,665	7,317
Other current assets	13,101	2,325

Total current assets	221,036	172,312
Property and equipment, net	24,582	24,297
Software development costs, net	15,111	13,290
Deferred tax assets, non-current	1,375	1,676
Goodwill	114,209	111,732
Intangible assets, net	31,453	34,762
Other long-term assets	1,891	9,634

Total assets	$409,657	$367,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$11,000	$6,000
Accounts payable	19,061	16,929
Accrued liabilities	30,384	30,733
Customer deposits and unearned revenues	28,856	21,820
Current portion of capital lease payments	278	424

Total current liabilities	89,579	75,906
Capital lease payments, non-current	40	171
Long-term debt, non-current	786	8,724
Customer deposits and unearned revenues, non-current	5,274	6,049
Deferred tax liabilities, non-current	7,139	4,540
Other long-term liabilities	5,731	5,975

Total liabilities	108,549	101,365

Commitments and contingencies (see “Contractual Obligations” in MD&A)

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, no par value; 100,000,000 shares authorized; 40,637,869 and 39,461,227 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	268,568	253,278
Retained earnings	27,098	12,742
Accumulated other comprehensive income	5,442	318

Total shareholders’ equity	301,108	266,338

Total liabilities and shareholders’ equity	$409,657	$367,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Revenues:
Systems	$50,431	$42,057	$90,278	$76,385
Maintenance and transaction services	28,304	25,455	55,753	52,262
Subscription services	12,772	10,381	24,439	19,514
Professional services	8,740	9,134	16,915	18,414

Total revenues	100,247	87,027	187,385	166,575
Cost of revenues:
Systems	26,973	22,585	47,661	42,366
Maintenance and transaction services	14,536	13,670	28,970	28,310
Subscription services	3,965	3,243	7,781	6,216
Professional services	6,914	6,647	13,592	13,473

Total cost of revenues	52,388	46,145	98,004	90,365

Gross profit	47,859	40,882	89,381	76,210

Operating expenses:
Sales and marketing	13,303	11,925	25,928	23,557
General and administrative	11,300	9,922	20,677	19,144
Product development	7,042	6,155	13,982	11,897
Amortization of intangible assets	2,322	2,142	4,586	4,352
Depreciation of fixed assets	1,493	1,460	2,936	2,950
Impairment of goodwill (see Note 4)	—	(313)	—	(313)
Other charges and income, net (see Note 7)	402	—	402	—

Total operating expenses	35,862	31,291	68,511	61,587

Income from operations	11,997	9,591	20,870	14,623
Interest income	(106)	(5)	(212)	(12)
Interest expense	110	365	238	757
Other income, net	(69)	(77)	(111)	(120)

Income before taxes	12,062	9,308	20,955	13,998
Income tax provision	3,702	3,546	6,599	5,639

Net income	$8,360	$5,762	$14,356	$8,359

Net income per share:
Basic income per share	$0.21	$0.17	$0.36	$0.25
Diluted income per share	$0.20	$0.16	$0.35	$0.24
Weighted average shares outstanding:
Basic	40,420	34,126	40,045	33,749
Diluted	41,623	35,764	41,300	35,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in thousands)

(unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock
	Shares	Amount
BALANCE, December 31, 2010	39,461	$—	$253,278	$12,742	$318	$266,338

Components of comprehensive income:
Net income	—	—	—	14,356	—	14,356
Foreign currency translation adjustment	—	—	—	—	5,124	5,124

Total comprehensive income	—	—	—	14,356	5,124	19,480
Exercise of employee stock options	956	—	10,290	—	—	10,290
Stock issued under Employee Stock Purchase Plan	7	—	128	—	—	128
Net tax benefits related to stock-based compensation	—	—	1,408	—	—	1,408
Restricted stock awards	214	—	1,707	—	—	1,707
Stock-based compensation	—	—	1,757	—	—	1,757

BALANCE, June 30, 2011	40,638	$—	$268,568	$27,098	$5,442	$301,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,356	$8,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,213	8,715
Provision for deferred income taxes	2,496	(1,519)
Impairment of goodwill	—	(313)
Stock-based compensation expense (see Note 2)	3,460	2,656
Other charges and income, net (see Note 7)	(293)	—
Changes in assets and liabilities:
Accounts receivable	(4,913)	(17,262)
Inventories	(4,290)	(3,147)
Other assets	(3,029)	(481)
Accounts payable	2,759	5,323
Accrued liabilities	(1,371)	3,992
Customer deposits and unearned revenue	6,222	2,600
Other liabilities	(261)	3,044

Net cash provided by operating activities	24,349	11,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,699)	(3,034)
Capitalized software development costs	(2,626)	(2,006)
Proceeds from notes receivable	38	—
Purchase price adjustment for acquisition	(40)	—

Net cash used in investing activities	(6,327)	(5,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	10,290	6,078
Proceeds from shares issued under Employee Stock Purchase Plan	128	107
Net tax benefits related to stock-based compensation	1,408	1,731
Principal payments on capital lease obligations	(277)	(442)
Principal payments on term loan under the JPM Credit Agreement	(3,000)	(3,000)
Proceeds from revolving loan under the JPM Credit Agreement	—	13,350
Repayments of revolving loan under the JPM Credit Agreement	—	(21,950)

Net cash provided by (used in) financing activities	8,549	(4,126)

Effect of exchange rate changes on cash and cash equivalents	1,012	(1,090)
Increase in cash and cash equivalents	27,583	1,711
Cash and cash equivalents at beginning of period	75,026	15,521

Cash and cash equivalents at end of period	$102,609	$17,232

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$67	$628
Cash paid for income taxes, net of refunds	$3,669	$4,649

SCHEDULE OF NON-CASH TRANSACTIONS:
Accrued property and equipment	$296	$151
Amendment to agreement with Century Payments, Inc. (see Note 10)	$—	$11,230

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

Repurchased or Reacquired Company Stock

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding	40,420	34,126	40,045	33,749
Dilutive effect of outstanding stock options	1,203	1,638	1,255	1,546

Weighted average common shares outstanding assuming dilution	41,623	35,764	41,300	35,295

For the three months ended June 30, 2011 and 2010, options to purchase approximately 0.1 million and 0.9 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were anti-dilutive for the periods then ended. For the six months ended June 30, 2011 and 2010, options to purchase approximately 0.1 million and 1.6 million shares of common stock, respectively, were excluded from the above reconciliation, as the options were anti-dilutive for the periods then ended.

Comprehensive Income

The Company follows the guidance of FASB ASC Topic 220, Comprehensive Income (“ASC 220”). This guidance establishes the rules for the reporting of comprehensive income and its components. The Company’s comprehensive income (loss) includes net income and foreign currency translation adjustments. Total comprehensive income (loss) for the three months ended June 30, 2011 and 2010 was approximately $10.4 million and $(0.2) million, respectively. Total comprehensive income for the six months ended June 30, 2011 and 2010 was approximately $19.5 million and $1.1 million, respectively.

Financing Costs Related to Long-Term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt. The Company incurred financing costs in 2008 related to the credit agreement with JPMorgan Chase Bank, N.A. equal to approximately $1.2 million. The costs were deferred and are being amortized over five years. Amortization of these financing costs was less than approximately $0.1 million for the three months ended June 30, 2011 and 2010, respectively. Amortization of these financing costs was approximately $0.1 million for the six months ended June 30, 2011 and 2010, respectively.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Accounts Receivable and Allowance for Doubtful Accounts

A summary of the Company’s accounts receivable as of June 30, 2011 and December 31, 2010 is as follows (in thousands):

	June 30, 2011	December 31, 2010
Trade receivables billed	$53,406	$49,474
Trade receivables unbilled	6,189	5,322

	59,595	54,796
Less allowance for doubtful accounts	(3,053)	(3,592)

	$56,542	$51,204

Unbilled trade receivables represent revenues earned as of the end of the period which had not yet been billed. The Company expects these unbilled receivables will be billed and collected within one year. The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of customers to make required payments. Estimates are developed by using standard quantitative measures based on customer payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Bad debt expense totaled less than $0.1 million and approximately $0.1 million for the three months ended June 30, 2011 and 2010, respectively, and totaled approximately $0.1 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively.

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

•

Long-term debt — Term loan – To estimate the fair value of our term loan, which is not quoted on an exchange, the Company uses interest rates that were currently available to it for issuance of debt with similar terms and remaining maturities. At June 30, 2011, the fair value of the $11.0 million principal amount of the term loan under the JPM Credit Agreement was approximately $10.9 million.

•

Long-term debt — Revolving credit loan – To estimate the fair value of our revolving credit loan under the JPM Credit Agreement, which is not quoted on an exchange, the Company uses interest rates currently available to it in conjunction with management’s estimate of the amounts and timing of the repayment of principal and related interest. At June 30, 2011, the Company had no revolving credit loan borrowings. See Note 6 for additional discussion of the Company’s credit facility.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Financing Receivables

Financing receivables are contractual rights to receive money on demand or on fixed or determinable dates. Trade receivables with normal credit terms are not considered financing receivables. As of June 30, 2011, our financing receivables consisted of a $9.0 million note receivable originating from an amended agreement restructuring the financial arrangement between RPS and Century (see Note 10 for definitions and additional information regarding this agreement and the related note receivable). This note matures on June 28, 2012. We evaluate the collectibility of financing receivables on a periodic basis or whenever events or changes in circumstances indicate we may be exposed to credit losses. As of June 30, 2011, no allowance was recorded for this receivable. This note is included in “Other current assets” in the accompanying condensed consolidated balance sheets.

New Accounting Standards

Recently Issued Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) which amends current comprehensive income guidance. This guidance eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. Instead, the Company must report all nonowner changes in stockholders’ equity in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is to be applied retrospectively and is effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of this ASU will significantly change the presentation of our financial statements.

Recently Adopted Standards

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations—a consensus of the FASB Emerging Issues Task Force (“ASU 2010-29”). This ASU clarifies existing disclosure requirements for public entities with business combinations that occur in the current reporting period. The ASU stipulates that if an entity is presenting comparative financial statements, revenue and earnings of the combined entity should be disclosed as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The ASU also expands the supplemental pro forma disclosures required by ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted the guidance under this ASU beginning January 1, 2011. This guidance may impact our comparative financial statements and required pro forma disclosures in years when material business combinations occur, individually or in the aggregate, with acquisition dates on or after January 1, 2011.

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

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We adopted this guidance on January 1, 2011. This guidance does not generally change the units of accounting for our revenue transactions. Most products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment. Maintenance and subscription services revenues are deferred and recognized ratably over the period during which the services are to be performed. Professional services revenues are recognized upon delivery or completion of performance. Professional services arrangements are typically short term in nature and are largely completed within 90 days from the start of service. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

For transactions entered into prior to the first quarter of fiscal 2011, we recognize revenue using the guidance from FASB ASC Subtopic, Software—Revenue Recognition (“ASC 985-605”), FASB ASC Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts (“ASC 605-35”), FASB ASC Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements (“ASC 605-25”), and FASB ASC Subtopic 605-10, Revenue Recognition—Overall (“ASC 605-10”). For our arrangements involving multiple deliverables, such as sales of products with services, all fees from the arrangement were allocated to each respective element based on its relative fair value, using VSOE. When we were not able to determine VSOE for all of the deliverables of the arrangement, but were able to obtain VSOE for any undelivered elements, revenues were allocated using the residual method. Under the residual method, the amount of revenues allocated to delivered elements equaled the total arrangement consideration less the aggregate selling price of any undelivered elements, and no revenues were recognized until all elements without VSOE had been delivered. If VSOE of any undelivered items did not exist, revenues from the entire arrangement were initially deferred and recognized at the earlier of: (i) delivery of those elements for which VSOE did not exist or (ii) when VSOE can be established.

In some arrangements, professional services are sold separately. Also, maintenance and subscription services are sold separately through annual or quarterly renewals. As a result, for substantially all of the arrangements with multiple deliverables pertaining to maintenance, subscription, and professional services, we have used and intend to continue using VSOE to allocate the selling price to each deliverable. Consistent with the methodology under previous accounting guidance, we determine VSOE based on our normal pricing and discounting practices for the specific maintenance and professional service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range.

We are not able to establish VSOE for all deliverables in an arrangement with multiple elements, specifically related to systems revenues. This is due to our infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. When VSOE cannot be established, we attempt to establish the selling price of each element based on TPE, which is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers, and our offerings are significantly differentiated such that comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we are typically not able to determine TPE.

When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. ESP is generally used for systems revenues. We determine ESP for our products and services by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.

We regularly review VSOE, TPE, and ESP and maintain internal controls over the establishment and updates of these estimates. There were no material changes in these estimates during the periods covered by this report, nor do we currently expect a material impact in the near term from changes in VSOE, TPE, or ESP.

The new accounting standards for revenue recognition did not have a material impact on revenues for the first half of 2011. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements.

Arrangements with multiple deliverables may have a stand-alone software deliverable that is subject to the existing software revenue recognition guidance. The revenues for these multiple element arrangements are allocated to the software deliverables and the nonsoftware deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue accounting guidance. In the limited circumstances where we cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, ESP is used for the purposes of performing this allocation.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. STOCK-BASED COMPENSATION

Radiant has adopted equity incentive plans that provide for the grant of incentive and non-qualified stock options and restricted stock awards to directors, officers and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market price on the date of the grant. In addition, Radiant provides employees stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). The ESPP permits employees to purchase Radiant common stock at the end of each quarter at 95% of the market price on the last day of the quarter. Based on these terms, the ESPP will not result in any future stock compensation expense. The Company has authorized approximately 19.6 million shares for awards of stock options and restricted stock, of which approximately 1.2 million shares are available for future grants as of June 30, 2011.

We account for equity-based compensation in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires us to measure the cost of employee services received in exchange for all equity awards granted, including stock options and restricted stock awards and performance-based non-vested share awards, based on the fair value of the award as of the grant date. The estimated fair value of our equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The non-cash stock-based compensation expense from stock options and restricted stock awards was included in the condensed consolidated statements of operations for the three months and six months ended June 30, 2011 and 2010 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenues - systems	$55	$49	$104	$83
Cost of revenues - maintenance and transaction services	34	23	58	39
Cost of revenues - subscription services	6	4	10	6
Cost of revenues - professional services	67	41	94	66
Product development	225	123	392	203
Sales and marketing	312	241	530	408
General and administrative	1,205	1,069	2,272	1,851

Total non-cash stock-based compensation expense	1,904	1,550	3,460	2,656
Estimated income tax benefit	(607)	(586)	(1,150)	(1,004)

Total non-cash stock-based compensation expense, net of tax benefit	$1,297	$964	$2,310	$1,652

Impact on diluted net income per share	$0.03	$0.03	$0.06	$0.05

The Company capitalized less than $0.1 million in stock-based compensation expense related to product development in each of the three and six-month periods ended June 30, 2011 and 2010, respectively.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Options

The exercise price of each stock option equals the market price of Radiant’s common stock on the date of grant. Most options are scheduled to vest equally over a three or four-year period. The Company recognizes stock-based compensation expense using the graded vesting attribution method. Outstanding options expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions used in the model for the three and six months ended June 30, 2011 and 2010 are outlined in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected volatility	67%	70%	67%	69% -70%
Expected life (in years)	3-4	3-4	3-4	3-4
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.1%	1.6%	1.1 -1.6%	1.6 -2.0%

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

A summary of the changes in stock options outstanding under our stock-based compensation plans during the six months ended June 30, 2011 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,799	$10.34	3.21	$35,050
Granted	73	$17.41
Exercised	(956)	$10.77
Forfeited or cancelled	(44)	$9.51

Outstanding at June 30, 2011	2,872	$10.29	3.30	$30,483

Vested or expected to vest at June 30, 2011	2,841	$10.27	3.27	$30,210
Exercisable at June 30, 2011	2,240	$10.22	2.74	$23,923
Exercisable at December 31, 2010	2,622	$10.25	2.38	$24,452

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

No options were granted during the three months ended June 30, 2011 and 2010. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2011 and 2010 were $9.74 and $7.20, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the three months ended June 30, 2011 and 2010, was $5.0 million and $3.7 million, respectively, and $7.7 million and $6.0 million for the six months ended June 30, 2011 and 2010, respectively. The total fair value of options that vested during the three months ended June 30, 2011 and 2010 was approximately $0.3 million and $0.2 million, respectively. The total fair value of options that vested during the six months ended June 30, 2011 and 2010 was approximately $3.0 million and $2.8 million, respectively. There were unvested options outstanding to purchase approximately 0.6 million shares and 1.3 million shares as of June 30, 2011 and 2010, respectively, with a weighted-average grant-date fair value of $5.66 and $4.91, respectively. None of the 0.6 million and 1.3 million shares that were unvested at June 30, 2011 and 2010, respectively, had a vesting period based on stock performance requirements. The unvested shares have a total unrecognized compensation expense as of June 30, 2011 and 2010 equal to approximately $1.7 million and $3.8 million, respectively, net of estimated forfeitures, which will be recognized over the weighted average periods of 1.1 years and 1.3 years, respectively. The Company recognized stock-based compensation expense related to employee and director stock options equal to approximately $0.5 million and $0.8 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $1.3 million for each of the six-month periods ended June 30, 2011 and 2010, respectively. Cash received from options exercised was approximately $6.0 million and $4.1 million during the three months ended June 30, 2011 and 2010, respectively, and $10.3 million and $6.1 million for the six months ended June 30, 2011 and 2010, respectively.

Restricted Stock Awards

The Company awarded less than 0.1 million shares of restricted stock to employees under the Amended and Restated 2005 Long-Term Incentive Plan, as amended, (the “Incentive Plan”) during the three months ended June 30, 2011 and June 30, 2010, respectively, and awarded approximately 0.2 million shares of restricted stock to employees during the six months ended June 30, 2011 and 2010, respectively. These restricted stock awards vest at various times over a three-year period from the date of grant. The weighted-average grant-date fair value of restricted stock awards granted during the six months ended June 30, 2011 and 2010 was $16.77 and $13.49 per share, respectively. The total fair value of restricted stock awards that vested during the three months ended June 30, 2011 and 2010 was approximately $0.5 million and $0.4 million, respectively. The total fair value of restricted stock awards that vested during the six months ended June 30, 2011 and 2010 was approximately $3.3 million and $0.7 million, respectively. There were unvested restricted stock awards outstanding of approximately 0.8 million shares as of June 30, 2011 and 2010 with a weighted-average grant-date fair value of $9.69 and $8.57 per share, respectively. The unvested restricted stock awards had a total unrecognized compensation expense as of June 30, 2011 and 2010 equal to approximately $5.0 million and $4.0 million, respectively, which will be recognized over the weighted average periods of 1.2 years and 1.7 years, respectively. The unvested restricted stock awards outstanding are included in the calculation of common shares outstanding as of June 30, 2011. The Company recognized stock-based compensation expense related to restricted stock awards equal to approximately $1.0 million and $0.8 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $1.7 million and $1.4 million for the six months ended June 30, 2011 and 2010, respectively.

Performance-Based Non-Vested Share Awards

No performance-based non-vested shares were awarded to employees during the three months ended June 30, 2011. The Company awarded approximately 0.3 million performance-based non-vested shares, as projected, to employees under the Incentive Plan during the six months ended June 30, 2011. Performance-based non-vested share awards are issued at no cost to the recipient and act as a long-term incentive in which an award recipient receives shares contingent upon the achievement of certain performance objectives and the employee’s continued employment through the vesting period, which is generally over a three-year period. Compensation costs recorded in connection with performance-based non-vested shares are based on the Company’s best estimate of the number of shares that will eventually be issued upon achievement of the specified performance criteria and when it becomes probable that certain performance goals will be achieved. The cost of these awards is determined using the fair market value of the Company’s common stock on the date of the grant.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The weighted-average grant-date fair value of performance-based non-vested share awards granted during the six months ended June 30, 2011 was $16.65 per share. No performance-based non-vested share awards vested during the six months ended June 30, 2011. There were unvested performance-based non-vested share awards outstanding of approximately 0.3 million shares as of June 30, 2011 with a weighted-average grant-date fair value of $16.65 per share. The unvested performance-based share awards had total projected unrecognized compensation expense as of June 30, 2011 equal to approximately $4.5 million, which will be recognized over the weighted average period of 2.7 years. The Company recognized stock-based compensation expense related to performance-based non-vested share awards equal to approximately $0.4 million for each of the three and six-month periods ended June 30, 2011.

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

Goodwill

Goodwill is recognized when the consideration paid for a business acquisition exceeds the fair value of the net assets acquired, including tangible and intangible assets. Changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2011 are as follows (in thousands):

	Hospitality- Americas	Retail & Entertainment- Americas	International	Total
Gross goodwill	$49,027	$61,193	$24,379	$134,599
Accumulated impairment losses	(2,252)	(16,695)	(3,920)	(22,867)

BALANCE, December 31, 2010	46,775	44,498	20,459	111,732

Purchase price adjustments related to acquisitions	60	—	—	60
Currency translation adjustments related to acquisitions	—	1,007	1,410	2,417

Gross goodwill	49,087	62,200	25,789	137,076
Accumulated impairment losses	(2,252)	(16,695)	(3,920)	(22,867)

BALANCE, June 30, 2011	$46,835	$45,505	$21,869	$114,209

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Intangible Assets

Intangible assets recorded in connection with business acquisitions are stated at their fair value, determined as of the date of acquisition, less accumulated amortization, if applicable. These assets consist of finite-lived and indefinite-lived intangibles, including core and developed technology, customer relationships, noncompete agreements and trademarks and tradenames. Amortization of finite-lived intangible assets is recognized either on a straight-line basis or using an accelerated method over their estimated useful lives. A summary of the Company’s intangible assets by segment as of June 30, 2011 and December 31, 2010, exclusive of approximately $14.3 million of intangible assets that were fully amortized as of December 31, 2010 is as follows (in thousands):

		June 30, 2011		December 31, 2010
	Weighted Average Amortization Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Hospitality-Americas
Reseller network	15.0 years	$9,200	$(4,574)	$9,200	$(4,268)
Direct sales channel	10.0 years	3,600	(2,685)	3,600	(2,505)
Covenants not to compete	3.3 years	1,670	(1,611)	1,670	(1,603)
Trademarks and tradenames	Indefinite	1,400	—	1,300	—
Customer list and contracts	6.2 years	8,405	(5,847)	8,405	(4,886)

Total Hospitality-Americas		24,275	(14,717)	24,175	(13,262)

Retail & Entertainment-Americas
Core and developed technology	4.9 years	8,263	(6,832)	8,197	(6,367)
Reseller network	10.4 years	10,078	(5,762)	9,917	(5,164)
Covenants not to compete	10.0 years	150	(108)	150	(101)
Trademarks and tradenames	Indefinite	1,423	—	1,365	—
Trademarks and tradenames	6.0 years	700	(642)	700	(583)
Customer list and contracts	9.7 years	4,738	(1,790)	4,738	(1,563)

Total Retail & Entertainment-Americas		25,352	(15,134)	25,067	(13,778)

International
Core and developed technology	4.3 years	8,973	(4,843)	8,585	(3,730)
Reseller network	7.0 years	6,374	(2,673)	6,056	(2,223)
Trademarks and tradenames	Indefinite	1,727	—	1,590	—
Customer list and contracts	10.0 years	1,913	(629)	1,866	(533)

Total International		18,987	(8,145)	18,097	(6,486)

Other intangible assets		2,021	(1,186)	2,021	(1,072)

Total intangible assets		$70,635	$(39,182)	$69,360	$(34,598)

The table below summarizes the approximate amortization expense, assuming no future acquisitions, dispositions or impairments of intangible assets, for the following 12-month periods subsequent to June 30, 2011 (in thousands):

2012	$6, 341
2013	5,200
2014	4,477
2015	3,551
2016	1,901
Thereafter	5,433

$26,903

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5. INVENTORY

Inventories consist principally of computer hardware and related components, peripherals and software media and are stated at the lower of cost (first-in, first-out method) or market. A summary of the Company’s inventories as of June 30, 2011 and December 31, 2010 is as follows (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$27,160	$23,360
Work in process	371	161
Finished goods	13,588	12,919

	$41,119	$36,440

6. DEBT

On January 2, 2008, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as arranger, and JPMorgan Chase Bank, N.A., SunTrust Bank, Bank of America, BBVA Compass Bank and Wachovia Bank, N.A., as lenders (the “JPM Credit Agreement”). The JPM Credit Agreement and subsequent amendments thereto provide for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. The Company has the right to increase the revolving credit commitment by up to $25 million, subject to the terms and conditions set forth in the JPM Credit Agreement. As of June 30, 2011, aggregate borrowings under this facility totaled $11.0 million, comprised of $11.0 million in term loan facility borrowings and no amounts outstanding under the revolving loan facility. As of June 30, 2011, revolving loan borrowings available to the Company were equal to $80.0 million.

The Company’s term loan facility borrowings, equal to $11.0 million, are expected to be paid in full upon closing of the pending Tender Offer and Merger transaction with NCR Corporation scheduled to be completed during the quarter ending September 30, 2011. See Note 12 and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Recent Developments,” for further discussion of the pending Tender Offer and Merger transaction. The accelerated timing of repayment of the term loan borrowings is a result of a change in control provision in the JPM Credit Agreement requiring immediate payment in full of the outstanding balance. At June 30, 2011, these borrowings have been included in the caption “current portion of long-term debt” in the accompanying condensed consolidated balance sheets.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.00%, based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00%, based on the Company’s consolidated leverage ratio, as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of the Company’s assets; and limitations on related party transactions. In addition, the JPM Credit Agreement requires the Company to comply with various financial covenants, including maintaining leverage and fixed charge coverage ratios, as defined. The leverage ratio covenant limits the Company’s consolidated indebtedness to a multiple of three times its consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as determined on a pro forma basis over the prior four quarters. The fixed charge coverage ratio, as defined by the JPM Credit Agreement, requires the Company to maintain the ratio of its consolidated EBITDA as determined on a pro forma basis less capital expenses to its fixed charges (which includes regularly scheduled principal payments, consolidated interest expense, taxes paid or payable in accordance with GAAP, and restricted payments) to at least 1.35 to 1. The JPM Credit Agreement also contains certain customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due (subject to specified grace periods), breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of June 30, 2011.

In the fourth quarter of 2008, the Company entered into a research and development loan with the Austrian government. This loan is denominated in Euros, bears interest at approximately 2.50% and matures on March 31, 2013. As of June 30, 2011, the Company had borrowed the full amount available under this research and development loan, which totaled approximately $0.8 million.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following is a summary of long-term debt and the related balances as of June 30, 2011 and December 31, 2010 (in thousands):

Description of Debt	June 30, 2011	December 31, 2010
Revolving credit loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined, and at the Alternative Base Rate plus the applicable margin, as defined (3.50% as of June 30, 2011), maturing on January 2, 2013	$—	$—
Term loan under the JPM Credit Agreement bearing interest at LIBOR plus the applicable margin, as defined (1.56% as of June 30, 2011), maturing on January 2, 2013	11,000	14,000
Research and development loan from the Austrian government bearing interest at approximately 2.50%, maturing on March 31, 2013	786	724

Total	11,786	14,724
Less: Current portion of long-term debt	11,000	6,000

Long-term debt, non-current	$786	$8,724

The table below summarizes the approximate annual maturities of notes payable that were outstanding as of June 30, 2011. The maturities for the twelve-month periods ended June 30 of each year presented are as follows (in thousands):

2012	$11,000
2013	786

$11,786

7. OTHER CHARGES AND INCOME

Lease Termination Charge

During the fourth quarter of 2010, the Company determined that it would no longer use a leased facility in Irvine, California. The termination of this lease resulted in a charge of approximately $0.7 million, which was paid in the first quarter of 2011.

Acquisition-Related Costs

During the second quarter of 2011, the Company incurred approximately $0.4 million of pre-acquisition due diligence costs including accounting and legal fees.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8. SEGMENT INFORMATION

We currently operate in three segments: (1) Hospitality-Americas, (2) Retail & Entertainment-Americas and (3) International. The Hospitality-Americas segment represents our North, Central and South American restaurants business, which includes quick service, fast casual and table service restaurant operators. Our Retail & Entertainment-Americas segment is comprised of our other North, Central and South American business lines which serve petroleum and convenience retailers, specialty retailers and entertainment venues, including movie theaters, stadiums and arenas. The International segment focuses on our foreign operations outside of our other two segments and primarily focuses on restaurant businesses and petroleum and convenience retail businesses.

The reportable segments were identified based on the manner in which management reviews operating results and makes decisions regarding the allocation of our resources. Each segment focuses on delivering site management systems, including point-of-sale, self-service kiosk, and back-office systems, designed specifically for each of the core vertical markets. Our segments derive revenues from the sale of (i) products, including system software and hardware, and (ii) services, including client support, maintenance, training, custom software development, hosting, electronic payment processing and implementation services.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies included in our Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission. Management evaluates the financial performance of the segments based on direct operating income, which is profit or loss before the allocation of certain corporate costs.

The following table presents revenues for our reportable segments as well as a reconciliation of segment direct operating income to consolidated income before taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Hospitality-Americas	$56,620	$51,566	$109,143	$100,014
Retail & Entertainment-Americas	26,237	21,938	48,416	42,639
International	15,861	12,098	27,419	21,851
Corporate	1,529	1,425	2,407	2,071

Total revenues	100,247	87,027	187,385	166,575

Direct operating income:
Hospitality-Americas	15,719	12,834	30,300	23,895
Retail & Entertainment-Americas	7,696	6,637	13,750	12,277
International	3,953	2,753	5,680	3,761
Corporate	444	423	684	448

Total segment direct operating income	27,812	22,647	50,414	40,381
Indirect corporate operating costs (a)	(10,668)	(8,624)	(19,599)	(16,996)
Indirect depreciation and amortization expense (b)	(2,841)	(3,195)	(6,083)	(6,419)
Stock-based compensation expense (c)	(1,904)	(1,550)	(3,460)	(2,656)
Interest and other (expense) income, net	(337)	30	(317)	(312)

Total income before taxes	$12,062	$9,308	$20,955	$13,998

(a)	This category represents unallocated corporate expenses including central marketing, product development and general and administrative costs.

(b)	Depreciation expense and amortization of intangible assets for each reportable segment is included in a separate schedule within this note.

(c)	See Note 2 for additional discussion of stock-based compensation expense.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Segment assets consist primarily of accounts receivable, goodwill and intangible assets. The following table presents assets for our reportable segments as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Hospitality-Americas	$95,249	$95,341
Retail & Entertainment-Americas	75,101	75,225
International	66,378	57,168
Corporate	172,929	139,969

Total assets	$409,657	$367,703

The following table presents depreciation and amortization expense for our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Hospitality-Americas	$1,217	$1,071	$2,389	$2,124
Retail & Entertainment-Americas	823	718	1,622	1,444
International	719	1,022	1,833	2,115
Corporate	1,929	1,539	3,369	3,032

Total depreciation and amortization	$4,688	$4,350	$9,213	$8,715

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

9. INCOME TAX

We follow the guidance included in ASC Topic 740, Income Taxes, which prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions, for financial statement purposes. The guidance also requires expanded disclosure with respect to the uncertainty in income taxes. During the three month and six month periods ended June 30, 2011, the reserve for uncertainty in income taxes increased by approximately $0.1 million and $0.2 million, respectively, which resulted in an increase to income tax expense.

Consistent with our continuing practice, interest and/or penalties related to income tax matters are recorded as part of income tax expense. We accrued less than $0.1 million of interest and penalties associated with uncertain tax positions for the three and six month periods ended June 30, 2011.

Our effective tax rates for the quarters ended June 30, 2011 and 2010 were equal to 30.7% and 38.1%, respectively, inclusive of discrete events. Our effective tax rates for the six months ended June 30, 2011 and 2010 were 31.5% and 40.3%, respectively, inclusive of discrete events. The year-over-year decrease is primarily attributable to the enactment of legislation extending the IRC Section 954(c)(6) Look-Thru Rule and associated tax planning, planning surrounding the recapitalization of a foreign subsidiary to alleviate thin capitalization limitations on interest deductibility, and U.S. research and development tax credits.

10. SIGNIFICANT EVENTS

Amended Financial Arrangement – Radiant Payment Services

In 2008, we expanded our business services with the launch of Radiant Payment Services (“RPS”), a business aimed at selling and servicing electronic payment processing. At that time, we entered into an agreement with Century Payments, Inc. (“Century”), which obtained and serviced new customers on behalf of RPS.

Effective April 1, 2010, we amended the agreement with Century. The amendment restructured the financial arrangement between RPS and Century, gave Century the ability to bundle Radiant products with electronic payment processing services, and required RPS to provide custom development of certain tools for Century’s use. Due to the transfer of roles, responsibilities and risks from RPS to Century under the new agreement, we concluded that it is appropriate to account for the revenues under this new agreement on a net basis. RPS received consideration for the amended agreement in the amount of approximately $11.2 million, comprised of a $2.2 million one-month promissory note, paid on July 28, 2010, and a $9.0 million 24-month promissory note, due on June 28, 2012, which is guaranteed and earns interest at 4.5% and is included in the caption “Other current assets” in the accompanying condensed consolidated balance sheets.

Approximately $2.8 million of the consideration from Century to RPS relates to repayment of the unamortized balance of capitalized contract costs that RPS had previously paid to Century. The $2.8 million balance was being amortized by us over the expected life of the customer contracts but was removed from our balance sheet upon repayment by Century under the amended agreement. We deferred the remaining $8.4 million of consideration related to the products and services in the amended agreement and expect to recognize these revenues over the next three to four years as they are earned. Approximately $0.6 million and $1.4 million of the deferred revenues were recognized during the three months and six months ended June 30, 2011, respectively.

As of June 30, 2011, RPS had approximately $5.0 million in deferred revenues associated with this agreement. Of this amount, $2.8 million is included in the condensed consolidated balance sheets under the caption “Customer deposits and unearned revenues” in current liabilities, and $2.2 million is included in the caption “Customer deposits and unearned revenues, non-current.”

11. RELATED PARTY TRANSACTIONS

Director Philip J. Hickey, Jr. is the non-executive chairman of the board of directors of O’Charley’s, Inc. O’Charley’s is a public company with which the Company has conducted business, both directly and through resellers. The Company received gross revenues from sales to O’Charley’s and affiliates of approximately $176,500 and $83,185 for the year ended December 31, 2010 and the six months ended June 30, 2011, respectively. The Audit Committee has reviewed the business relationship between the Company and O’Charley’s and has expressly approved the continuance of the business relationship between the Company and O’Charley’s, including its affiliated entities.

RADIANT SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

12. SUBSEQUENT EVENTS

Acquisition of Texas Digital Systems, Inc.

On August 1, 2011, the Company acquired the shares of Texas Digital Systems, Inc. (“TDS”). TDS is a leading provider of real-time visual communication solutions. Total consideration of approximately $6.0 million was paid on the date of closing. TDS will be included in the Company’s consolidated results of operations and financial position as of the date of acquisition. The valuation to determine the fair value of the assets and liabilities acquired has not been completed. Accordingly, the Company cannot currently estimate the values that will be assigned to goodwill and other intangible assets.

Merger Agreement with NCR Corporation

On July 11, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NCR Corporation, a Maryland corporation (“NCR”), and Ranger Acquisition Corporation, a Georgia corporation and a wholly owned subsidiary of NCR (“Merger Sub”). Pursuant to the Merger Agreement, NCR agreed to cause Merger Sub to commence a tender offer to purchase all of the outstanding shares of our Common Stock, no par value per share, for $28.00 per share, net to the seller in cash, without interest and subject to applicable withholding taxes.

The transaction has been approved by the Board of Directors of each company. The transaction, which is subject to approval by regulatory authorities and other customary closing conditions, is currently expected to close by the end of the third quarter of 2011. However, it is possible that factors outside of our control could require the transaction to be completed at a later time or not at all.

Three shareholder law suits have been filed against the Company, its officers and directors, and NCR Corporation and its acquisition subsidiary, alleging breach of fiduciary duty and related claims in connection with the proposed transaction. The Company intends to vigorously defend against these suits. There can be no assurance, however, that the Company will be successful in its defense. See the “Recent Developments” section of the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report for additional discussion of the Merger Agreement, and see Part II, Item 1 of this report for additional discussion of the related legal proceedings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of Radiant’s business and results of operations. This MD&A should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as the condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements included elsewhere in this report. MD&A consists of the following sections:

•	Overview: A summary of our business, financial performance and opportunities

•	Recent Developments: A discussion of recent material developments or events

•	Results of Operations: A discussion of operating results

•	Liquidity and Capital Resources: An analysis of cash flows, sources and uses of cash, contractual obligations and financial position

•	Critical Accounting Policies and Procedures: A discussion of critical accounting policies that require the exercise of judgments and estimates

•	New Accounting Standards: A summary of recent accounting pronouncements and the effects on the Company

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

We operate in three segments: (1) Hospitality-Americas, (2) Retail & Entertainment-Americas and (3) International. The Hospitality-Americas segment represents our North, Central and South American restaurants business, which includes quick service, fast casual and table service restaurant operators. Our Retail & Entertainment-Americas segment is comprised of our other North, Central and South American business lines which serve petroleum and convenience retailers, specialty retailers and entertainment venues, including movie theaters, stadiums and arenas. The International segment focuses on our foreign operations outside of our other two segments, and primarily focuses on restaurant businesses and petroleum and convenience retail businesses.

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

Recent Developments – Merger Agreement with NCR Corporation

On July 11, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NCR Corporation, a Maryland corporation (“NCR”), and Ranger Acquisition Corporation, a Georgia corporation and a wholly owned subsidiary of NCR (“Merger Sub”). Pursuant to the Merger Agreement, NCR agreed to cause Merger Sub to commence a tender offer (the “Tender Offer”) to purchase all of the outstanding shares of our Common Stock, no par value per share (the “shares”), for $28.00 per share (the “Offer Price”), net to the seller in cash, without interest and subject to applicable withholding taxes.

On July 25, 2011, Merger Sub commenced the Tender Offer, which is scheduled to expire at 12:00 midnight, New York City time, on August 19, 2011, unless the Tender Offer is extended. Completion of the Offer is subject to customary conditions, including that there shall have been validly tendered and not validly withdrawn prior to the expiration of the Offer, when added to the number of shares already owned by NCR, a majority of the shares outstanding (determined on a fully diluted basis). Following the successful completion of the Tender Offer, Merger Sub will merge with and into us (the “Merger”) and any shares of our common stock not tendered in the Tender Offer (except for shares of common stock owned by us, NCR, or any of NCR’s subsidiaries) will be cancelled and converted into the right to receive the same Offer Price paid in the Tender Offer. If Merger Sub holds 90% or more of our outstanding shares immediately prior to the Merger, it may effect the Merger as a short-form merger pursuant to the Georgia Business Corporation Code. Otherwise, we may hold a special shareholders’ meeting to obtain shareholder approval of the Merger. Upon completion of the Merger, we will become a wholly owned subsidiary of NCR.

Subject to the terms and conditions of the Merger Agreement, we granted Merger Sub an irrevocable one-time option (the “Top-Up Option”) to purchase an aggregate number of newly issued shares (the “Top-Up Option Shares”) that, when added to the number of shares owned by NCR and Merger Sub at the time of such exercise, constitutes one share more than 90% of the shares then outstanding immediately after the issuance of the Top-Up Option Shares on a fully diluted basis, subject to applicable regulatory requirements and there being sufficient authorized Shares available for issuance. The Top-Up Option is exercisable only after shares have been accepted for payment pursuant to the Offer.

The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. We also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire us and we agreed to certain restrictions on our ability to respond to such proposals, subject to the fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains customary termination provisions and provides that, in connection with the termination of the Merger Agreement under specified circumstances involving competing transactions or a change in our board of directors’ recommendation, we may be required to pay NCR a termination fee of $35.7 million.

The Merger Agreement is attached to our Current Report on Form 8-K filed on July 12, 2011 (the “July 12, 2011 8-K”) to provide our shareholders with information regarding the terms of the Merger Agreement and is not intended to modify or supplement any factual disclosures about us or NCR in our or NCR’s public reports filed with the Securities and Exchange Commission (the “SEC”). In particular, the representations and warranties contained in the Merger Agreement are not intended to be, and should not be relied upon as, disclosures regarding any facts or circumstances relating to us or NCR. The representations and warranties have been negotiated with the principal purpose of (i) establishing the circumstances under which Merger Sub may have the right not to consummate the Offer, or NCR or we may have the right to terminate the Merger Agreement, and (ii) allocating risk between the parties, rather than establishing matters as facts. The representations and warranties may also be subject to a contractual standard of materiality different from that generally applicable under federal securities laws.

The foregoing description of the Tender Offer, Merger and Merger Agreement does not purport to be complete and is qualified in its entirety by reference to (i) the Merger Agreement, which is attached as Exhibit 2.1 to the July 12, 2011 8-K, and (ii) the information contained in the Tender Offer Statement on Schedule TO filed by NCR with the SEC on July 25, 2011 and the Solicitation/Recommendation Statement on Schedule 14D-9 filed by us with the SEC on July 25, 2011, as amended from time to time.

Concurrently with the execution and delivery of the Merger Agreement, each of our directors (other than Michael Kay, who was traveling and unavailable for signature) and certain of our officers, together representing ownership of more than approximately 8% of our outstanding shares, and more than approximately 11% of the shares on a fully diluted basis, entered into a tender and voting agreement (the “Tender and Voting Agreement”) as amended by the First Amendment to Tender and Voting Agreement (the “Amendment”) with NCR and Merger Sub whereby such shareholders committed, among other things, subject to the terms and conditions of the Tender and Voting Agreement, to tender all of their respective shares in the Offer. The Tender and Voting Agreement automatically terminates upon the termination of the Merger Agreement or the occurrence of certain other events. The foregoing description of the Tender and Voting Agreement and the Amendment does not purport to be complete and is qualified in its entirety by reference to the Tender and Voting Agreement, which is filed as Exhibit 2.2 to the July 12, 2011 8-K, and the Amendment, which is filed as Exhibit 2.3 to the Form 8-K/A filed on July 22, 2011.

Certain legal proceedings were commenced in July 2011 related to the Tender Offer and Merger. See Part II, Item 1. “Legal Proceedings,” contained elsewhere in this report.

Important Information About the Tender Offer

The foregoing description contained in this report is neither an offer to purchase nor a solicitation of an offer to sell securities. The Tender Offer is being made pursuant to a Tender Offer Statement on Schedule TO, containing an offer to purchase, a form of letter of transmittal and related tender offer documents, filed by NCR Corporation with the SEC on July 25, 2011. Radiant filed a Solicitation/ Recommendation Statement on Schedule 14D-9 relating to the Tender Offer with the SEC on July 25, 2011. These documents, as amended from time to time, contain important information about the Tender Offer and shareholders of Radiant are urged to read them carefully before any decision is made with respect to the Tender Offer. The Tender Offer materials are available at no charge on the SEC’s website at www.sec.gov. Copies of the Tender Offer materials are available free of charge to all stockholders of the Company at www.radiantsystems.com or by contacting Radiant Systems, Inc. at 3925 Brookside Parkway, Alpharetta, GA 30022, Attn: Investor Relations, (770) 576-6000.

Results of Operations

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010 and March 31, 2011, and the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Systems – Systems revenues are derived from sales and licensing fees for our point-of-sale hardware and software, site management software solutions and peripherals. Systems sales during the second quarter of 2011 were approximately $50.4 million. This is an increase of $8.4 million, or 20%, from the same period in 2010, and an increase of $10.6 million, or 27%, from the first quarter of 2011. Systems sales during the six months ended June 30, 2011 were $90.3 million compared to $76.4 million for the same period in 2010, an increase of 18%. The increases over the same period in 2010 are the result of strong demand for new systems in both our direct and channel businesses. In addition, the second quarter resulted in higher systems sales due to the cyclical nature of capital expenditures throughout the retail market.

Maintenance and transaction services – Revenues from maintenance and transaction services include hardware maintenance, software support and maintenance, and electronic payment processing services. The majority of these revenues are derived from support and maintenance, which is structured on a renewable basis and is directly attributable to the base of installed sites. A majority of all maintenance and support contracts are renewed annually. Revenues from maintenance and transaction services during the second quarter of 2011 were approximately $28.3 million. This is an increase of $2.8 million, or 11%, over the same period in 2010, and an increase of $0.9 million, or 3%, over the first quarter of 2011. Revenues from maintenance and transaction services during the six months ended June 30, 2011 were $55.8 million compared to $52.3 million for the same period in 2010, an increase of 7%. The increases are primarily due to the additional revenues generated in both hardware and software support and maintenance resulting from increased systems sales (which added to our site base for recurring revenue).

Subscription services – The Company’s subscription services revenues include hosted solutions and software and POS subscription services. Revenues from subscription services during the second quarter of 2011 were approximately $12.8 million. This is an increase of $2.4 million, or 23%, over the same period in 2010, and an increase of $1.1 million, or 9%, from the first quarter of 2011. Revenues from subscription services during the six months ended June 30, 2011 were $24.4 million compared to $19.5 million for the same period in 2010, an increase of 25%. The increases year over year and quarter over quarter are primarily due to increased demand for our hosted solutions products through our direct and channel businesses.

Professional services – The Company also derives revenues from professional services such as consulting, training, custom software development and systems installations. Revenues from professional services during the second quarter of 2011 were approximately $8.7 million. This is a decrease of $0.4 million, or 4%, from the same period in 2010 and an increase of $0.6 million, or 7%, over the first quarter of 2011. Revenues from professional services during the six months ended June 30, 2010 were $16.9 million compared to $18.4 million for the same period in 2010, a decrease of 8%. The decreases from 2010 are primarily due to a decline in the volume of consulting and installations projects. The increase over the first quarter is primarily attributable to an uptick in installations, which grew in unison with our increased systems sales.

Systems gross profit – Cost of systems consists primarily of hardware and peripherals for site-based systems and amortization of capitalized software. All costs, other than capitalized software development costs, are expensed as products are shipped, while capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the software. Systems gross profit increased by approximately $4.0 million, or 20%, in the second quarter of 2011 as compared to the same period in 2010, and increased by $4.3 million, or 22%, as compared to the first quarter of 2011. The gross profit percentage remained unchanged at 46% in the second quarter of 2011 as compared to the same period in 2010, and decreased by two percentage points as compared to the first quarter of 2011. For the six months ended June 30, 2011 as compared to the same period in 2010, systems gross profit increased by approximately $8.6 million, or 25%, while the gross profit percentage increased by two points to 47% as compared to 45% for the same period in 2010. The slight fluctuations in the gross profit percentage are primarily due to fluctuations in our hardware and software sales mix given that hardware has lower margins than software.

Maintenance and transaction services gross profit – Cost of maintenance and transaction services consists primarily of personnel and other costs to provide support and maintenance services and electronic payment processing services. Maintenance and transaction services gross profit increased by approximately $2.0 million, or 17%, in the second quarter of 2011 as compared to the same period in 2010, and increased by $0.8 million, or 6%, as compared to the first quarter of 2011. The gross profit percentage increased by three percentage points to 49% in the second quarter of 2011 as compared to 46% for the same period in 2010, and increased by two percentage points as compared to the first quarter of 2011. For the six months ended June 30, 2011 as compared to the same period in 2010, and maintenance and transaction services gross profit increased by approximately $2.8 million, or 12%, while the gross profit percentage increased by two points to 48% as compared to 46% for the same period in 2010. The increases in the gross profit percentage over the same periods in 2010 were primarily attributable to the business model change of our electronic payment processing business, which changed associated revenues and costs from gross to net. The increase in the gross profit percentage as compared to the first quarter is primarily due to a slight uptick in our electronic payment processing revenues while related costs remained essentially flat.

Subscription services gross profit – Cost of subscription services consists primarily of third party subscription fees and capitalized software development costs which are amortized at the greater of the amount computed using the ratio of current gross revenues for the product to total current anticipated future gross revenues for that product or on a straight-line basis over the remaining estimated useful life of the software. Subscription services gross profit increased by approximately $1.7 million, or 23%, in the second quarter of 2011 as compared to the same period in 2010, and increased by $1.0 million, or 12%, as compared to the first quarter of 2011. The gross profit percentage remained unchanged at 69% in the second quarter of 2011 as compared to the same period in 2010, and increased by two percentage points as compared to the first quarter of 2011. For the six months ended June 30, 2011 as compared to the same period in 2010, subscription services gross profit increased by approximately $3.4 million, or 25%, while the gross profit percentage remained unchanged at 68% as compared to the same period in 2010. The increase in the gross profit percentage from the first quarter is primarily due to growth in our higher margin hosted solutions revenues.

Professional services gross profit – Cost of professional services consists primarily of personnel costs for consulting, training, custom software development and installation services. Professional services gross profit decreased by approximately $0.7 million, or 27%, in the second quarter of 2011 as compared to the same period in 2010, and increased by approximately $0.3 million, or 22%, as compared to the first quarter of 2011. The gross profit percentage decreased by six points to 21% in the second quarter of 2011 as compared to 27% for the same period in 2010, and increased by three percentage points as compared to the first quarter of 2011. For the six months ended June 30, 2011 as compared to the same period in 2010, professional services gross profit decreased by approximately $1.6 million, or 33%, while the gross profit percentage decreased by seven points to 20% as compared to 27% for the same period in 2010. The decreases in the gross profit percentages compared to the same period in 2010 are related to building up the services organization in preparation for some recent customer wins. We expect the gross profit percentage to increase to historical levels as rollouts to such customers commence.

Segment revenues – During the second quarter of 2011, total revenues in the Hospitality-Americas business segment were approximately $56.6 million. This is an increase of $5.1 million, or 10%, as compared to the same period in 2010, and an increase of $4.1 million, or 8%, as compared to the first quarter of 2011. Total revenues in the Hospitality-Americas segment for the six months ended June 30, 2011 were $109.1 million, which is an increase of $9.1 million, or 9%, as compared to the same period in 2010. The increases are primarily the result of increased systems sales along with the continued growth and demand for our subscription services.

In the second quarter of 2011, total revenues in the Retail & Entertainment-Americas business segment were approximately $26.2 million. This is an increase of $4.3 million, or 20%, as compared to the same period in 2010, and an increase of $4.1 million, or 18%, as compared to the first quarter of 2011. Total revenues in the Retail & Entertainment-Americas segment for the six months ended June 30, 2011 were $48.4 million, which is an increase of $5.8 million, or 14%, as compared to the same period in 2010. The increases are primarily attributable to several customer wins in the petroleum and convenience retail market over the past several months.

In the second quarter of 2011, total revenues in the International business segment were approximately $15.9 million. This is an increase of $3.8 million, or 31%, as compared to the same period in 2010, and an increase of $4.3 million, or 37%, as compared to the first quarter of 2011. Total revenues in the International segment for the six months ended June 30, 2011 were $27.4 million, which is an increase of $5.6 million, or 25%, as compared to the same period in 2010. The increases can primarily be attributed to the improvements being seen in the global economy, particularly in our European channel market, and to the continued adoption of our new hardware product offerings.

Segment direct operating income – The Company evaluates the financial performance of the segments based on direct operating income, which is profit or loss before the allocation of certain corporate costs.

In the second quarter of 2011, direct operating income in the Hospitality-Americas business segment was approximately $15.7 million. This is an increase of $2.9 million, or 22%, as compared to the same period in 2010, and an increase of $1.1 million, or 8%, as compared to the first quarter of 2011. Total direct operating income in the Hospitality-Americas segment for the six months ended June 30, 2011 was $30.3 million, which is an increase of $6.4 million, or 27%, over the same period in 2010. The increases are primarily attributable to increased demand for our hospitality products suite.

In the second quarter of 2011, direct operating income in the Retail & Entertainment-Americas business segment was approximately $7.7 million. This is an increase of $1.1 million, or 16%, as compared to the same period in 2010, and an increase of $1.6 million, or 27%, as compared to the first quarter of 2011. Total direct operating income in the Retail & Entertainment-Americas segment for the six months ended June 30, 2011 was $13.8 million, which is an increase of $1.5 million, or 12%, over the same period in 2010. The increases are primarily the result of increased sales in our Retail division.

In the second quarter of 2011, direct operating income in the International business segment was approximately $4.0 million. This is an increase of $1.2 million, or 44%, as compared to the same period in 2010, and an increase of $2.2 million, or 129%, as compared to the first quarter of 2011. Total direct operating income in the International segment for the six months ended June 30, 2011 was $5.7 million, which is an increase of $1.9 million, or 51%, over the same period in 2010. The increases are primarily due to increased sales throughout our European channel market.

Total operating expenses – The Company’s total operating expenses increased by approximately $4.6 million, or 15%, during the second quarter of 2011 as compared to the same period in 2010, and by approximately $3.2 million, or 10%, as compared to the first quarter of 2011. Total operating expenses for the six months ended June 30, 2011 increased by approximately $6.9 million, or 11%, as compared to the same period in 2010. Total operating expenses as a percentage of total revenues were 36% in the second quarter of 2011 and 2010 and 37% in the first quarter of 2011. Total operating expenses as a percentage of total revenues were 37% for the six months ended June 30, 2011 and 2010. The components of operating expenses are discussed below:

•

Product development expenses – Product development expenses consist primarily of wages and materials expended on product development efforts, excluding any development expenses related to associated revenues, which are included in costs of maintenance, subscription and transaction services. Product development expenses increased during the second quarter of 2011 by approximately $0.9 million, or 14%, as compared to the same period in 2010, increased by $0.1 million, or 1%, as compared to the first quarter of 2011, and increased by $2.1 million, or 18%, during the six months ended June 30, 2011 as compared to the same period in 2010. The increases are primarily due to additional investments in the development of our products. Product development expenses as a percentage of revenues were 7% for the second quarter of 2011 and 2010, 8% for the first quarter of 2011, and 7% for the six months ended June 30, 2011 and 2010, respectively.

•

Sales and marketing expenses – Sales and marketing expenses increased during the second quarter of 2011 by approximately $1.4 million, or 12%, as compared to the same period in 2010, increased by $0.7 million or 5% as compared to the first quarter of 2011, and increased by $2.4 million, or 10%, during the six months ended June 30, 2011 as compared to the same period in 2010. The increases are primarily due to the increased commission and bonus expense associated with our revenue growth. Sales and marketing expenses as a percentage of revenues were 13% for the second quarter of 2011 as compared to 14% for the same period in 2010 and the first quarter of 2011, and 14% for the six months ended June 30, 2011 and 2010, respectively.

•

Depreciation and amortization expenses – Depreciation and amortization expenses increased during the second quarter of 2011 by approximately $0.2 million, or 6%, as compared to the same period of 2010, increased by $0.1 million, or 3%, compared to the first quarter of 2011, and increased by approximately $0.2 million, or 3%, during the six months ended June 30, 2011 as compared to the same period in 2010. Depreciation and amortization expenses as a percentage of revenues were 4% for the second quarter of 2011 and 2010, respectively, 4% for the first quarter of 2011 and 4% for the six months ended June 30, 2011 and 2010, respectively.

•

General and administrative expenses – General and administrative expenses increased during the second quarter of 2011 by approximately $1.4 million, or 14%, as compared to the same period in 2010, increased by $1.9 million, or 21%, as compared to the first quarter of 2011, and increased by $1.5 million, or 8%, during the six months ended June 30, 2011 as compared to the same period in 2010. The increases are primarily due to additional bonus expense resulting from the Company’s strong financial performance in comparison to our budget. General and administrative expenses as a percentage of revenues were 11% for the second quarter of 2011 and 2010, respectively, 11% for the first quarter of 2011, and 11% for the six months ended June 30, 2011 and 2010, respectively.

•

Impairment of goodwill – In the second quarter of 2010, the Company recorded a $0.3 million gain to adjust the $17.0 million, provisional, non-cash, impairment charge associated with our Quest business unit’s acquisition-related goodwill that was originally recorded in the fourth quarter of 2009.

•

Other income and charges, net – The amounts contained under this heading are generally non-recurring in nature and, as such, it is not practical to compare amounts between the current period and previous periods. However, a description of the items which comprise these amounts follows:

•	During the second quarter of 2011, the Company incurred approximately $0.4 million of pre-acquisition due diligence costs including accounting and legal fees.

Interest income and expense – The Company’s interest expense includes interest expense incurred on its long-term debt, revolving line of credit and capital lease obligations. Interest expense decreased by approximately $0.3 million, or 70%, in the second quarter of 2011 as compared to the same period in 2010, decreased by less than $0.1million, or 14%, as compared to the first quarter of 2011, and decreased by approximately $0.5 million, or 69%, during the six months ended June 30, 2011 as compared to the same period in 2010. These decreases are due to continued paydown of the Company’s outstanding indebtedness and a reduction in interest rates. See Note 6 to the condensed consolidated financial statements for additional discussion of the Company’s credit facility. The Company’s interest income is primarily earned from a note receivable. Interest income increased by approximately $0.1 million, in the second quarter of 2011 as compared to the same period in 2010, remained constant at approximately $0.1 million as compared to the first quarter of 2011, and increased by approximately $0.2 million, during the six months ended June 30, 2011 as compared to the same period in 2010. The increase is primarily the result of interest earned on the Company’s $9.0 million promissory note received in the second quarter of 2010 from Century Payments, Inc., related to our RPS business. See Note 10 to the condensed consolidated financial statements for additional discussion of this note receivable.

Income tax provision – The Company’s effective tax rates for the three months ended June 30, 2011 and 2010 were equal to 30.7% and 38.1%, respectively, inclusive of discrete events. The Company’s effective tax rates for the six months ended June 30, 2011 and 2010 were 31.5% and 40.3%, respectively. The year-over-year decreases are primarily attributable to the enactment of legislation extending the IRC Section 954(c)(6) look-thru rule and associated tax planning, planning surrounding the recapitalization of a foreign subsidiary to alleviate thin capitalization limitations on interest deductibility, and U.S. research and development tax credits.

The IRC Section 954(c)(6), Look-Thru Rule for Related Controlled Foreign Corporations, provision lapsed on December 31, 2009; therefore, certain CFC income was included in the annual effective tax rate at June 30, 2010. Subsequently, a proposal to retroactively reinstate the look-thru rule for 2010 and through 2011 was signed into law on December 17, 2010 as part of the Tax Relief Unemployment Insurance Reauthorization, and Job Creation Act of 2010, but prior to enactment tax planning resulted in the reduction of the majority of the 954(c)(6) income inclusion as a discrete event during the third quarter of 2010.

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

Liquidity and Capital Resources

On January 2, 2008, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as arranger, and JPMorgan Chase Bank, N.A., SunTrust Bank, Bank of America, BBVA Compass Bank and Wachovia Bank, N.A., as lenders (the “JPM Credit Agreement”). The JPM Credit Agreement and subsequent amendments thereto provide for extensions of credit, upon satisfaction of certain conditions, in the form of revolving loans in an aggregate principal amount of up to $80 million and a term loan facility in an aggregate principal amount of up to $30 million. The Company has the right to increase the revolving credit commitment by up to $25 million, subject to the terms and conditions set forth in the JPM Credit Agreement. As of June 30, 2011, aggregate borrowings under this facility totaled $11.0 million, comprised of $11.0 million in term loan facility borrowings and no amounts outstanding under the revolving loan facility. As of June 30, 2011, revolving loan borrowings available to the Company were equal to $80.0 million.

The Company’s term loan facility borrowings, equal to $11.0 million, are expected to be paid in full upon closing of the pending Tender Offer and Merger transaction with NCR Corporation scheduled to be completed during the quarter ending September 30, 2011. See Note 12 to the condensed consolidated financial statements and the “Recent Developments” section contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of the pending Tender Offer and Merger transaction. The accelerated timing of repayment of the term loan borrowings is a result of a change in control provision in the JPM Credit Agreement requiring immediate payment in full of the outstanding balance. At June 30, 2011, these borrowings have been included in the caption “current portion of long-term debt” in the accompanying condensed consolidated balance sheets.

The JPM Credit Agreement is guaranteed by the Company and its subsidiaries and is secured by the assets of the Company and its subsidiaries. The maturity date of the JPM Credit Agreement is January 2, 2013. Interest accrues on amounts outstanding under the loan facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.00%, based upon the Company’s consolidated leverage ratio, as defined, or (2) the higher of the administrative agent’s prime rate or one-half of one percent over the federal funds effective rate plus a margin ranging between 0.25% and 1.00%, based on the Company’s consolidated leverage ratio, as defined. The JPM Credit Agreement contains certain customary representations and warranties from the Company. It also contains customary covenants, including: use of proceeds; limitations on liens; limitations on mergers, consolidations and sales of the Company’s assets; and limitations on related party transactions. In addition, the JPM Credit Agreement requires the Company to comply with various financial covenants, including maintaining leverage and fixed charge coverage ratios, as defined. The leverage ratio covenant limits the Company’s consolidated indebtedness to a multiple of three times its consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as determined on a pro forma basis over the prior four quarters. The fixed charge coverage ratio, as defined by the JPM Credit Agreement, requires the Company to maintain the ratio of its consolidated EBITDA as determined on a pro forma basis less capital expenses to its fixed charges (which includes regularly scheduled principal payments, consolidated interest expense, taxes paid or payable in accordance with GAAP, and restricted payments) to at least 1.35 to 1. The JPM Credit Agreement also contains certain customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due (subject to specified grace periods), breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with its financial and non-financial covenants as of June 30, 2011.

The Company’s working capital increased by approximately $35.1 million, or 36%, to $131.5 million at June 30, 2011 as compared to $96.4 million at December 31, 2010. The changes in working capital during the first half of 2011 resulted from an increase in the Company’s current assets, equal to approximately $48.7 million, offset by an increase in current liabilities of approximately $13.7 million, as more fully explained below. The Company has historically funded its business through cash generated by operations.

The Company’s cash balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of June 30, 2011 and 2010, approximately $16.7 million and $13.5 million, respectively, were held outside the United States. We utilize a variety of operational strategies to ensure that our worldwide cash is available in the locations in which it is needed.

Cash provided by operating activities during the six months ended June 30, 2011 was approximately $24.3 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges, including depreciation, amortization, stock-based compensation and other charges. Changes in assets and liabilities increased operating cash flows during the first six months of 2011, principally due to increases in accounts receivable and inventory (which have a negative impact on cash flow) that were attributable to increased sales, the timing of certain cash collections and anticipation of increases in hardware shipments in future quarters, which were offset by increases in customer deposits and unearned revenue resulting from collection of calendar year support and maintenance billings, which have been deferred and are being recognized as revenue over the course of 2011. The increase in accounts payable was the result of normal quarterly fluctuations, the buildup of inventory and the timing of payments completed during the first half of 2011. Lastly, there was a decrease in accrued expenses which was the result of year-end bonuses being paid during the first quarter of 2011. If near-term demand for the Company’s products weakens, or if significant anticipated sales in any quarter do not close when expected, the availability of funds from operations may be adversely affected.

Cash provided by operating activities during the six months ended June 30, 2010 was approximately $12.0 million. Cash from operations was mainly generated through income from operations, adjusted to exclude the effect of non-cash charges, including depreciation, amortization, stock-based compensation and other charges. Changes in assets and liabilities increased operating cash flows during the first half of 2010, primarily due to increases in accounts payable, bonus accruals and accrued expenses (which have a positive impact on cash flow), which were a direct result of the increase in inventory and the fact that payments due to our vendors that supplied the Company with inventory were not due at quarter-end. These increases were partially offset by increases in accounts receivable and inventory that were attributable to increased sales, the timing of certain cash collections and anticipation of increases in hardware shipments in future quarters. In addition, there was also an increase in customer deposits and unearned revenue which was a result of collecting calendar year support and maintenance billings, which have been deferred and are being recognized as revenue over the course of 2010.

Cash used in investing activities during the six months ended June 30, 2011 was approximately $6.3 million. Approximately $3.7 million was used to invest in property and equipment. In addition, the Company continued to increase its investment in future products by investing $2.6 million in capitalizable software during the first half of 2011.

Cash used in investing activities during the six months ended June 30, 2010 was approximately $5.0 million. Approximately $3.0 million was used to invest in property and equipment. In addition, the Company continued to increase its investment in future products by investing $2.0 million in internally developed, capitalizable software during the first half of 2010.

Cash provided by financing activities during the six months ended June 30, 2011 was approximately $8.5 million. The Company completed scheduled principal payments against the term loan under the JPM Credit Agreement and scheduled payments against the Company’s capital lease obligations during first half of 2011. The Company also received cash proceeds from the exercise of stock options by employees of approximately $10.3 million and recognized excess tax benefits from stock-based compensation expense resulting from exercised options equal to approximately $1.4 million during the first half of 2011.

Cash used in financing activities during the six months ended June 30, 2010 was approximately $4.1 million. Financing activities included scheduled payments under the JPM Credit Agreement and payments against the revolving loan facility, scheduled payments against the Company’s capital lease obligations and the impact of tax benefits related to share-based compensation. Lastly, the Company received cash proceeds from employees for the exercise of stock options and the purchase of shares issued under the employee stock purchase plan of approximately $6.2 million.

The Company believes that its cash and cash equivalents, funds generated from operations and borrowing capacity will provide adequate liquidity to meet its normal operating requirements, as well as to fund the above obligations, for at least the next twelve months.

The Company believes there are opportunities to grow its business through the acquisition of complementary and synergistic companies, products and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue smaller non-accretive acquisitions that will shorten our time to market with new technologies. We expect the general size of cash acquisitions we would currently consider would be in the $5 million to $50 million range. Any material acquisition could result in a decrease in the Company’s working capital, depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that we obtain additional debt or equity financing. There can be no assurance that such additional financing will be available to us or that, if available, such financing will be obtained on favorable terms and would not result in additional dilution to our stockholders.

Contractual Obligations

The Company leases office space, equipment and certain vehicles under non-cancelable operating lease agreements expiring on various dates through 2017. Additionally, the Company leases various pieces of equipment under capital lease agreements that expire on various dates through July 2013. Contractual obligations as of June 30, 2011 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital leases	$339	$293	$46	$—	$—
Operating leases (1)	18,790	5,297	6,905	5,133	1,455
Other obligations:
Revolving credit facility (JPM Credit Agreement) (2)	—	—	—	—	—
Term loan facility (JPM Credit Agreement)	11,000	11,000	—	—	—
Austrian research & development loan	786	—	786	—	—
Estimated interest payments on credit facility and term notes (3)	448	371	77	—	—
Purchase commitments (4)	17,355	15,920	1,435	—	—

Total contractual obligations	$48,718	$32,881	$9,249	$5,133	$1,455

(1)	This schedule includes the future minimum lease payments related to facilities that are being subleased. The total minimum rentals to be received in the future under subleases as of June 30, 2011 are approximately $1.5 million in less than one year and $0.9 million in one to three years.
(2)	As of June 30, 2011, the Company had $80.0 million available in revolving credit facility borrowings under the JPM Credit Agreement and no amounts outstanding under this credit facility. See Note 6 to the condensed consolidated financial statements for further discussion of our credit facility.
(3)	For purposes of this disclosure, we used the interest rates in effect as of June 30, 2011 to estimate future interest expense. See Note 6 to the condensed consolidated financial statements for further discussion of our debt components and their interest rate terms.
(4)	The Company has entered into certain noncancelable purchase orders for manufacturing supplies to be used in its normal operations. The related supplies are to be delivered at various dates through December 2012.

At June 30, 2011, the Company had a $3.4 million reserve for unrecognized tax benefits which is not reflected in the table above. Substantially all of this tax reserve is included in other long-term liabilities and deferred income taxes on the accompanying condensed consolidated balance sheets.

Critical Accounting Policies and Procedures

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes, and commitments and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

New Accounting Standards

See Note 1, “Basis of Presentation and Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements for discussion of new accounting standards.

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Radiant Systems, Inc. and its subsidiaries (“Radiant,” “Company,” “we,” “us,” or “our”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by Radiant management, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Radiant’s future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”), including the section titled “Risk Factors” therein, and in the Company’s periodic and other filings with the SEC. These and many other factors could affect Radiant’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Radiant or on its behalf. Radiant undertakes no obligation to revise or update any forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The Company’s financial instruments that are subject to market risks are its cash and cash equivalents and long-term debt instruments. During the second quarter of 2011, the weighted-average interest rate on the Company’s long-term debt was approximately 3.42%. A 10% increase in this rate would have increased interest expense by less than $0.1 million for the three months ended June 30, 2011.

Foreign Exchange

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

The Company’s exposure to foreign currency risk is primarily related to fluctuations in the value of the Australian dollar and the Euro relative to the U.S. dollar for our operations located in Australia and Europe, respectively. Revenues from foreign operations were approximately $18.6 million or 19%, and $14.3 million or 16%, of total revenues for the three months ended June 30, 2011 and 2010, respectively, and approximately $32.4 million or 17%, and $26.5 million or 16%, of total revenues for the six months ended June 30, 2011 and 2010, respectively. Accordingly, an immediate 10% change in foreign currency exchange rates versus the U.S. dollar from their levels at June 30, 2011 and 2010 would not have a material effect on the Company’s consolidated financial position or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify its financial reports and to other members of senior management and the Company’s Board of Directors.

Based on their evaluation as of June 30, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Subsequent to the announcement of the Tender Offer and the Merger, three putative class actions were filed challenging the proposed transaction: (i) Jay Phelps v. Radiant Systems, Inc., et. al. (Case No. 2011CV203328), filed on July 14, 2011, in the Superior Court of Fulton County, Georgia; (ii) City of Worcester Retirement System v. Radiant Systems, Inc., et. al. (Case No. 2011CV203297), filed on July 15, 2011, in the Superior Court of Fulton Country, Georgia; and (iii) Oakland County Employees’ Retirement System v. Radiant Systems, Inc. et. al. (Case No. 2011CV203324), filed on July 18, 2011, in the Superior Court of Fulton County, Georgia.

All three complaints named the Company, the members of the board of directors, and NCR Corporation as defendants. All three actions were brought by purported shareholders of the Company, both individually and on behalf of a putative class of shareholders of the Company, alleging that the Board breached its fiduciary duties in connection with the Offer and Merger by purportedly failing to maximize shareholders value, and that the Company and NCR Corporation aided and abetted the alleged breaches. All three actions were transferred to the Court’s Business Case Division.

On July 27, 2011, the plaintiffs in the three actions jointly filed an amended complaint (the “Amended Complaint”). The Amended Complaint adds allegations that the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on July 25, 2011 contains materially misleading statements and omits material information. The Amended Complaint seeks equitable relief, including an injunction blocking consummation of the Offer and the Merger. The Amended Complaint also seeks compensatory damages in the event the Merger is consummated. On July 27, 2011, the plaintiffs also jointly filed a motion seeking to expedite discovery in anticipation of a forthcoming motion for a preliminary injunction blocking the defendants from proceeding with the Tender Offer and the Merger. On July 29, 2011, the Court consolidated the three actions.

The Company believes the allegations contained in the Amended Complaint are without merit and intends to vigorously defend against them, including opposing the motion for expedited discovery and any motion for a preliminary injunction that may be filed. There can be no assurance, however, that the Company will be successful in its defense.

ITEM 1A.	RISK FACTORS

If the Merger contemplated by the Merger Agreement with NCR Corporation and Ranger Acquisition Corporation does not occur, it could have a material adverse effect on our business, results of operations, and financial condition.

On July 11, 2011, we entered into a Merger Agreement with NCR Corporation and Ranger Acquisition Corporation. Under the terms of the Merger Agreement, on July 25, 2011, Ranger Acquisition Corporation commenced a Tender Offer to purchase all outstanding shares of our common stock for $28.00 per Share (the “Offer Price”). The Tender Offer is scheduled to expire at 12:00 midnight, New York City time, on August 19, 2011, unless the Tender Offer is extended. The Tender Offer is conditioned upon, among other things, satisfaction of the Minimum Condition (as defined in the Merger Agreement, requiring that there be a valid tender of a majority of the outstanding shares on a fully diluted basis) and other customary closing conditions. Following the successful completion of the Tender Offer, Ranger Acquisition Corporation will merge with and into us and any shares of our common stock not tendered in the Tender Offer (except for shares of common stock owned by us, NCR Corporation, or any of NCR Corporation’s subsidiaries) will be cancelled and converted into the right to receive the same Offer Price paid in the Tender Offer.

We cannot predict whether the closing conditions for the Tender Offer and the Merger set forth in the Merger Agreement will be satisfied, and the transactions contemplated by the Merger Agreement may be delayed or even abandoned before completion if certain events occur. The Merger Agreement also contains customary termination provisions for us and NCR Corporation and provides that, in connection with the termination of the Merger Agreement under specified circumstances involving competing transactions or a change in our board of directors’ recommendation, we may be required to pay NCR Corporation a termination fee of $35.7 million. If the conditions to the transactions set forth in the Merger Agreement are not satisfied or waived pursuant to the Merger Agreement, or if the transactions are not completed for any other reason, (i) the market price of our common stock could significantly decline; (ii) we will remain liable for the significant expenses that we have incurred related to the transaction, including legal and financial advisor fees, and may be required to pay the approximately $35.7 million termination fee; (iii) we may experience substantial disruption in our sales, research and development, and operating activities, and the loss of key personnel, customers, suppliers, and other third-party relationships, any of which could materially and adversely affect us and our business, operating results, and financial condition; and (iv) we may have difficulty attracting and retaining key personnel.

Until the closing of the transactions, it is possible that the focus of our management team and employees may be diverted, and that there may be a negative reaction to the Tender Offer and the Merger on the part of our customers, employees, suppliers, or other third-party relationships. The Merger Agreement also contains certain limitations regarding our business operations prior to completion of the Merger.

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-17723, as amended (“2/97 S-1”), (ii) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-30289 (“6/97 S-1”), (iii) a Registration Statement on Form S-3 for the Registrant, Registration No. 333-162309 (“10/09 S-3”), (iv) the Registrant’s Form 8-K filed December 17, 2007 (the “December 17, 2007 8-K”), and (v) the Registrant’s Form 8-K filed January 8, 2008 (the “January 8, 2008 8-K”), (vi) the Registrant’s Form 8-K filed July 9, 2008 (the “July 9, 2008 8-K”), (vii) the Registrant’s Form 8-K filed July 12, 2011 (the “July 12, 2011 8-K”), and (viii) the Registrant’s Form 8-K/A filed July 22, 2011 (the “July 22, 2011 Form 8-K/A”).

Exhibit No.	Description
*2.1	Share Purchase Agreement, dated December 11, 2007, by and among Radiant Systems, Inc., Quest Retail Technology Pty Ltd, and David Brown (December 17, 2007 8-K).

*2.1.1	First Amendment to Share Purchase Agreement, dated as of January 4, 2008, by and among Radiant Systems, Inc., RADS Australia Holdings Pty Ltd, Quest Retail Technology Pty Ltd, and David Brown (January 8, 2008 8-K).

*2.2	Stock Purchase Agreement dated as of July 3, 2008, by and among Radiant Systems GmbH, Orderman GmbH, Alois Eisl, Franz Blatnik, Gottfried Kaiser, and Ing. Willi Katamay (July 9, 2008 8-K).

*2.3	Agreement and Plan of Merger, dated as of July 11, 2011, among NCR Corporation, Ranger Acquisition Corporation and Radiant Systems, Inc. (July 12, 2011 8-K).

*2.4	Form of Tender and Voting Agreement, dated as of July 11, 2011, by and among NCR Corporation, Ranger Acquisition Corporation and Radiant Systems, Inc.’s directors (other than Michael Kay) and certain officers (and certain affiliates) (July 12, 2011 8-K).

*2.5	First Amendment to the Tender and Voting Agreement, dated as of July 21, 2011, by and among NCR Corporation, Ranger Acquisition Corporation and certain shareholders of Radiant Systems, Inc. (July 22, 2011 Form 8-K/A).

*3.1	Amended and Restated Articles of Incorporation (6/97 S-1).

*3.2	Amended and Restated Bylaws (2/97 S-1).

*3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Radiant Systems, Inc. (10/09 S-3).

10.1	2011 Amendment to the Amended and Restated 2005 Long-Term Incentive Plan.

10.2	Director Compensation Arrangements (approved June 14, 2011).

31.1	Certification of John H. Heyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark E. Haidet, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T including the following items from Radiant Systems, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and June 30, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT SYSTEMS, INC

Dated: August 5, 2011	By:	/S/ MARK E. HAIDET

Mark E. Haidet,

Chief Financial Officer

(Duly authorized officer and principal financial officer)